Form 10-K
period 2004-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2005-03-31
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file Number: 000-[1-]32421

FUSION TELECOMMUNICATIONS,
INTERNATIONAL, INC.

(Exact name of registrant as specified in charter)

Delaware	58-2342021
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

420 Lexington Avenue, Suite 518	10170
New York, New York 10170	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 972-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock,	American Stock Exchange
par value $0.01 per share

Redeemable Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing price of the common stock as reported by the American Stock Exchange on March 24, 2005 was $105,968,123. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant’s common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

The number of shares outstanding of the Registrant’s capital stock as of March 24, 2005 is as follows:

Number of Shares Outstanding
Title of each Class	at March 24, 2005

Class A Common Stock, $0.01	17,501,422
Common Stock, $0.01 par value	8,832,996
Redeemable Common Stock Purchase Warrants	6,741,838

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held in 2005.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10.	Directors and Executive Officers of the Registrant	37
ITEM 11.	Executive Compensation	37
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
ITEM 13.	Certain Relationships and Related Transactions	37
ITEM 14.	Principal Accounting Fees and Service.	37

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	38
Index to Consolidated Financial Statements		F-1

PART 1

ITEM 1. BUSINESS

Overview

We seek to become a leading provider of VoIP and other Internet services to, from and within emerging markets in Asia, the Middle East, Africa, the Caribbean, and Latin America. With our lead product, VoIP, we currently provide a full suite of communications services to corporations, postal telephone and telegraph companies, other licensed carriers, Internet service providers, government entities, and consumers. Our packet based network infrastructure includes the latest Softswitch technology which technology allows us to deliver Internet protocol services around the world with quality and reliability.

Through our key assets of market knowledge, technical expertise and strategic relationships, we believe we are poised to:

•
Capitalize upon the growth in VoIP, a market that Insight Research Corporation expects to grow from $13 billion in 2002 to nearly $197 billion by 2007 and expand our international penetration of VoIP applications to consumers and corporations.

•	Establish our company as an “early mover” in emerging markets through our product suite, technology platform and relationships with our partners.

•
Continue to expand the number of international partnerships in key emerging markets to facilitate the distribution and local support of our product line and leverage our existing international partnerships to sell our additional services in targeted markets.

•	Expand our emerging market network connectivity by acquiring additional communications licenses through existing and new strategic relationships.

We target markets that we believe have: (i) barriers to entry, (ii) substantial growth prospects, (iii) an increasing number of corporations operating within them, and (iv) a substantial quantity of voice and data traffic between the developed world (e.g., the United States and United Kingdom) and other countries within our network. In select emerging markets, we will deploy network facilities in order to connect that country to the United States.

We currently provide services to customers in over 45 countries. We believe that by using local partners in select markets, we can best distribute our services while providing a high level of local customer support.

Services

To date, we derive a significant portion of our revenues primarily from U.S.-based customers requiring voice and data connectivity to emerging markets. As we continue to execute our strategy, we anticipate a larger number of non-U.S. based customers. We are currently seeking to expand our revenue stream by providing our services from, in and between emerging markets, which to date, have not generated material revenues for us. We deliver our services directly to end users and through partnerships with companies that distribute and support our services locally. We also deliver our services through joint ventures.

We have service contracts with several customers, including government agencies. Our contracts with carriers typically have a one year renewable term, with no minimum volume per month, and allow the customer to terminate without penalty. Our contracts with corporate customers are typically for a one year term, and have an early cancellation penalty. Our government contracts range from one year to five year terms, and are terminable at the government’s option without penalty. For the years ended December 31, 2004, 2003 and 2002, the Telco Group accounted for 13.3%, 13.7% and 13.8%, respectively, of our total revenues.

We have tailored our service offerings to meet the needs of our target customers requiring services to, from, in and between emerging markets.

•
VoIP: Our VoIP services have accounted for the majority of our revenues in 2004 and 2003. For the years ended December 31, 2004 and 2003, our VoIP service accounted for 70.6% and 67.8%, respectively, of our consolidated revenue. VoIP enables customers, typically for a lower cost than traditional telephony, to place voice calls anywhere in the world using their personal computer, Internet protocol phone or regular telephone when accompanied by a hardware device. VoIP services utilize the Internet as opposed to circuit switching (traditional telephony technology), thereby offering cost savings to customers. These services are offered directly to corporations around the world, on a private label, co-branded or wholesale basis to Internet service providers, postal telephone and telegraph companies and cable operators who wish to market to corporations and consumers under their own brand name, or through our retail services company, Efonica. Efonica offers PC-to-Phone and Internet protocol Phone-to-Phone services to customers located in Asia, the Middle East and Africa, and is currently expanding into Latin America. Advanced services that are expected to be available in 2005 to customers include voicemail, call waiting and call forwarding.

Additionally, we enter into VoIP interconnect agreements with postal telephone and telegraph companies or other carriers in our target markets. These agreements enable us to terminate traffic into a country and in some cases originate traffic from that country through the postal telephone and telegraph company or other carrier. We use capacity on these networks to carry our own retail traffic in addition to selling capacity to other carriers desiring voice termination to that destination. As we grow, we intend to use an increasing percentage of our capacity for higher margin retail traffic.

•
Managed private networks: We offer managed end-to-end networks that typically connect multinational corporations or government facilities in emerging markets with locations in other countries. We also market this service to software developers, call centers, and telemarketing facilities, all of which rely on high quality, reliable service. In markets where we do not have network facilities deployed, we utilize other carriers’ networks, allowing us to provide an integrated global network that can connect a customer to virtually anywhere in the world. We also offer services on a private label basis as a subcontractor for other communication carriers that are seeking network connectivity to countries that they do not otherwise service.

•
Internet Access: We offer peering with multiple tier-one Internet backbone providers utilizing an intelligent routing capability. This ensures efficiency, speed and reliability. The tier-one providers we utilize own or control a national network that trades traffic with other national providers. This traffic trading is referred to as “peering.” A tier-one provider can carry its own Internet traffic across the country and hand it off at any one of the public or private hand-off locations known as “peering points,” metropolitan access points or national access points. In select locations such as India, we have established Internet points of presence that are then connected to our New York facility. This, in turn, provides interconnectivity with the Internet and peering with the top Internet backbone networks. In regions where we do not own network facilities, we utilize other carriers’ facilities. We also provide services on a private label basis as a subcontractor for other communication carriers that are seeking Internet access in countries that they do not otherwise service.

•
Internet video conferencing: We offer an Internet-based video conferencing service that can be initiated instantly on a personal computer (similar to popular instant messaging services) and can handle from two to two hundred participants per conference, of which six can be visually displayed. The service can be installed in a matter of minutes and only requires a standard camera and headset to operate. We are marketing our desktop video conferencing service directly to multinational corporations seeking to enhance face-to-face communications without the costly inefficiencies of business travel, and to our international partners to distribute within their country.

•
Co-location: We offer facility co-location services to other communication service providers, enabling them to co-locate their equipment within our facility, or lease a portion of our equipment. Often, we provide wholesale services to the parties who co-locate with us.

Our segments and their principal activities consist of the following:

Traditional Voice—we terminate voice telephony minutes to countries served by us, utilizing traditional Time Division Multiplexing (TDM) and “circuit-switched” technology. Typically, this will include interconnection with tradi-

tional telecommunications carriers either located internationally or those carriers that interconnect with us at our US Points of Presence (POP) and provide service to other destinations.

VoIP (Voice over Internet Protocol) to Carriers—VoIP includes the termination of voice telephony minutes through the internet rather than traditional circuit-switched technology. This permits less costly and more rapid interconnection between us and international telecommunications carriers.

VoIP (Voice over Internet Protocol) to Consumers and Corporations—Primarily through our Efonica and Estel entities, we provide VoIP services targeted to end-users and corporations.We offer services that permit consumers or corporations to originate calls via IP telephones or telephone systems that use the Internet for completion to standard telephone lines anywhere in the world. We also provide PC-to-Phone service that utilizes the Internet to allow consumers to use their personal computers to place calls to the telephone of their destination party.

Internet, Private Networks & Other—We provide Internet connectivity to telecommunications carriers, Internet service providers, government entities, and multinational customers via our POPs in the US, India and through our partners elsewhere. We also offer point-to-point private lines, virtual private networking, and call center communications services to customers in our target markets. Lastly, we offer an Internet video conferencing service to customers anywhere in the world.

Growth Strategy

Strategy: Our strategy is to gain early entry in an emerging country and then market advanced communication services such as VoIP, private networks, Internet access, Internet protocol video conferencing, and other Internet services. In many cases, we will establish a foothold within an emerging market through a partnership with a local organization. We believe that working in conjunction with local partners enables us to offer global services with local support.

The details of our strategy include:

•   Establish Local Partners for In-Country Distribution and Support.

We believe that working with strong partners allows us to best distribute services and attract, retain and support customers. We seek to develop partnership arrangements in each of our markets. Local partners offer time to market advantages as their existing infrastructure, sales distribution channels, and technical support can be utilized, while simultaneously reducing capital needed to enter the market. Additionally, these partners typically provide last mile connectivity in their country required for the delivery of local Internet access and private networks. This last mile connectivity, which is the connection between the in-country telecommunications facility and the customer’s physical location, in combination with local support, expands the geographic coverage of our global service offering and helps differentiate us from our competitors.

We intend to work with our partners to enable them to distribute and support our products and services (either co-branded or private labeled). Our private label alternative enables our partners to market our products, technology platform and global reach under their own brand. This alternative is ideal for partners that do not have the capital, expertise and technology platform required to deliver our services but want to build their own brand. Local partners also offer critical insights into the regulatory environment and are familiar with the specific cultural nuances of their region. Additionally, we anticipate that prior to the rollout of any new services, our partners will work with us, contributing market intelligence, to ensure a successful introduction of new products. This partnering approach allows the local infrastructure to progress to a more technologically advanced platform while positioning us to benefit from the rapid growth that these technologies enable.

•   Deploy Internet Protocol Infrastructure.

We deliver a broad array of Internet protocol based communication services, primarily VoIP, which require a lower capital investment than traditional strategies. This approach allows us to accomplish what we believe many of our partners in emerging markets are seeking a way to enhance existing in-country technology and service offerings at minimal cost. This allows the local infrastructure to progress to a more technologically advanced platform while positioning us to benefit from the rapid growth that these new technologies and under penetrated markets enable.

•   Establish Market Position in VoIP Business.

One of our key service offerings is VoIP, which allows us to offer Internet-based long distance services at competitive prices to any business, consumer or carrier with broadband or dial-up Internet access. Quality levels, which had once been a significant issue, are fast approaching those associated with traditional voice transmission. We typically market our VoIP services to corporations and consumers through an in-country distribution partner. Additionally, we seek to enter into relationships with in-country carriers to transport voice traffic to and/or from that country. We believe that we have established our presence in the voice markets due to (i) direct interconnections to postal telephone and telegraph companies, and other licensed carriers, which facilitate higher quality transmission than the services offered by gray market operators, and (ii) competitive pricing. We believe that carriers seeking to access these gray markets will increasingly want to work with companies that have established relationships with postal telephone and telegraph companies and other licensed carriers, as opposed to quasi-legal gray market operators who divert long distance traffic and revenue from those carriers. We believe gray market operators generally provide poorer quality and reliability. In several markets, we receive inbound traffic from the postal telephone and telegraph company and other licensed carriers that tend to produce higher margin than our outbound voice services. We believe this inbound traffic from postal telephone and telegraph companies and other licensed carriers strengthens our ability to ensure favorable contractual arrangements. We will use capacity on our international voice networks to carry our own retail traffic in addition to selling capacity to other carriers desiring termination to that specific destination. As we progress in the execution of our business plan, we intend to use a greater percentage of our network capacity to carry higher margin retail traffic.

•   Support Partners and Services with Advanced Packet Switched, Low Cost, Flexible Network.

We employ an Internet protocol network that consists of Company-owned and partner-owned points of presence and usage based or leased transmission facilities. Our network has several key attributes, including: open standard compliance; distributed architecture; centralized management; a wide array of signaling support; and policy based routing. With just one network point of presence, our partners have acces to all of the products and services that we offer, as well as to certain back office systems required to manage services being delivered.

We believe that this strategy allows us to control the network intelligence critical to providing transmission quality and high quality customer support. At the same time, we are not burdened by large capital requirements and high fixed network costs in a market that has seen dramatic price reductions. The majority of our network operating costs are variable; that is, directly proportional to usage and revenue.

•   Target Enterprise, including Government Market Segment.

We intend to build upon our market position in the international VoIP business to market our managed private networks and other Internet-based services to multinational businesses. By utilizing our own direct sales force and local partner distribution channels, we are able to market our services to customers in the United States and abroad. Our engineering team works closely with both our sales team and customers to provide solutions to our clients. As part of our corporate service offerings, we provide a single point of contact, ensure active end-to-end management and guarantee service levels. As a result of our geographic coverage, we have been approached by several large communication carriers and have discussed the possibility of becoming their subcontractor for services in regions they do not otherwise cover.

We believe that the U.S. Federal Government provides an opportunity for us. By leveraging our relationships and experience in navigating international markets, we have been able to penetrate this sector. In 2003, we were approved by the U.S. Government as a prime contractor to provide services to the Department of Defense (“DoD”) and was awarded our first contract in this sector. Under this contract, we are providing a private network connecting two DoD facilities in the Persian Gulf. Although we are seeking to increase the amount of our government contracts, only 3% of our revenue is currently derived directly from them and arrangements whereby we act as a subcontractor on government contracts. Under one such arrangement, we provide Internet connectivity to 17 U.S. embassies and consulates in Asia and the Middle East. These contracts, however, often give the government the right to terminate at any time. Although we try to include liberal cancellation arrangements with our suppliers, we may make contractual commitments with third party vendors to fulfill portions of such contracts that do not contain similar termination provisions. In the event that the government terminates a contract that we have made third arrangements for we may have significant unrecouped costs.

•   Exploit Communication Patterns Among and Between Our Markets.

We look to provide connectivity to, from, in and between our emerging markets. We are seeing demand from our business customers for multi-country connectivity such as a U.S. corporation seeking connectivity to India, China and the Philippines from one provider. We recently began marketing this service. In addition, we are targeting connectivity between markets with significant traffic flows such as the traffic flows between India and multiple countries in the Middle East. In countries where we do not have facilities, we will work with other international communications providers to utilize their networks to deliver this service. In our VoIP business, we are seeing similar trends. We believe that traffic among emerging markets is less susceptible to price and margin erosion than traffic among developed countries. In countries where we install equipment, it is common that our partners, customers or vendors will provide a facility to locate the equipment.

Marketing

We deliver multi-product communications solutions to targeted market segments requiring quality, reliability, flexibility and scalability. VoIP services are offered on a private label or co-branded basis to postal telephone and telegraph companies, other licensed carriers, Internet service providers, cable companies and wireless operators. VoIP is also marketed to corporations, government agencies and consumers through direct sale, in-country partners or third party distri-bution. Private network solutions, including international point to point private lines, IPVPN, IP-IPLs, ATM and Frame Relay are offered directly or though in-country partners and third party distribution to postal telephone and telegraph companies, other licensed carriers, ISPs, government agencies and corporations. Internet Access is marketed through direct and alternate channels to postal telephone and telegraph companies and other licensed carriers, Internet service providers, cable companies, wireless operations, corporations and government agencies. Our Internet protocol videoconferencing services, InterView, is marketed to small, medium and large corporate customers through postal telephone and telegraph companies and other licensed carriers, Internet service providers, in-countrty partners and other distribution channels on a private label or re-sale basis. InterView is also offered on a direct sale basis to corporations and government agencies.

We market our services via a variety of distribution channels.

•
Direct Sales and Regional Management—We have a direct sales force that sells our products and services to corporations and carriers. We also have regional sales management that focus on Latin America, Asia, Africa, the Middle East and the Caribbean. The regional executives manage and grow existing revenue streams from partners and defined strategic accounts; identify and develop new partnerships; develop strategies for market penetration; identify new market opportunities; and coordinate internal support activities.

•
Agents—We use independent sales agents to sell our services. Our sales agents are compensated on a commission-based structure. We typically control the product, pricing, branding, technical and secondary level customer support, billing and collections.

•
Partnerships—We seek to develop partnership arrangements in each of our markets with companies that are able to distribute and support our services. These partners can be postal telephone and telegraph companies, newly licensed carriers, Internet service providers, cable operators or other distribution companies. We seek to develop partnership arrangements in each of our significant markets. In addition to local distribution and support, our partners typically provide or arrange for last mile connectivity required for the delivery of local Internet access and private networks.

•
Strategic Ventures—We enter into agreements with other companies to market and distribute each other’s products and services to the customer and prospect base of the other. The providing party usually will support and bill its own products. Depending on the strategic venture, we may pay or receive a commission, share revenue and/or profits with each other.

The terms of each non-joint venture partnership or distribution agreement are different by partner but in general provide for a revenue or profit sharing arrangement.

Joint Ventures

We enter into formal joint venture agreements with certain partners and have established five joint ventures to market and provide our services. The profits of each joint venture agreement are typically allocated according to percentage of equity ownership.

Efonica

  Efonica was incorporated in the Technology, Electronic Commerce and Media Free Zone in Dubai, United Arab Emirates.

  In January 2005, we entered into an agreement to acquire the 49.8% minority interest in one of our joint ventures, Efonica from Karamco, Inc. which was contingent upon the successful completion of our initial public offering by March 1, 2005. As our IPO was completed by this date, the Efonica transaction closed on February 18, 2005. The purchase price was a minimum of $5.5 million and a maximum of $14.3 million, as adjusted for the approximate $196,000 representing Karamco’s portion of Efonica’s debt owed to us as of the closing date and the $500,000 which was paid in cash in February 2005, based upon a multiple of earnings achieved by Efonica during the 12-month period ending February 28, 2006 (4.5 x Efonica’s net income as adjusted for certain intracompany and other expenses). Karamco received cash of $500,000, with the balance paid in shares of common stock. The number of shares issued to Karamco was determined by the $6.45 per share initial price of the common stock at the date of the IPO.

  Aproximately $4.4 million worth of such common stock (675,581 shares) issued to Karamco are being held in escrow until the final valuation of the joint venture is determined after the year ending February 28, 2006. In the event that the purchase price would be lower (based upon Efonica’s net income for that one year period) than $10 million, the excess of the common shares in escrow will be returned to us for cancellation out of the shares held in escrow. In the event that the purchase price would be higher than the $10 million (based upon Efonica’s net income), we will issue Karamco additional shares of our common stock (based on the IPO price of $6.45 per share), subject to the $14.3 million maximum purchase price.

  Out of the shares to be issued to Karamco, we have agreed to register for resale 150,000 shares of common stock within sixty (60) days of the date of the registration statement for the IPO. If we do not register such shares, within the 60 day time period, we are obligated to purchase the shares from Karamco at the higher of $6.45 per share which was the IPO price or the average five (5) day bid price prior to the sixtieth day after the effective date of the registration statement. If the sale of the 150,000 shares that are to be registered results in less than $1 million of gross proceeds we will purchase additional shares owned by Karamco, at a price equal to the higher of the IPO price or the closing price 30 days after the last sale, so that they receive $1 million in gross proceeds. If we purchase additional shares from Karamco they will be returned for cancellation.

  Karamco is owned by Roger Karam, who became the CEO of Efonica and our President of VoIP Services upon the effective date of the IPO.

India

  In March 2000, we entered into a joint venture agreement with Communications Ventures India Pvt. Ltd. to form an entity named Estel Communication Pvt. Ltd. Estel is organized and existing under the laws of India and has its office in New Delhi, India. We own 49% of the joint venture and have voting rights in another 1.01%, which in turn gives us an indirect 50.01% voting control in the joint venture. Estel is in the business of selling and supporting VoIP, private networks and Internet access in India. The joint venture has been funded primarily by us. Our joint venture partner has had a lack of resources necessary to make investments to grow our operations or fund its committments to us. As of December 31, 2004, they owed us approximately $760,000.

Pakistan

  In July 2002, we acquired a 75% equity interest in a joint venture with Turner Hill Investments, L.P. (“Turner Hill”), a non-US limited partnership, to provide VoIP services for calls terminating to the dominant telecommunications carrier in Pakistan. Turner Hill subsequently assigned its interest to Braddon Corporate Holdings Limited (“Braddon”). During 2003 and 2002, we contributed certain telecommunications equipment and advances aggregating approximately $0.3 million and $0.7 million, respectively, to the joint venture in exchange for its equity interest in the new joint venture. The joint venture operates out of facilities provided by Braddon and began providing VoIP service in November 2002.

  In connection with the joint venture agreement, we entered into a non-exclusive service agreement with Pakistan Telecommunications Ltd. (“PTCL”), a public limited company incorporated under the laws of Pakistan, under which PTCL would provide for the termination of incoming VoIP traffic into Pakistan from the United States and Europe. The term is one year from September 1, 2004, renewable upon mutual consent. The agreement provides for us to place all necessary switching equipment in Pakistan, which we have done through our Pakistan joint venture, and the switching equipment is not returnable upon termination. In addition, PTCL may terminate the agreement if Fusion does not deliver a minimum of traffic over a three month period. The agreement also requires us to put up a $1,000,000 bank guarantee, which is pending the resolution of advances totaling $567,000 owed to us by PTCL as of December 31, 2004.

  The joint venture entity is required to pay a management fee to Braddon equal to the number of minutes terminating in Pakistan on a monthly basis times a fixed rate per minute.

Jamaica

  On December 16, 2004, we entered into an agreement to acquire 51% of the common stock of a Jamaican telecommunications company in exchange for $150,000. The company currently holds international and domestic carrier license agreements with the Jamaican government, which enable it to operate as an international carrier through 2013 and as a domestic carrier through 2018. The closing of this acquisition took place on January 11, 2005. The company will be selling VoIP and other Internet services to corporations and consumers in the Jamaican market.

Turkey

  On March 8, 2005, through a a wholly owned subsidiary, Fusion Turkey, LLC., we entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve I.letis,m Hizmetleri San.Tic.A.S,. (“LDTS”) from the existing shareholders. LDTS possesses a Type 2 telecommunications license approved by the Turkish Telecom Authority. This license will permit Fusion to offer VoIP services under its Efonica brand and other Internet services to corporations and consumers in Turkey. Fusion is acquiring the shares for approximately $131,000 cash and the posting of a bank guarantee of $251,000. The transaction is subject to receipt of approval from the Turkish Telecom Authority.

Network Strategy

Our network strategy incorporates a packet switched platform capable of interfacing with Internet protocols and other platforms including Time Division Multiplexing (TDM). This is key to providing the flexibility needed to accommodate the many protocols used to transport voice and data today. We continually evaluate, and where appropriate, deploy additional communications technologies such as Multi-Label Protocol Switching (MPLS) and Any Transport over MPLS, which handle information transport in a more efficient fashion than other earlier technologies such as frame relay and ATM.

The core of our network design is a packet-based switching system that accommodates VoIP and traditional voice, Internet, data and video services. Packet-based networking is considerably more efficient than circuit-switched systems because it can disperse packets (information) in many directions and then reassemble them at the destination. This makes much more efficient use of available facilities when compared to circuit-based systems. We believe that this design offers an extensible platform to support envisioned growth. The network design is intended to embrace emerging technologies as they become available. The network supports expansion outside of the United States and, if necessary, can deliver packet technology to every part of the network.

We are currently using a Veraz “Softswitch”, Nuera Orca equipment, and carrier class Cisco and Juniper routers to transport voice, data, video, and Internet traffic. Softswitch is a generic term that refers to a new generation of telecommunications switching equipment that are entirely computerized and are essentially software mounted on robust computer servers. This provides us with routing capabilities to further enhance services and performance available to our clients.

Key attributes of our soft switch include:

•
Open standards compliance: Our infrastructure interoperates with a wide range of third-party products, which gives us the ability to grow the network and expand service offerings. We seek system components that incorporate “open standards” in order to maintain flexibility in our system’s evolution. Additionally open standards ensure a cost efficient expansion path as there is no need to replace the entire switch once expansion opportunities have been exhausted as was required in the past.

•
Distributed Architecture: Unlike traditional telephony which relies mainly on centralized systems, our Softswitch system has a modular structure with its intelligence spread out across various system components. Due to this distributed environment, we maintain the ability to provide services to at least some locations in the event a system failure prevents us from providing services to other locations.

•	Centralized Management: Web-based tools and reporting capabilities enable efficient management, including the troubleshooting and diagnostics of a global distributed network from a single location.

•
Wide Array of Signaling Support: An ability to support a large number of signaling systems or protocols, providing an integrated platform for both traditional and advanced products and services, including, but not limited to DS-O, T-1, E-1, DS-3, STM-1/CC3/(C), SS7/ISUP, ISDN, PRI, SIP, H323, MGCP, G.711, G.723 and G.729.

•
Policy Based Routing: An ability to create complex, multi-tiered and predetermined sets of routing policies. This is a more powerful and effective way to determine the least costly and most effective paths for voice communications traffic.Benefits of the Fusion Distributed Network Architecture

Historically, most large international communications networks required investment and implementation of self-contained switching hardware that, in turn, could then be connected with other comparable equipment nodes via leased lines or other forms of networking. Examples of these would include equipment such as large traditional carrier switching equipment. All of the intelligence and functionality has to be replicated in each major location.

We, however, have implemented an environment that we believe is far more flexible, adaptable, and less costly than the legacy systems in use by some of our competition. Our Softswitch environment permits us to centrally control our network and service offerings from one location yet deploy gateways that interface with customers and vendors in remote locations. Each remote gateway is able to deliver our service suite even though the intelligence is centrally located in our New York facility. Instead of needing duplicative and expensive infrastructure in every location, we economize by allowing multiple disparate network equipment to be centrally managed. We believe that we can capitalize on market opportunities that would previously have been unadvisable due to the expense of deployment and associated marketplace risks.

Capacity

In traditional telecommunications systems, capacity is a function of equipment and software. Because of its modular architecture, Softswitch capacity is much less dependent on hardware. We believe that our Softswitch environment will enable us to expand our capacity to handle traffic and our geographic reach with greater ease in the future.

Ease of Modular Service Creation

Traditional telecommunications switching systems are not easily modified to incorporate new features and functionality. Because our Softswitch environment is entirely computer driven, our systems are flexible and designed for the addition of features. We intend to expand our service offerings by integrating additional hardware and software systems.

Our distributed architectures and flexible technology platform allows us to roll out new services in a shorter period of time than many traditional telecommunication companies.

Ease of Deployment

As we continue to penetrate emerging markets, we will seek to establish regional points of presence that are then connected to our New York facility. To facilitate this, we have created a standard concept for the deployment of a point of presence in a remote region. These regional points of presence will enable our VoIP services set to be offered and delivered from remote locations while the intelligence and management of the services are in our New York facility. This modular approach allows us to respond and deploy our services rapidly. We currently maintain one point of presence in the Caribbean, Latin America and the Middle East, two points of presence in the United States and five points of presence in Asia. We are generally required to establish additional points of presence where the partner or vendor does not have the necessary equipment, where it is a requirement pursuant to a license agreement or the partner or vendor contractually require us to provide the equipment.

Competition

The international communications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies, and pricing decisions of the larger industry participants. In addition, companies offering Internet, data and communications services are, in some circumstances, consolidating. We believe that service providers compete on the basis of price, customer service, product quality, brand recognition and breadth of services offered. Additionally, carriers may compete on the basis of technology. Recently, we have seen carriers competing on their ability to carry Voice over Internet Protocol (VoIP). As technology evolves and legacy systems become an encumbrance, we expect carriers to compete on the basis of technological agility, their ability to adapt to, and adopt, new technologies.

In the area of VoIP we compete with companies such as Vonage, 8X8, Deltathree, Net2Phone, Dialpad and Mediaring. This business segment is marketing-intensive and does not have high barriers to entry. While we believe our distribution relationships and marketing skills provide us with a competitive advantage, our competitors generally have more resources and more widely recognized brand names.

We compete with several emerging international carriers, many of whom are in or entering the VoIP market, among which are Primus Telecommunications Group, Teleglobe International Holdings Ltd (which completed its merger with IP-telephony pioneer ITXC in May 2004), and IDT Corporation. We also compete with non-U.S. based emerging carriers. For example, in India, we compete with Bharti Tele-Ventures, Reliance Telecom and Data Access, all of which are larger, better capitalized and have broader name recognition than Fusion. Many of these competitors are becoming increasingly focused on emerging markets as they seek to find higher margin opportunities. Many of these carriers are also focused on voice carriage but may become increasingly focused on providing private networks and other Internet protocol services.

In each country where we operate, there are numerous competitors, including VoIP service providers, wireline, wireless and cable competitors. We believe that as international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984 and the Telecommunications Act of 1996. Prices for long distance voice calls in the markets in which we compete have been declining and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks.

In the area of Internet conferencing, we compete with other Internet-based video or audio conferencing providers such as WebEx Communications, PlaceWare, Talkway Communications, and InterCall. We can be perceived as competitive with free services such as Yahoo video and Microsoft Netmeeting. Each of these competitors has their own strengths and weaknesses. Some are unable to do more than one-on-one conferencing or require use of free public servers and are therefore subject to varying levels of quality and usefulness. Others are designed solely for the corporate marketplace and require substantial up-front investment in servers and on-going management. We also expect that companies such as Microsoft and IBM will seek to integrate a video conferencing service directly into personal computers. We compete with business-ori-

ented Internet access providers, including AT&T, MCI, Qwest, and Cable & Wireless. These providers may offer both wholesale and retail Internet connectivity and are considerably larger than us and have greater brand recognition.

We have been unable to identify any direct and comprehensive competitors that deliver the same suite of services to the same markets with the same marketing strategy as our Company. We compete with many different providers in various aspects of our Business Plan, but have found none that directly offer the same breadth of services focused on emerging markets. Some of our competitive advantages include:

•	A full suite of services that compliment our VoIP service offerings as opposed to a single offering;

•	Our focus on emerging markets in Latin America, Asia, the Middle East, Africa and the Caribbean;

•	An international partnership and distribution model which provides for faster service deployment reduced capital requirements and cost efficient service delivery; and

•	A strategy of using local partners to enable us to access new markets, communication licenses, enhance distribution and provide local customer support.

At this time, we are unable to provide quantified disclosure regarding our market share in the markets in which we operate. As is common with emerging markets, the aggregate market for our products and services is usually not known until feasibility studies containing a wide range of demographic variables are conducted. We are not aware of any studies that presently exist which provide sufficient data for us to determine our market share.

Government Regulation

General. In the United States, we are subject to varying degrees of federal, state and local regulation and licensing, including that of the Federal Communications Commission. Internationally we also encounter similar regulations from governments and their telecommunications/regulatory agencies. At each of these levels, there are significant regulations, fees and taxes imposed on the provision of telecommunications services in our business.

We cannot assure you that the applicable U.S. and foreign regulatory agencies will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations or pursuant to applicable regulations. If authority is not obtained or if our pricing, and/or terms or conditions of service, are not filed, or are not updated, or otherwise do not fully comply with the rules of these agencies, third parties or regulators could challenge these actions and we could be subject to forfeiture of our license, penalties, fines, fees and costs.

The U.S. Federal Government and state authorities have the power to revoke our regulatory approval to operate internationally, interstate, or intrastate, or to impose financial penalties, statutory interest and require us to pay back taxes or fees if we fail to pay, or are delinquent in paying, telecommunications taxes or regulatory fees or fail to file necessary tariffs or mandatory reports. We are currently, and have been, delinquent in such financial, filing and reporting obligations and required filings in the past including, but not limited to, Federal Communications Commission and Universal Service Fund reports and payments.

During July 2004, the United States Senate continued to consider how it might apply regulations to VoIP. The VoIP Regulatory Freedom Act of 2004 exempts VoIP service from state taxes and regulations and defines it as a lightly regulated information service for U.S. government regulators. This does not, however, remove the uncertainty of regulatory impact within the United States. For example, the bill reserves the ability for states to require VoIP to provide 911 services, to require VoIP providers to contribute to state universal service programs, and to pay intrastate access charges to other telecom providers.

On April 24, 2004, the FCC rendered a decision on the AT&T Petition for Declaratory Ruling (WC Docket No. 02-361) pending before them. The FCC determined that, where 1+ calls were made from regular telephones, converted into an Internet protocol format, transported over AT&T Internet backbone, and then converted back from IP format and delivered to the called party through the local exchange carrier local business lines (not Feature Group D trunks), the service was a “telecommunications service” for which terminating access charges were due the local exchange carrier. In its decision, the Commission stated that, under the current rules, the service provided by AT&T is a “telecommuni-

cations service” upon which interstate access charges may be assessed against AT&T. The FCC limited its decision to the specific facts of the AT&T case where the type of service involved ordinary Customer Premise Equipment with no enhanced functionality, the calls originated and terminated on the public switched telephone network, and the calls underwent no net protocol conversion and provided no enhanced functionality to the end user due to the provider’s use of Internet protocol technology. In fact, in the AT&T case the customer was completely unaware of AT&T’s use of IP technology in transporting the call.

Although the FCC determined the services provided by AT&T to be a telecommunications service subject to interstate access charges rather than information services not subject to such charges, they did not make a determination regarding the regulatory status of phone-to-phone VoIP or its exposure to Universal Service Fund (USF), 911, Communications Assistance for Law Enforcement Act (CALEA) or any other public policy issues. The FCC further qualified the decision by stating that they “in no way intend to preclude the Commission from adopting a different approach when it resolves the IP-Enabled Services rulemaking proceeding or the Intercarrier Compensation rule making proceeding.” (Developing a Unified Intercarrier Compensation Regime, CC Docket No. 01-92, Notice of Proposed Rulemaking, 16 FCC Rcd 9610 (2001)(Intercarrier Compensation)).

As of August 2004, VoIP services provided within the United States (Interstate) are not subject to USF charges or other public policy regulation such as 911/E911, CALEA, etc.

Some states have tried to directly regulate VoIP services on an intrastate basis, but these attempts, have, so far, not held up to court challenges. Many states are holding forums to research the issues surrounding VoIP, some are encouraging or even requesting that VoIP providers subject themselves to public service commission jurisdiction and obtain certification as telephone companies, most are hesitant to act until a final determination is made by the FCC, but some have voluntarily done so.

It is uncertain when or how the effects of such regulation would affect us, nor is it understood if other countries will seek to follow suit. If additional regulation does occur, the FCC, any state or any country may impose surcharges, taxes or additional regulations upon providers of VoIP. The imposition of any such additional fees, charges, taxes and regulations on Internet protocol service providers could materially increase our costs and may limit or eliminate the competitive pricing we currently enjoy.

Trademarks

We have several trademarks and service marks, all of which are of material importance to us.

The following trademarks and service marks are registered with the United States Patent Trademark Office:

1.	Fusion Telecommunications International
2.	FTI
3.	Diamond / Block Logo
4.	Diamond Logo
5.	Fusion

The following trademarks and service marks are filed with the United States Patent Trademark Office and are currently in registration process:

1.	O Efonica (logo)
2.	Efonica
3.	Fusion Tel
4.	Fusion Telecom
5.	Fusion (logo)

The telecommunications markets have been characterized by substantial litigation regarding patent and other intellectual property rights. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names and a loss of established brand recognition.

Employees

As of December 31, 2004, we had 58 employees in Fusion Telecommunications International, Inc. and Efonica
F-Z LLC had 14 employees. None of our employees is represented by a labor union. We consider our employee relations to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Actm and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 fifth Street N.W., Washington, D.C. 20549. Please call 1 -800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file elecronically with the Commission. The address of the commission’s Web site is http://www.sec.gov. Our Web site is http://www.fusiontel.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our web site is not a part of this report.

ITEM 2. PROPERTIES.

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of our leased offices and space as of December 31, 2004.

Location	Lease expiration	Annual Rent	Purpose	Approx. sq. ft

420 Lexington Avenue, Suite 518	January 2010	$330,624	Lease of principal	8,100
New York, New York 10170			executive offices
75 Broad Street	March 2010	$522,878 (1)	Lease of network	15,000
New York, New York 10007			facilities
1475 W. Cypress Creek Road,	July 2009	$116,203 (2)	Lease of network	9,700
Suite 204			facilities and office
Fort Lauderdale, Florida 33309			space
Premises GO2- GO3	December 2005	$36,614	Lease of office space	1,300
Building No. 9
Dubai Internet City
Dubai, United Arab Emirates

(1)      This lease is subject to gradual increase to $672,702 from years 2005 to 2010.

(2)      This lease is subject to gradual increase to $130,712 from years 2005 to 2009.

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

ITEM 3. LEGAL PROCEEDINGS.

On May 8, 2002, Donna Marie Furlong, a former employee, filed a complaint against us with the Executive Department, Division of Human Rights, New York Office, State of New York (Donna Marie Furlong vs. Fusion Telecommunications International, Inc., Case No. IB-E-DS-02-1254784-D) seeking damages in an unspecified amount. This employee claims that she was discharged from her job in violation of Title VII and the New York State Human Rights Law. We are vigorously opposing these claims and have filed a position statement with the Department. We believe the claim to be without merit.

On April 15, 2003, World Access, Inc., a former customer of ours, brought an action against us for recovery of preferential transfers and other claims under the Bankruptcy Code in the United States Bankruptcy Court, Northern District of Illinois Eastern Division (In Re: World Access, Inc., et al vs. Fusion Telecommunications International, Inc., Adv. Pro. No. 03 A 00851). The suit seeks damages in the amount of approximately $335,000 for our alleged Avoidance of Preferential Transfers, Recovery of Transfers, Setoff, Recovery Setoff, Payment of Improperly Setoff Debt, Turnover of Property, and Damages for Overdue Debt & Turnover of Property. We filed a Proof of Claim with the Court in the amount of approximately $85,000 for amounts that were due us at the time this customer filed bankruptcy. In March 2005, we settled this matter for $5,500 and we agreed to waive our proof of claim in the amount of approximately $85,000. We expect to execute the formal settlement agreement on or before April 2, 2005.

On May 28, 2003, Jack Grynberg, et al., an investor in one of our private offerings; filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against us: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, we filed with the Court our Motion to dismiss which was granted. The plaintiffs have filed an appeal of the motion which is pending.

In 1999, we guaranteed a real property lease on behalf of our joint venture, C&F Switching, LLC. The joint venture subsequently defaulted on the lease and on July 17, 2003, the landlord, NWT Partners, Ltd., brought an action in the Miami-Dade County Circuit Court, State of Florida. (NWT Partners, Ltd. v. C&F Switching L.L.C. et al., Case No. 03-16654 CA 01 (6)). We were sued for back rent, interest, courts costs and attorney fees in the amount in excess of $96,931.48. In addition, the landlord sought to accelerate the balance of the lease, which would have resulted in us owing approximately $1,005,000 in additional rent. On January 17, 2005, we settled this matter for $132,500.

Due to the regulatory nature of the industry, we are periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the operations or the financial condition of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders (the “Meeting”) on December 10, 2004. The following matters were submitted to our stockholders for their vote, and the results of the votes taken at the Meeting were as follows:

•	to increase the amount of eligible stock under the Company’s 1998 Employee Stock Option plan from 6,000,000 shares to 9,383,059 shares of common stock: 48,122,979 votes for, 366,374 votes against;

•	to authorize amendment of the Company’s Certificate of Incorporation so as to increase the amount of authorized capital stock to 136,000,000 shares: 49,264,479 votes for, 58,249 votes against;

•	to authorize amendment of the Company’s Certificate of Incorporation so as to create 21,000,000 shares of class A common stock: 48,626,325 votes for, 477,326 votes against;

•	to authorize amendment of the Company’s Certificate of Incorporation so as to affect a 3.5:1 reverse common stock split: 49,208,035 votes for, 186,521 votes against; and

•
to authorize amendment of the Company’s Certificate of Incorporation so as to convert all of the Company’s outstanding common stock, and any right, option, warrant or claim to acquire or receive common stock (except for shares of common stock issuable upon conversion of series C preferred stock) to class A common stock: 48,639,825 votes for, 466,826 votes against.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently listed on the American Stock Exchange under the symbol “FSN”, and our redeemable common stock purchase warrants are listed on the American Stock Exchange under the symbol “FSN.WS”.

Prior to February 15, 2005, there was no established trading market for our common stock and redeemable common stock warrants.

On March 24, 2004, the last reported sale price for our common stock on the American Stock Exchange was 5.70 per share and the last reported sale price for our redeemable common stock purchase warrant was 1.10 per warrant. The market price for our stock and warrants is highly volatile and fluctuates in response to a wide variety of factors.

Holders

As of March 24, 2005, we had approximately 180 holders of record of our common stock and 181 holders of record of our redeemable common stock purchase warrants. This does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate.

Equity Compensation Plans

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2004:

	Number of	Weighted average
	securities to be	exercise price of	Number of
	issued upon exercise of	outstanding	securities remaining
	outstanding options,	options,warrants	available for future
Plan category	warrants and rights	and rights	issuance

Equity compensation plans approved by security holders	1,848,578	$5.42	832,296
Equity compensation plans not approved by security holders	—	—	—

Total	1,848,578	$5.42	832,296

Recent Sales of Unregistered Securities

In October 2004, we issued 19,048 shares of common stock at $5.25 per share to the Saif Group in exchange for all outstanding obligations owed to them as of July 1, 2004. In connection with the issuance of such shares, we relied on Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the periods ended December 31, 2000, 2001, 2002, 2003, and 2004. The selected financial data as of December 31, 2001, 2002, 2003, and 2004 are derived from consolidated financial statements of Fusion Telecommunications International, Inc., which have been audited by Rothstein, Kass & Company, PC., independent auditors. The consolidated financial statements, and the report thereon, as of December 31, 2003 and 2004, and for each of the three years ended December 31, 2004, are included elsewhere in this prospectus. The following financial information should be read in conjunction with “Management’s Discussion and Analysis and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this prospectus.

	Years Ended December 31,

	2000	2001	2002	2003	2004

Revenues	$ 24,461,374	$28,142,302	$25,537,163	$ 32,018,471	$49,557,973
Operating expenses:
Cost of revenues	16,676,984	23,139,984	23,638,447	27,855,508	42,927,994
Depreciation and amortization	734,750	1,948,823	2,361,495	1,981,805	1,804,184
Loss on impairment	6,861,412	2,825,149	467,765	375,000	—
Selling, general and administrative expenses	8,940,479	10,085,468	9,626,160	8,575,807	9,804,405

Operating loss	(8,752,251)	(9,857,122)	(10,556,704)	(6,769,649)	(4,978,610)

Other income (expense)
Interest expense, net	(108,353)	(543,754)	(1,058,345)	(846,896)	(2,228,060)
Forgiveness of debt	—	—	1,812,092	3,918,295	2,174,530
Gain (loss) on equity investments	(276,765)	(1,711,352)	326,367	(746,792)	(519,728)
Other	—	—	98,626	(97,766)	(15,965)
Minority interests	1,740,625	—	19,440	157,617	(7,654)

	1,355,507	(2,255,106)	1,198,180	2,384,458	(596,877)

Loss from continuing operations	(7,396,744)	(12,112,228)	(9,358,524)	(4,385,191)	(5,575,487)
Discontinued operations:
Income (loss) from discontinued operations (1)	7,588,938	(7,029,511)	—	208,620	545,215

Net income (loss)	$ 192,194	$ (19,141,739)	$(9,358,524)	$ (4,176,571)	$ (5,030,272)

Losses applicable to common stockholders:
Loss from continuing operations	$ (7,396,744)	$(12,112,228)	$(9,358,524)	$ (4,385,191)	$ (5,575,487)
Preferred stock dividends	—	—	(642,552)	(635,254)	(385,918)

Net loss applicable to common stockholders from continuing operations	(7,396,744)	(12,112,228)	(10,001,076)	(5,020,445)	(5,961,405)
Income (loss) from discontinued operations	7,588,938	(7,029,511)	—	208,620	545,215

Net income (loss) applicable to common stockholders	$ 192,194	$ (19,141,739)	$ (10,001,076)	$ (4,811,825)	$ (5,416,190)

	Years Ended December 31,

	2000	2001	2002	2003	2004

Basic and diluted net loss per common share:
Loss from continuing operations	$ (0.81)	$ (1.30)	$ (1.01)	$ (0.37)	$ (0.35)
Income (loss) from discontinued operations	0.83	(0.76)	—	0.02	0.03

Net income (loss) applicable to common stockholders	$ 0.02	$ (2.06)	$ (1.01)	$ (0.35)	$ (0.32)

Weighted average shares outstanding
Basic and diluted	9,082,483	9,305,857	9,885,901	13,616,803	16,707,114
Operating Data:
Capital expenditures	(1,104,516)	(346,452)	(427,057)	(582,149)	(627,219)
Summary Cash Flow Data:
Net cash used in operating activities	$ (5,269,324)	$ (9,424,534)	$ (4,265,500)	$ (4,884,543)	$ (4,874,834)
Net cash used in investing activities	(820,010)	(830,843)	(983,453)	(744,071)	(250,460)
Net cash provided by financing activities	2,937,961	10,084,405	5,985,380	8,097,832	6,288,375
Balance Sheet Data (at period end):
Cash	$ 170,972	$ —	$ 736,427	$ 3,205,645	$ 4,368,726
Restricted cash	—	784,000	1,051,182	736,626	380,276
Property and equipment	13,294,563	11,715,389	10,623,109	10,078,806	11,022,330
Property and equipment, net	10,629,321	8,281,089	5,649,787	3,743,293	3,271,474
Total assets	17,913,616	12,624,810	10,992,016	11,681,625	13,662,117
Total debt	7,556,157	11,729,653	9,151,925	4,644,904	5,687,631
Redeemable preferred stock	—	—	—	3,466,538	9,716,026
Total stockholders’ deficit	(665,330)	(11,581,006)	(14,867,407)	(9,866,927)	(13,290,029)

(1)	The December 31, 2000 income from discontinued operations includes a $16.4 million gain on the sale of one of our subsidiaries which is net with a loss of $8.8 million from the discontinued operations of three subsidiaries.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this annual report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are an international communications carrier delivering VoIP, private networks, Internet access, Internet protocol video conferencing and other advanced services to, from, in and between emerging markets in Asia, the Middle East, Africa, the Caribbean and Latin America. In 2000, after early acquisitions, our focus on domestic retail and residential services and incurring significant losses, our board of directors selected a new management team to develop and initiate a new corporate strategy, improve our operational and financial performance and identify growth opportunities.

The new corporate strategy focused our resources on VolP and the emerging international markets, and we exited the more highly competitive, infrastructure-dependent businesses that characterized us in 2000 and 2001. Since then, we sought to gain early entry in high growth emerging markets, often in partnership with local organizations that have strong distribution channels, regulatory experience, market intelligence, the ability to deliver local loops and the capability of providing customer service support. This approach enabled us to introduce our Internet protocol communications services in these markets, thereby benefiting from the time-to-market advantages, expanded geographic reach and reduced capital requirements that local partnerships afford. We embarked on a network strategy that employs the most currently available Softswitch technology, relieving us of the burden of costly, inefficient legacy systems and allowing more rapid and cost-effective deployment and expansion of services worldwide. Additionally, long-range efforts in cost controls and reductions were initiated, which included significant reductions in staffing, fixed overhead expenses and debt. The combination of these efforts has led to improved financial results.

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,

	2002	2003	2004

Revenues	$25,537,163	$32,018,471	49,557,973
Operating expenses:
Cost of revenues	23,638,447	27,855,508	42,927,994
Depreciation and amortization	2,361,495	1,981,805	1,804,184
Loss on impairment	467,765	375,000
Selling, general and administrative	9,626,160	8,575,807	9,804,405

Operating loss	(10,556,704)	(6,769,649)	(4,978,610)

Other income (expense)
Interest expense, net	(1,058,345)	(846,896)	(2,228,060)
Forgiveness of debt	1,812,092	3,918,295	2,174,530
Gain (loss) on equity investment	326,367	(746,792)	(519,728)
Other	98,626	(97,766)	(15,965)
Minority interests	19,440	157,617	(7,654)

	1,198,180	2,384,458	(596,877)
Loss from continuing operations	(9,358,524)	(4,385,191)	(5,575,487)
Loss from discontinued operations	—	208,620	545,215

Net Loss	$ (9,358,524)	$(4,176,571)	$(5,030,272)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,

	2002	2003	2004

Revenues	100.0%	100.0%	100%
Operating expenses:
Cost of revenues	92.6%	87.0%	86.6%
Depreciation and amortization	9.2%	6.2%	3.6%
Loss on impairment	1.8%	1.2%	0.0%
Selling, general and administrative	37.7%	26.8%	19.8%

Operating loss	(41.3)%	(21.1)%	(10.0)%

Other income (expense)
Interest expense, net	(4.1)%	(2.6)%	(4.5)%
Forgiveness of debt	7.1%	12.2%	4.4%
Gain (loss) on equity investment	1.3%	(2.3)%	(1.0)%
Other	0.4%	0.3%	0.0%
Minority interests	0.1%	0.5%	0.0%

	4.7%	7.4%	(1.2)%
Loss from continuing operations	(36.6)%	(13.7)%	(11.3)%
Loss from discontinued operations	0.0%	0.7%	1.1%

Net Loss	(36.6)%	(13.0)%	(10.2)%

Revenues

Since our restructuring in 2001, we have generated the majority of our revenue from voice traffic sold to other carriers, with a primary focus on VoIP terminations to the emerging markets. We have increased our business in this area through an internal focus on the growth of our existing customer base, which is primarily U.S. based, as well as the addition of new customers, and the establishment of in-country partnerships that help us to more quickly deploy direct VoIP terminating arrangements with postal telephone and telegraph companies and other licensed carriers in emerging markets. Although we believe that this business continues to be strong, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (VoIP to consumers and businesses, Internet access, Internet protocol videoconferencing and private networks) and market them to, or in conjunction with, international carriers, Internet service providers, cable companies and wireless operators on a direct, co-branded or private label basis.

In an effort to further increase margins, expand our customer base, and develop more stable revenue streams, we have begun to target enterprise customers (large corporations, government entities and other businesses). Revenues generated from sales to these customers are primarily derived from the sale of the value-added services mentioned above. With a primary focus on marketing VoIP services to these Enterprise customers, we believe we will recognize higher margin and stronger growth opportunities. While this does not yet represent a significant portion of our revenue base, we expect to continue to increase our emphasis in this area. We believe that this will complement our carrier business with a higher margin and more stable customer base. In the third and fourth quarters of 2004, we experienced a temporary decline in revenues during, and immediately following, the migration to the new Softswitch technology which significantly contributed to the net loss during those two quarters.

In 2002, we established Efonica F-Z, LLC as a retail services company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding enhance this value-added offering. Since its inception in 2002, Efonica’s revenue grew from $0 in 2002 to $0.3 million in 2003 and to $3.0 million in 2004. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica. See “Business—Joint Ventures—Efonica”.

Our increased focus on VoIP services resulted in a growing upward trend in voice traffic carried over Internet protocol. During 2004, VoIP services accounted for 70.6% of our total voice revenue compared to 67.8% in 2003. We also receive revenue from other services, including co-location and the sale of customer premise equipment, however, these services currently represent a small portion of the revenue base.

We manage our revenues by product and customer. We manage our costs by provider (vendor). We track total revenue at the customer level because our sales force has to manage the revenue generation at the customer level, and invoices are billed to and collected at the customer level. We also have to track the same revenues by product, because different products have different billing and payment terms, and individual customers may have multiple billing and payment terms if they purchase multiple products.

We manage our revenue segments based on gross margin, which is net revenues less cost of revenues, rather than on net profitability, due to the fact that our infrastructure is built to support all products, rather than individual products. This applies both to the capital investments made (such as switching and transmission equipment), and to Selling, General and Administrative resources. The majority of our sales and operations personnel support all product lines, and are not separately hired to support individual product segments. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of revenues unless the items can be specifically identified to one of the product segments.

We manage our cost of revenues by managing the margins that we realize from individual providers. We also monitor the cost of revenue terminated over our own networks (On-net) versus cost of revenue terminated by third party providers (Off-net). Our On-net cost of revenues are managed through our relationships with strategic partners and our joint ventures, routing traffic to those networks where we can effectively do so. Our Off-net cost of revenues are managed by routing to our third party providers based on a least cost approach, and focusing on maximizing margins by providers. Most providers offer multiple destinations for termination, and give better rates for higher volumes.

Off-net revenue does not typically mirror On-net revenue in regional geographic termination percentages, because Off-net revenues are terminated by those other third party providers, and may terminate anywhere in the world. On-net revenues only terminate to areas supported by our own network of strategic partners that we have agreements with and also typically have made investments with. If we have traffic to On-net destinations that exceeds our capacity, we overflow such traffic to other providers (Off-net).

Total Consolidated Revenue includes VoIP to carriers, Traditional Voice to carriers, VoIP to Consumers, and Internet, Private Network & Other. Revenues are further broken down between On-net and Off-net as mentioned above. All categories of revenue are recorded and tracked at the product and customer level.

Fusion Telecommunications International
Terminating Revenue by Geographic Region
On-Net Versus Off-Net

						Consolidated
						Terminating	Consolidated	Total
		Latin		Middle		On-Net	Off-Net	Consolidated
Year	Caribbean	America	Asia	East	Africa	Revenue	Revenue	Revenue

2002	$7,229,459	$5,303,856	$ 940,244	$ 110,068	$ —	$13,583,627	$11,953,536	$25,537,163
	28.3%	20.8%	3.7%	0.4%	0.0%	53.2%	46.8%
2003	$1,070,571	$ 714,529	$10,490,215	$2,869,919	$ 19,113	$15,164,347	$16,854,124	$32,018,471
	3.3%	2.2%	32.8%	9.0%	0.1%	47.4%	52.6%
2004	$1,522,667	$ 180,681	$ 9,899,638	$4,454,235	$462,645	$16,519,866	$33,058,107	$49,577,973
	3.1%	0.4%	20.0%	9.0%	0.9%	33.3%	66.7%

Regional percentages are calculated based on Total Consolidated Revenue.

OPERATING EXPENSES

Our operating expenses are categorized as cost of revenues, depreciation and amortization, loss on impairment, and selling, general and administrative expenses.

Cost of revenues includes costs incurred with the operation of our leased network facilities, and the purchase of voice termination and Internet protocol services from other telecommunications carriers and Internet service providers. As we have increased the percentage of VoIP traffic carried on the network, our fixed network cost of voice services to carriers as a percentage of the voice revenues has declined. This is illustrated by the decrease of this percentage to 2.0% during 2004 from 3.1% in 2003. We also continue to work to lower the variable component of the cost of revenue through the use of least cost routing, and continual negotiation of usage-based and fixed costs with domestic and international service providers.

Depreciation and amortization includes depreciation of our communications network equipment, amortization of leasehold improvements of our switch locations and administrative facilities, and the depreciation of our office equipment and fixtures.

Selling, general and administrative expenses include salaries and benefits, commissions, occupancy costs, sales, marketing and advertising, professional fees and other administrative expenses.

COMPANY HIGHLIGHTS

The following summary of significant events during the three years ended December 31, 2004, highlights the accomplishments and events that have influenced our performance during that time period.

2004

•	Revenue Growth—Revenue grew 54.8% in 2004 over 2003.

•	Reduced SG&A—As a percentage of revenue, SG&A decreased from 26.8% in 2003 to 19.8% in 2004.

•
Purchase of Veraz Switch—In April of 2004, we invested in excess of $0.8 million in a Veraz Softswitch which is now operational. Management believes that compared to older infrastructure, this switch is easier to expand with reduced deployment time. Management also believes this will further enhance our service offerings, flexibility and will allow us to size the network equipment to the traffic as the volume grows, rather than requiring heavy capital investments in anticipation of future revenue growth.

•
Payable & Debt Reduction—We further reduced our payables by negotiating in excess of $2.0 million in reductions of outstanding vendor obligations through settlements. In addition, the Company converted $0.6 million of debt to Series C convertible preferred stock and converted $0.1 million of outstanding vendor obligations to common stock.

•
Capital fund-raising—We raised $4.6 million to complete the second tranche of a Series C convertible preferred stock offering that had been initiated in November of 2003. Additionally, we raised $1.3 million from a common stock offering that was initiated in 2003.

2003

•	Revenue Growth—Revenue grew $6.5 million, or 25.4%, from the prior year, excluding discontinued operations.

•
Successful bid of Government Contracts—We were awarded a subcontractor bid to be the provider for Internet access for seventeen U.S. Embassies and Consulates located in Asia and the Middle East, and we also were awarded a bid to supply a private network for the U.S. Department of Defense in the Persian Gulf.

•	Addition of San Jose Point of Presence—In November of 2003, we added network equipment and a point of presence in San Jose, California, to support service to Asia.

•	Reduced SG&A—We reduced SG&A by $1.1 million, or 10.9%, from the prior year, while total revenues increased 25.4%.

•
Debt Reduction—We further reduced debt by negotiating $3.9 million in reduction of outstanding vendor obligations through settlements. We also converted $3.2 million in debt to preferred and common stock.

•
Capital fund-raising—In November 2003, we initiated a Series C convertible preferred stock offering, with the first of two stock closings occurring in December 2003. In the first closing, the Company raised $2.5 million. We also raised $3.0 million from common stock purchases in 2003 initiated with the private placement from 2002, and we raised an additional $3.8 million from common stock purchases in 2003 associated with an equity offering initiated in 2003.

2002

•	Revenue—Revenue decreased $2.6 million, or 9.3%, from the prior year, excluding discontinued operations. This decrease was primarily attributable to the loss of two large voice networks.

•	Reduced SG&A—SG&A decreased $0.5 million or 4.6% from 2001.

•
Efonica FC-LLC—We established a joint venture in December of 2002 that gave us a 50.2% equity interest in a company that provides VoIP services to consumers and corporations throughout emerging markets in the Middle East, Africa, Asia and Latin America.

•	Pakistan J.V.—We established a joint venture in mid 2002 that gave us a 75% equity interest in an entity which provides VoIP service to Pakistan.

•	Debt Reduction—We further reduced debt by negotiating $1.8 million in reductions and outstanding obligations through settlements, and we converted $3.7 million of debt into common stock.

•
Capital fund-raising—We raised $0.7 million in an equity offering for series B preferred stock in March of 2002, which was extended until September of 2002. Additionally, we raised $1.6 million through an equity offering for common stock

The information in our period-to-period comparisons below represents only our results from continuing operations.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues

Consolidated revenues increased $17.6 million or 54.8% to approximately $49.6 million in 2004 compared to $32.0 million in 2003. $10.7 million of this revenue increase was from VoIP services sold to carriers, evidencing our increased focus on VoIP services. This growth in revenue was impacted during the third and fourth quarters of 2004 when we experienced a temporary decline in revenues during, and immediately following, our migration to the new Softswitch technology. Growth from our existing customer base contributed 69% of the increase in the revenues for VoIP services to carriers, and 31% of the increase was attributable to the addition of new carrier customers. Additionally, $3.1 million of the consolidated revenue increase was from Traditional Voice services sold to carriers. Growth from our existing customer base contributed 27% of the increase in the revenues for Traditional Voice services to carriers, and 73% of the increase was attributable to the addition of new carrier customers.

Revenues for VoIP services to consumers and corporations represented $2.5 million of the consolidated revenue growth, increasing from $0.3 million in 2003 to $2.8 million in 2004, mainly due to the growth of Efonica. Additionally, revenues from our Internet, Private Network & Other Services represented the remaining $1.2 million of the growth, increasing 87.3% from $1.3 million in 2003 to $2.5 million in 2004. Growth in this area was primarily due to the addition of Government-related contracts that were awarded in the latter part of 2003.

Cost of Revenues

Consolidated cost of revenues increased $15.1 million or 54.1% to $42.9 million in 2004 from $27.9 million in 2003. $12.2 million of this increase was attributable to an increase in voice services to carriers, of which $9.4 million was an increase in VoIP services cost of revenues to carriers, and $2.8 million was an increase in cost of Traditional Voice services to carriers. These increases are consistent with the increases in revenues from the higher volumes discussed above.

The cost of revenues for VoIP services to consumers and corporations grew $2.0 million in 2004, from $0.2 million to $2.2 million, due primarily to the rapid growth in that revenue base. Cost of revenues for Internet, Private Network & Other grew $0.9 million, from $0.8 million in 2003 to $1.7 million in 2004.

Gross Margin increased $2.5 million or 59% for 2004 over 2003, fueled by the continuing shift to higher margin VoIP and Internet Private Network & Other. VoIP to Carriers margin increased $1.3 million or 54.0%, while Traditional Voice to Carriers margin increased $0.3 million or 26.8% from the previous year . Gross Margin for VoIP services to consumers and corporations grew $0.6 million, or 570.8% year over year, and Internet, Private Network & Other margin grew $0.3 million as well, which was a 47.9% increase.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased $0.2 million or 9.0% during 2004 to $1.8 million from $2.0 million during 2003 primarily due to certain assets becoming fully depreciated during 2004, the impairment of our old switch at the end of 2003 which was later replaced with our new Softswitch, and the disposal of assets during 2004.

Loss on impairment. No loss on impairment occurred during 2004. Our 2003 loss on impairment of $375,000 related to management’s decision to sell (to a third-party) certain switching equipment which has since been replaced by upgraded equipment.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.2 million or 14.3% to $9.8 million in 2004 from $8.6 million in 2003. This increase is primarily attributed to increased bad debt expense of approximately $0.7 million and an increase in salaries and benefits in our Efonica joint venture of $0.3 million as more back office personnel were required to support its growth, and a small increase in salaries in Fusion of $0.2 million. Selling, general and administrative expenses have declined as a percentage of revenue from 26.8% during 2003 to 19.8% during 2004. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenue will continue to decline.

Operating Loss. Our operating loss decreased $1.8 million or 26.5% to a loss of $5.0 million during 2004 from a loss of $6.8 million during 2003. The decrease in operating loss was primarily attributable to the increase in revenue and gross margin.

Other Income (Expense). Total other income (expense) decreased $3.0 million to a $0.6 million expense in 2004 from a $2.4 million income in 2003. Interest expense increased $1.4 million to $2.2 million in 2004 from $0.8 million in 2003, primarily attributable to the adoption of SFAS 150 during 2003. SFAS 150 resulted in our recording $1.7 million in interest expense during 2004 related to dividends and accretion on the Series C convertible preferred stock subject to mandatory redemption. This interest accretion ceased in February 2005 when our Series C preferred stock was converted into common stock. We also recorded $0.2 million in interest expense during 2004 related to a beneficial conversion feature on convertible debt issued in November 2004. These increases are offset with a decrease in interest expense of $0.5 million during 2004 resulting from the reduction of average outstanding debt. Gain on debt forgiveness decreased in 2004 by $1.7 million to $2.2 million from $3.9 million during 2003. The 2004 gain on debt forgiveness is attributed to $0.2 million of settlements of capital lease obligations, $0.2 million of settlements of general obligations and $1.8 million of settlements of network obligations. The loss from investment in Estel decreased by $0.2 million due to a reduced loss from the previous period. Minority interest due from joint venture partners changed $165,000 to an $8,000 loss in 2004 from $158,000 in income during 2003.

Net Loss. The primary factors impacting our 2004 net loss was an increase in gross margin net with an increase in interest expense and a reduction in forgiveness of debt from 2003 (see discussions above). Our 2004 net loss attributable to common stockholders was $5.4 million after giving effect to $0.4 million in dividends applicable to common stockholders. This was an improvement of $0.6 million from the prior year’s net loss applicable to common stockholders of $4.8 million.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenues

Consolidated revenues from continuing operations increased $6.5 million or 25.4% to $32.0 million in 2003 compared to $25.5 million in 2002. VoIP services to carriers grew $12.2 million, fueled by the growth in an international network deployment in Asia. That growth was partially offset by a decline in Traditional Voice services of $6.5 million, caused largely by the continued impact of the loss of two large international voice networks in 2002 due to capital constraints and disputes with vendors.

Internet, Private Network & Other revenues increased $0.5 million in 2003 versus 2002, due primarily to the addition of Government-related contracts awarded late in 2003. VoIP to consumers and corporations increased $0.3 million in 2003 over 2002, due primarily to the growth from Efonica.

Cost of Revenues

Total cost of revenues increased $4.2 million or 17.8% to $27.8 million in 2003 from $23.6 million in 2002. While the cost of VoIP services to carriers increased by $10.3 million due to a new international network deployment in Asia, it was partially offset by a decrease in cost of revenues for Traditional Voice services of $6.7 million. That cost decrease in Traditional Voice services was primarily due to the loss of two large international voice networks in 2002 due to capital constraints and disputes with vendors.

Cost of revenues for VoIP to consumers and corporations increased by $0.2 million for 2003 versus 2002 due to the significant growth in this product after its introduction in late 2002. Cost of revenues for Internet, Private Network & Other increased by $0.4 million for 2003 versus 2002 due to the corresponding growth in the revenue segment. Gross margin improved $2.3 million, or 119%, to $4.2 million in 2003 from $1.9 million in 2002. The majority of the margin increase was in VoIP to carriers, which increased $1.8 million, from $0.6 million to $2.4 million. This was due both to the significant growth in revenues and increased efforts to decrease fixed costs and increase the utilization of least cost routing. Gross margin for Traditional Voice to Carriers increased $0.2 million, margin for VoIP to consumers and corporations increased $0.1 million, and margin for Internet, Private Network & Other increased $0.2 million.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization from continuing operations decreased $0.4 million to $2.0 million in 2003 from $2.4 million in 2002. This decrease was attributable to fixed assets impaired during 2002 being depreciated during a portion of 2002 but not at all during 2003, the majority of which was associated with the abandonment of equipment located in a country where a Caribbean voice network had been deactivated as it was no longer producing revenue.

Loss on Impairment. Loss on Impairment decreased $0.1 million in 2003. The $0.4 million recorded during 2003 relates to an impairment on switching equipment which was replaced by upgraded equipment. The impairment was determined based upon estimated future cash flows from these assets. The $0.5 million impairment recorded during 2002 related to the termination and abandonment of a voice network located in the Caribbean which was deactivated and no longer generating revenue.

Selling General and Administrative. Selling, general and administrative expenses decreased $1.1 million or 10.9% to $8.6 million in 2003 from $9.6 million in 2002. This decrease is primarily attributed to reduction of salary expense of $0.8 million due to staff reductions.

Operating Loss. The operating loss decreased $3.8 million or 35.9% to $6.8 million in 2003 from $10.6 million in 2002, due to the items mentioned above.

Other Income (Expense). Total other income (expense) increased $1.2 million or 99% to $2.4 million in 2003 from $1.2 million in 2002, due to several factors. Interest expense decreased $0.2 million to $0.8 million in 2003 from $1.0 million in 2002, mainly due to settlements of $3.9 million and conversions of $3.2 million of outstanding debt. Gain on Debt Forgiveness increased by $2.1 million to $3.9 million, from $1.8 million. The 2003 gain on debt forgiveness of $3.9 million is attributed to $0.9 million of settlements of capital lease obligations and $3.0 million of settlements of network obligations. The gain (loss) on equity investment changed from $0.3 million in 2002 to a loss of $(0.7) million in 2003 due to an increased loss in the Estel joint venture. Other represents gains/losses on the disposal of fixed assets and changed from a loss of $0.1 million in 2003 to a gain of $0.1 million in 2002. Minority interest due from joint venture partners increased $138,000 to $158,000 in 2003 from $20,000 in 2002.

Discontinued Operations. Income from discontinued operations in 2003 was $0.2 million due to the elimination of a prior accrual for a vendor obligation, as it was determined it was no longer due. There was no discontinued operations income in 2002.

Net Loss. The factors discussed above resulted in a decrease in the 2003 net loss applicable to common stockholders by $5.2 million to $4.8 million in 2003 from $10.0 million in 2002 after giving effect to $0.6 million in stock dividends in both 2003 and 2002.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we have not generated positive cash flows from operations. As of December 31, 2004, we had an accumulated stockholders’ deficit of approximately $13.3 million and a working capital deficit of approximately $8.5 million. However, during the year ended December 31, 2004, we were able to increase our revenues and renegotiate and pay down certain obligations, which has resulted in reduced losses and reduced outstanding debt. Also, subsequent to December 31, 2004, the Company closed its initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Net proceeds from this offering were approximately $20.4 million and will primarily be used for working capital and general corporate purposes, repayment of certain indebtedness, international deployment, and to fund the purchase of equipment for expanded capacity and service offerings.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Year Ended	Year Ended	Year ended
	December 31,	December 31,	December 31,
	2002	2003	2004 (1)

Cash used in operating activities	$(4,265,500)	$(4,884,543)	$(4,874,834)
Cash used in investing activities	(983,453)	(744,071)	(250,460)
Cash provided by financing activities	5,985,380	8,097,832	6,288,375

Increase in cash and cash equivalents	736,427	2,469,218	1,163,081
Cash and cash equivalents, beginning of period		736,427	3,205,645

Cash and cash equivalents, end of period	$ 736,427	$ 3,205,645	$ 4,368,726

(1) These figures include an aggregate of approximately $2.2 million that was paid during the period to satisfy past obligations.

Our cash flow results were impacted by the costs associated with implementing the new corporate strategy focusing our resources on VoIP and the emerging international markets, as we completed our exit from the more highly competitive, infrastructure dependent business that previously characterized us. We only started to migrate customers to our new Softswitch in August 2004 and began to rely on it in October 2004. Therefore, we have only recently completed the deployment of our packet-based network infrastructure including the latest Softswitch technology. Because certain of our costs are fixed, we would expect that as our revenues increase, total expenses will represent a smaller percentage of our revenues.

Source of Liquidity

As of December 31, 2004 we had cash and cash equivalents of approximately $4.4 million. In addition, as of December 31, 2004, we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through December 31, 2004, we financed our operations from cash provided from financing activities. These activities were primarily through the private placement of approximately $52.2 million of equity securities and $21.6 million of net proceeds resulting from the issuance of notes. In addition, during this period we financed the acquisition of $6.8 million of fixed assets through capital leases.

Although we believe the net proceeds from our February 2005 IPO, together with our existing cash and cash equivalents and revenues from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months, our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

On November 10, 2004, we issued convertible promissory notes to one individual in the aggregate amount of $2,508,333, representing $1,400,000 in cash and $1,108,333 to refinance certain debt and accrued interest owed to an existing related party. This transaction generated $1,330,000 in net proceeds to us after deducting an advisory fee. The promissory notes had an interest rate of 6.5% per annum and were due on November 2006. Upon the completion of our IPO in February 2005, the notes automatically converted into 651,515 common shares which was based upon a conversion price of $3.85 per share.

As previously discussed, subsequent to December 31, 2004 (in February 2005) we raised approximately $20.4 million in net proceeds from our Initial Public Offering.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from interest and principal payments relating to our debt and capital lease obligations, capital expenditures, working capital requirements as may be needed to support the growth of our business, and any additional funds that may be required for business expansion opportunities.

Our cash capital expenditures were approximately $0.6 million during the years ended December 31, 2004 and 2003. We expect our cash capital expenditures to be approximately $5.0 million for the year ending December 31, 2005. The 2005 estimated capital expenditures include network expansion, purchase of additional software for expanded product offerings, new international deployments and customer premise equipment.

Cash used in operations was approximately $4.9 million during the years ended December 31, 2004 and 2003. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities included in our December 31, 2004 and 2003 cash flows statements include a significant amount of cash payments and forgiveness of debt that relates to liabilities from prior periods. Consequently, the resulting net cash used in operating activities during these two periods was negatively impacted. Now that we have paid and settled a significant amount of these old liabilities, as well as seeing an improvement in our operating results, we expect our net cash used in operating activities to improve during future periods. Additionally, the 2004 net cash used in operating activities includes approximately $1.7 million in interest and dividends accreted on our series C preferred stock and a one time charge of $0.2 million related to a beneficial conversion feature on the convertible debt we issued in November 2004. The accretion on this stock will cease during February 2005 as we completed our IPO and all the Series C Preferred stock converted into common stock.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

We intend to fund corporate overhead, including management salaries from the working capital that we have raised from our IPO.

Debt Service Requirements

At December 31, 2004, we had approximately $5.7 million of current and long-term notes payable and capital leases. All of this debt, other than $0.2 million is due during the 12 months ending December 31, 2005. Subsequent to our IPO, a significant portion of this debt was repaid or converted. During February 2005, we repaid $1.5 million of this debt as well as $0.6 million of interest and converted $2.5 million of this debt into common stock.

We expect our interest expense to decrease significantly during 2005 due to the following factors:

1.
We recorded $1.7 million of accretion to interest expense related to our Series C Preferred Stock. This Series C Preferred Stock was converted to common stock during February 2005 and consequently, accretion will cease on this date. Although the accretion represented a non cash charge to interest expense during 2004, approximately $0.7 million in cash dividends were paid during January 2005 in connection with the Series C Preferred Stock.

2.
As discussed above, subsequent to the IPO, we repaid approximately $1.5 million of debt and $2.5 million in debt was converted into equity. This reduction in our debt balances during February 2005 is expected to result in a significant reduction in our cash interest expense in the future.

Capital Instruments

The only outstanding preferred stock we had as of December 31, 2004 was our Series C Preferred Stock. This stock provided for the payment of dividends at a rate equal to 8.0% per annum. The dividends were payable in cash annually, commencing on the first anniversary of the initial closing of the Series C Preferred Stock offering, unless the Series C Preferred Stock was converted into common stock upon the completion of an offering, in which case no dividend would be due. So long as our common stock or other securities into which Series C Preferred Stock was convertible into, was not publicly traded, at any time after the second anniversary of the initial closing of this offering, the holders of the Series C Preferred Stock may have required us to redeem their respective shares of the Series C Preferred Stock for cash equal to 112% of the stated value plus payment of accrued and unpaid dividends. Each share of the Series C Preferred Stock was convertible, at the option of the holder at any time, at the conversion price of $3.15 per share. As previously discussed, upon the closing of our IPO in February 2005, the Series C Preferred Stock automatically converted into 3,141,838 shares of our common stock. The holders of the Series C Preferred Stock also received a redeemable common stock purchase warrant.

Summary of Contractual Obligations
As of December 31, 2004

	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

Contractual obligations:
Debt maturing within one year	$ 4,399,306	$ 0	$ 0	$ 0	$ 4,399,306
Preferred shares subject to mandatory redemption (1)	664,635	9,716,026	0	0	10,380,661
Capital leases	1,131,830	156,495	0	0	1,288,325
Operating leases	1,086,000	2,167,000	1,999,000	350,000	5,602,000
Minimum purchase commitments	48,124	0	0	0	48,124

Total contractual cash obligations	$ 7,329,895	$12,039,521	$1,999,000	$350,000	$21,718,416

(1)	This represents the obligation for the redemption of our Series C Preferred Stock plus accrued and unpaid dividends if we did not convert the shares to common stock in an initial public offering prior to the second anniversary of the initial closing. The $664,635 represents the liability for cash dividends that were paid in January 2005. The remaining obligation was eliminated in February 2005 upon the completion of our initial public offering because this Series C Preferred Stock automatically converted into shares of our common stock in connection with the IPO.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in this Annual Report on Form 10-K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition—Our revenue is primarily derived from fees charged to terminate voice services over our network, and from monthly recurring charges associated with Internet and Private Line services.

Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call, adjusted for allowance for doubtful accounts receivable and billing adjustments. Revenue for each customer is calculated from information received through our network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to do a timely and accurate analysis of revenue earned in a period. Consequently, the recorded amounts are generally accurate and the recorded amounts are unlikely to be revised in the future.

Fixed revenue is earned from monthly recurring services provided to the customer that are fixed and recurring in nature, and are contracted for over a specified period of time. The initial start of revenue recognition is after the provisioning, testing and acceptance of the service by the customer. The charges continue to bill until the expiration of the contract, or until cancellation of the service by the customer. Additionally, the majority of our VoIP services to consumersare prepaid. The revenue received from the prepayments that is related to VoIP termination services in the current month is booked to the current month’s revenue, and the remainder of the prepayments are booked to deferred revenue, until usage occurs.

Accounts Receivable—Accounts receivable are recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and record an allowance for doubtful accounts, based on our history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established and payments are not expected to be received.

Cost of revenues and cost of revenues accrual—Cost of revenues is comprised primarily of costs incurred from other domestic and international telecommunications carriers to originate, transport and terminate calls. The majority of our cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switches. Each period the activity is analyzed and an accrual is recorded for minutes not invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses are those that are associated with the network backbone connectivity to our switch facilities. These would consist of hubbing charges at our New York switch facility that allow other carriers to send traffic to our switch, satellite or cable charges to connect to our international network, or Internet connectivity charges to connect customers or vendors to Fusion’s switch via the public Internet, a portion of which are variable costs. The other category of fixed expenses is associated with charges that are dedicated point to point connections to specific customers (both private line and Internet access).

Income Taxes—We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board “FASB”) issued SFAS No. 123 (revised 2004) (“123R”), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. We are in the process of evaluating whether the adoption of SFAS No. 153 will have a significant impact on our overall results of operations or financial position.

Inflation

We do not believe inflation has a significant effect on our operations at this time.

RISK FACTORS

In addition to the other information included in this annual report, you should consider the following risk factors. This annual report contains forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may affect our business and prospects. Our results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors that are listed below or discussed elsewhere in this annual report and our other filings with the Securities and Exchange Commission.

Risks Related to Business

We have a history of operating losses, a working capital deficit and a stockholders’ deficit and there can be no assurance that we will ever achieve profitability.

There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. At December 31, 2004, we had a working capital deficit of approximately $8.5 million and a stockholders’ deficit of approximately $13.3 million. We have continued to sustain losses from operations and for the years ended December 31, 2004, 2003 and 2002, we have incurred a net loss applicable to common stockholders of approximately $5.4 million, $4.8 million, and $10.0 million, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2004, 2003 and 2002 . We may not be able to generate future profits and may not be able to support our operations, or otherwise establish a return on invested capital.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without maximizing our revenues.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources and may increase our costs. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or profitability.

The success of our planned expansion is dependent upon market developments and traffic patterns which will lead us to make expenditures that may not result in increased revenues.

Our purchase of network equipment and software will be based in part on our expectations concerning future revenue growth and market developments. As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software, and to add additional employees. To a lesser extent our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our Softswitch, gateways, routers, satellite equipment, and other related systems. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly.

We may be unable to adapt to rapid technology trends and evolving industry standards which could lead to our products becoming obsolete.

The communications industry is subject to rapid and significant changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We will need to use technologies effectively, continue to develop our technical expertise and enhance our existing products and services in a timely manner to compete successfully in this industry. We may not be successful in using new technologies effectively, developing new products or enhancing existing products and services in a timely manner or that any new technologies or enhancements used by us or offered to our customers will achieve market acceptance.

Our growth is dependent upon our ability to build new relationships with postal telephone and telegraph companies, bring on new customers and to obtain the necessary licenses in new countries in which we have not previously operated, of which there can be no assurance.

Our ability to grow through quick and cost effective deployment of our Internet protocol services is due, in part, to our ability to create new interconnection agreements with postal telephone and telegraph companies, and other licensed carriers, to sign contracts with new customers, and, in many cases, to enter into joint venture or strategic agreements with local partners, as well as to obtain the necessary licenses to operate in emerging markets. While we pursue several opportunities simultaneously, we might not be able to create the necessary partnerships and interconnections, expand our customer base, deploy networks and generate profitable traffic over these networks within the time frame envisioned.

We are pursuing new business lines, which require specialized skill sets. Our ability to effectuate our business plan is due, in part, to the roll out of new services, including PC-To-Phone, Internet protocol Phone-To-Phone and Internet video conferencing.

Our ability to deploy new products and services may be hampered by technical and operational issues which could delay our ability to derive profitable revenue from these service offerings. These issues include our ability to competitively price such products and services, in addition, certain service offerings such as Internet protocol video are relatively new in our industry and the market potential is relatively untested. Additionally, our ability to market these products and service offerings may prove more difficult. To date, we have not significantly focused on selling Internet video conferencing and thus have derived extremely limited revenue from this service, and there can be no assurance that we will increase our current focus and/or derive significant revenue from this service.

The communications services industry is highly competitive and we may be unable to compete effectively.

The communications industry, including Internet and data services, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors, as well as gray market operators (operators who arrange call termination in a manner that bypasses the postal telephone and telegraph company, resulting in high margins for the gray market operator and substantially lower revenues for the postal telephone and telegraph company), are likely to join existing competitors in the communications industry, including the market for VoIP, Internet and data services. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

Industry consolidation could make it more difficult for us to compete.

Companies offering Internet, data and communications services are, in some circumstances, consolidating. We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with sub-stantially greater financial, sales and marketing resources, larger client bases, extended networks and infrastructures and more established relationships with vendors, distributors and partners than we have. With these heightened competitive pressures, there is a risk that our revenues may not grow as expected and the value of our common stock could decline.

Certain of our competitors are emerging from bankruptcy and may have an advantage over us in pricing.

Several companies in the telecommunications industry have gone through bankruptcy proceedings and have emerged, or are expected to emerge, as viable competitors. These companies may emerge with cost structures that are significantly lower than those companies that have not entered into and emerged from bankruptcy proceedings, allowing them to market services at lower prices. This in turn may result in us having to reduce our prices, which would have an adverse impact on our future profitability.

Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

A majority of the voice calls made by our clients are connected through other communication carriers which provide us with transmission capacity through a variety of arrangements. Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations. If we do not secure or maintain operating and termination arrangements, our ability to increase services to our existing markets, and gain entry into new markets, will be limited. Therefore, our ability to maintain and expand our business is dependent, in part, upon our ability to maintain satisfactory relationships with incumbent and other licensed carriers, Internet service providers, international exchange carriers, satellite providers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis, as well as the ability of such carriers to carry the traffic we route to their networks or provide network capacity. If a carrier does not carry traffic routed to it, or provide required capacity, we may be forced to route our traffic to, or buy capacity from, a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality. In the event network service is degraded it may result in a loss of customers. To the extent that any of these carriers raise their rates, change their pricing structure, or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent on third party equipment suppliers for equipment and hardware components, including Cisco, Nuera, Juniper Networks, Santa Cruz Networks and Veraz. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources, if and as required, it could result in our inability to deliver the services that we currently and intend to provide.

We rely on the cooperation of postal telephone and telegraph companies who may hinder our operations in certain markets.

In some cases we will require the cooperation of the postal telephone and telegraph company or another carrier in order to provide services under a license or partnership agreement. In the event the postal telephone and telegraph company or another carrier does not cooperate, our service roll-out may be delayed, or the services we offer could be nega-tively affected. If we acquire a license for a market and the postal telephone and telegraph company or incumbent carrier desires to negatively affect our business in the area, they may be in a position to significantly delay our ability to provide services in that market and ultimately make it not worth pursuing.

If we do not operate our new Softswitch technology effectively, many of the potential benefits of the new technology may not be realized.

We have made a fundamental change in our business operations by migrating to new Softswitch technology. There are inherent risks associated with using such a relatively new technology. We may be required to spend additional time or money on integration of this technology, which could otherwise be spent on developing our services. We expect to experience a temporary decline in revenues during and immediately following the migration to the new softswitch technology. If we do not operate the technology effectively or if we and our technical staff spend too much time on operational issues, it could result in increased costs without the corresponding benefits.

If we are unable to develop and maintain successful relationships with our joint venture partners, we could fail in an important market.

We are engaged in certain joint ventures where we share control or management with a joint venture partner. If we are unable to maintain a successful relationship with a joint venture partner, the joint venture’s ability to move quickly and respond to changes in market conditions or respond to financial issues, can erode and reduce the potential for value creation and return on investment. For example, our joint venture partner in India has been unable to pay us in a timely manner for services rendered. Further, the joint ventures may also restrict or delay our ability to make important financial decisions, such as repatriating cash to us from such joint ventures. This uncertainty with our joint ventures could result in a failure in an important market.

Service interruptions could result in a loss of revenues and harm our reputation.

Our networks have been and may be shut down from time to time as a result of disputes with postal telephone and telegraph companies, vendors, carriers or general service providers due to billing disputes, late payments, or other issues. As an example, in June and July 2002, we experienced a permanent service interruption on three networks which had 2002 year to date revenues of approximately $8.2 million and gross profit of $395,000. These service interruptions were related to the shut down of three networks, two of which were in Latin America and one in the Caribbean. Any future network shut downs can have a significant negative impact on revenue and cash flows, as well as hurting our reputation. In addition, there is no assurance that we will be able to quickly resolve disputes, if ever, which could result in a permanent loss of revenues.

If our information and processing systems for billing and client service are not properly implemented, it could harm our ability to bill and provide services effectively.

Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill clients, provision client orders, and achieve operating efficiencies. Our plans for the development and implementation of these systems rely, for the most part, on having the capital to purchase and maintain required software, choosing products and services offered by third party vendors, and integrating such products and services with existing systems. We also may require customized systems in order to meet our requirements which may delay implementation and increase expenses. These systems must also integrate with our network infrastructure. In the event that these systems do not integrate with our network infrastructure, our ability to manage our operational or financial systems will be inhibited. We cannot ensure that they will be implemented at all, or that, once implemented, they will perform as expected. Furthermore, our right to use some of these systems is dependent upon license agreements with third party vendors.

These third-party vendors may cancel or refuse to renew some of these agreements, and the cancellation or non-renewal of these agreements may harm our ability to bill and provide services efficiently.

Breaches in our network security systems may hurt our ability to deliver services and reputation and result in liability.

We could lose clients and expose ourselves to liability if there are any breaches to our network security systems, which could jeopardize the security of confidential information stored in our computer systems. In the last four years we experienced two known breaches of network security, which resulted in a temporary failure of network operations. Any network failure could harm our ability to deliver certain services, our reputation and subject us to liability.

Because we do business on an international level we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues.

There are certain risks inherent in doing business internationally, especially in emerging markets, such as unexpected changes in regulatory requirements, the imposition of tariffs or sanctions, licenses, customs, duties, other trade barriers, political risks, currency devaluations, high inflation, corporate law requirements, and even civil unrest. Many of the economies of these emerging markets are weak and volatile. We may not be able to mitigate the effect of inflation on our operations in these countries by price increases, even over the long-term. Further, expropriation of private businesses in such jurisdictions remains a possibility, whether by outright seizure by a foreign government or by confiscatory tax or other policies. Deregulation of the communications markets in developing countries may not continue. Incumbent providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their network switches. The legal systems in emerging markets frequently have insufficient experience with commercial transactions between private parties. Consequently, we may not be able to protect or enforce our rights in any emerging market countries. Governments may change resulting in cancellations or suspensions of operating licenses, confiscation of equipment and/or rate increases. The instability of the laws and regulations applicable to our businesses and their interpretation and enforcement in these markets could materially and adversely affect our business, financial condition, or results of operations.

Regulatory treatment of VoIP outside the United States varies from country to country. Some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies and they may assert that we are required to register as a telecommunications carrier in that country. In such cases, our failure to register could subject us to fines, penalties, or forfeiture. Regulatory developments such as these could have a material adverse effect on our international operations.

The success of our business depends on the acceptance of the Internet in emerging markets that may be slowed by limited bandwidth, high bandwidth costs, and other technical obstacles.

The ratio of telephone lines per population, or teledensity, in most emerging countries is low when compared to developed countries. Bandwidth, the measurement of the volume of data capable of being transported in a communications system in a given amount of time, remains very expensive in these regions, especially when compared to bandwidth costs in the United States. Prices for bandwidth capacity are generally set by the government or incumbent telephone company and remain high due to capacity constraints among other things. While this trend tends to diminish as competitors roll out new bypass services, these rollouts may be slow to occur. Further, constraints in network architecture limit Internet connection speeds on conventional dial-up telephone lines, and are significantly less than the up to 1.5 megabits per second connection speed on direct satellite link or digital subscriber lines and cable modems in the United States. These speed and cost constraints may severely limit the quality and desirability of using the Internet in emerging countries and can be an obstacle to us entering emerging markets.

Additional taxation and the regulation of the communications industry may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

We could have to pay additional taxes because our operations are subject to various taxes. We structure our operations based on assumptions about various tax laws, U.S. and international tax treaty developments, international cur-

rency exchange, capital repatriation laws, and other relevant laws by a variety of non-U.S. jurisdictions. Taxation or other authorities might not reach the same conclusions we reach. We could suffer adverse tax and other financial consequences if our assumptions about these matters are incorrect or the relevant laws are changed or modified.

We are subject to varying degrees of international, federal, state, and local regulation. Significant regulations imposed at each of these levels govern the provision of some or all of our services and affect our business. We cannot assure you that we or our joint venture partners, have, or, will receive the international, United States Federal Communications Commission (“FCC”), or state regulatory approvals we or they require. Nor can we provide you with any assurance that international, FCC or state regulatory authorities will not raise material issues with respect to our compliance with applicable regulations or that the cost of our compliance will not have a materially adverse effect on our revenues and profitability.

The U.S. Federal Government and state authorities have the power to revoke our regulatory approval to operate internationally, interstate, or intrastate, or to impose financial penalties if we fail to pay, or are delinquent in paying, telecommunications taxes or regulatory fees or fail to file necessary tariffs or mandatory reports. We are currently, and have been, delinquent in such financial obligations and required filings in the past. Furthermore, delays in receiving required regulatory approvals or the enactment of new and adverse legislation, regulations or regulatory requirements could also have a materially adverse affect on our condition. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which we intend to operate, to our detriment.

In addition to new regulations being adopted, existing laws may be applied to the Internet, which could hamper our growth.

New and existing laws may cover issues that include: sales and other taxes; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; cross-border commerce; copyright, trademark and patent infringement; and other claims based on the nature and content of Internet materials. This could delay growth in demand for our products and services and limit the growth of our revenue.

Risks Related to our Common Stock

Voting Control by Principal Stockholders.

Our executive officers and directors collectively will control approximately 26.1% of our outstanding common stock after our February 2005 IPO and, therefore they will be able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

We Do Not Intend to Pay Dividends.

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At December 31, 2004, the majority of our cash balances were held primarily in the form of a short-term highly liquid investment grade money market fund in a major financial institution. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At December 31, 2004, we were subject to interest rate risk on one $25,000 convertible note payable (this note was repaid during February 2005). Therefore, our exposure to interest rate risk is limited as all of our other debt at December 31, 2004 is at fixed interest rates. As such, we currently believe that our interest rate risk is fairly low.

We currently do not conduct our business in currencies other than the United States dollar. The reporting currency for our financial statements is the United States dollar and the functional currency for both of our respective subsidiaries is the U.S. dollar. However, in the future, we may conduct a larger percentage of our business in other foreign currencies that could have an adverse impact on our future results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements required by this Item are included in Item 14 of this report on pages F-1 through F-34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the sections entitled “Management” and “Principal Stockholders” in the proxy statement for our 2005 Annual Meeting of Stockholders.

On November 1, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of Fusion, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Conduct is posted on our website. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer and principal financial and accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Principal Stockholders” in the proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled “Related Party Transactions” in the proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the proxy statement for our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

(a)(2) Financial Statement Schedules.

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

(a)(3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (*)

3.1	(a) Certificate of Designation of Series C Convertible Redeemable Preferred Stock (*)

3.3	Bylaws (*)

10.1	1998 Stock Option Plan (*)

10.2	Employment Agreement between registrant and Matthew Rosen (*)

10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003 (*)

10.4	Agreement between registrant and Pakistan Telecommunications Company, Ltd, dated May 20, 2002 (*)

10.4.1	Agreement between Registrant and Pakistan Telecommunications Company, Ltd, dated September 1, 2004 (2)

10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002 (*)

10.6	Agreement between Fusion registrant and Communications Ventures PVT. LTD, dated May 13, 2004 (*)

10.7	Form of Warrant to Purchase Common Stock (*)

10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (*)

10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office (*)

10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)

10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices (2)

10.12	Agreement between registrant and Dennis Mehiel, dated November 10, 2004 and attached Promissory note of even date therewith (*)

10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000 (*)

10.14	Convertible Subordinated Note issued by registrant to Marvin Rosen, dated April 9, 1999 (*)

10.15	Demand note issued by registrant to Marvin Rosen, dated March 28, 2001 (*)

Exhibit No.	Description
10.16	Demand note issued by registrant to Marvin Rosen, dated April 13, 2001 (*)

10.17	Demand note issued by registrant to Marvin Rosen, dated December 4, 2000 (*)

10.18	Demand note issued by registrant to Marvin Rosen, dated May 24, 2001 (*)

10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)

10.20	Convertible Subordinated Note issued by registrant to Philip Turits, dated April 9, 1999 (*)

10.21	Demand note issued by registrant to Philip Turits, dated January 31, 2003 (*)

10.22	Demand note issued by registrant to Philip Turits, dated October 14, 2002 (*)

10.23	Demand note issued by registrant to Philip Turits, dated December 31, 2002 (*)

10.24	Demand note issued by registrant to Philip Turits, dated July 31, 2002 (*)

10.25	Demand note issued by registrant to Philip Turits, dated September 24, 2002 (*)

10.27	Demand note issued by registrant to Evelyn Langlieb Greer, dated July 10, 2002 (*)

10.28	Non-Competition Agreement between registrant and Marvin Rosen (*)

10.29	Stock Purchase Agreement between registrant, Convergent Technologies, Ltd. and the stockholders listed on Schedule 1 Attached thereto, dated December 16, 2004, as amended and restated, dated January 11, 2005 (*)

10.30	Employment Agreement between registrant and Roger Karam (*)

10.31	Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated January 11, 2005 and the amendment thereto (*)

10.32	Carrier Service Agreement for International Terminating Traffic between the registrant and Qwest Communications Corporation, dated May 17, 2000 (*)

10.33	Carrier Service Agreement between registrant and Telco Group, Inc. dated April 3, 2001, as amended (*)

10.34	Colocation License Agreement between the registrant and Telco Group, dated January 28, 2002.(*)

10.35	International VoIP Agreement, dated April 25, 2002, as amended (*)

10.36	Stock Purchase Agreement dated March 8, 2005 between FUSION TURKEY, L.L.C., LDTS UZAK MESAFE TELEKOMÜNIKASYON VE ..ILETIS,IM HIZMETLERI SAN.TIC.A.S. and Bayram Ali BAYRAMOGLU; Mecit BAYRAMOGLU Mehmet; Musa BAYSAN; Yahya BAYRAMOGLU and Özlem BAYSAN.(1)

21.1	List of Subsidiaries (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

*originally filed with our Registration Statement no. 33-120412 and incorporated herein by reference.

(1)	Filed as Exhibit to our Current Report on Form 8-K filed on March 14, 2005 and incorporated herein by reference.

(2)	Filed herewith.

(b) Reports on Form 8-K.

We furnished a report on Form 8-K dated March 14, 2005 reporting under Item 1.01 the entry into a Stock Purchase Agreement between FUSION TURKEY, L.L.C., LDTS UZAK MESAFE TELEKOMÜNIKASYON VE .ILETIS,IM HIZMETLERI SAN.TIC.A.S. and Bayram Ali BAYRAMOùGLU; Mecit BAYRAMOùGLU Mehmet; Musa BAYSAN; Yahya BAYRAMOùGLU and Özlem BAYSAN.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly autgorized.

Fusion Telecommunications International, Inc.

By:	/s/ Mathew D. Rosen

Mathew D. Rosen
President and Chief Operating Officer

March 31, 2005

(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marvin S. Rosen	Chairman of the Board and Chief Executive Officer	March 31, 2005

Marvin S. Rosen

/s/ Barbara Hughes	Vice President of Finance and Principal Accounting
and Financial Officer
Barbara Hughes		March 31, 2005

/s/ Philip Turits	Secretary, Treasurer, and Director	March 31, 2005

Philip Turits

/s/ E. Alan Brumberger	Director	March 31, 2005

E. Alan Brumberger

/s/ Evelyn Langlieb Greer	Director	March 31, 2005

Evelyn Langlieb Greer

/s/ Raymond E. Mabus	Director	March 31, 2005

Raymond E. Mabus

/s/ Manuel D. Medina	Director	March 31, 2005

Manuel D. Medina

/s/ Paul C. O’Brien	Director	March 31, 2005

Paul C. O’Brien

/s/ Michael Del Giudice	Director	March 31, 2005

Michael Del Giudice

/s/ Fred P. Hochberg	Director	March 31, 2005

Fred P. Hochberg

Director

Cesar Baez

/s/ Julius Erving	Director	March 31, 2005

Julius Erving

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule on page F-34. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 9, 2005, except for paragraph 7 of Note 22, which is as of March 24, 2005

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$ 4,368,726	$ 3,205,645
Accounts receivable, net of allowance for doubtful accounts of approximately $414,000 and $688,000, in 2004 and 2003, respectively	3,145,535	1,654,913
Restricted cash	145,000	386,351
Prepaid expenses and other current assets	889,761	226,631

Total current assets	8,549,022	5,473,540

Property and equipment, net	3,271,474	3,743,293

Other assets
Security deposits	902,028	1,230,909
Restricted cash	235,276	350,275
Investment in Estel	—	760,563
Other	704,317	123,045

Total other assets	1,841,621	2,464,792

	$ 13,662,117	$ 11,681,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Long-term debt, related parties, current portion	$ 1,739,025	$ 3,423,452
Long-term debt, current portion	2,660,281	—
Capital lease obligations, current portion	1,131,830	1,011,280
Accounts payable and accrued expenses	10,274,688	11,701,086
Investment in Estel	140,821	—
Liabilities of discontinued operations	1,116,090	1,686,617

Total current liabilities	17,062,735	17,822,435

Long-term liabilities
Long-term debt, related parties, net of current portion	—	18,750
Capital lease obligations, net of current portion	156,495	191,422
Preferred stock, Series C, subject to mandatory redemption (liquidation preference in the aggregate of approximately $10,932,000 and $3,959,000 in 2004 and 2003, respectively)	9,716,026	3,466,538

Total long-term liabilities	9,872,521	3,676,710

Minority interests	16,890	49,407

Commitments and contingencies
Stockholders’ deficit
Preferred stock, Series A, $.01 par value, authorized 1,100,000 shares, 0 and 407,225 shares issued and outstanding in 2004 and 2003, respectively	—	4,072
Preferred stock, Series B, $.01 par value, authorized 1,500,000 shares, 0 and 73,500 shares issued and outstanding (liquidation preference, in the aggregate, of approximately $0 and $1,167,000 in 2004 and 2003, respectively)	—	735
Common stock, $.01 par value, authorized 105,000,000 shares, 0 and 15,341,193 shares issued and outstanding in 2004 and 2003, respectively	—	153,412
Common stock, Class A $.01 par value, authorized 21,000,000 shares, 17,479,933 and 0 shares issued and outstanding in 2004 and 2003, respectively	174,800	—
Capital in excess of par value	65,127,291	62,597,546
Stock dividend distributable	—	553,238
Accumulated deficit	(78,592,120)	(73,175,930)

Total stockholders’ deficit	(13,290,029)	(9,866,927)

	$ 13,662,117	$ 11,681,625

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,

	2004	2003	2002

Revenues	$49,557,973	$32,018,471	$ 25,537,163

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	42,927,994	27,855,508	23,638,447
Depreciation and amortization	1,804,184	1,981,805	2,361,495
Loss on impairment	—	375,000	467,765
Selling, general and administrative expenses	9,804,405	8,575,807	9,626,160

Operating loss	(4,978,610)	(6,769,649)	(10,556,704)

Other income (expense)
Interest expense, net	(2,228,060)	(846,896)	(1,058,345)
Forgiveness of debt	2,174,530	3,918,295	1,812,092
Income (loss) from investment in Estel	(519,728)	(746,792)	326,367
Other	(15,965)	(97,766)	98,626
Minority interests	(7,654)	157,617	19,440

	(596,877)	2,384,458	1,198,180

Loss from continuing operations	(5,575,487)	(4,385,191)	(9,358,524)
Discontinued operations:
Income from discontinued operations	545,215	208,620	—

Net loss	$(5,030,272)	$ (4,176,571)	$ (9,358,524)

Losses applicable to common stockholders:
Loss from continuing operations	$(5,575,487)	$ (4,385,191)	$ (9,358,524)
Preferred stock dividends	(385,918)	(635,254)	(642,552)

Net loss applicable to common stockholders from continuing operations	(5,961,405)	(5,020,445)	(10,001,076)
Income from discontinued operations	545,215	208,620	—

Net loss applicable to common stockholders	$(5,416,190)	$ (4,811,825)	$(10,001,076)

Basic and diluted net loss per common share:
Loss from continuing operations	$ (0.35)	$ (0.37)	$ (1.01)
Income from discontinued operations	0.03	0.02	—

Net loss applicable to common stockholders	$ (0.32)	$ (0.35)	$ (1.01)

Weighted average shares outstanding
Basic and diluted	16,707,114	13,616,803	9,885,901

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

	Years Ended December 31, 2004, 2003, and 2002

	Redeemable
	Preferred	Preferred	Preferred		Common	Capital in	Stock
	Stock	Stock	Stock	Common	Stock	Excess of	Dividend	Accumulated
	Series C	Series A	Series B	Stock	Class A	Par Value	Distributable	Deficit	Total

Balances, January 1, 2002	$ —	$5,195	$ —	$ 92,968	$ —	$46,683,861	$ —	$(58,363,029)	$(11,581,005)
Proceeds from sale of common stock				7,188		1,628,779			1,635,967
Proceeds from sale of Series B preferred stock, net of investment expenses			835			704,662			705,497
Conversion of Series A & B preferred stock to common stock		(1,123)	(100)	1,405		(182)
Conversion of long-term debt to common stock				15,302		3,715,356			3,730,658
Net loss								(9,358,524)	(9,358,524)

Balances, December 31, 2002		4,072	735	116,863		52,732,476		(67,721,553)	(14,867,407)
Proceeds from sale of common stock, net of investment expenses				26,964		6,819,923			6,846,887
Proceeds from sale of Series C preferred stock, net of investment expenses	2,526,299
Conversion of long-term debt to common stock				6,232		2,273,932			2,280,164
Conversion of long-term debt to Series C preferred stock	930,239
Common stock issued for the assumption of letter of credit				168		49,832			50,000
Conversion of advances to Series C preferred stock	10,000
Stock dividends declared							1,277,806	(1,277,806)
Stock dividends issued				3,185		721,383	(724,568)
Net loss								(4,176,571)	(4,176,571)

Balances, December 31, 2003	3,466,538	4,072	735	153,412		62,597,546	553,238	(73,175,930)	(9,866,927)
Proceeds from sales of common stock, net of investment expenses				4,299		1,272,771			1,277,070
Proceeds from sales of Series C preferred stock, net of investment expenses	4,630,626								—
Conversion of long-term debt to Series C preferred stock	406,740								—
Conversion of advances to Series C preferred stock	176,620								—
Common stock issued in settlement of accounts payable				197		101,873			102,070
Conversion of Series A&B preferred stock to common stock		(4,072)	(735)	13,735		(8,928)			—
Conversion of common stock to Class A common stock				(174,800)	174,800				—
Issuance of convertible debt with beneficial conversion feature						228,030			228,030
Stock dividend declared							385,918	(385,918)	—
Stock dividend issued				3,157		935,999	(939,156)		—
Accretion of Series C preferred stock	1,035,502
Net loss								(5,030,272)	(5,030,272)

Balances, December 31, 2004	$9,716,026	$ —	$ —	$ —	$174,800	$65,127,291	$ —	$(78,592,120)	$(13,290,029)

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,

	2004	2003	2002

Cash flows from operating activities
Net loss	$(5,030,272)	$(4,176,571)	$(9,358,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	—	375,000	467,765
Loss (gain) from sale of assets	18,421	101,838	(98,627)
Depreciation and amortization	1,804,184	1,981,805	2,361,495
Bad debt expense	780,479	183,735	231,088
Beneficial conversion feature on convertible debt	228,030	—	—
Gain on forgiveness of debt	(2,174,530)	(3,918,295)	(1,812,092)
Gain on discontinued operations	(556,904)	—	—
Accretion of Series C Preferred Stock	1,035,502	—	—
(Income) loss from investment in Estel	519,728	746,792	(326,367)
Minority interest	7,654	(157,617)	(19,440)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,627,047)	(752,779)	184,537
Prepaid expenses and other current assets	(1,207,139)	(105,666)	6,188
Other assets	32,737	(22,045)	414,439
Accounts payable and accrued expenses	1,307,946	1,261,261	4,031,290
Liabilities of discontinued operations	(13,623)	(402,001)	(347,252)

Net cash used in operating activities	(4,874,834)	(4,884,543)	(4,265,500)

Cash flows from investing activities
Purchase of property and equipment	(627,219)	(582,149)	(427,057)
Proceeds from sale of property and equipment	36,850	15,000	215,570
Advances to Estel	(262,398)	(219,926)	(104,778)
Returns of (payments for) security deposits	245,957	(271,552)	(197,731)
Repayments of (payments for) restricted cash	356,350	314,556	(469,457)

Net cash used in investing activities	(250,460)	(744,071)	(983,453)

Cash flows from financing activities
Proceeds from sale of common stock, net	1,277,070	6,846,887	1,635,967
Proceeds from sale of Series B preferred stock, net	—		705,497
Proceeds from sale of Series C preferred stock, net	4,630,626	2,526,299
Proceeds from (repayments of) escrow advances	(73,060)	(1,130,500)	1,380,500
Proceeds from long-term debt	1,330,000	2,091,696	3,854,749
Payments of long-term debt and capital lease obligations	(836,090)	(2,340,706)	(1,713,641)
Contributions from (to) minority stockholders of joint ventures	(40,171)	104,156	122,308

Net cash provided by financing activities	6,288,375	8,097,832	5,985,380

Net increase in cash and cash equivalents	1,163,081	2,469,218	736,427
Cash and cash equivalents, beginning of year	3,205,645	736,427

Cash and cash equivalents, end of year	$ 4,368,726	$ 3,205,645	$ 736,427

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Years ended December 31,

	2004	2003	2002

Supplemental disclosure of cash flow information:
Cash paid during the years for interest	$302,860	$187,600	$250,932

Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases	$760,417	$373,200	$193,963

Conversion of accounts payable to common stock	$102,070	$—	$—

Note issued in settlement agreement	$150,000	$—	$—

Conversion of Series A and B preferred stock to common stock	$13,735	$—	$1,405

Credits received from sale of property and equipment	$—	$15,000	$—

Conversion of long-term debt to common stock	$—	$2,280,164	$3,730,658

Common stock issued for the assumption of a letter of credit	$—	$50,000	$—

Conversion of long-term debt to Series C preferred stock	$406,740	$930,239	$—

Conversion of escrow advances to Series C preferred stock	$176,620	$10,000	$—

Conversion of interest payable to debt	$108,333	$—	$—

Stock dividends issued	$939,156	$724,568	$—

Stock dividends declared	$385,918	$1,277,806	$—

Conversion of long-term debt to deferred revenue	$—	$555,000	$—

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   Nature of operations

Fusion Telecommunications International, Inc. and Subsidiaries (collectively the “Company”) is a Delaware corporation, incorporated in September 1997. The Company is an international communications carrier delivering Voice over Internet Protocol (“VoIP”), Private Networks, Internet Access, IP Video Conferencing and other advanced services to, from and within emerging markets in Asia, the Middle East, Africa, the Caribbean, and Latin America. With its lead product, VoIP, the Company provides a full suite of communications solutions to corporations, Postal Telephones and Telegraphs, Internet Service Providers, government entities, consumers and cable operators.

2.   Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of Fusion Telecommunications International, Inc. and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Stock Split

On November 1, 2004, the Board of Directors, as approved by the shareholders on December 10, 2004, authorized a 3.5 to 1 reverse stock-split applicable to all outstanding shares of the Company’s common stock. All transactions and disclosures in the consolidated financial statements, related to the Company’s common stock have been restated to reflect the effect of the reverse stock-split.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. When significant, the Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period, as applicable.

The Company derives revenue principally from international voice, including VoIP, private networks and Internet services. Variable revenue derived from international voice services is recognized upon completion of a call and is based upon the number of minutes of traffic carried. Revenue from monthly recurring service from long distance, private networks and Internet services are fixed and recurring in nature and are contracted over a specific period of time. Advanced billings for monthly fees are reflected as deferred revenues and are recognized as revenue at the time the service is provided. VoIP services enables customers, typically international corporations or cable operators, to place voice calls anywhere in the world using their personal computer. The majority of the Company’s VoIP services to consumers are prepaid which is initially recorded as deferred revenue. Revenues from VoIP services are recognized based upon the usage of minutes by the consumer.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.   Summary of significant accounting policies (continued)

Accounts Receivable

The Company values its accounts receivable net of an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established and payments are not expected to be received.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets and Impairment Charges

The Company complies with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicates the remaining estimated useful life of long-lived assets, such as property and equipment may warrant revision, or the remaining balance may not be recoverable.

During 2003, the Company recorded an impairment of $375,000 related to management’s decision to lease (to a third-party) certain switching equipment, which will be replaced by upgraded equipment. In accordance with the provisions of SFAS No. 144, the Company evaluated the present value of the future cash flows to be generated from this lease and determined that the present value of the future cash flows were less than the carrying value of the equipment, thus there was an impairment on the switching equipment. The Company continued to utilize the switching equipment in 2003 and in 2004.

During 2002, the Company recorded an impairment on equipment for approximately $468,000. This impairment was due to the termination and abandonment of a voice network to a route in the Caribbean, which during 2002, was deactivated and no longer generating revenues for the Company. The impairment was equal to the net book value of the equipment at the date this Caribbean voice network was deactivated.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Asset	Useful Lives

Network equipment	5-7 Years
Furniture and fixtures	3-7 Years
Computer equipment and software	3-5 Years
Leasehold improvements	Lease terms

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.   Summary of significant accounting policies (continued)

Advertising

Advertising costs are charged to operations as incurred and were approximately $82,000, $59,000 and $19,000 for 2004, 2003 and 2002, respectively.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company’s change in the foreign currency translation adjustment to be included in other comprehensive income. During the years ended December 31, 2004, 2003 and 2002, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Unexercised stock options to purchase 1,848,578, 656,207 and 1,009,771 shares of the Company’s common stock as of December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 286,578, 252,758 and 159,217, shares of the Company’s common stock as of December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Non-converted debt to purchase 97,998, 47,215 and 39,286 shares of the Company’s common stock as of December 31, 2004, 2003 and 2002, respectively were not included in the computation of diluted earnings per share because the conversion of the debt would be anti-dilutive to earnings per share. Had the debt been converted interest expense would have been reduced by approximately $49,000 in the year ended December 31, 2004 and $30,000 in the years ended December 31, 2003 and 2002.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.   Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

The Company provides the disclosure only requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. If compensation expense for the Company’s stock option incentive plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	2004	2003	2002

Net loss applicable to common stockholders, as reported	$(5,416,190)	$(4,811,825)	$(10,001,076)
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(771,852)	(99,911)	(345,221)

Net loss applicable to common stockholders, pro forma	$(6,188,042)	$(4,911,736)	$(10,346,297)

Earnings per share:
Basic and diluted net loss applicable to common stockholders, as reported	$ (0.32)	$ (0.35)	$ (1.01)

Basic and diluted net loss applicable to common stockholders, pro forma	$ (0.37)	$ (0.36)	$ (1.05)

The Company calculated the fair value of each common stock option grant on the date of grant using the black scholes option pricing model method with the following assumptions: dividend yield of 0%; weighted average option term of four years; average risk free interest rate of 4.50%, 4.43% and 5.61%, in 2004, 2003, and 2002, respectively. The weighted-average fair value of common stock options granted was $0.35 during 2004 and $0.00 during 2003 and 2002.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004)(“123R”), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.   Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements (continued)

the first interim or annual reporting period that begins after June 1, 2005. The Company is in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153. “Exchange of Nonmonetary Assets” an amendment of APB Opinion No. 29. “Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonomnetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonomnetary asset exchanges occurring in fiscal periods after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company is in the process of evaluating whether the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

3.   Liquidity

At December 31, 2004, the Company has a working capital deficit of approximately $8,514,000 and a stockholders’ deficit of approximately $13,290,000. The Company has continued to sustain losses from operations and for the years ended December 31, 2004, 2003 and 2002 has incurred a net loss of approximately $5,030,000, $4,177,000 and $9,359,000, respectively. In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2004, 2003 and 2002. Subsequent to December 31, 2004, the Company raised net proceeds of approximately $20,400,000 in connection with an Initial Public Offering (see Note 22). Consequently, management believes that its current cash resources will be adequate to fund its operations for the forseeable future. However, the Company’s long-term liquidity is dependent on its ability to attain future profitable operations. The Company cannot make any guarantees if and when it will be able to attain future profitability.

4.   Joint ventures, acquisitions and divestitures

In March 2000, the Company entered into a joint venture agreement with Communications Ventures India Pvt. Ltd. to form an entity named Estel Communication Pvt. Ltd. (“Estel”). Estel is organized and exists under the laws of India and has its office in New Delhi, India. The Company directly owns 49% of the joint venture and has voting rights in another 1.01%, which in turn gives the Company a 50.01% voting control in the joint venture. Estel was established to engage in the business of selling and supporting internet service protocol operations. Basically, Estel is in business as an Internet

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.   Joint ventures, acquisitions and divestitures (continued)

service provider in India. The joint venture has been funded primarily by the Company, which has also provided certain equipment for the establishment of the required technology platforms.

In July 2002, the Company acquired a 75% equity interest in a joint venture with Turner Hill Investments, L.P. (“Turner Hill”) to provide VoIP services for calls terminating in Pakistan. During 2003 and 2002, the Company contributed certain telecommunications equipment and advances to the joint venture in exchange for its equity interest in the new joint venture. This joint venture operates out of facilities provided by Turner Hill and began providing VoIP service in November 2002. In connection with this joint venture agreement, the Company entered into a service agreement with a Pakistan telecommunications company to provide termination services for calls terminating in Pakistan (see Note 12 for additional details).

In December 2002, the Company acquired a 50.2% equity interest in a joint venture with Karamco, Inc. (referred to as “Karamco” and “Efonica”) to provide various VoIP services throughout the emerging markets. As of December 31, 2003 no capital has been contributed to the joint venture by either partner, but rather working capital loans have been provided for operating purposes. Operations of the joint venture began during 2003. See subsequent events Note 22 for discussion regarding the Company’s acquisition of the 49.8% minority interest from Karamco.

In considering, EITF No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, management has evaluated the facts and circumstances underlying each joint venture relationship such as the financial dependence of the minority shareholders on the Company and corporate governance of each joint venture. Based upon these facts and circumstances, the Company has determined that the minority shareholder of Estel has substantive rights that prohibit the consolidation of this joint venture. As a result, the Company has accounted for this joint venture under the equity method of accounting (see Note 5).

All joint ventures identified above, excluding Estel, have been accounted for under the consolidation method of accounting as the Company maintained a majority equity ownership in the aforementioned joint ventures.

In December 2004, the Company entered into an agreement to acquire 51% of the common stock of a Jamaican telecommunications company in exchange for $150,000. The approximate amounts of net assets acquired are as follows:

Current assets	$ 49,000
Restricted assets	85,000
Fixed assets	156,000
Intangible assets	89,000
Current liabilities	(85,000)
Minority interest	(144,000)

Net assets	$ 150,000

The intangible assets represent contractual assets consisting of international and domestic carrier license agreements with the Jamaican government which expire in 2013 and 2018, respectively. The intangible assets will be amortized based upon the life of each license. The closing of this acquisition took place on January 11, 2005 (see Note 22). Consequently, this acquisition had no impact on the accompanying consolidated financial statements other than a $75,000 payment made in December 2004 which is reflected in the December 31, 2004 prepaid expenses and other current assets.

Since the Company maintains operations in foreign countries through its joint ventures, the Company may be subject to exchange control regulations or other impediments to convert foreign currencies into US dollars. In addition, the Company may generate earnings which may be unable to be repatriated outside the country in which they are earned. As of December 31, 2004, the Company’s joint ventures have not generated profits that would be subject to such restrictions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.   Investment in Estel

As of December 31, 2004 and 2003, the loss in excess of investment in Estel of approximately $141,000 and the investment in Estel of approximately $761,000, respectively, represents the Company’s 49% investment in Estel (Note 4). Income (loss) from investment in Estel was approximately ($520,000), ($747,000) and $326,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Summarized financial data of Estel is below.

		December 31

		2004	2003

Current assets		$ 599,000	$ 725,000
Non-current assets		1,147,000	1,407,000
Current liabilities		1,893,000	1,759,000
Total stockholders’ equity (deficit)		(147,000)	373,000

	Years Ended December 31,

	2004	2003	2002

Net revenues	$2,280,000	$2,119,000	$3,290,000
Net income (loss)	(520,000)	(747,000)	326,000

The investment by the other shareholder of Estel was fully absorbed by its pro rata share of losses during 2001. The Company has continued to fund 100% of Estel’s operations and as a result, the Company has recorded 100% of Estel’s losses for the years ended December 31, 2004, 2003 and 2002 as income (loss) from investment in Estel.

For the years ended December 31, 2004, 2003, and 2002, revenues included approximately $321,000, $412,000, and $405,000, respectively, for VoIP and IP services provided to Estel. At December 31, 2004 and 2003, the amounts due from this joint venture were approximately $118,000 which is net of a $644,000 allowance and $499,000, respectively, are non-interest bearing, due on demand, and are included in Investment in Estel on the accompanying balance sheets.

6.   Discontinued operations

During 2001, management of the Company decided to cease the operations of its domestic retail telecommunication services business lines. In connection with this decision, the Company abandoned an office located in Miami, which was being used to house the switching equipment. The office was being leased under a non-cancelable operating lease agreement. In January 2005, the Company and the landlord reached a settlement agreement whereby the remaining liability under the operating lease was reduced to $132,500. At December 31, 2004, included in gain from discontinued operations is approximately $538,000 related to this settlement. The remaining liability at December 31, 2004 of approximately $984,000 relates to trade payables and accrued expenses associated with the discontinued retail telecommunications services.

During the year ended December 31, 2003, certain trade payables, associated with the discontinuation of the Company’s retail services, were determined to be not payable to a vendor, which resulted in a gain on trade payable reductions of approximately $209,000.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.   Property and equipment

At December 31, 2004 and 2003, property and equipment is comprised of the following:

	2004	2003

Network equipment, including $1,743,269 and $982,852 under capital leases in 2004 and 2003, respectively	$ 7,478,487	$ 6,759,800
Furniture and fixtures	92,298	101,991
Computer equipment and software	741,326	579,815
Leasehold improvements	2,710,219	2,637,200

	11,022,330	10,078,806

Less accumulated depreciation and amortization, including $951,966
and $721,158 under capital leases in 2004 and 2003, respectively	7,750,856	6,335,513

	$ 3,271,474	$ 3,743,293

8.   Restricted cash

As of December 31, 2004 and 2003, the Company had approximately $380,000 and $737,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (equal to the amount of the certificates of deposit). A significant portion of this restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities.

9.   Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at December 31, 2004 and 2003:

	2004	2003

Trade accounts payable	$5,662,058	$ 6,400,804
Accrued expenses	2,050,175	3,165,702
Interest payable	814,262	795,662
Dividends payable on Series C Preferred Stock	664,635	—
Deferred revenue	971,456	832,599
Amounts due to investors	—	250,000
Other	112,102	256,319

	$10,274,688	$11,701,086

The deferred revenue balance at December 31, 2004 includes approximately $470,000 related to a debt settlement agreement with a domestic carrier. The provisions of the agreement provided that $555,000 due to the carrier would be resolved with a service agreement whereby the carrier will receive a reduced rate for every minute of traffic that is passed through the Company’s network for a period of 24 months beginning in December 2003. During the year ended December 31, 2004, approximately $85,000 of revenue was recognized in connection with this service agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.   Long-term debt and capital lease obligations

At December 31, 2004 and 2003 components of long-term debt and capital lease obligations of the Company are comprised of the following:

		2004	2003

Convertible notes payable	(a)	$ 250,000	$ 300,000
Demand notes payable	(b)	898,931	898,931
Convertible notes payable	(c)	—	299,079
Promissory notes payable	(d)	150,000	—
Demand notes payable	(e)	81,790	110,688
Promissory notes payable	(f)	150,000	1,150,000
Promissory notes payable	(g)	25,000	150,000
Promissory notes payable	(h)	102,000	250,000
Promissory notes payable	(i)	233,252	283,504
Convertible notes payable	(j)	2,508,333	—
Capital lease obligations	(k)	1,288,325	1,202,702

Total long-term debt and capital lease obligations		5,687,631	4,644,904
Less current portion		5,531,136	4,434,732

		$ 156,495	$ 210,172

(a) Three stockholders of the Company each entered into convertible subordinated note agreements aggregating $300,000, which mature in five years (or April 9, 2004), at an interest rate of 7.25% per annum (modified to 9.25% in April 2004). Interest shall be paid semi-annually on January 31 and July 31. At the sole discretion of the Company, the principal of the note shall be automatically converted into shares of common stock of the Company, at the closing of a qualified initial public offering (“IPO”) if the IPO price equals or exceeds 125% of the conversion price, which is $18.66 per share. There is also an optional conversion clause that the note holders shall have the right, at their option, at any time up to and including the maturity date, to convert the outstanding principal. In February 2004, one stockholder converted $33,750 of its notes into 375 shares of Preferred C Stock at $90 per share. The remaining $16,250 note balance was paid in April 2004. Consequently, the December 31, 2004 balance includes two convertible subordinated note agreements aggregating $250,000, both of which are covered under forbearance agreements (see below for further details). Subsequent to December 31, 2004, these notes were paid in full upon completion of the Company’s IPO (see Note 22 for further discussion).

(b) Two officers of the Company each entered into various loan agreements with the Company in exchange for demand notes payable. The notes bear interest at rates ranging from 4%–4.75% per annum and are due on demand. The outstanding balance of these notes were $898,931 as of December 31, 2004 and 2003. Subsequent to December 31, 2004, these notes were paid in full upon completion of the Company’s IPO (see Note 22 for further discussion).

(c) In connection with the development of an Asian venture opportunity to provide VoIP services, the Company raised funds from certain existing shareholders, officers, and directors during 2002. During November 2003, the Company issued two convertible notes payable, aggregating $140,000, related to a portion of these funds. The notes accrued interest at the prime rate and were payable monthly on the first of every month. In the event this Asian venture materialized, the principal of the notes, at the option of the stockholders, was convertible into shares of common stock of the Company. During 2004, $99,990 of the notes were converted to 1,111 shares of Preferred C Stock and $40,010 was repaid in cash.

In December 2000, the Company issued a promissory note in the principal amount of $200,000, to a stockholder, calling for monthly payments of approximately $4,500, including interest at 12% per annum, through January 2006. On

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.   Long-term debt and capital lease obligations (continued)

September 1, 2002, the Company added an additional agreement providing for the option to convert a portion of the promissory note into 28,571 shares of the Company’s common stock at $2.28 per share. In September 2003, the Company revised the promissory note agreement for an additional principal amount of $100,000 with monthly payments of approximately $2,500, including interest at 12% per annum. At December 31, 2003 the outstanding promissory note payable balance aggregated $159,079. During 2004, these notes were repaid in full.

(d) During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The debt has not been repaid as of December 31, 2004 as the debtor has not complied with the terms of the settlement agreement.

(e) Between April 2001 and September 2002, the Company issued promissory notes to three stockholders, that have an outstanding balance of $81,790 and $110,688 at December 31, 2004 and 2003, respectively. The notes bear interest at rates ranging from 4.75% to 12% per annum and are due on demand. Subsequent to December 31, 2004, these notes were paid in full upon completion of the Company’s IPO (see Note 22 for further discussion).

(f) In January 2001, the Company issued a promissory note in the amount of $1,000,000, with monthly payments of interest only at 13% per annum, with principal to be paid in full December 2001. This promissory note was secured by certain of the Company’s accounts receivables. In November 2004, this note was repaid by the Company with proceeds from another investor who assumed the note with certain provisions (see Note 10(j) for further discussion).

Between September 2002 and April 2003, the Company issued various promissory notes aggregating $150,000. Interest at 4.75% per annum is to be paid in full through May 2003. At December 31, 2004 and 2003, these notes were in default and, accordingly, have been classified as currently due. Subsequent to December 31, 2004, this note was paid in full upon completion of the Company’s IPO (see Note 22 for further discussion).

(g) Between December 2002 and February 2003, the Company entered into loan agreements with various stockholders, for the purpose of generating funds to initiate the Karamco joint venture project in the United Arab Emirates (see Note 4). As of December 31, 2003, these loans had an outstanding balance of $150,000. During January and February 2004, all but one stockholder converted the outstanding notes to 277 shares of Preferred C stock at $90 per share. During September 2004, the remaining stockholder converted his $25,000 note into a new promissory note, which beared interest at 4.5% per annum. Principal and interest were payable in one lump sum on the earlier of 15 days from the completion of an IPO or September 1, 2005. Subsequent to December 31, 2004, this note was repaid in full upon completion of the Company’s IPO (see Note 22 for further discussion).

(h) In July 2002, the Company entered into loan agreements with various stockholders, aggregating $500,000 for the purpose of generating funds to initiate the Pakistan service project with Pakistan Telecommunications Company Limited (“PTCL”) (see Note 12). The loans were to be repaid by the Company with funds it receives from PTCL in equal monthly installments, immediately upon available funds or February 2003, and continuing through August 2003, bearing interest at 15% per annum. In 2003, a portion of these loan agreements, aggregating $250,000, was converted into shares of the Company’s Series C Preferred Stock and common stock. In January 2004, $148,000 was converted to 1,644 shares of the Company’s Series C Preferred Stock. As of December 31, 2004 and 2003, these loan agreements have outstanding balances of $102,000 and $250,000, respectively. Subsequent to December 31, 2004, the remaining $102,000 note was repaid in full upon completion of the Company’s IPO (see Note 22 for further discussion).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.   Long-term debt and capital lease obligations (continued)

(i) In September 2003, the Company issued promissory notes aggregating $300,000 to various stockholders for the purpose of resolving the Company’s capital lease debt service contract with the lessor of the equipment under lease. The notes were to accrue interest at 8% per annum and be paid in equal monthly installments of approximately $500 to $2,000 per month with the outstanding principal due on June 30, 2005. The Company also issued warrants to these investors to purchase the aggregate of 85,714 shares of the Company’s common stock at a purchase price of $2.98 per share. The warrants are to expire July 1, 2005. At the date of grant, these warrants had a nominal value assigned to them that was immaterial to the consolidated financial statements. As of December 31, 2004 and 2003 the outstanding balance of the various notes payable aggregated $233,252 and $283,504, respectively.

(j) In November 2004, the Company received net cash proceeds of $1,330,000 ($1,400,000 for a convertible note net with a $70,000 advisory fee) and refinanced $1,108,333 of existing notes payable and accrued interest in exchange for a convertible promissory note. These two notes aggregate $2,508,333, bear interest at 6.5% per annum and are due in November 2006. The notes would automatically convert into common shares at a conversion price of $3.85 per share upon successful registration from an initial public offering (See subsequent events note 22 regarding conversion). The common stock is subject to a one year lock up provision. The beneficial conversion feature resulted in a charge to interest expense of approximately $228,000 in the fourth quarter of 2004.

(k) As of December 31, 2004 and 2003, approximately $193,000 and $1,247,000, respectively of capital lease obligations had been forgiven and recorded to forgiveness of debt (see Note 16).

At December 31, 2004 and 2003, approximately $720,000 and $900,000 of the capital lease obligations were in default and accordingly have been classified as currently due.

During the year ended December 31, 2004, the Company entered into an equipment financing agreement in connection with the purchase of the Company’s new soft switch. The balance at December 31, 2004 was approximately $379,000 and is payable every 90 days over an 18 month period. The Company has imputed an interest rate of 10% related to this agreement.

Future aggregate principal payments on long-term debt and capital leases in the years subsequent to December 31, 2004 are as follows:

Year ending December 31,
2005	$5,802,108
2006	157,358

Total minimum payments	5,959,466
Less amount representing interest	(271,835)

Present value of minimum payments	5,687,631
Less current portion	(5,531,136)

$ 156,495

In December 2003, two officers of the Company signed forbearance agreements, providing the officers would not call due approximately $1,829,000 of long-term debt and accrued interest until such time the Company completed a successful IPO, or December 19, 2004, whichever occurred first. Subsequent to December 31, 2004, these notes were repaid in full upon completion of the Company’s IPO (see Note 22 for further discussion).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.   Income taxes

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2004, 2003 and 2002. The provision for income taxes consists of the following:

	2004	2003	2002

Deferred
Federal	$(1,662,000)	$(1,728,000)	$(3,174,000)
State	(56,000)	(19,000)	20,000

	(1,718,000)	(1,747,000)	(3,154,000)
Change in valuation allowance	1,718,000	1,747,000	3,154,000

	$ —	$ —	$ —

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2004	2003	2002
	%	%	%

Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	1.1	0.3	(0.2)
Other	(0.1)	7.5	(0.1)
Change in valuation allowance	(35.0)	(41.8)	(33.7)

Effective income tax rate	—	—	—

The components of the Company’s deferred tax assets and liability consist of approximately the following at December 31, 2004 and 2003, respectively:

	2004	2003

Deferred tax assets
Net operating losses	$24,912,000	$ 23,569,000
Allowance for doubtful accounts	423,000	257,000
Accrued liabilities and other	446,000	677,000

	25,781,000	24,503,000
Deferred tax liability
Property and equipment	(99,000)	(539,000)

Deferred tax asset, net	25,682,000	23,964,000
Less valuation allowance	(25,682,000)	(23,964,000)

	$ —	$ —

The Company has available at December 31, 2004 and 2003, approximately $73,269,000 and $69,320,000, respectively, of unused net operating loss carryforwards that may be applied against future taxable income, which expire in various years from 2012 to 2024. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.   Income taxes (continued)

Management of the Company had decided to fully reserve for its net deferred tax assets, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future taxable income, coupled with certain limitations on the utilization of the net operating losses due to various changes in ownership over the past several years.

12.   Commitments and contingencies

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases at December 31, 2004 is approximately as follows:

Year ending December 31,
2005	$1,086,000
2006	1,072,000
2007	1,095,000
2008	1,119,000
2009	880,000
Thereafter	350,000

$5,602,000

Rent expense for all operating leases was approximately $1,145,000 $1,238,000 and $1,033,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In May 2002, the Company entered into a Service Agreement (the “Agreement”) with Pakistan Telecommunications Company, Ltd (“PTCL”), under which PTCL would provide for the termination of incoming international traffic into Pakistan focusing on VoIP services from the United States and Europe. The Agreement provided for an initial term of one year, with additional one year extensions terms. The Company had exercised its option to extend the agreement, which was in effect through August 31, 2004 (see discussion below regarding new agreement). The Agreement provided for the Company to place all necessary switching equipment in Pakistan, the United States and Europe (which it had done through the Pakistan joint venture formed with Turner Hill–see Note 4). Under the terms of the Agreement PTCL provided the Company with voice termination services within Pakistan, for which the Company paid PTCL a maximum service charge of $0.19 per minute for all calls terminating in Pakistan using the Company’s VolP platform. The Agreement also required the Company to guarantee a minimum of three million minutes a month to terminate to Pakistan. The Company was also required to keep on deposit with PTCL, a one month rolling advance equal to the number of minutes terminated during the preceding month, times the prevailing termination rate charged by PTCL to the Company. For the years ended December 31, 2004, 2003 and 2002 the Company has incurred approximately $8,545,000, $9,327,000 and $783,000, respectively, of termination charges under this and the September 2004 agreement.

On September 1, 2004, the Company entered into a non-exclusive service agreement with PTCL covering the termination of incoming VoIP traffic into Pakistan from the United States and Europe. The term is one year from September 1, 2004, renewable upon mutual consent. The agreement stipulates that the switching equipment installed in Pakistan by the Company through its Pakistan joint venture shall be owned and operated by PTCL. In addition, PTCL may terminate the agreement if the Company does not deliver a minimum of traffic over a three month period. The agreement also requires the Company to put up a $1,000,000 bank guarantee, which is pending the resolution of advances totaling $567,000 owed to the Company by PTCL as of December 31, 2004 ($467,000 is owed as of March 2005).

In connection with the joint venture agreement with Turner Hill (See Note 4), the joint venture entity is required to pay a management fee to Turner Hill equal to the number of minutes terminating in Pakistan on a monthly basis times a fixed rate per minute. For the years ended December 31, 2004, 2003, and 2002 the joint venture incurred management fees to Turner Hill for approximately $314,000, $361,000 and $36,000, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.   Commitments and contingencies (continued)

Legal Matters

The Company is a defendant in an employment claim that management believes has no merit. The claim is filed in the State of New York before an administrative agency. The administrative department is currently reviewing the case and management believes it will be dismissed. Regardless, management believes that this claim will not have a material effect on the Company’s business or results of operations.

In April 2003, a former customer of the Company brought an action against the Company for recovery of preferential transfers and other claims under the Bankruptcy Code. The suit, brought in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division, seeks damages in the amount of approximately $335,000. The Company filed a Proof of Claim with the Court in the amount of approximately $85,000 for amounts that were due the Company at the time this customer filed for bankruptcy. In March 2005, the Company settled this matter for $5,500 and the Company agreed to waive its Proof of Claim in the amount of approximately $85,000. The Company expects to execute the formal settlement agreement on or before April 2, 2005.

In May 2003, a shareholder of the Company brought an action in the District Court in and for the City and County of Denver and the State of Colorado. The action is seeking damages in the amount of $400,000. The Company and management plan to defend this suit vigorously and do not expect the outcome to have an adverse effect on the Company’s financial condition. This action was dismissed in August 2004. The plaintiff has filed an appeal for the motion, which is pending.

In 1999, the Company guaranteed a real property lease on behalf of a joint venture. The joint venture subsequently defaulted on the lease and in July 2003 the landlord brought an action in the Circuit Court, Miami, Florida. The Company was also sued for back rent and costs of approximately $1.1 million. On January 17, 2005, the Company settled this action for $132,500 (see Note 6).

The Company is involved in other claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position or results of operations. Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the operations or the financial condition of the Company.

13.   Preferred stock

The Company has authorized 10,000,000 shares of its stock for the issuance of Preferred Stock. The Company has designated 1,100,000, 1,500,000 and 110,000 shares of $10 Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), $10 Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) and $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”), respectively (collectively “Preferred Stock”).

During May 2004, each outstanding share of Series A and Series B Preferred Stock was converted to common stock at a conversion rate of $3.50 per share, consequently as of December 31, 2004, there were no shares outstanding of series A and B preferred stock. At December 31, 2004, there were 109,962 shares of the Series C Preferred Stock outstanding (see Note 22 regarding February 2005 conversion).

Dividends

The holders of Series A Preferred Stock were entitled to receive cumulative dividends of 12% per share per annum, which were payable annually in arrears beginning on August 31, 2002 and were payable (at the Company’s option) in cash or shares of the Company’s common stock at a rate equal to the conversion rate in effect at the date of declaration of the dividend. The holders of Series B Preferred Stock were entitled to a cumulative dividend of 11.5% per share per annum, which were payable annually in arrears beginning on March 31, 2003 and were payable (at the Company’s option) in cash or shares of the Company’s common stock at a rate equal to the conversion rate in effect at the date of

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.   Preferred stock (continued)

declaration of the dividend. The holders of Series C Preferred Stock were entitled to receive cumulative dividends of 8% per share per annum which were payable annually beginning on December 18, 2004 and were payable in cash, unless the Company completed its IPO before December 18, 2004. Since the IPO was not completed until February 2005, the dividends on the Series C Preferred Stock of approximately $673,000 were paid on January 18, 2005.

Historically, no dividends were to be paid on any outstanding shares of common stock, or Series A and B Preferred Stock, unless all then accrued, but unpaid dividends had been paid with respect to all outstanding shares of Series C Preferred Stock. See subsequent events Note 22 regarding conversion of the Series C Preferred Stock during 2005.

Dividends in arrears at December 31, 2002 on the Company’s Series A Preferred Stock were approximately $665,000.

In January 2003, the Company’s Board of Directors (the “Board”) declared a stock dividend payable on the outstanding shares of Series A and B Preferred Stock (due on August 31, 2002 and March 31, 2003, respectively). The Board elected to issue shares of the Company’s common stock in lieu of cash at a conversion rate equal to $2.28 per share times the aggregate dividends due to the holders of both Series A and B preferred Stock at the date of record (August 15, 2002 and March 15, 2003, respectively). During the year ended December 31, 2003, 318,491 shares of the Company’s common stock valued at approximately $725,000 were recorded and issued as a dividend to the Series A and Series B Preferred shareholders.

In December 2003, the Board declared a stock dividend payable on the outstanding shares of Series A and B Preferred Stock (due on August 31, 2003 and March 31, 2004, respectively). The Board elected to issue shares of the Company’s common stock in lieu of cash at a conversion rate equal to $2.98 per share times the aggregate dividends due to the holders of both Series A and B Preferred Stock at date of record (August 15, 2003 and March 15, 2004, respectively). At December 31, 2003, the Company recorded a stock dividend distributable of approximately $553,000 for the issuance of 185,962 shares of common stock to the holders of the Company’s Series A and Series B Preferred Stock. These shares were issued during the year ended December 31, 2004, along with an additional 6,708 shares of common stock for dividends on Series B Preferred Stock totaling approximately $20,000.

Liquidation

In connection with the conversion of the Series A and Series B Preferred Stock into common stock, accrued dividends from September 1, 2003 and April 1, 2004 to the date of the respective conversions were issued in the form of common stock. These common stock dividends aggregated 123,012 additional shares of common stock and were issued during September 2004.

In the event of any liquidation, dissolution, or winding up of the Company either voluntary or involuntary or a merger or consolidation with any other corporation, or a sale or other transfer of substantially all the assets of the Company, the holders of Series C Preferred Stock were entitled to receive, in preference to holders of Series A and B Preferred Stock and common stock, an amount equal to $90 per each outstanding share plus an amount equal to all accrued but unpaid dividends.

Following the Series C Preferred Stock liquidation payment, the remaining assets and funds of the Company legally available for distribution, if any, were to be distributed ratably among the holders of common stock, Series A, B and C Preferred Stock in proportion to the number of shares of common stock held on an as-if converted basis.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.   Preferred stock (continued)

Redemption

The Company had the right to redeem the outstanding shares of Series A and B Preferred Stock at any time (with 30 days prior notice) for a redemption price of $10 per share plus accrued, but unpaid dividends. The Company had the right to redeem the outstanding shares of Series C Preferred Stock, commencing on the first anniversary of the first issuance of Series C Preferred Stock, at a price per share equal to 115% of the stated value of $90, plus pro rata accrued and unpaid dividends due through the date of redemption.

As discussed in Note 22, the Series C Preferred Stock was converted to common stock in February 2005. Had the conversion not occurred after the second anniversary of the first issuance of the Company’s Series C Preferred Stock (December 18, 2005) and so long as all classes of the Company’s stock were not publicly traded and a liquidation had not occurred, each holder of Series C Preferred Stock may have, at its option, required the Company to redeem its shares at a price equal to 112% of the stated value of the stock, plus pro rata accrued and unpaid dividends due through the date of redemption. At December 31, 2004, the redemption value of the Series C Preferred Stock was approximately $10,932,000.

Conversion

When outstanding, each share of Series A and B Preferred Stock was convertible, at the option of the stockholder, at any time after the issuance date of such share into a number of shares of common stock as determined by the conversion rate in effect at the time of conversion, plus all accrued and unpaid dividends payable in either cash or common stock (at the Company’s option) (See conversion table below).

Series A		Series B

Conversion	Conversion	Conversion	Conversion
Price	Date	Price	Date

$2.50	up to 8/30/02	$2.50	up to 3/30/03
$3.50	up to 8/30/03	$3.50	up to 3/30/04
$5.00	up to 8/30/04	$5.00	up to 3/30/05
$6.00	up to 8/30/05	$6.00	up to 3/30/06
$7.00	after 8/31/05	$7.00	after 8/31/07

Each share of Series C Preferred Stock was convertible, at the option of the stockholder, at any time after the issuance date of such shares into a number of shares of common stock, based upon a conversion price of $3.15 per common share.

Upon the closing of an initial public offering of common stock by the Company (see Note 22 for discussion regarding the Company’s February 2005 IPO), the Series C preferred stock shall automatically convert into shares of the Company’s common stock at the lesser of the voluntary conversion price then in effect or 75% of the offering price of the common stock. There was no beneficial conversion feature associated with this conversion.

At various times during 2004, all the holders of the Company’s Series A & B Preferred Stock, elected to convert their shares into common stock.

Voting

No holders of Preferred Stock have voting rights, except as provided by law.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.   Stock options and warrants

Under the Company’s 1998 stock option plan (as amended), the Company has reserved 2,680,857 shares of common stock for issuance to employees at exercise prices determined by the Board of Directors. Options under the plan vest in annual increments over a four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant. As reported in Note 2, the Company has elected to adopt the disclosure-only provisions of SFAS No. 123 and will account for stock-based employee compensation plans in accordance with APB 25. As a result, no compensation cost for its stock option plan has been recognized in the periods presented.

On July 14, 2004, the Company’s Stock Option Committee approved a recommendation to issue 446,057 options to its employees who had been previously granted stock options. Each employee received new options equal to 50% of their existing options priced at $3.15 per share and 50% at $4.38 per share, both with a four year vesting period and furthermore received credit for the vesting time on previously issued options, and the original options would be cancelled if not exercised within six months and one day of the issuance of the new options (approximately 480,000 options were cancelled on January 14, 2005).

A summary of the Company’s stock option plan as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is as follows:

			Weighted
	Number		Average
	of	Per Share	Option
	Shares	Option Price	Price

Shares under options at January 1, 2002	937,314	$2.35 –$14.00	$10.15
Granted in 2002	184,757	8.23 –17.50	8.96
Expired in 2002	(112,300)	2.35 –17.50	10.50

Shares under options at December 31, 2002	1,009,771	2.35 –14.00	7.39
Granted in 2003	9,771	8.75 –8.75	8.75
Expired in 2003	(363,335)	2.35 –14.00	5.11

Shares under options at December 31, 2003	656,207	2.35 –11.66	8.72
Granted in 2004	1,337,764	3.15 –8.75	4.21
Expired in 2004	(145,393)	2.35 –11.66	9.26

Shares under options at December 31, 2004	1,848,578	$2.35 –$ 8.75	$ 5.42

			Weighted
	Number		Average
	of	Per Share	Option
	Shares	Option Price	Price

Options exercisable at December 31, 2002	573,743	$3.35 –$14.00	$ 6.44

Options exercisable at December 31, 2003	452,315	$2.35 –$11.66	$ 8.58

Options exercisable at December 31, 2004	440,049	$2.35 – $ 8.75	$ 8.44

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.   Stock options and warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$ 2.35	21,429	3.7 years	$ 2.35	21,429	$ 2.35
3.15	238,624	9.5 years	3.15
4.38	1,070,060	9.5 years	4.38
8.75	518,465	7.2 years	8.75	418,620	8.75

	1,848,578			440,049

The Company, as part of various debt and other agreements, have issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during 2004, 2003 and 2002:

			Weighted
	Number		Average
	of	Per Share	Warrant
	Shares	Warrant Price	Price

Shares under warrants at January 1, 2002	59,217	$2.98 –$8.75	$4.52
Issued in 2002	100,000	0.04 –3.50	3.01

Shares under warrants at December 31, 2002	159,217	0.04 –8.75	3.57
Issued in 2003	93,541	2.98 –3.57	3.01

Shares under warrants at December 31, 2003	252,758	0.04 –8.75	3.33
Issued in 2004	33,820	2.28 –8.75	5.53

Shares under warrants at December 31, 2004	286,578	$0.04 –$8.75	$3.61

All warrants are fully exercisable upon issuance.

15.   Equity transactions

On November 1, 2004, the Board of Directors, upon approval of the stockholders, increased the authorized number of common shares to 126,000,000 which includes 105,000,000 shares of common stock and 21,000,000 shares of Class A common stock. This increase was approved by the stockholders on December 10, 2004. On December 10, 2004, the stockholders approved the amendment to the Company’s Certificate of Incorporation to automatically convert each share of the Company’s outstanding common stock (except for shares of common stock issuable upon conversion of Series C preferred stock) into one share of Class A common stock. The Class A common stock may not be converted into common stock until February 17, 2006, which is one year after the successful completion of the Company’s initial public offering, unless the holder agrees to exercise a one year lock up agreement. The rights of a Class A shareholder are identical in all respects to the common stock other than the shares of Class A common stock are not transferable for a period of one year following the closing of the IPO which occurred in February 2005.

In October 2004, the Company issued 19,048 shares of common stock at $5.25 per share in lieu of cash to the Saif. Telecom (Pvt) Ltd for management fees related to the Pakistan joint venture.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15.   Equity transactions (continued)

At various times through the first six months of 2004, all the shareholders of the Company’s Series A Preferred Stock, elected to convert their shares into common stock at a conversion rate of $3.50 per share. This conversion resulted in the issuance of 1,163,500 shares of common stock. In connection with this conversion accrued dividends from September 1, 2003 to the date of the respective conversions were issued in the form of common stock. These common stock dividends resulted in the issuance of 119,479 additional shares of common stock.

At various times through the first six months of 2004, all the shareholders of the Company’s Series B Preferred Stock, elected to convert their shares into common stock at a conversion rate of $3.50 per share. This conversion resulted in the issuance of 210,000 shares of common stock. In connection with this conversion accrued dividends from April 1, 2004 to the date of the respective conversions were issued in the form of common stock. These common stock dividends resulted in the issuance of 3,533 additional shares of common stock.

During March 2004, certain investors elected to convert approximately $407,000 of their notes and $177,000 of escrow advances into shares of the Company’s Series C Preferred Stock at a conversion rate of $90 a share. The conversion resulted in the issuance of 6,504 additional shares of Series C Preferred Stock.

In December 2003, certain note holders elected to convert their notes and related accrued interest, totaling approximately $930,000, into shares of the Company’s Series C Preferred Stock at a conversion rate of $90 per share, resulting in the issuance of 10,336 shares of Series C Preferred Stock. Also during December 2003, a $10,000 advance from a potential investor in a proposed Asian joint venture (which did not materialize) was converted into 111 shares of Series C Preferred Stock at a conversion rate of $90 per share.

In November 2003, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the issuance of a maximum of 110,000 shares of the Company’s Series C Preferred Stock at $90 per share. The private placement was valid through December 15, 2003, but was extended for an additional 107 days. The total number of shares of Series C Preferred Stock issued in this private placement during 2003 was 33,542 shares for which proceeds of approximately $2,526,000 were received, net of expenses of approximately $492,000. During 2004, an additional 59,470 shares of Series C Preferred Stock were issued in a final closing of this private placement. The proceeds were approximately $4,631,000 which is net of expenses of approximately $724,000.

In June 2003, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the issuance of a maximum of 5,714,286 shares of the Company’s $0.01 par value common stock at $2.98 per share. The private placement was valid through September 15, 2003, but was extended for an additional 90 days. The total number of shares of common stock issued in this private placement was 1,342,844 shares for which proceeds of approximately $3,774,000 were received, net of expenses of approximately $247,000. During the year ended December 31, 2004, an additional 430,252 shares were issued in this private placement for which proceeds of approximately $1,277,000 were received, which is net of expenses of approximately $3,000.

At various times during the year ended December 31, 2003, certain note holders elected to convert approximately $2,280,000 (in the aggregate) of their notes and accrued interest into common stock at conversion rates ranging between $2.28 and $5.25 per share. The conversions resulted in the issuance of an additional 623,234 shares of common stock. Also during 2003, the Company issued 16,807 shares of its common stock, at $2.98 per share for the assumption of a $50,000 letter of credit in the name of and secured by a shareholder of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15.   Equity transactions (continued)

In July 2002, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the issuance of a maximum of 8,000,000 shares of common stock at $2.28 per share. The private placement was valid through September 21, 2002 but was extended for an additional 135 days. The total number of shares of common stock issued in this private placement during 2002 was 719,106 shares for which proceeds of approximately $1,636,000 were received. The total number of shares of common stock issued in this private placement during 2003 was 1,353,508 shares for which proceeds of approximately $3,084,000 were received.

In March 2002, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the issuance of a maximum of 1,500,000 shares of Series B Preferred Stock at $10 per share. The private placement was valid through June 30, 2002, but was extended for an additional 90 days. The total number of shares of Series B Preferred Stock issued in this private placement was 83,500 shares for which proceeds of approximately $705,000 were received, net of expenses of approximately $130,000.

At various times during the year ended December 31, 2002, certain note holders elected to convert approximately $3,731,000 (in the aggregate) of their notes into common stock at a conversion rate of $2.28. The conversion resulted in the issuance of an additional 1,639,850 shares of common stock.

During 2002, holders of Series A and B Preferred Stock elected to convert 112,250 and 10,000 shares, respectively, of their stock into common stock at conversion rates of $8.75 and $8.23, respectively. The conversion resulted in the issuance of 140,444 shares of common stock.

16.   Forgiveness of debt

During 2004, the Company recorded approximately $2,175,000 related to forgiveness of debt. As of December 31, 2003, the Company had an outstanding capital lease obligation aggregating approximately $238,000. In January 2004, the Company entered into an agreement whereas the Company agreed to pay the sum of $45,000 resulting in a $193,000 forgiveness of debt. In addition, during 2004, the Company recorded approximately $1,982,000 of additional forgiveness of debt primarily related to settlements of network and general obligations.

During 2003, the Company had three outstanding capital lease obligations with lessors, aggregating approximately $1,974,000. During 2003, the Company entered into settlement agreements whereas the Company agreed to pay the sum of $695,000 and agreed to issue 14,286 shares of common stock at $2.28 per share, resulting in approximately $1,247,000 forgiveness of debt. For the year ended December 31, 2003, the Company recorded approximately $3,918,000 of forgiveness of debt, including approximately $2,671,000 of settled accounts payable disputes.

During 2002, the Company had an outstanding capital lease obligation with a lessor, aggregating approximately $1,814,000. In June 2002, the Company entered into a settlement agreement with the lessor whereas the Company agreed to pay the sum of $175,000, and the lessor would receive 166,571 shares of the Company’s common stock at $2.28 per share, resulting in a $1,260,000 forgiveness of debt. The settlement agreement also granted the lessor warrants to purchase 14,286 shares of the Company’s common stock at a purchase price of $.04 per share (See Note 9). For the year ended December 31, 2002, the Company recorded approximately $1,812,000 forgiveness of debt, including approximately $552,000 of settled accounts payable disputes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.   Profit sharing plan

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board. No contributions to the profit sharing plan were made for the years ended December 31, 2004, 2003 and 2002.

18.   Related party transactions

At December 31, 2004 and 2003, the Company had an aggregate of approximately $1,700,000 and $3,400,000 of long-term debt due to stockholders of the  Company. The repayment, conversion terms and interest rates are outlined in Note 10. In addition, the Company had approximately $539,000 and $564,000 of accrued interest outstanding on this related debt as of December 31, 2004 and 2003, respectively. Interest expense related to this debt was approximately $230,000, $416,000 and $680,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

During 2003 and 2002, the Company generated funds from certain investors for the purposes of potential joint ventures and projects. These funds were put into escrow accounts, whereby if the projects are successful, the investors receive additional issuances of stock at the prevailing fair value of the stock or if unsuccessful are to be refunded to these investors. For the years ended December 31, 2004 and 2003, accounts payable and accrued expenses included $0 and $250,000, respectively, of amounts due to investors (see Note 9).

19.   Concentrations

Major Customers

During 2004, two customers of the Company accounted for revenues exceeding 21% in total and at least 5% individually of the Company’s total revenues for 2004. During 2003, eight customers of the Company accounted for revenues exceeding 59% in total and at least 5% individually of the Company’s total revenues for 2003. During 2002, five customers of the Company accounted for revenues exceeding 48% in total and at least 5% individually of the Company’s total revenues for 2002. These customer revenues were all in the traditional voice and VoIP to carrier segments. Revenues earned from these customers were approximately $10,479,000 in 2004, $18,816,000 in 2003 and $12,169,000 in 2002. At December 31, 2004, 2003 and 2002, the amounts owed to the Company by these customers were approximately $1,429,000, $1,004,000 and $474,000, respectively.

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

During 2004, 2003 and 2002, the Company generated approximate revenue from continuing operations from customers in the following countries:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

19.   Concentrations (continued)

	2004	2003	2002

United States	$46,248,000	$31,350,000	$25,132,000
Other	3,310,000	668,000	405,000

	$49,558,000	$32,018,000	$25,537,000

At December 31, 2004 and 2003, the Company had foreign long-lived assets in Pakistan of $115,169 and $229,522, respectively.

Revenues by geographic area are based upon the location of the customers. The foreign long lived assets by geographic area represent those assets physically used in the operations in each geographic area.

20.   Selected quarterly results (unaudited)

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$10,187,664	$16,117,765	$13,023,371	$10,229,173

Operating loss	$(1,101,341)	$(639,021)	$(911,750)	$(2,326,498)

Interest expense, net	$285,131	$538,389	$552,739	$851,801

Forgiveness of debt	$1,819,412	$157,184	$197,934	$—

Net income (loss)	$265,427	$(1,122,493)	$(1,369,749)	$(2,803,457)

Preferred stock dividends	$(19,957)	$(365,961)	$—	$—

Net income (loss) applicable to common
stockholders	$245,470	$(1,488,454)	$(1,369,749)	$(2,803,457)

Basic and diluted net income (loss) per
common share applicable to
common stockholders	$0.02	$(0.09)	$(0.08)	$(0.16)

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$8,919,861	$7,118,713	$7,501,774	$8,478,123

Operating loss	$(1,462,628)	$(1,697,530)	$(1,610,632)	$(1,998,859)

Interest expense, net	$190,856	$231,783	$194,201	$230,056

Forgiveness of debt	$12,206	$1,184,088	$582,739	$2,139,262

Net loss	$(1,825,083)	$(904,620)	$(1,375,532)	$(71,336)

Preferred stock dividends	$(82,015)	$—	$(488,670)	$(64,569)

Net loss applicable to common stockholders	$(1,907,098)	$(904,620)	$(1,864,202)	$(135,905)

Basic and diluted net loss per common share applicable to common stockholders	$(0.14)	$(0.07)	$(0.14)	$(0.01)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

21.   Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has four reportable segments, that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker.

The Company’s segments and their principal activities consist of the following:

Traditional Voice — This segment includes the termination of voice telephony minutes from or to the countries served by the Company, utilizing traditional Time Division Multiplexing (TDM) and “circuit-switched” technology. Typically, this will include interconnection with traditional telecommunications carriers either located internationally or those carriers that interconnect with the Company at its US Points of Presence (POP) and provide service to other destinations.

VoIP (Voice over Internet Protocol) to Carriers — VoIP includes the termination of voice telephony minutes by the internet rather than older circuit-switched technology. This permits far less costly and more rapid interconnection between the Company and international telecommunications carriers.

VoIP (Voice over Internet Protocol) to Consumers and Corporations — Primarily through the Company’s Efonica and Estel joint ventures, the Company provides VoIP services targeted to end-users and corporations. The Company offers services that permit consumers or corporations to originate calls via IP telephones or telephone systems that use the Internet for completion to standard telephone lines anywhere in the world. The Company also provides PC-to-phone service that utilizes the Internet to allow consumers to use their personal computers to place calls to the telephone of their destination party.

Internet, Private Networks & Other — The Company provides Internet connectivity to telecommunications carriers, Internet Service Providers, government entities, and multinational customers via its POPs in the US, India, and through its partners elsewhere. The Company also offers point-to-point private lines, virtual private networking, and call center communications services to customers in its target markets. Lastly, the Company offers the Interview desktop-to-desktop video conferencing service to customers anywhere in the world.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

21.   Segment Information (continued)

Operating segment information for 2004 and 2003 is summarized as follows:

	Year ended December 31, 2004

			VoIP to	Internet,
			Consumers	Managed	Corporate
	Traditional	VoIP to	and	Private Networks	&
	Voice	Carriers	Corporations	& Other	Unallocated	Consolidated

Revenues	$12,063,581	$32,160,011	$2,848,829	$2,485,552		$49,557,973

Cost of revenues (exclusive of depreciation and amortization)	$(10,674,407)	$(28,421,832)	$(2,136,922)	$(1,694,833)		$(42,927,994)

Depreciation and amortization	$(491,185)	$(1,028,281)	$(26,363)	$(91,965)	$(166,390)	$(1,804,184)

Selling, general and administrative	$(1,937,418)	$(3,909,634)	$(595,140)	$(413,702)	$(2,948,511)	$(9,804,405)

Other income (expense)	$1,561,870	$348,621	$600	$(1,758)	$(2,506,210)	$(596,877)

Income (loss) from continuing operations	$522,441	$(851,115)	$91,004	$283,294	$(5,621,111)	$(5,575,487)

Income from discontinued operations	$545,215					$545,215

Net Income (loss)	$1,067,656	$(851,115)	$91,004	$283,294	$(5,621,111)	$(5,030,272)

Assets	$2,074,699	$4,563,839	$547,588	$433,707	$6,042,284	$13,662,117

Capital Expenditures	$137,412	$366,323	$32,450	$28,312	$62,722	$627,219

	Year ended December 31, 2003

			VoIP to	Internet,
			Consumers	Managed	Corporate
	Traditional	VoIP to	and	Private Networks	&
	Voice	Carriers	Corporations	& Other	Unallocated	Consolidated

Revenues	$8,968,278	$21,433,417	$289,652	$1,327,124		$32,018,471

Cost of revenues (exclusive of depreciation and amortization)	$(7,872,773)	$(19,006,635)	$(183,523)	$(792,577)		$(27,855,508)

Depreciation and amortization	$(499,588)	$(1,193,972)	$(16,135)	$(73,929)	$(198,181)	$(1,981,805)

Loss on impairment	$(105,036)	$(251,029)	$(3,392)	$(15,543)		$(375,000)

Selling, general and administrative	$(1,270,598)	$(3,036,621)	$(41,037)	$(188,023)	$(4,039,528)	$(8,575,807)

Other income (expense)	$3,393,272	$526,009	$91,191	$(693,559)	$(932,455)	$2,384,458

Income (loss) from continuing operations	$2,613,555	$(1,528,831)	$136,755	$(436,507)	$(5,170,163)	$(4,385,191)

Income from discontinued operations	$208,620					$208,620

Net Income (loss)	$2,822,175	$(1,528,831)	$136,755	$(436,507)	$(5,170,163)	$(4,176,571)

Assets	$1,518,611	$4,088,569	$350,449	$1,752,244	$3,971,752	$11,681,625

Capital Expenditures	$146,752	$350,726	$4,740	$21,716	$58,215	$582,149

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

21.   Segment Information (continued)

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective revenues. The amounts reflected as Corporate and unallocated represent those expenses that were not appropriate to allocate to each product line.

22.   Subsequent events

As discussed in Note 4, on December 16, 2004, the Company entered into an agreement to acquire 51% of the common stock of a Jamaican company. The closing of this acquisition took place on January 11, 2005.

In January 2005, the Company entered into an agreement to acquire the 49.8% minority interest in one of its joint ventures, Efonica from Karamco, Inc., which was contingent upon the successful completion of the Company’s initial public offering by March 1, 2005. As the Company’s IPO was completed by this date, the Efonica transaction closed on February 18, 2005. The purchase price will be a minimum of $5,500,000 and a maximum of $14,300,000, as adjusted for the approximate $196,000 representing Karamco’s portion of Efonica’s debt owed to the Company as of the closing date and the $500,000 which was paid in cash during February 2005, based upon a multiple of earnings achieved by Efonica during the 12-month period ending February 28, 2006 (4.5 x Efonica’s net income as adjusted for certain intracompany and other expenses). Karamco received cash of $500,000, with the balance paid in shares of common stock. The number of shares issued to Karamco was determined by the $6.45 per share initial price of the common stock at the date of the IPO. On the date of the transaction, approximately $4,400,000 worth of such shares of common stock (675,581 shares) were issued to Karamco and are being held in escrow until the final valuation of the joint venture is determined after the year ending February 28, 2006. In the event that the purchase price would be lower (based upon Efonica’s net income for that one year period) than $10,000,000, the excess of the common shares in escrow will be returned to the Company for cancellation. In the event that the purchase price would be higher than the $10,000,000 (based upon Efonica’s net income), the Company will issue Karamco additional shares of our common stock (based on the IPO price of $6.45 per share), subject to the $14,300,000 maximum. The excess of the purchase price over the book value of the minority interest acquired, based upon the minimum purchase price of approximately $5,500,000, will primarily be allocated to amortizable intangible assets and goodwill in the aggregate of approximately $5,500,000. The Company is currently in process of employing an independent valuation expert to determine the final purchase price allocation.

Out of the shares to be issued to Karamco, the Company has committed to register for resale 150,000 shares of common stock within 60 days of the effective date of the registration statement for the IPO. If the Company does not register such shares, within the 60 day time period, the Company is obligated to purchase the shares from Karamco at the higher of $6.45 which was the IPO price or the average five (5) day bid price prior to the sixtieth day after the effective date of the registration statement. If the sale of the 150,000 shares that are to be registered results in less than $1 million of gross proceeds the Company will purchase additional shares owned by Karamco, at a price equal to the higher of the IPO price or the closing price 30 days after the last sale, so that Karamco receives $1 million in gross proceeds. If the Company purchases additional shares from Karamco they will be returned for cancellation. Karamco is owned by Roger Karam, who became the CEO of Efonica and the Company’s President of VoIP Services upon the effective date.

On February 17, 2005, the Company closed its initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Gross proceeds of the offering were $23,400,000. Total estimated offering costs are approximately $3,000,000 which will result in net proceeds to the Company of $20,400,000.

Upon completion of the IPO, all of our outstanding Series C preferred stock converted into an aggregate of 3,141,838 shares of common stock (there was no beneficial conversion feature associated with this conversion). In addition, the $2.5 million of convertible debt the Company entered into during November 2004, was converted into 651,515 shares of common stock and the Company repaid approximately $1,508,000 in debt and $559,000 in interest payable to certain officers, directors, and investors. Also, as previously discussed, $500,000 was paid in cash and 1,439,643 shares of common stock were issued, of which 675,581 shares are held in escrow.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

22.   Subsequent events (continued)

On March 8, 2005, a new wholly owned subsidiary of the Company, Fusion Turkey, LLC entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve Iletism Hizmetleri San. Tic. A.S. (“LDTS”) from the existing shareholders. LDTS possesses a Type 2 telecommunications license approved by the Turkish Telecom Authority. This license will permit the Company to offer VoIP services under its Efonica brand and other Internet services to corporations and consumers in Turkey. The Company is acquiring the shares for approximately $131,000 cash and the posting of a bank guarantee of $251,000. The transaction is subject to receipt of approval from the Turkish Telecom Authority. The primary net asset acquired is the license which was issued on March 17, 2004 and is valid for 15 years. Consequently, this license will be amortized over the remaining 14 year term.

On March 24, 2005, Kirlin, the Company’s investment banker, has expressed its intent on exercising the over allotment consisting of 480,000 shares of common stock at $6.45 per share and 540,000 redeemable common stock purchase warrants at $0.05 per share. The closing of the transaction is scheduled for March 30, 2005.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	beginning of	charged to	Deductions	Balance at end
	period	expense	from Reserves	of period

Allowance for Doubtful Accounts for the Years Ended:
December 31, 2004(1)	$ 687,490	$ 780,479	$ 409,555	$ 1,058,414
December 31, 2003	517,409	183,735	13,654	687,490
December 31, 2002	972,073	231,088	685,752	517,409
Tax Valuation Account for the Years Ended:
December 31, 2004	$ 23,964,000	$1,718,000	$ —	$25,682,000
December 31, 2003	22,217,000	1,747,000	—	23,964,000
December 31, 2002	19,063,000	3,154,000	—	22,217,000

(1)	Additions charged to expense and balance at end of period include amounts associated with the Company’s equity investment in Estel. This allowance is net against the receivable balance which is included in Investment in Estel on the Company’s consolidated balance sheet.