Form 10-Q
period 2005-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2005-05-16
CIK 1071411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000 -[1]-32421

Fusion Telecommunications International, Inc.
—————————————————————
(Exact name of registrant as specified in its charter)

Delaware	58-2342021
—————————————	————————
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 518, New York New York	10170
————————————————————	—————
(Address of principal executive offices)	(Zip Code)

(212) 972 2000
——————————————————————
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|       No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|       No |X|

The number of shares outstanding of the Registrant's capital stock as of May 11, 2005 is as follows:

Title of each Class	Number of Shares Outstanding
Class A Common Stock, $0.01 par value	17,479,993
Common Stock, $0.01 par value	9,345,788
Redeemable Common Stock Purchase Warrants	7,281,838

Fusion Telecommunications International, Inc. and Subsidiaries

Item 1. FINANCIAL STATEMENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$21,487,802	$4,368,726
Accounts receivable, net of allowance for doubtful accounts of approximately $441,000 and $414,000, in 2005 and 2004, respectively	4,539,079	3,145,535
Restricted cash	92,100	145,000
Prepaid expenses and other current assets	640,363	889,761
Total current assets	26,759,344	8,549,022
Property and equipment, net	3,331,065	3,271,474
Other assets
Security deposits	719,092	902,028
Restricted cash	218,176	235,276
Goodwill	928,671	—
Intangible assets, net	4,690,235	—
Other	133,929	704,317
Total other assets	6,690,103	1,841,621
	$36,780,512	$13,662,117
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Long-term debt, related parties, current portion	$217,589	$1,739,025
Long-term debt, current portion	150,494	2,660,281
Capital lease obligations, current portion	1,146,459	1,131,830
Accounts payable and accrued expenses	9,039,650	10,274,688
Investment in Estel	280,101	140,821
Liabilities of discontinued operations	786,518	1,116,090
Total current liabilities	11,620,811	17,062,735
Long-term liabilities
Capital lease obligations, net of current portion	59,204	156,495
Preferred stock, Series C, subject to mandatory redemption (liquidation preference in the aggregate of approximately $10,932,000 in 2004)	—	9,716,026
Total long-term liabilities	59,204	9,872,521
Minority interests	144,118	16,890
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $.01 par value, authorized 105,000,000 shares, 8,659,003 and 0 shares issued and outstanding in 2005 and 2004, respectively	86,590	—
Common stock, Class A $.01 par value, authorized 21,000,000 shares, 17,479,993 shares issued and outstanding in 2005 and 2004	174,800	174,800
Capital in excess of par value	105,752,700	65,127,291
Accumulated deficit	(81,057,711)	(78,592,120)
Total stockholders’ equity (deficit)	24,956,379	(13,290,029)
	$36,780,512	$13,662,117

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues	$11,929,052	$10,187,664
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	10,997,423	8,709,021
Depreciation and amortization	433,024	437,568
Selling, general and administrative expenses	2,705,407	2,142,416
Operating loss	(2,206,802)	(1,101,341)
Other income (expense)
Interest expense, net	(275,803)	(285,131)
Forgiveness of debt	—	1,819,412
Loss from investment in Estel	(156,915)	(154,880)
Other	—	9,250
Minority interests	(1,071)	(21,883)
	(433,789)	1,366,768
Income (loss) from continuing operations	(2,640,591)	265,427
Discontinued operations:
Income from discontinued operations	175,000	—
Net income (loss)	$(2,465,591)	$265,427
Losses applicable to common stockholders:
Income (loss) from continuing operations	$(2,640,591)	$265,427
Preferred stock dividends	—	(19,957)
Net income (loss) applicable to common stockholders from continuing operations	(2,640,591)	245,470
Income from discontinued operations	175,000	—
Net income (loss) applicable to common stockholders	$(2,465,591)	$245,470

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$0.02
Income from discontinued operations	0.01	—
Basic net income (loss) applicable to common stockholders	$(0.11)	$0.02

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$0.03
Income from discontinued operations	.01	—
Diluted net income (loss) applicable to common stockholders	$(0.11)	$0.03

Basic weighted average shares outstanding	21,288,610	15,393,778
Diluted weighted average shares outstanding	21,288,610	16,823,960

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(2,465,591)	$265,427
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain from sale of assets	—	(9,250)
Depreciation and amortization	433,024	437,568
Bad debt expense	81,000	44,760
Gain on forgiveness of debt	—	(1,819,412)
Gain on discontinued operations	(175,000)	—
Accretion of Series C Preferred Stock	287,115	224,828
Loss from investment in Estel	156,915	154,880
Minority interest	1,071	21,883
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Accounts receivable	(1,355,535)	(989,267)
Prepaid expenses and other current assets	377,885	(137,882)
Other assets	670,391	(1,858)
Accounts payable and accrued expenses	(943,672)	(649,260)
Liabilities of discontinued operations	(154,572)	(32,966)
Net cash used in operating activities	(3,086,969)	(2,490,549)
Cash flows from investing activities
Purchase of property and equipment	(395,024)	(184,043)
Advances to Estel	(71,935)	(62,867)
Purchase of Jamaican joint venture, net of cash acquired	(146,486)	—
Purchase of minority interest in Efonica joint venture, net of cash acquired	(460,419)	—
Return of security deposits	182,936	49,147
Repayments of (payments for) restricted cash	70,000	(185,000)
Net cash used in investing activities	(820,928)	(382,763)
Cash flows from financing activities
Proceeds from sale of common stock, net	23,286,008	187,071
Proceeds from sale of Series C preferred stock, net	—	4,630,626
Proceeds from exercise of stock options	50,250	—
Proceeds from (repayments of) escrow advances	—	(73,000)
Payment of dividends on Preferred C Stock	(664,634)	—
Payments of long-term debt and capital lease obligations	(1,626,691)	(285,042)
Contributions to minority stockholders of joint ventures	(17,960)	(5,418)
Net cash provided by financing activities	21,026,973	4,454,237
Net increase in cash and cash equivalents	17,119,076	1,580,925
Cash and cash equivalents, beginning of period	4,368,726	3,205,645
Cash and cash equivalents, end of period	$21,487,802	$4,786,570

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$541,106	$52,497
Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases	$21,140	$—
Conversion of accounts payable to common stock	$—	$2,070
Note issued in settlement agreement	$—	$150,000
Credits received from sale of property and equipment	$—	$9,250
Conversion of convertible notes payable and related debt offering costs	$2,444,395	$—
Conversion of Series C preferred stock to common stock	$10,003,141	—
Conversion of long-term debt to Series C preferred stock	$—	$176,620
Conversion of escrow advances to Series C preferred stock	$—	$573,195
Stock dividends issued	$—	$573,195
Stock dividends declared	$—	$19,957
Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$433,585	—
Fair value of indentifiable intangible assets	4,690,235	—
Goodwill acquired	928,671	—
Liabilities acquired	(373,268)
Minority interest acquired	(144,118)	—
Common stock issued, net of shares in escrow	(4,928,200)	—
Cash paid for acquisition of joint ventures, net of cash acquired	$(606,905)	—

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the 2004 Form 10-K for Fusion Telecommunications Corporation (the “Company”). These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the year.

During the three months ended March 31, 2005 and 2004, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) was equal to the net income (loss) amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized but is reviewed for impairment on an annual basis. Other intangible assets consist primarily of the trade name and trademarks associated with the Company’s Efonica wholly owned subsidiary. These long-lived assets are not amortized because they have indefinite lives. The remaining intangible asset acquired in the Efonica transaction is a customer list which is being amortized using the straight-line method over the 10 year estimated useful life.

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

Basic and diluted earnings per share and weighted average shares are the same for the three months ended March 31, 2005 as all securities are antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004:

Numerator
Numerator for basic earnings per common share-income applicable to common stockholders	$245,470
Effect of dilutive securities
Accretion on Series C preferred Stock	223,642
Interest expense on convertible notes, net of tax	4,826
Total effect of dilutive securities	228,468
Numerator for diluted earnings per common share	$473,938

Denominator
Denominator for basic earnings per share-weighted average common shares	15,393,778
Effect of dilutive securities
Series C preferred stock	1,256,829
Convertible notes	14,268
Stock options	142,941
Warrants	16,144
Dilutive potential common shares	1,430,182
Denominator for diluted earnings per common share	16,823,960

Basic earnings per common share	$0.02

Diluted earnings per common share	$0.03

Unexercised stock options to purchase 1,577,860 shares of the Company’s common stock as of March 31, 2005 were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share. Unexercised stock options to purchase 436,986 shares of the Company’s common stock as of March 31, 2004 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

Unexercised warrants to purchase 7,568,416 shares of the Company’s common stock as of March 31, 2005 were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share. Unexercised warrants to purchase 121,667 shares of the Company’s common stock as of March 31, 2004 were not included in the computation of diluted earnings per share as the exercise prices of these warrants were greater than the average market price of the common shares.

Nonconverted debt to purchase 14,268 shares of the Company’s common stock as of March 31, 2004 was not included in the computation of diluted earnings per share because the conversion price of the debt was greater than the average market price of the common share. As of March 31, 2005, the Company did not have any convertible debt.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

The Company provides the disclosure only requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. If compensation expense for the Company’s stock option incentive plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income (loss) attributable to common stockholders and net income (loss) per common share would approximate the pro forma amounts below:

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004

Basic net income (loss) applicable to common stockholders, as reported	$(2,465,591)	$245,470
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(131,846)	(164,798)

Basic net income (loss) applicable to common stockholders, pro forma	$(2,597,437)	$80,672

Diluted net income (loss) applicable to common stockholders, as reported	$(2,465,591)	$473,938
Deduct: total stock-based compensation expense under fair value methods for awards, net of related tax effect	(131,846)	(164,287)

Diluted net income (loss) applicable to common stockholders, pro forma	$(2,597,437)	$309,140

Earnings per share:
Basic net income (loss) applicable to common stockholders, as reported	$(0.11)	$0.02

Basic net income (loss) applicable to common stockholders, pro forma	$(0.12)	$0.01

Diluted net income (loss) applicable to common stockholders, as reported	$(0.11)	$0.03

Diluted net income (loss) applicable to common stockhoders, pro forma	$(0.12)	$0.02

The Company calculated the fair value of each common stock option grant on the date of grant using the Black Scholes option pricing model method with the following assumptions: dividend yield of 0%; volatility of 86.0% and 0% during the three months ended March 31, 2005 and 2004, respectively; weighted average option term of four years; average risk free interest rate of 4.05% and 4.08% during the three months ended March 31, 2005 and 2004, respectively. The weighted-average fair value of common stock options granted was $5.54 and $0.00 during the three months ended March 31, 2005 and 2004, respectively.

2. Acquisitions

Jamaica

On December 16, 2004, the Company entered into an agreement to acquire 51% of the common stock of a Jamaican company for $150,000.  This acquisition was completed to establish the Company as a licensed carrier operation in Jamaica providing the Company an entrance into this emerging market. The Jamaican joint venture did not have any results of operations during the first quarter of 2005. The closing of this acquisition took place on January 11, 2005. The following table summarizes the estimated fair values of the assets acquired and the minority interest on January 11, 2005:

Cash	$3,514
Prepaid expenses and other current assets	17,385
Property and equipment, net	25,800
Other assets	100,000
Goodwill	147,419
Minority interest	(144,118)
Total cash paid	$150,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of the assets acquired. The excess of the purchase price over the fair values of the assets acquired was allocated to goodwill.

Efonica

During February 2005, the Company closed on its agreement to acquire the 49.8% minority interest in one of its joint ventures, Efonica from Karamco, Inc. This acquisition was completed to better enable Efonica to serve as the retail VoIP services division of Fusion, offering a full suite of VoIP solutions to customers in Asia, the Middle East, Africa, Latin America and the Caribbean. With 100% control, the Company can better leverage the significant experience and relationships of Efonica. The operating results for the 49.8% minority interest acquired are included in the consolidated statement of operations from the date of acquisition. The proforma effect of this acquisition on the statements of operations for the three months ended March 31, 2005 and 2004 is not material. The purchase price will be a minimum of $5,500,000 and a maximum of $14,300,000, as adjusted for the approximate $196,000 representing Karamco’s portion of Efonica’s debt owed to the Company as of the closing date and the $500,000 which was paid in cash, based upon a multiple of earnings achieved by Efonica during the 12-month period ending February 28, 2006 (4.5 x Efonica’s net income as adjusted for certain intracompany and other expenses). Karamco received cash of $500,000, with the balance paid in shares of common stock. The number of shares issued to Karamco was determined by the $6.45 per share initial price of the common stock at the date of the Company’s IPO. On the date of the transaction, approximately $4,400,000 worth of such shares of common stock (675,581 shares) were issued to Karamco and are being held in escrow until the final valuation of the joint venture is determined after the year ending February 28, 2006. In the event that the purchase price would be lower (based upon Efonica’s net income for that one year period) than $10,000,000, the excess of the common shares in escrow will be returned to the Company for cancellation. In the event that the purchase price would be higher than the $10,000,000 (based upon Efonica’s net income), the Company will issue Karamco additional shares of our common stock (based on the IPO price of $6.45 per share), subject to the $14,300,000 maximum. Karamco is owned by Roger Karam, who became the CEO of Efonica and the Company’s President of VoIP Services upon the effective date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on February 18, 2005:

Cash	$39,581
Accounts Receivable	64,709
Prepaid expenses and other current assets	175,040
Property and equipment, net	50,651
Intangible assets	4,690,235
Goodwill	781,252
Accounts payable, accrued expenses and other	(373,268)
Common stock issued	(4,928,200)
Total cash paid	$500,000

The initial purchase price allocations were based upon an independent appraisal. The intangible assets acquired were allocated $4,402,931 to the Efonica trade name and trademarks and $287,304 was allocated to the customer list. In determining the purchase price allocation, the trademark was determined based upon the income approach through the application of the relief from royalties method and the customer list was determined based upon the income approach through the application of the excess earnings method. The rate used to discount the net cash flows to present values was based upon a weighted average cost of capital of approximately 28%. The allocation of purchase price may be adjusted within one year of the purchase date for changes in estimates of the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

Turkey

On March 8, 2005, a new wholly owned subsidiary of the Company, Fusion Turkey, LLC entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve Iletism Hizmetleri San. Tic. A.S. (“LDTS”) from the existing shareholders. LDTS possesses a Type 2 telecommunications license approved by the Turkish Telecom Authority. This license will permit the Company to offer VoIP services under its Efonica brand and other Internet services to corporations and consumers in Turkey. The Company is acquiring the shares for approximately $300,000 cash and the posting of a bank guarantee of $251,000. The transaction was subject to receipt of approval from the Turkish Telecom Authority which was received during April 2005. The primary net asset acquired was the license which was issued on March 17, 2004 and is valid for 15 years. Consequently, this license will be amortized over the remaining 14-year term. As the transaction had not closed as of March 31, 2005, no activity was recorded in the Consolidated Statement of Operations for the three months ended March 31, 2005.

3.   Discontinued operations

During 2001, management of the Company decided to cease the operations of its domestic retail telecommunication services business lines. In connection with this decision, a liability at December 31, 2004 of approximately $984,000 remained which related to trade payables and accrued expenses. During the quarter ended March 31, 2005, the Company determined that one of the accrued liabilities would be settled for $175,000 less than the amount that was accrued at December 31, 2004, which resulted in a gain on discontinued operations of $175,000.

4. Goodwill and identifiable intangible assets

The changes in the amount of goodwill for the three months ended March 31, 2005 by reporting segment are as follows:

	VoIP to Consumers and Corporations	Internet, Managed Private Networks and Other	Total

Balance as of December 31, 2004	$—	$—	$—
Goodwill for Jamaican acquisition	—	147,419	147,419
Goodwill for purchase of Efonica Minority interest	781,252		781,252
Balance as of March 31, 2005	$781,252	$147,419	$928,671

Identifiable intangible assets as of March 31, 2005 are composed of:

Trademarks	$4,402,931
Customer list	287,304
$4,690,235

These identifiable intangible assets were acquired in connection with the Company's purchase of the 49.8% minority interest in its Efonica joint venture.  The trademarks are not subject to amortization as they have an indefinite life.  Amortization on the customer list will begin in April 2005.  The following table presents estimated amortization expense for each of the following periods:

2005	$21,548
2006	28,730
2007	28,730
2008	28,730
2009	28,730
Thereafter	150,836
$287,304

5.   Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Trade accounts payable	$6,009,331	$5,662,058
Accrued expenses	1,530,031	2,050,175
Interest payable	275,046	814,262
Dividends payable on Series C Preferred Stock	—	664,635
Deferred revenue	1,006,059	971,456
Other	219,183	112,102
	$9,039,650	$10,274,688

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

6. Long-term debt and capital lease obligations

At March 31, 2005 and December 31, 2004 components of long-term debt and capital lease obligations of the Company are comprised of the following:

			March 31, 2005 (unaudited)	December 31, 2004

Convertible notes payable	(a	)	$0	$250,000
Demand notes payable	(b	)	0	898,931
Promissory notes payable	(c	)	150,000	150,000
Demand notes payable	(d	)	0	81,790
Promissory notes payable	(e	)	0	150,000
Promissory notes payable	(f	)	0	25,000
Promissory notes payable	(g	)	0	102,000
Promissory notes payable	(h	)	218,083	233,252
Convertible notes payable	(i	)	0	2,508,333
Capital lease obligations	(j	)	1,205,663	1,288,325
Total long-term debt and capital lease obligations			1,573,746	5,687,631
Less current portion			1,514,542	5,531,136
			$59,204	$156,495

(a) Balance at December 31, 2004 represented two convertible subordinated note agreements. Interest rate was 9.25% at December 31, 2004 payable semi-annually on January 31 and July 31. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

(b) Two officers of the Company entered into various loan agreements with the Company in exchange for demand notes payable. The interest rates ranged from 4.0%-4.75% per annum and were due on demand. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

(c) During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The debt has not been repaid as of March 31, 2005, as the debtor has not complied with the terms of the settlement agreement.

(d) Balance at December 31, 2004 represented promissory notes to three stockholders. The interest rates ranged from 4.75%-12.0% per annum and were due on demand. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

(e) Balance at December 31, 2004 related to various promissory notes. Interest rate was 4.75% per annum. During February 2005 these notes were paid in full upon completion of the Company’s IPO.

(f) Balance at December 31, 2004 represented promissory note which bore interest at 4.5% per annum. Principal and interest were payable in one lump sum on the earlier of 15 days from the completion of an IPO or September 1, 2005. During February 2005, this note was repaid in full upon completion of the Company’s IPO.

(g) Balance at December 31, 2004 represented a loan agreement which bore interest at 15%. During February 2005, the note was repaid in full upon completion of the Company’s IPO.

(h) The balance at March 31, 2005 relates to $217,589 in promissory notes to various stockholders for the purpose of resolving the Company’s capital lease debt service contract with the lessor of the equipment under lease. The notes accrue interest at 8% per annum and are to be paid in equal monthly installments of approximately $500 to $2,000 per month with the outstanding principal due on June 30, 2005. The remaining balance at March 31, 2005, of $494 relates to an equipment lease with a non-related party.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(i) Balance at December 31, 2004 represented two convertible notes which bore interest at 6.5% per annum. In February 2005, these notes were automatically converted into 651,515 common shares (based upon a conversion price of $3.85 per share) upon the completion of the Company’s IPO.

(j) At March 31, 2005 and December 31, 2004, approximately $720,000 of the capital lease obligations were in default and accordingly have been classified as currently due.

7. Series C preferred stock

At December 31, 2004, there were 109,962 shares of the $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding. The holders of the Series C Preferred Stock were entitled to receive cumulative dividends of 8% per share per annum which were payable annually beginning on December 18, 2004 and were payable in cash, unless the Company completed its IPO before December 18, 2004. Since the IPO was not completed until February 2005, the dividends on the Series C Preferred Stock of approximately $665,000 were paid on January 18, 2005. Upon the closing of the Company’s initial public offering during February 2005, the 109,962 outstanding shares of the Series C preferred stock were automatically converted into 3,141,838 shares of the Company’s common stock and 3,141,838 Redeemable Common Stock Purchase Warrants. There was no beneficial conversion feature associated with this conversion.

8.   Equity Transactions

On February 17, 2005, the Company closed its initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Gross proceeds of the offering were approximately $23,300,000. Total estimated offering costs were approximately $3,000,000 which resulted in net proceeds to the Company of $20,400,000. On March 30, 2005 our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. The Company received an additional $2,900,000 in net proceeds from the closing on the over-allotment option.

Subsequent to the IPO, the Company has two classes of outstanding common stock.  The holders of the class A common stock have identical rights and privileges as the regular common stock, except that they will not be able to transfer shares of class A common stock until the first anniversary of the date of the prospectus, which was February 11, 2005.  The class A common stock will automatically convert into the regular common stock on the first anniversary of the date of the prospectus.

Upon completion of the IPO, $2.5 million of convertible debt was converted into 651,515 shares of common stock. In addition, 1,439,643 shares of common stock were issued (of which 675,581 shares are held in escrow) in connection with the Company’s acquisition of the 49.8% minority interest in Efonica (see Note 2 for further discussion). In accordance with SFAS 141, since 675,581 of these shares are held in escrow and this consideration is contingent on specified events in the future, these shares are not reflected as outstanding as of March 31, 2005. In addition, as discussed in Note 7, all outstanding Series C preferred stock was converted into common stock.

During February 2005, one individual exercised stock options which resulted in the issuance of 21,429 shares.

9. Current Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“123R”), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues.  The Company will be required to adopt FAS 123(R) and SAB 107 in the first quarter of fiscal year 2006 at the earliest. We are in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on our overall results of operations or financial position.

10.  Contingencies

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

In April 2003, a former customer of the Company brought an action against the Company for recovery of preferential transfers and other claims under the Bankruptcy Code. The suit, brought in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division, seeks damages in the amount of approximately $335,000. The Company filed a Proof of Claim with the Court in the amount of approximately $85,000 for amounts that were due the Company at the time this customer filed for bankruptcy. In March 2005, the Company settled this matter for $5,500 and the Company agreed to waive its Proof of Claim in the amount of approximately $85,000. The Company is in the process of executing the formal settlement agreement.

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

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

11.   Segment Information

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

VoIP (Voice over Internet Protocol) to Consumers and Corporations — Primarily through the Company’s Efonica  subsidiary and Estel joint venture, the Company provides VoIP services targeted to end-users and corporations. The Company offers services that permit consumers or corporations to originate calls via IP telephones or telephone systems that use the Internet for completion to standard telephone lines anywhere in the world. The Company also provides PC-to-phone service that utilizes the Internet to allow consumers to use their personal computers to place calls to the telephone of their destination party.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

Operating segment information for the three months ended March 31, 2005 and 2004 is summarized as follows:

March 31, 2005			VoIP to	Internet, Managed
			Consumers	Private
	Traditional Voice	VoIP to Carriers	and Corporations	Networks & Other	Corporate & Unallocated	Consolidated

Net revenues	$2,850,159	$7,279,039	$1,109,889	$689,965	$--	$11,929,052

Cost of revenues (exclusive of depreciation and amortization)	$(2,803,298)	$(6,902,887)	$(854,573)	$(436,665)	$--	$(10,997,423)

Depreciation and amortization	$(102,392)	$(260,740)	$(7,659)	$(22,593)	$(39,640)	$(433,024)

Selling, general and administrative	$(426,377)	$(987,690)	$(206,887)	$(106,646)	$(977,807)	$(2,705,407)

Other income (expense)	$(155,621)	$(204,859)	$(39,490)	$(33,819)	$-	$(433,789)

Income (loss) from continuing operations	$(637,529)	$(1,077,137)	$1,280	$90,242	$(1,017,447)	$(2,640,591)

Income from discontinued operations	$175,000	$--	$--	$--	$--	$175,000

Net income (loss)	$(462,529)	$(1,077,137)	$1,280	$90,242	$(1,017,447)	$(2,465,591)

Capital Expenditures	$84,943	$216,938	$33,078	$20,563	$39,502	$395,024

March 31, 2004			VoIP to	Internet, Managed
			Consumers	Private
	Traditional Voice	VoIP to Carriers	and Corporations	Networks & Other	Corporate & Unallocated	Consolidated

Net Revenues	$2,368,660	$6,915,570	$284,711	$618,723	$--	$10,187,664

Cost of revenues (exclusive of depreciation and amortization)	$(2,063,084)	$(6,055,813)	$(178,772)	$(411,352)	$--	$(8,709,021)

Depreciation and amortization	$(117,272)	$(246,422)	$(4,742)	$(28,791)	$(40,341)	$(437,568)

Selling, general and administrative	$(405,320)	$(808,398)	$(75,726)	$(111,834)	$(741,138)	$(2,142,416)

Other income (expense)	$1,298,762	$348,877	$848	$7,183	$(288,902)	$1,366,768

Net income (loss)	$1,081,746	$153,814	$26,319	$73,929	$(1,070,381)	$265,427

Capital expenditures	$38,511	$112,439	$4,629	$10,060	$18,404	$184,043

Assets

March 31, 2005	$2,176,743	$5,381,790	$5,702,071	$873,601	$22,646,307	$36,780,512

December 31, 2004	$2,074,700	$4,563,839	$547,588	$433,707	$6,042,283	$13,662,117

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective revenues. The amounts reflected as Corporate and unallocated represent those expenses that were not appropriate to allocate to each product line.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table summerizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2004	2005
Revenues	10,187,664	$11, 929,052
Operating Expenses:
Cost of Revenues	8,709,021	10,997,423
Depreciation and amortization	437,568	433,024
Selling, general and administrative	2,142,416	2,705,407
Operating loss	(1,101,341)	(2,206,802)

Other income (expense)
Interest expense, net	(285,131)	(275,803)
Forgiveness of debt	1,819,412	—
Loss on equity investment	(154,880)	(156,915)
Other income	9,250	—
Minority interests	(21,883)	(1,071)
	1,366,768	(433,789)

Income (loss) from continuing operations	265,427	(2,640,591)
Income from discontinued operations	—	175,000
Net income (loss)	$265,427	$(2,465,591)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2005
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	85.5%	92.2%
Depreciation and amortization	4.3%	3.6%
Selling, general and administrative	21.0%	22.7%
Operating loss	-10.8%	-18.5%

Other income (expense)
Interest expense, net	-2.8%	-2.3%
Forgiveness of debt	17.8%	0.0%
Loss on equity investment	-1.5%	-1.3%
Other income	0.1%	0.0%
Minority interests	-0.2%	0.0%
	13.4%	-3.6%
Income (loss) from continuing operations	2.6%	-22.1%
Income from discontinued operations	0.0%	1.4%
Net Income (loss)	2.6%	-20.7%

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

In 2002, we established Efonica F-Z, LLC as a retail services company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding enhance this value-added offering. We expect to add these features by the end of the year. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica.

Our increased focus on VoIP services to Enterprise customers resulted in a growing upward trend for this product segment.  During the first quarter 2005, VoIP services to consumers and corporations accounted for 9.3% of our total consolidated  revenue compared to 2.8% in the first quarter 2004.

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

Fusion Telecommunications International
Terminating Revenue by Geographic Region
On-Net Versus Off-Net

					Consolidated
					Terminating	Consolidated	Total
			Middle		On-Net	Off-Net	Consolidated
Year	Caribbean	Asia	East	Africa	Revenue	Revenue	Revenue

Quarter ended March 31, 2005	$447,789	$1,190,887	$513,737	$13,342	$2,165,755	$9,763,297	$11,929,052
	3.8%	10.0%	4.3%	0.1%	18.2%	81.8%
Quarter ended March 31, 2004	$26,469	$2,522,570	$1,511,239	$76,990	$4,137,268	$6,050,396	$10,187,664
	0.3%	24.8%	14.8%	0.8%	40.7%	59.3%

Regional percentages are calculated based on Total Consolidated Revenue.

OPERATING EXPENSES

Our operating expenses are categorized as cost of revenues, depreciation and amortization, loss on impairment, and selling, general and administrative expenses.

Cost of revenues includes costs incurred with the operation of our leased network facilities, and the purchase of voice termination and Internet protocol services from other telecommunications carriers and Internet service providers. We continue to work to lower the variable component of the cost of revenue through the use of least cost routing, and continual negotiation of usage-based and fixed costs with domestic and international service providers.

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

COMPANY HIGHLIGHTS

The following summary of significant events during the three months ended March 31, 2005 highlights the accomplishments and events that have influenced our performance during that time period.

•
Capital fund-raising—In February 2005, we closed on our initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $.05 per warrant. Net proceeds of the offering were approximately $20.4 million. On March 30, 2005 our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2.9 million in net proceeds from the closing on the over-allotment option.

•	Debt Reduction— Upon completion of our IPO we repaid approximately $1.5 million in outsanding debt. In addition, $2.5 million of convertible debt was converted into 651,515 shares of common stock.

•	Conversion of Series C preferred stock - The $10.0 million liability related to the 109,962 shares of outstanding Series C preferred stock was converted into equity (3,141,997 shares of common stock).

•	Revenue Growth—Revenue grew 17.1% in the first quarter 2005 over the first quarter 2004.

•
Purchase of a Jamaica Entity—In January 2005, we concluded the purchase of a 51.0% interest in Convergent Technologies, which has international and domestic license agreements with the Jamacian government.

•	Purchase of Efonica—In February 2005, we acquired the remaining 49.8% interest in our Efonica joint venture.

•	Turkey Purchase Agreement—Entered into a stock purchase agreement with an entity in Turkey to acquire 75% of the shares from the existing Shareholders.

The information in our period-to-period comparisons below represents only our results from continuing operations.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues

Consolidated revenues increased $1.7 million or 17.1% to approximately $11.9 million in the three months ended March 31, 2005 compared to $10.2 million in the three months ended March 31, 2004. Revenues for VoIP services to consumers and corporations represented $0.8 million or 47.4% of the consolidated revenue growth, increasing from $0.3 million in the first quarter 2004 to $1.1 million in the first quarter 2005, mainly due to the growth of Efonica.

VoIP services sold to carriers increased $0.4 million or 5.2% in the first quarter of 2005 versus the first quarter of 2004. This increase represented 27.6% of the consolidated revenue growth for the quarter. During the first quarter of 2005, VoIP services sold to carriers continued to have limited growth due to the technical difficulties associated with the migration to the new Softswitch, however a significant portion of these issues have now been addressed and revenues are again trending upward. Additionally, Traditional Voices services sold to carriers increased $0.5 million or 20.3% in the first quarter of 2005 versus the first quarter of 2004. This increase represented 27.7% of the consolidated revenue growth.

Revenues from our Internet, Private Network & Other Services represented the remaining $0.1 million of the growth, increasing 11.5% from $0.6 million in the first quarter 2004 to $0.7 million in the first quarter 2005. Growth in this area was primarily due to the addition of new corporate customers in the latter part of 2004.

Cost of Revenues

Consolidated cost of revenues increased $2.3 million or 26.3% to $11.0 million in the first quarter of 2005 from $8.7 million in the first quarter of 2004. $1.6 million of this increase was attributable to an increase in voice services to carriers, of which $0.9 million was an increase in VoIP services cost of revenues to carriers, and $0.7 million was an increase in cost of Traditional Voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations grew $0.7 million in the first quarter 2005, from $0.2 million to $0.9 million, due primarily to the rapid growth in that revenue base. Cost of revenues for Internet, Private Network & Other remained flat at $0.4 million for both quarters.

Consolidated gross margin decreased $0.5 million for the first quarter 2005 over the first quarter 2004. Gross margin for total Voice services to carriers decreased by $0.8 million, but was partially offset by an improvement in the gross margin for VoIP services to consumers and corporations of $0.2 million and an improvement in gross margin for Internet, Private Networks and Other of $0.1 million.

The decline in gross margin for Voice services to carriers was primarily related to the technical difficulties associated with the migration to the Softswitch technology, which adversely impacted our ability to route traffic to the least cost provider. Price pressure sensitivity associated with some of our on-net routes negatively impacted the margin as well.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization remained consistent at $0.4 million during the quarter ended March 31, 2005 and 2004. This is attributed to increased depreciation resulting from assets added during 2004 and the first quarter of 2005 including the new SoftSwitch net with certain assets becoming fully depreciated during 2004 and the first quarter of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.6 million or 26.3% to $2.7 million during the three months ended March 31, 2005 from $2.1 million during the three months ended March 31, 2004. This increase is primarily attributed to increased salaries and benefits, as more personnel are required to support our growth. In addition, also increasing as a result of growth are our legal and professional fees, advertising/marketing expenses and bad debt expense. As a percentage of revenues, selling, general and administrative expenses increased from 21.0% during 2004 to 22.7% during 2005. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenue will begin to decline.

Operating Loss. Our operating loss increased $1.1 million or 100.4% to a loss of $2.2 million during the three months ended March 31, 2005 from a loss of $1.1 million during the three months ended March 31, 2004. The increase in operating loss was primarily attributable to both the decrease in gross margin and the increase in selling, general and administrative expenses associated with infrastructure growth.

Other Income (Expense). Total other income (expense) changed from other income of approximately $1.4 million during the three months ended March 31, 2004 to other expense of $0.4 million during the three months ended March 31, 2005. Interest expense remained fairly consistent at $0.3 million during the two periods. The 2004 period included accretion of $0.2 million (in accordance with SFAS 150) representing a full quarter of accretion on only a portion of the Series C convertible preferred stock. This is due to the second tranche of the Series C preferred stock closing at the end of the first quarter of 2004 so accretion did not begin until April of 2004. In contrast the 2005 period included accretion of $0.3 million on all the issued and outstanding Series C preferred stock, however, such stock was only outstanding for half of the quarter as all Series C preferred stock was converted to common stock in connection with the IPO. Consequently, we only recognized accretion expense for the period that the preferred stock was outstanding as all accretion ceased when the preferred stock converted to common stock. Also contributing to the 2005 interest expense is a reduction resulting from the reduction of average outstanding debt. Gain on debt forgiveness decreased in 2005 by $1.8 million to $0.0 from $1.8 million during 2004. The 2004 gain on debt forgiveness was attributed to $0.2 million of settlements of capital lease obligations, $0.1 million of settlements of general obligations and $1.5 million of settlements of network obligations. The loss from investment in Estel remained consistent at approximately $0.2 million during the two periods. Minority interest due from joint venture partners changed from a $22,000 loss during 2004 to a $1,000 loss during 2005.

Net Loss. The primary factors impacting our net loss for the three months ended March 31, 2005 was a decrease in gross margin, an increase in selling, general and administrative, and the reduction in forgiveness of debt (was $1.8 million during the three months ended March 31, 2004 in comparison to 0 during the three months ended March 31, 2005).

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we have not generated positive cash flows from operations. As of March 31, 2005, we had an accumulated deficit of approximately $81.1 million. During February 2005, we closed on our initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Net proceeds of the offering were approximately $20.4 million. On March 30, 2005 our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2.9 million in net proceeds from the closing on the over-allotment option. As a result of this offering, we have total stockholders’ equity at March 31, 2005 of approximately $25.0 million. In addition, as a result of the offering, we converted $2.5 million of convertible debt into 651,515 shares of common stock and we repaid approximately $1.5 million in outstanding debt and $0.6 million of accrued interest. In addition, 109,962 shares of outstanding Series C preferred stock was converted into 3,141,997 shares of common stock.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2005	2004

Cash used in operating activities	$(3,086,969)	$(2,490,549)
Cash used in investing activities	(820,928)	(382,763)
Cash provided by financing activities	21,026,973	4,454,237

Increase in cash and cash equivalents	17,119,076	1,580,925
Cash and cash equivalents, beginning of period	4,368,726	3,205,645

Cash and cash equivalents, end of period	$21,487,802	$4,786,570

Our cash flow results have historically been and continue to be impacted by the costs associated with implementing the new corporate strategy focusing our resources on VoIP and the emerging international markets, as we completed our exit from the more highly competitive, infrastructure dependent business that previously characterized us. During the first quarter of 2005, we largely completed the transition and integration to the Softswitch. Therefore, we have only recently completed the deployment of our packet-based network infrastructure. Because certain of our costs are fixed, we would expect that as our revenues increase, total expenses will represent a smaller percentage of our revenues.

Source of Liquidity

As of March 31, 2005, as a result of our recent IPO, we had cash and cash equivalents of approximately $21.5 million. In addition, as of March 31, 2005, we had approximately $0.3 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through March 31, 2005, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our February 2005 IPO and prior to 2005, the private placement of approximately $52.2 million of equity securities and $21.6 million from the issuance of notes. In addition, since inception we have financed the acquisition of $6.8 million of fixed assets through capital leases.

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

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from interest and principal payments relating to our capital lease obligations, capital expenditures, working capital requirements as may be needed to support the growth of our business, and any additional funds that may be required for business expansion opportunities.

Our cash capital expenditures were approximately $0.4 million and $0.2 million during the three months ended March 31, 2005 and 2004, respectively. We expect our cash capital expenditures to be approximately $4.0 million for the year ending December 31, 2005. The 2005 estimated capital expenditures include network expansion, purchase of additional software for expanded product offerings, new international deployments and customer premise equipment.

Cash used in operations was approximately $3.1 million and $2.5 million during the three months ended March 31, 2005 and 2004, respectively. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. The increase in cash used in operations during the three months ended March 31, 2005 is primarily attributed to the net loss of approximately $2.5 million during the three months ended March 31, 2005 in comparison to income of approximately $0.3 million during the three months ended March 31, 2004 (this income is attributed to the $1.8 million of forgiveness of debt during the quarter). The transition to the SoftSwitch has contributed to the net loss during the first quarter of 2005. We believe the transition issues are largely behind us and expect improved financial results in the future.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

We intend to fund corporate overhead, including management salaries from the working capital that we have raised from our IPO.

Debt Service Requirements

As a result of our IPO, we repaid a majority of our outstanding debt and converted $2.5 million in convertible notes payable to common stock . In addition, approximately $10.0 million of our Series C Convertible Preferred Stock was converted into common stock. As a result, at March 31, 2005, our debt balance decreased significantly to approximately $1.6 million comprised primarily of $1.2 million in capital leases. All of this debt, other than $0.1 million is due during the 12 months ending March 31, 2006. We expect our interest expense to decrease significantly during 2005 due to the following factors:

1.
During the year ended December 31, 2004, we recorded $1.7 million of accretion to interest expense related to our Series C Preferred Stock. This Series C Preferred Stock was converted to common stock during February 2005 and consequently, accretion ceased on this date. Accretion expense during the three months ended March 31, 2005 was only $0.3 million. Although the accretion represented a non cash charge to interest expense during 2004 and the first quarter 2005, approximately $0.7 million in cash dividends were paid during January 2005 in connection with the Series C Preferred Stock.

2.
As discussed above, subsequent to the IPO, we repaid approximately $1.5 million of debt and $2.5 million in debt was converted into equity. This reduction in our debt balances during February 2005 is expected to result in a significant reduction in our cash interest expense in the future.

Capital Instruments

As of March 31, 2005, the only outstanding stock we had is our two classes of Common Stock.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Fixed revenue is earned from monthly recurring services provided to the customer that are fixed and recurring in nature, and are contracted for over a specified period of time. The initial start of revenue recognition is after the provisioning, testing and acceptance of the service by the customer. The charges continue to bill until the expiration of the contract, or until cancellation of the service by the customer. Additionally, the majority of our VoIP services to consumers are prepaid. The revenue received from the prepayments that is related to VoIP termination services in the current month is booked to the current month’s revenue, and the remainder of the prepayments are booked to deferred revenue, until usage occurs.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board “FASB”) issued SFAS No. 123 (revised 2004) (“123R”), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues.  We will be required to adopt FAS 123(R) and SAB 107 in the first quarter of fiscal year 2006 at the earliest. We are in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on our overall results of operations or financial position.

Inflation

We do not believe inflation has a significant effect on our operations at this time.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond our control, including, but not limited to, uncertainty of financial estimates and projections, the competitive environment for Internet telephony, our limited operating history, changes of rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, legislation that may affect the Internet telephony industry, rapid technological changes, as well as other risks referenced from time to time in our filings with the Securities and Exchange Commission, and, accordingly, there can be no assurance with regard to such statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At March 31, 2005, the majority of our cash balances were held primarily in the form of a short-term highly liquid investment grade money market fund in a major financial institution. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At March 31, 2005, we were not subject to interest rate risk as all of our current debt at March 31, 2005 is at fixed interest rates. During the first quarter of 2005, we did not conduct our business in currencies other than the United States dollar. The reporting currency for our financial statements has been the United States dollar and the functional currency for both of our respective subsidiaries had been the U.S. dollar. However, in the near future, in connection with our Joint Ventures in Jamaica and Turkey, we likely will be conducting a percentage of our business in other foreign currencies that could have an adverse impact on our future results of operations. In addition, we might enter into other foreign joint ventures in the future which might conduct business in other foreign currencies that could have an adverse impact on our future results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Vice President of Finance concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Fusion Telecommunications International, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 6, 2005. At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement dated April 7, 2005:

(1) Election of Directors:

Nominee	For	Withheld
Marvin S. Rosen	17,565,933	17,044
Raymond E. Mabus	17,563,633	19,344
Mathew D. Rosen	17,565,933	17,044
Philip D. Turits	17,565,933	17,044
E. Alan Brumberger	17,564,133	18,844
Julius Erving	17,561,833	21,844
Michael J. Del Giudice	17,563,133	19,844
Evelyn Langlieb Greer	17,563,433	19,544
Fred P. Hochberg	17,565,633	17,344
Manuel D. Medina	17,563,433	19,544
Dennis Mehiel	17,563,633	19,344
Paul C. O'Brien	17,565,933	17,044

(2) The ratification of the appointment by the Audit Committee of the Board of Directors of Rothstein, Kass & Company, P.C., as independent auditors for the year ending December 31, 2005:

For	Against	Abstain
17,551,133	21,100	10,744

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: May 16, 2005	By:	/s/ Marvin S. Rosen
Marvin S. Rosen
Chairman of the Board and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Barbara Hughes
Barbara Hughes
Vice President of Finance and Principal Accounting and Financial Officer