Form 10-Q
period 2005-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2005-08-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000 -32421

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

(212) 972-2000
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

Yes |X|       No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|       No |X|

The number of shares outstanding of the Registrant's capital stock as of August 12, 2005 is as follows:

Title of each Class	Number of Shares Outstanding
Class A Common Stock, $0.01 par value	15,749,391
Common Stock, $0.01 par value	11,104,962
Redeemable Common Stock Purchase Warrants	7,281,838

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Item 1. FINANCIAL STATEMENTS
PART 1 - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,963,928	$4,368,726
Accounts receivable, net of allowance for doubtful accounts of approximately $411,000 and $414,000, in 2005 and 2004, respectively	5,344,964	3,145,535
Restricted cash	75,000	145,000
Prepaid expenses and other current assets	414,930	889,761
Total current assets	23,798,822	8,549,022
Property and equipment, net	3,626,643	3,271,474
Other assets
Security deposits	726,517	902,028
Restricted cash	218,176	235,276
Goodwill	761,143	—
Intangible assets, net	4,873,130	—
Other	651,503	704,317
Total other assets	7,230,469	1,841,621
	$34,655,934	$13,662,117
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Long-term debt, related parties, current portion	$—	$1,739,025
Long-term debt, current portion	150,000	2,660,281
Capital lease obligations, current portion	1,092,490	1,131,830
Accounts payable and accrued expenses	8,686,741	10,274,688
Investment in Estel	525,883	140,821
Liabilities of discontinued operations	786,303	1,116,090
Total current liabilities	11,241,417	17,062,735
Long-term liabilities
Capital lease obligations, net of current portion	40,837	156,495
Preferred stock, Series C, subject to mandatory redemption (liquidation preference in the aggregate of approximately $10,932,000 in 2004)	—	9,716,026
Total long-term liabilities	40,837	9,872,521
Minority interests	194,963	16,890
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $.01 par value, 105,000,000 shares authorized, 11,104,962 and 0 shares issued, and 10,429,381 and 0 shares outstanding in 2005 and 2004, respectively	104,294	—
Common stock, Class A $.01 par value, 21,000,000 shares authorized, 15,749,391 and 17,479,993 shares issued and outstanding in 2005 and 2004, respectively	157,494	174,800
Capital in excess of par value	105,875,521	65,127,291
Accumulated deficit	(82,958,592)	(78,592,120)
Total stockholders’ equity (deficit)	23,178,717	(13,290,029)
	$34,655,934	$13,662,117

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$19,259,891	$16,117,765	$31,188,943	$26,305,429
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	17,703,991	14,001,283	28,701,414	22,710,304
Depreciation and amortization	436,387	441,828	869,411	879,396
Selling, general and administrative expenses	3,029,680	2,313,675	5,735,087	4,456,091
Total operating expenses	21,170,058	16,756,786	35,305,912	28,045,791

Operating loss	(1,910,167)	(639,021)	(4,116,969)	(1,740,362)

Other income (expense)
Interest income (expense), net	91,380	(538,388)	(184,423)	(823,519)
Forgiveness of debt	5,340	157,183	5,340	1,976,595
Loss from investment in Estel	(142,545)	(164,030)	(299,460)	(318,910)
Other	5,956	8,500	5,956	17,750
Minority interests	49,155	53,264	48,084	31,381
Total other income (expense)	9,286	(483,471)	(424,503)	883,297

Loss from continuing operations	(1,900,881)	(1,122,492)	(4,541,472)	(857,065)
Discontinued operations:
Income from discontinued operations	-	-	175,000	-
Net loss	$(1,900,881)	$(1,122,492)	$(4,366,472)	$(857,065)
Losses applicable to common stockholders:
Loss from continuing operations	$(1,900,881)	$(1,122,492)	$(4,541,472)	$(857,065)
Preferred stock dividends	-	(365,961)	-	(385,918)
Net loss applicable to common stockholders from continuing operations	(1,900,881)	(1,488,453)	(4,541,472)	(1,242,983)
Income from discontinued operations	-	-	175,000	-
Net loss applicable to common stockholders	$(1,900,881)	$(1,488,453)	$(4,366,472)	$(1,242,983)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.07)	$(0.09)	$(0.19)	$(0.08)
Income from discontinued operations	-	-	0.01	-
Net loss applicable to common stockholders	$(0.07)	$(0.09)	$(0.18)	$(0.08)
Weighted average shares outstanding
Basic and diluted	26,146,204	16,542,010	23,730,789	15,967,983

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(4,366,472)	$(857,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of assets	-	(17,750)
Depreciation and amortization	869,411	879,396
Bad debt expense	177,000	124,439
Gain on forgiveness of debt	(5,340)	(1,976,595)
Gain on discontinued operations	(175,000)	-
Accretion of Series C Preferred Stock	287,115	687,389
Loss from investment in Estel	299,460	318,910
Minority interests	(48,084)	(31,381)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(2,180,712)	(2,565,160)
Prepaid expenses and other current assets	655,197	(155,201)
Other assets	(285,376)	11,514
Accounts payable and accrued expenses	(1,295,101)	(392,578)
Liabilities of discontinued operations	(154,787)	(25,067)
Net cash used in operating activities	(6,222,689)	(3,999,149)
Cash flows from investing activities:
Purchase of property and equipment	(1,064,825)	(739,479)
Advances to Estel	(127,784)	(123,833)
Payments from Estel	82,378	-
Purchase of Jamaican joint venture, net of cash acquired	(146,486)	-
Purchase of minority interest in Efonica joint venture, net of cash acquired	(480,555)	-
Purchase of Turkey joint venture, net of cash acquired	(76,528)	-
Return of security deposits	175,511	89,497
Repayments of (payments for) restricted cash	87,100	(120,000)
Net cash used in investing activities	(1,551,189)	(893,815)
Cash flows from financing activities
Proceeds from sale of common stock and warrants, net	23,888,097	1,277,070
Proceeds from sale of Series C preferred stock, net	-	4,628,962
Proceeds from exercise of stock options	50,250	-
Proceeds from exercise of warrants	85,144	-
Repayments of escrow advances	-	(73,330)
Proceeds from long-term debt	-	600,000
Payment of dividends on Series C preferred stock	(664,634)	-
Payments of long-term debt and capital lease obligations	(1,971,816)	(788,071)
Contributions from (to) minority stockholders of joint ventures	(17,961)	59,578
Net cash provided by financing activities	21,369,080	5,704,209
Net increase in cash and cash equivalents	13,595,202	811,245
Cash and cash equivalents, beginning of period	4,368,726	3,205,645
Cash and cash equivalents, end of period	$17,963,928	$4,016,890

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$602,717	$114,582
Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases	$75,354	$—
Conversion of accounts payable to common stock	$—	$2,070
Note issued in settlement agreement	$—	$150,000
Credits received from sale of property and equipment	$—	$9,250
Conversion of convertible notes payable and related debt offering costs	$2,444,395	$—
Conversion of Series C preferred stock to common stock	$10,003,141	$—
Conversion of prepaid offering costs to additional paid in capital	$614,008	$—
Conversion of long-term debt to Series C preferred stock	$—	$585,360
Issuance of restricted stock for consulting services	$50,000	$—
Conversion of escrow advances to Series C preferred stock	$—	$176,620
Stock dividends issued	$—	$573,195
Stock dividends declared	$—	$385,918
Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$614,284	$—
Fair value of indentifiable intangible assets	4,877,900	—
Goodwill acquired	761,143	—
Liabilities acquired	(377,440)	—
Minority interest acquired	(244,118)	—
Common stock issued excluding shares in escrow	(4,928,200)	—
Cash paid for acquisition of joint ventures, net of cash acquired	$703,569	$—

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the 2004 Form 10-K for Fusion Telecommunications International, Inc. (the “Company”). These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the year.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized but is reviewed for impairment on an annual basis. Other intangible assets consist primarily of the trade name and trademarks associated with the Company’s wholly-owned subsidiary, Efonica FZ, LLC (“Efonica”). These long-lived assets are not amortized because they have indefinite lives. The remaining intangible asset acquired in the Efonica transaction is a customer list, which is being amortized using the straight-line method over the 10 year estimated useful life.

Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company.

Basic and diluted loss per share and weighted average shares are the same for the three and six months ended June 30, 2005 and 2004, as all securities are anti-dilutive.

Unexercised stock options to purchase 1,581,290 and 631,486 shares of the Company’s common stock as of June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 7,539,845 and 286,578 shares of the Company’s common stock as of June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Non-converted debt to purchase 10,714 shares of the Company’s common stock as of June 30, 2004, was not included in the computation of diluted earnings per share because the conversion of the debt would be anti-dilutive to earnings per share. Had the debt been converted, interest expense would have been reduced by approximately $10,000 during the six months ended June 30, 2004. As of June 30, 2005, the Company did not have any outstanding convertible debt.

Stock-Based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

If compensation expense for the Company’s stock option incentive plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(1,900,881)	$(1,488,453)	$(4,366,472)	$(1,242,983)
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(152,218)	(204,367)	(284,064)	(369,165)
Net loss applicable to common stockholders, pro forma	$(2,053,099)	$(1,692,820)	$(4,650,536)	$(1,612,148)
Loss per share:
Basic and diluted loss applicable to common stockholders, as reported	$(0.07)	$(0.09)	$(0.18)	$(0.08)
Basic and diluted loss applicable to common stockholders, pro forma	$(0.08)	$(0.10)	$(0.20)	$(0.10)

When the Company adopts SFAS 123(R), currently scheduled for the beginning of 2006, the Company will include the expense associated with share-based payments issued to employees in its Consolidated Statements of Operations. The Company has not yet completed its assessment of which valuation model or transition option to select. See further discussion of SFAS 123 (R) in Note 9.

2. Acquisitions

Jamaica

On December 16, 2004, the Company entered into an agreement to acquire 51% of the common stock of a Jamaican company for $150,000. This acquisition was completed to establish the Company as a licensed carrier operation in Jamaica providing the Company an entrance into this emerging market. The Jamaican joint venture did not have any results of operations until the second quarter of 2005. The closing of this acquisition took place on January 11, 2005. The following table summarizes the estimated fair values of the assets acquired and the minority interest on January 11, 2005:

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

Efonica

During February 2005, the Company closed on its agreement to acquire the 49.8% minority interest in one of its joint ventures, Efonica from Karamco, Inc. This acquisition was completed to better enable Efonica to serve as the retail VoIP services division of Fusion, offering a full suite of VoIP solutions to customers in Asia, the Middle East, Africa, Latin America and the Caribbean. With 100% control, the Company can better leverage the significant experience and relationships of Efonica. The operating results for the 49.8% minority interest acquired are included in the consolidated statement of operations from the date of acquisition. The proforma effect of this acquisition on the statements of operations for the six months ended June 30, 2005, is not material. The proforma effect for the six months ended June 30, 2004, results in a reduction to minority interest of $56,845 and consequently, an increase in net loss of $56,845. The purchase price will be a minimum of $5,500,000 and a maximum of $14,300,000, as adjusted for the approximate $196,000 representing Karamco’s portion of Efonica’s debt owed to the Company as of the closing date and the $500,000 which was paid in cash during February 2005, based upon a multiple of earnings achieved by Efonica during the 12-month period ending February 28, 2006 (4.5 x Efonica’s net income as adjusted for certain intracompany and other expenses). Karamco received cash of $500,000, with the balance paid in shares of common stock. The number of shares issued to Karamco was determined by the $6.45 per share initial price of the common stock at the date of the Company’s IPO. On the date of the transaction, approximately $4,400,000 worth of such shares of common stock (675,581 shares) were issued to Karamco and are being held in escrow until the final valuation of the joint venture is determined after the year ending February 28, 2006. In the event that the purchase price would be lower (based upon Efonica’s net income for that one year period) than $10,000,000, the excess of the common shares in escrow will be returned to the Company for cancellation. In the event that the purchase price would be higher than the $10,000,000 (based upon Efonica’s net income), the Company will issue Karamco additional shares of our common stock (based on the IPO price of $6.45 per share), subject to the $14,300,000 maximum.

Out of the shares issued to Karamco in June 2005, the Company registered for resale 150,000 shares of common stock. The Company was obligated to repurchase the shares from Karamco at the higher of the IPO price or the average five (5) day bid price prior to the sixtieth day after February 11, 2005 (“IPO Prospectus Date”). Karamco may not sell more than $967,500 of stock during the one-year period following the IPO Prospectus Date. If the sale of the 150,000 shares that are to be registered results in less than $967,500 of gross proceeds the Company must pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the registered shares and $967,500 (the “Difference Payment”). The Company has paid Karamco $325,000 towards the Difference Payment, which is included in other assets in the June 30, 2005, Consolidated Balance Sheet. In the event the Difference Payment owed is less than $325,000, Karamco shall immediately reimburse the Company for such excess. Karamco’s obligation to reimburse the Company for any excess is secured by an escrow of 50,387 shares of the Company’s common stock owned by Karamco. Karamco is owned by Roger Karam, who became the CEO of Efonica and the Company’s President of VoIP Services upon the effective date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including $20,316 of related acquisition costs:

Cash	$39,581
Accounts receivable	64,709
Prepaid expenses and other current assets	175,040
Property and equipment, net	50,651
Intangible assets	4,877,900
Goodwill	613,724
Accounts payable, accrued expenses and other	(373,269)
Common stock issued	(4,928,200)
Total cash paid	$520,136

The initial purchase price allocations were based upon an independent appraisal. The intangible assets acquired were allocated $4,579,100 to the Efonica trade name and trademarks and $298,800 was allocated to the customer list. In determining the purchase price allocation, the trademark was determined based upon the income approach through the application of the relief from royalties method and the customer list was determined based upon the income approach through the application of the excess earnings method. The rate used to discount the net cash flows to present values was based upon a weighted average cost of capital of approximately 28%. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

Turkey

On March 8, 2005, a new wholly owned subsidiary of the Company, Fusion Turkey, LLC entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve Iletism Hizmetleri San. Tic. A.S. (“LDTS”), from the existing shareholders. LDTS possesses a telecommunications license approved by the Turkish Telecom Authority. This license will permit the Company to offer VoIP services under its Efonica brand and other Internet services to corporations and consumers in Turkey.

The closing of the acquisition took place on May 6, 2005. The following table summarized the estimated fair value of the assets and liabilities acquired and the minority interest on May 6, 2005:

Cash	$997
Prepaid expense and other current assets	1,880
Other assets	178,919
Accounts payable and accrued liabilities	(4,171)
Minority interest	(100,000)
$77,625

The primary net asset acquired was the license (included in other assets), which was issued on March 17, 2004, and is valid for 15 years. Consequently, the license is being amortized over the remaining term. As the transaction closed on May 6, 2005, the Consolidated Statements of Operations for the three and six months ended June 30, 2005, include activity related to this subsidiary. The proforma effect of this acquisition is not materially different than its presentation in the Consolidated Statements of Operations.

3. Discontinued operations

During 2001, management of the Company decided to cease the operations of its domestic retail telecommunication services business lines. In connection with this decision, a liability at December 31, 2004, of approximately $984,000 remained which related to trade payables and accrued expenses. During the six months ended June 30, 2005, the Company determined that one of the accrued liabilities would be settled for $175,000 less than the amount that was accrued at December 31, 2004, which resulted in a gain on discontinued operations of $175,000.

4. Goodwill and identifiable intangible assets

The changes in the amount of goodwill for the six months ended June 30, 2005, by reporting segment are as follows:

	VoIP to Consumers and Corporations	Internet, Managed Private Networks and Other	Total
Balance as of December 31, 2004	$—	$—	$—
Goodwill for Jamaican acquisition	—	147,419	147,419
Goodwill for purchase of Efonica minority interest	613,724	—	613,724
Balance as of June 30, 2005	$613,724	$147,419	$761,143

Identifiable intangible assets, net, as of June 30, 2005, are composed of:

Trademarks	$4,581,810
Customer list	291,320
$4,873,130

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

These identifiable intangible assets were acquired in connection with the Company's purchase of the 49.8% minority interest in its Efonica joint venture. The trademarks are not subject to amortization as they have an indefinite life. Amortization on the customer list during the three and six months ended June 30, 2005, was $7,480. There was no customer list amortization during 2004. The following table presents estimated amortization expense for the remaining six months of 2005, and each of the succeeding calendar years.

2005	$14,930
2006	29,880
2007	29,880
2008	29,880
2009	29,880
Thereafter	156,870
$291,320

5. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at June 30, 2005, and December 31, 2004:

	June 30, 2005	December 31, 2004

Trade accounts payable	$5,619,031	$5,662,058
Accrued expenses	1,654,497	2,050,175
Interest payable	291,723	814,262
Dividends payable on Series C Preferred Stock	—	664,635
Deferred revenue	847,905	971,456
Other	273,585	112,102
	$8,686,741	$10,274,688

6. Long-term debt and capital lease obligations

At June 30, 2005, and December 31, 2004, components of long-term debt and capital lease obligations of the Company are comprised of the following:

			June 30, 2005	December 31, 2004

Convertible notes payable	(a	)	$—	$250,000
Demand notes payable	(b	)	—	898,931
Promissory notes payable	(c	)	150,000	150,000
Demand notes payable	(d	)	—	81,790
Promissory notes payable	(e	)	—	150,000
Promissory notes payable	(f	)	—	25,000
Promissory notes payable	(g	)	—	102,000
Promissory notes payable	(h	)	—	233,252
Convertible notes payable	(i	)	—	2,508,333
Capital lease obligation	(j	)	1,133,327	1,288,325
Total long-term debt and capital lease obligations			1,283,327	5,687,631
Less current portion			1,242,490	5,531,136
			$40,837	$156,495

(a) Balance at December 31, 2004, represented two convertible subordinated note agreements. Interest rate was 9.25% at December 31, 2004, payable semi-annually on January 31 and July 31. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

(b) Two officers of the Company entered into various loan agreements with the Company in exchange for demand notes payable. The interest rates ranged from 4.0%-4.75% per annum and were due on demand. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(c) During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The debt has not been repaid as of June 30, 2005, as the debtor has not complied with the terms of the settlement agreement.

(d) Balance at December 31, 2004, represented promissory notes to three stockholders. The interest rates ranged from 4.75%-12.00% per annum and were due on demand. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

(e) Balance at December 31, 2004, related to various promissory notes. Interest rate was 4.75% per annum. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

(f)  Balance at December 31, 2004, represented promissory note which bore interest at 4.5% per annum. Principal and interest were payable in one lump sum on the earlier of 15 days from the completion of an IPO or September 1, 2005. During February 2005, this note was repaid in full upon completion of the Company’s IPO.

(g) Balance at December 31, 2004, represented a loan agreement which bore interest at 15%. During February 2005, the note was repaid in full upon completion of the Company’s IPO.

(h) The balance at December 31, 2004, relates to promissory notes to various stockholders for the purpose of resolving the Company’s capital lease debt service contract with the lessor of the equipment under lease. The notes accrued interest at 8% per annum. The balance also related to an equipment lease with a non-related party. These notes were all repaid during the six months ended June 30, 2005.

(i) Balance at December 31, 2004, represented two convertible notes, which bore interest at 6.5% per annum. In February 2005, these notes were automatically converted into 651,515 common shares (based upon a conversion price of $3.85 per share) upon the completion of the Company’s IPO.

(j) At June 30, 2005 and December 31, 2004, approximately $720,000 of the capital lease obligations were in default and accordingly has been classified as currently due.

7. Series C Preferred Stock

At December 31, 2004, there were 109,962 shares of the $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding. The holders of the Series C Preferred Stock were entitled to receive cumulative dividends of 8% per share per annum which were payable annually beginning on December 18, 2004, and were payable in cash, unless the Company completed its IPO before December 18, 2004. Since the IPO was not completed until February 2005, the dividends on the Series C Preferred Stock of approximately $665,000 were paid on January 18, 2005. Upon the closing of the Company’s initial public offering during February 2005, the 109,962 outstanding shares of the Series C Preferred Stock were automatically converted into 3,141,838 shares of the Company’s common stock and 3,141,838 Redeemable Common Stock Purchase Warrants. There was no beneficial conversion feature associated with this conversion.

8. Equity Transactions

On February 17, 2005, the Company closed its initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Gross proceeds of the offering were approximately $23,400,000. Total estimated offering costs were approximately $3,000,000, which resulted in net proceeds to the Company of $20,400,000. On March 30, 2005, the Company’s underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. The Company received an additional $2,900,000 in net proceeds from the closing on the over-allotment option.

Subsequent to the IPO, the Company has two classes of outstanding common stock. The holders of the Class A Common Stock have identical rights and privileges as the regular common stock, except that they will not be able to transfer shares of Class A Common Stock until the first anniversary of the date of the prospectus, which was February 11, 2005. After the date of the IPO, the Class A Common Stock may be converted at the option of the holder, without the consent of the underwriters, if the holder executes and delivers a lock up agreement preventing the public sale of the common stock until the first anniversary of the date of the IPO. The Class A common stock will automatically convert into the regular common stock on the first anniversary of the date of the IPO.

Upon completion of the IPO, $2.5 million of convertible debt was converted into 651,515 shares of common stock. In addition, 1,439,643 shares of common stock were issued (of which 675,581 shares are held in escrow) in connection with the Company’s acquisition of the 49.8% minority interest in Efonica (see Note 2 for further discussion). In accordance with SFAS No. 141, since 675,581 of these shares are held in escrow and this consideration is contingent on specified events in the future, these shares are not reflected as outstanding as of June 30, 2005. In addition, as discussed in Note 7, all outstanding Series C preferred stock was converted into common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

During the six months ended June 30, 2005, a director exercised stock options which resulted in the issuance of 21,429 shares of common stock and two individuals exercised warrants, which resulted in the issuance of 28,572 shares of Class A common stock.

On April 19, 2005, the Company entered into a consulting service agreement. In connection with this agreement, the Company issued 11,363 shares of restricted common stock based upon a price of $4.40 per share. Subsequent to June 30, 2005, the restricted shares have been released in accordance with the agreement. The $50,000 expense associated with these shares is being amortized over the one-year term of the agreement.

9. Current Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3 SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application is impractical. The reporting of a correction of an error, by restating previously issued financial statements, is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement at the beginning of fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model the Company has used continues to be available, but the Company has not yet completed its assessment of the alternatives. In April 2005, the SEC announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006.

10. Contingencies

Legal Matters

On April 15, 2003, World Access, Inc., a former customer, brought an action against the Company for recovery of preferential transfers and other claims under the Bankruptcy Code in the United States Bankruptcy Court, Northern District of Illinois Eastern Division (In Re: World Access, Inc., et al vs. Fusion Telecommunications International, Inc., Adv. Pro. No. 03 A 00851). The suit seeks damages in the amount of approximately $335,000 for alleged avoidance of preferential transfers, recovery of transfers, setoff, recovery setoff, payment of improperly setoff debt, turnover of property, and damages for overdue debt and turnover of property. The Company filed a proof of claim with the court in the amount of approximately $85,000 for amounts that were due at the time this customer filed bankruptcy. In March 2005, the Company settled this matter for $5,500, and agreed to waive the Company’s proof of claim in the amount of approximately $85,000. The Company expects to execute the formal settlement agreement on or before September 1, 2005.

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company’s private offerings, filed a complaint with the Denver District Court, State of Colorado ( Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion's 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to dismiss, which was granted. The plaintiffs have filed an appeal of the motion, which is pending.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
11. Segment Information

The Company has four reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker.

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

Internet, Managed Private Networks & Other — The Company provides Internet connectivity to telecommunications carriers, Internet Service Providers, government entities, and multinational customers via its POPs in the US, India, and through its partners elsewhere. The Company also offers point-to-point private lines, virtual private networking, and call center communications services to customers in its target markets. Lastly, the Company offers the Interview desktop-to-desktop video conferencing service to customers anywhere in the world.

Operating segment information for the three months ended June 30, 2005 and 2004, is summarized as follows:

June 30, 2005	Traditional Voice	VoIP to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$2,628,360	$15,166,072	$995,856	$469,603	$-	$19,259,891
Cost of revenues (exclusive of depreciation and amortization)	$(2,464,576)	$(14,245,323)	$(734,518)	$(259,574)	$-	$(17,703,991)
Depreciation and amortization	$(35,402)	$(340,694)	$(16,567)	$(4,589)	$(39,135)	$(436,387)
Selling, general and administrative	$(80,720)	$(1,132,000)	$(653,179)	$(177,548)	$(986,233)	$(3,029,680)
Other income (expense)	$67,931	$(123,376)	$24,554	$16,521	$23,656	$9,286
Net income (loss)	$115,593	$(675,321)	$(383,854)	$44,413	$(1,001,712)	$(1,900,881)
Capital Expenditures	$83,395	$472,733	$31,697	$14,995	$66,981	$669,801

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

June 30, 2004	Traditional Voice	VoIP to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$4,308,334	$10,751,327	$495,621	$562,483	$-	$16,117,765
Cost of revenues (exclusive of depreciation and amortization)	$(3,758,378)	$(9,477,701)	$(365,865)	$(399,339)	$-	$(14,001,283)
Depreciation and amortization	$(123,270)	$(258,590)	$(7,536)	$(11,757)	$(40,675)	$(441,828)
Selling, general and administrative	$(455,608)	$(955,950)	$(166,612)	$(33,292)	$(702,213)	$(2,313,675)
Other income (expense)	$(198,366)	$(683,843)	$(3,283)	$(64,574)	$466,595	$(483,471)
Net income (loss)	$(227,288)	$(624,757)	$(47,675)	$53,521	$(276,293)	$(1,122,492)
Capital Expenditures	$130,417	$334,536	$15,617	$19,322	$55,544	$555,436

Operating segment information for the six months ended June 30, 2005 and 2004, is summarized as follows:

June 30, 2005	Traditional Voice	VoIP to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$5,478,519	$22,445,110	$2,183,261	$1,082,053	$-	$31,188,943
Cost of revenues (exclusive of depreciation and amortization)	$(5,267,874)	$(21,148,210)	$(1,652,585)	$(632,745)	$-	$(28,701,414)
Depreciation and amortization	$(137,794)	$(601,434)	$(24,226)	$(27,182)	$(78,775)	$(869,411)
Selling, general and administrative	$(507,097)	$(2,119,690)	$(860,066)	$(284,194)	$(1,964,040)	$(5,735,087)
Other income (expense)	$(87,690)	$(328,234)	$(14,936)	$(17,298)	$23,655	$(424,503)
Income (loss) from continuing operations	$(521,936)	$(1,752,458)	$(368,552)	$120,634	$(2,019,160)	$(4,541,472)
Income from discontinued operations	$175,000	$-	$-	$-	$-	$175,000
Net income (loss)	$(346,936)	$(1,752,458)	$(368,552)	$120,634	$(2,019,160)	$(4,366,472)
Capital Expenditures	$168,338	$689,671	$67,085	$33,248	$106,483	$1,064,825

June 30, 2004	Traditional Voice	VoIP to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$6,676,994	$17,666,897	$836,003	$1,125,535	$-	$26,305,429
Cost of revenues (exclusive of depreciation and amortization)	$(5,821,462)	$(15,533,514)	$(588,632)	$(766,696)	$-	$(22,710,304)
Depreciation and amortization	$(240,542)	$(505,012)	$(12,278)	$(40,548)	$(81,016)	$(879,396)
Selling, general and administrative	$(860,928)	$(1,764,348)	$(242,338)	$(145,126)	$(1,443,351)	$(4,456,091)
Other income (expense)	$1,100,396	$(334,966)	$(2,435)	$(57,391)	$177,693	$883,297
Net income (loss)	$854,458	$(470,943)	$(9,680)	$115,774	$(1,346,674)	$(857,065)
Capital Expenditures	$168,929	$446,975	$21,151	$28,476	$73,948	$739,479

	Traditional Voice	VoIP to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Assets
June 30, 2005	$1,728,304	$6,929,922	$6,452,743	$340,847	$19,204,118	$34,655,934

December 31, 2004	$2,074,700	$4,563,839	$547,588	$433,707	$6,042,283	$13,662,117

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related condensed notes thereto included in another part of this quarterly report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words “anticipate,”“believe,”“estimate,”“expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are an international communications carrier delivering VoIP, private networks, Internet access, Internet protocol video conferencing and other advanced services to, from, in and between emerging markets in Asia, the Middle East, Africa, the Caribbean and Latin America.
Our corporate strategy focuses our resources on VoIP and the emerging international markets. We seek to gain early entry in high growth emerging markets, often in partnership with local organizations that have strong distribution channels, regulatory experience, market intelligence, the ability to deliver local loops and the capability of providing customer service support. This approach enables us to introduce our Internet protocol communications services in these markets, thereby benefiting from the time-to-market advantages, expanded geographic reach and reduced capital requirements that local partnerships afford. Our network utilizes the most currently available Softswitch technology, relieving us of the burden of costly, inefficient legacy systems and allowing more rapid and cost-effective deployment and expansion of services worldwide. Additionally, we are currently in the process of expanding our infrastructure to better support the growth of our VoIP services to consumers and corporations.

The following table summarizes our results of operations for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues	$19,259,891	$16,117,765	$31,188,943	$26,305,429
Operating expenses:
Cost of revenues	17,703,991	14,001,283	28,701,414	22,710,304
Depreciation and amortization	436,387	441,828	869,411	879,396
Selling, general and administrative	3,029,680	2,313,675	5,735,087	4,456,091
Total operating expenses	21,170,058	16,756,786	35,305,912	28,045,791

Operating Loss	(1,910,167)	(639,021)	(4,116,969)	(1,740,362)

Other income (expense):
Interest income (expense), net	91,380	(538,388)	(184,423)	(823,519)
Forgiveness of debt	5,340	157,183	5,340	1,976,595
Loss from investment in Estel	(142,545)	(164,030)	(299,460)	(318,910)
Other	5,956	8,500	5,956	17,750
Minority interests	49,155	53,264	48,084	31,381
Total other income (expense)	9,286	(483,471)	(424,503)	883,297

Loss from continuing operations	(1,900,881)	(1,122,492)	(4,541,472)	(857,065)
Income from discontinued operations	-	-	175,000	-
Net loss	$(1,900,881)	$(1,122,492)	$(4,366,472)	$(857,065)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	91.9%	86.9%	92.0%	86.3%
Depreciation and amortization	2.3%	2.7%	2.8%	3.4%
Selling, general and administrative	15.7%	14.4%	18.4%	17.0%
Total operating expenses	109.9%	104.0%	113.2%	106.7%

Operating loss	-9.9%	-4.0%	-13.2%	-6.7%

Other income (expense)
Interest income (expense), net	0.5%	-3.3%	-0.6%	-3.1%
Forgiveness of debt	0.0%	1.0%	0.0%	7.5%
Loss from investment in Estel	-0.7%	-1.0%	-1.0%	-1.2%
Other	0.0%	0.1%	0.0%	0.1%
Minority interests	0.2%	0.2%	0.2%	0.1%
Total other income (expense)	0.0%	-3.0%	-1.4%	3.4%

Loss from continuing operations	-9.9%	-7.0%	-14.6%	-3.3%
Income from discontinued operations	0.0%	0.0%	0.6%	0.0%
Net loss	-9.9%	-7.0%	-14.0%	-3.3%

Revenues

Historically, we have generated the majority of our revenue from voice traffic sold to other carriers, with a primary focus on VoIP terminations to the emerging markets. We have increased our business in this area through an internal focus on the growth of our existing customer base, which is primarily U.S. based, as well as the addition of new customers, and the establishment of in-country partnerships that help us to more quickly deploy direct VoIP terminating arrangements with postal telephone and telegraph companies and other licensed carriers in emerging markets. Although we believe that this business continues to be strong, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (VoIP to consumers and businesses, Internet access, Internet protocol videoconferencing and private networks) and market them to, or in conjunction with, international carriers, Internet service providers, cable companies and wireless operators on a direct, co-branded or private label basis.

In an effort to further increase margins, expand our customer base, and develop more stable revenue streams, we have begun to selectively target enterprise customers (large corporations, government entities and other businesses). Revenues generated from sales to these customers are primarily derived from the sale of the value-added services mentioned above. With a primary focus on marketing VoIP services to these enterprise customers, we believe we will recognize higher margin and stronger growth opportunities. While this does not yet represent a significant portion of our revenue base, we expect to continue to increase our emphasis in this area. We believe that this will complement our carrier business with a higher margin and more stable customer base.

In 2002, we established Efonica F-Z, LLC, as a retail services company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding enhance this value-added offering. We expect to add these features by the end of the year. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica.

Our increased focus on VoIP services to enterprise customers resulted in a growing upward trend for this product segment. During the first six months of 2005, VoIP services to consumers and corporations accounted for 7.0% of our total consolidated revenue compared to 3.2% in the first six months of 2004.

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

We manage our revenue segments based on gross margin, which is net revenues less cost of revenues, rather than on net profitability, due to the fact that our infrastructure is built to support all products, rather than individual products. This applies both to the capital investments made (such as switching and transmission equipment), and to Selling, General and Administrative resources. The majority of our sales, and operations personnel support all product lines, and are not separately hired to support individual product segments. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of revenues unless the items can be specifically identified to one of the product segments.

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

Fusion Telecommunications International

Terminating Revenue by Geographic Region

On-Net Versus Off-Net

Period	Caribbean	Latin America	Asia	Middle East	Africa	Consolidated Terminating On-Net Revenue	Consolidated Off-Net Revenue	Total Consolidated Revenue
Three Months Ended June 30, 2005	$534,536	$-	$450,325	$365,943	$38,879	$1,389,683	$17,870,208	$19,259,891
	2.8%	0.0%	2.3%	1.9%	0.2%	7.2%	92.8%

Three Months Ended June 30, 2004	$578,707	$38,083	$2,755,589	$942,421	$161,318	$4,476,118	$11,641,647	$16,117,765
	3.6%	0.2%	17.1%	5.8%	1.0%	27.7%	72.3%

Period	Caribbean	Latin America	Asia	Middle East	Africa	Consolidated Terminating On-Net Revenue	Consolidated Off-Net Revenue	Total Consolidated Revenue
Six Months Ended June 30, 2005	$982,325	$-	$1,641,212	$879,680	$52,221	$3,555,438	$27,633,505	$31,188,943
	3.1%	0.0%	5.3%	2.8%	0.2%	11.4%	88.6%

Six Months Ended June 30, 2004	$605,176	$38,083	$5,278,159	$2,453,660	$238,308	$8,613,386	$17,692,043	$26,305,429
	2.3%	0.1%	20.1%	9.3%	0.9%	32.7%	67.3%

Regional percentages are calculated based on Total Consolidated Revenue.

OPERATING EXPENSES

Our operating expenses during the six months ended June 30, 2005 and 2004, are categorized as cost of revenues, depreciation and amortization, loss on impairment, and selling, general and administrative expenses.

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

COMPANY HIGHLIGHTS

The following summary of significant events during the six months ended June 30, 2005, highlights the accomplishments and events that have influenced our performance during that time period.

•
Capital fund-raising — In February 2005, we closed on our initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $.05 per warrant. Net proceeds of the offering were approximately $20.4 million. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2.9 million in net proceeds from the closing on the over-allotment option.

•
Debt Reduction — Upon completion of our IPO we repaid approximately $1.5 million in outstanding debt. In addition, $2.5 million of convertible debt was converted into 651,515 shares of common stock. During May 2005, we repaid an additional $0.2 million of debt.

•	Conversion of Series C preferred stock - The $10.0 million liability related to the 109,962 shares of outstanding Series C preferred stock was converted into equity (3,141,838 shares of common stock).
•
Revenue Growth — Revenue grew 18.6% in the first six months of 2005, over the first six months of 2004, and revenue in our VoIP to consumers and corporations segment grew 161.2% in the first six months of 2005 over the first six months of 2004.

•
Purchase of a Jamaica Entity — In January 2005, we concluded the purchase of a 51.0% interest in Convergent Technologies, which has international and domestic license agreements with the Jamaican government.

•	Purchase of Efonica —In February 2005, we acquired the remaining 49.8% interest in our Efonica joint venture.
•
Turkey Purchase Agreement — In May 2005, we closed on the stock purchase agreement with an entity in Turkey to acquire 75% of the shares from the existing Shareholders. This subsidiary will enable us to provide VoIP services under our Efonica brand and other Internet Services to corporation and consumers in Turkey.

The information in our period-to-period comparisons below represents only our results from continuing operations.

Three Months Ended June 30, 2005, Compared with Three Months Ended June 30, 2004.

Revenues

Consolidated revenues increased $3.1 million or 19.5% to approximately $19.3 million in the three months ended June 30, 2005, compared to $16.1 million in the three months ended June 30, 2004. Revenues for VoIP services to consumers and corporations represented $0.5 million or 15.9% of the consolidated revenue growth, increasing from $0.5 million in the second quarter 2004, to $1.0 million in the second quarter 2005, mainly due to the growth of Efonica.

VoIP services sold to carriers increased $4.4 million or 41.1% in the second quarter of 2005, versus the second quarter of 2004. This increase represented 140.5% of the consolidated revenue growth for the quarter. The majority of the technical difficulties associated with the migration to the new Softswitch were addressed in the second quarter of 2005. This is evidenced by the significant growth of the VoIP services sold to carriers product segment to 78.7% of total consolidated revenue for the three months ended June 2005 versus 66.7% of total consolidated revenue for the three months ended June 2004. Traditional Voice services sold to carriers decreased $1.7 million or 39.0% in the second quarter of 2005, versus the second quarter of 2004, as we continue to execute our corporate strategy to focus our resources on the VoIP product segments.

Revenues from our Internet, Private Network & Other Services decreased $0.1 million or 16.5% from $0.6 million in the second quarter 2004, to $0.5 million in the second quarter 2005 due to the cancellation of a government contract.

Cost of Revenues

Consolidated cost of revenues increased $3.7 million or 26.4% to $17.7 million in the second quarter of 2005 from $14.0 million in the second quarter of 2004. Approximately $3.5 million of this increase was attributable to an increase in voice services to carriers, of which $4.8 million was an increase in VoIP services cost of revenues to carriers, offset by a decrease of $1.3 million in cost of revenues for Traditional Voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations grew $0.3 million in the second quarter 2005, from $0.4 million to $0.7 million in the second quarter 2004, due primarily to the rapid growth in that revenue base. Cost of revenues for Internet, Private Network & Other decreased $0.1 million from $0.4 million with the second quarter of 2004 to $0.3 million in the second quarter of 2005.

Consolidated gross margin decreased $0.6 million or 26.5% for the second quarter 2005 over the second quarter 2004. Gross margin for total Voice services to carriers decreased by $0.7 million, but was partially offset by an improvement in the gross margin for VoIP services to consumers and corporations of $0.1 million. Gross margin for Internet, Private Networks and Other remained flat for the second quarter of 2005 over the second quarter of 2004. The decline in gross margin for voice services to carriers was caused primarily by price pressure sensitivity associated with several of our key routes, both on-net and off-net.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization remained consistent at $0.4 million during the three months ended June 30, 2005 and 2004. Although depreciation increased as a result of assets added during 2004 and the first six months of 2005, including the new Softswitch, this increase was offset by a decrease resulting from certain assets becoming fully depreciated during 2004 and the first quarter of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.7 million or 30.9% to $3.0 million during the three months ended June 30, 2005, from $2.3 million during the three months ended June 30, 2004. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support our revenue growth and expansion of our infrastructure. In addition, also increasing as a result of growth and our becoming a public company in February 2005, have been our legal and professional fees, advertising/marketing expenses and bad debt expense. As a percentage of revenues, selling, general and administrative expenses increased from 14.4% during 2004 to 15.7% during 2005. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenue will begin to decline.

Operating Loss. Our operating loss increased $1.3 million or 198.9% to a loss of $1.9 million during the three months ended June 30, 2005, from a loss of $0.6 million during the three months ended June 30, 2004. The increase in operating loss was primarily attributable to both the decrease in gross margin and the increase in selling, general and administrative expenses associated with infrastructure growth and public company compliance requirements.

Other Income (Expense). Total other income (expense) changed from other expense of approximately $0.5 million during the three months ended June 30, 2004, to other income of $9,286 during the three months ended June 30, 2005. During the three months ended June 30, 2005, we had interest expense of $0.1 million in contrast to interest income of $0.5 million during the three months ended June 30, 2004. The 2004 period included accretion of $0.5 million (in accordance with SFAS 150) related to our then outstanding Series C preferred stock. There was no accretion during the three months ended June 30, 2005, due to this preferred stock converting to common stock in connection with our IPO. In addition, interest expense was higher during the three months ended June 30, 2004, as the Company had significant outstanding debt during this quarter (balance at June 30, 2004, was approximately $3.9 million) of which a significant portion was repaid during February 2005, in connection with our IPO (balance at June 30, 2005, was approximately $1.1 million). We also had an increase in interest income during the three months ended June 2005 versus the three months ended June 2004, as a result of our investment of the IPO proceeds. Gain on debt forgiveness decreased by $0.2 million to $5,340 in 2005 from $0.2 million in 2004. Both the 2004 and 2005 gains on debt forgiveness were attributed to settlement of network obligations. The loss from investment in Estel remained consistent during the three months ended June 30, 2005 and 2004, decreasing $21,000 in 2005. Minority interest changed from $53,264 during 2004 to a $49,155 during 2005.

Net Loss. The primary factors impacting our net loss for the three months ended June 30, 2005, were a decrease in gross margin, an increase in selling, general and administrative, the reduction in forgiveness of debt, net with an improvement in interest income (expense) net.

Six Months Ended June 30, 2005, Compared with Six Months Ended June 30, 2004.

Revenues

Consolidated revenues increased $4.9 million or 18.6% to approximately $31.2 million in the six months ended June 30, 2005, compared to $26.3 million in the six months ended June 30, 2004. Revenues for VoIP services to consumers and corporations represented $1.4 million or 27.6% of the consolidated revenue growth, increasing from $0.8 million in the six months ended June 30, 2004, to $2.2 million in the six months ended June 30, 2005, mainly due to the growth of Efonica.

Revenues for VoIP services sold to carriers increased $4.8 million or 27.0% in the six months ended June 30, 2005, versus the six months ended June 30, 2004. This increase represented 97.8% of the consolidated revenue growth for the quarter. During the six months ended June 30, 2005 growth in revenues for VoIP services sold to carriers was impacted, primarily during the first quarter of 2005, by technical difficulties associated with the migration to the new Softswitch. However a significant portion of these issues were addressed in the second quarter 2005 and revenues are again trending upward. Additionally, Traditional Voice services sold to carriers decreased $1.2 million or 17.9% in the six months ended June 30, 2005, versus the six months ended June 30, 2004 as we continue our to focus our resources on VoIP services.

Revenues from our Internet, Private Network & Other Services remained fairly consistent at $1.1 million in both the six months ended June 30, 2005, and the six months ended June 30, 2004. .

Cost of Revenues

Consolidated cost of revenues increased $6.0 million or 26.4% to $28.7 million in the six months ended June 30, 2005, from $22.7 million in the six months ended June 30, 2004. Approximately $5.1 million of this increase was attributable to an increase in voice services to carriers, of which $5.6 million was an increase in VoIP services to carriers, offset by a decrease of $0.5 million in Traditional Voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations grew $1.1 million in the six months ended June 30, 2005, from $0.6 million to $1.7 million, due primarily to the rapid growth in that revenue base. Cost of revenues for Internet, Private Network & Other decreased $0.1 million or 17.5% to $0.6 million for the six months ended June 30, 2005 from $0.7 million for the six months ended June 30, 2004, due to negotiated cost reductions for government contracts.

Consolidated gross margin decreased $1.1 million for the six months ended June 2005 over 2004. Gross margin for total Voice services to carriers decreased by $1.5 million, which was partially offset by an improvement in the gross margin for VoIP services to consumers and corporations of $0.3 million. In addition, we had a decrease in gross margin for Internet, Private Networks and Other of $0.1 million.

The decline in gross margin for Voice services to carriers was primarily related to the technical difficulties associated with the migration to the Softswitch technology, which adversely impacted our ability to route traffic to the least cost provider, specifically for the first quarter of 2005. In addition, increased competition for some of our on-net routes caused price pressure sensitivity, which negatively impacted the margin.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization remained consistent at $0.9 million during the six months ended June 30, 2005 and 2004. Although our depreciation increased as a result of assets added during 2004 and the first six months of 2005, including the new Softswitch, this increase was offset by a decrease in depreciation resulting from certain assets becoming fully depreciated during 2004 and the first six months of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.3 million or 28.7% to $5.7 million during the six months ended June 30, 2005, from $4.5 million during the six months ended June 30, 2004. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support the revenue growth and expansion of our infrastructure. In addition, also increasing as a result of growth and our becoming a public company in February 2005, have been our legal and professional fees, advertising/marketing expenses and bad debt expense. As a percentage of revenues, selling, general and administrative expenses increased from 17.0% during 2004, to 18.4% during 2005. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenue will begin to decline.

Operating Loss. Our operating loss increased $2.4 million or 136.6% to a loss of $4.1 million during the six months ended June 30, 2005, from a loss of $1.7 million during the six months ended June 30, 2004. The increase in operating loss was primarily attributable to both the decrease in gross margin and the increase in selling, general and administrative expenses associated with infrastructure growth and public company compliance requirements.

Other Income (Expense). Total other income (expense) changed from other income of approximately $0.9 million during the six months ended June 30, 2004, to other expense of $0.4 million during the six months ended June 30, 2005. During the six months ended June 30, 2005, we had interest expense of $0.2 million in contrast to interest expense of $0.8 million during the six months ended June 30, 2004. The $0.8 million interest expense net, for the six months ended June 30, 2004, included accretion of $0.7 million (in accordance with SFAS 150) related to the then outstanding Series C preferred stock. The $0.2 million interest expense, net for the six months ended June 30, 2005, included only $0.3 million of accretion since all Series C preferred stock was converted to common stock in connection with our February 2005 IPO. Consequently, accretion ceased and only includes accretion for the period between January 1, 2005 and February 17, 2005. In addition, interest expense was higher during the six months ended June 30, 2004, as the Company had a significantly higher debt balance during 2004 in comparison to 2005 since a significant portion of debt was repaid in connection with the IPO. We also had increased interest income during the six months ended June 30, 2005 versus 2004, as a result of our investment of the IPO proceeds. Gain on debt forgiveness decreased in 2005 by $2.0 million to $5,340 from $2.0 million during 2004. The 2004 gain on debt forgiveness was attributed to $0.2 million of settlements of capital lease obligations, $0.2 million of settlement of general obligations and $1.6 million of settlements of network obligations. The loss from investment in Estel remained consistent at approximately $0.3 million during the two periods. Minority interest changed from $31,381 during 2004 to $48,084 during 2005.

Net Loss. The primary factors impacting our net loss for the six months ended June 30, 2005, were a decrease in gross margin, an increase in selling, general and administrative, and the reduction in forgiveness of debt net with a decrease in interest expense and an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we have not generated positive cash flows from operations. As of June 30, 2005, we had an accumulated deficit of approximately $83.0 million. During February 2005, we closed on our initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Net proceeds of the offering were approximately $20.4 million. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2.9 million in net proceeds from the closing on the over-allotment option. As a result of an IPO offering, we have total stockholders’ equity at June 30, 2005, of approximately $23.2 million. In addition, as a result of our offering, we converted $2.5 million of convertible debt into 651,515 shares of common stock and we repaid approximately $1.5 million in outstanding debt and $0.6 million of accrued interest. In addition, 109,962 shares of outstanding Series C preferred stock were converted into 3,141,838 shares of common stock.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Six months ended June 30,
	2005	2004

Cash used in operating activities	$(6,222,689)	$(3,999,149)
Cash used in investing activities	(1,551,189)	(893,815)
Cash provided by financing activities	21,369,080	5,704,209
Increase in cash and cash equivalents	13,595,202	811,245
Cash and cash equivalents, beginning of period	4,368,726	3,205,645
Cash and cash equivalents, end of period	$17,963,928	$4,016,890

Our cash flow results have historically been and continue to be impacted by the costs associated with implementing the new corporate strategy focusing our resources on VoIP and the emerging international markets, as we completed our exit from the more highly competitive, infrastructure dependent business that previously characterized us. During the first quarter of 2005, we largely completed the transition and integration to the Softswitch. Therefore, we have only recently completed the deployment of our packet-based network infrastructure. Because certain of our costs are fixed, we would expect that as our revenues increase, total expenses would represent a smaller percentage of our revenues.

Source of Liquidity

As of June 30, 2005, as a result of our first quarter IPO, we had cash and cash equivalents of approximately $18.0 million. In addition, as of June 30, 2005, we had approximately $0.3 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through June 30, 2005, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our February 2005 IPO and prior to 2005, the private placement of approximately $52.2 million of equity securities and $21.6 million from the issuance of notes. In addition, since inception we have financed the acquisition of $6.8 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $1.1 million and $0.7 million during the six months ended June 30, 2005 and 2004, respectively. We expect our cash capital expenditures to be approximately $3.7 million for the six months ending December 31, 2005. The 2005 estimated capital expenditures include network expansion, purchase of additional software for expanded product offerings, new international deployments and customer premise equipment.

We also spent approximately $1.0 million during the six months ended June 30, 2005 on our international acquisitions (includes the $325,000 Difference Payment discussed in Note 2 to the consolidated financial statements). Cash used in operations was approximately $6.2 million and $4.0 million during the six months ended June 30, 2005 and 2004, respectively. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. The increase in cash used in operations during the six months ended June 30, 2005 is primarily attributed to the increase in net loss. The transition to the Softswitch has contributed to the net loss during the six months ended June 30, 2005. We believe the transition issues are largely behind us and expect improved financial results in the future.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

We intend to fund corporate overhead, including management salaries from the working capital that we have raised from our IPO.

Debt Service Requirements

As a result of our IPO, we repaid a majority of our outstanding debt and converted $2.5 million in convertible notes payable to common stock. In addition, approximately $10.0 million of our Series C preferred stock was converted into common stock. As a result, at June 30, 2005, our debt balance decreased significantly to approximately $1.3 million comprised primarily of $1.1 million in capital leases. All of this debt, other than approximately $41,000 is due during the 12 months ending June 30, 2006. Our interest expense has decreased significantly and will continue to be less than prior years due to the following factors:

1.
During the year ended December 31, 2004, we recorded $1.7 million of accretion to interest expense related to our Series C Preferred Stock. This Series C Preferred Stock was converted to common stock during February 2005 and consequently, accretion ceased on this date. Accretion expense in 2005 through the date of conversion was only $0.3 million. Although the accretion represented a non-cash charge to interest expense during 2004 and the first quarter of 2005, approximately $0.7 million in cash dividends were paid during January 2005 in connection with the Series C Preferred Stock.

2.
As discussed above, subsequent to the IPO, we repaid approximately $1.5 million of debt and $2.5 million in debt was converted into equity. This reduction in our debt balances during February 2005 has resulted in a significant reduction in our cash interest expense, which will continue in the future.

Capital Instruments

As of June 30, 2005, the only outstanding stock we had is our two classes of Common Stock.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition —Our revenue is primarily derived from fees charged to terminate voice services over our network, and from monthly recurring charges associated with Internet and Private Line services.

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

Accounts Receivable —Accounts receivable are recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and record an allowance for doubtful accounts, based on our history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, and payments are not expected to be received.

Cost of revenues and cost of revenues accrual —Cost of revenues is comprised primarily of costs incurred from other domestic and international telecommunications carriers to originate, transport and terminate calls. The majority of our cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switches. Each period the activity is analyzed and an accrual is recorded for minutes not invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses are associated with the network backbone connectivity to our switch facilities. These would consist of hubbing charges at our New York switch facility that allow other carriers to send traffic to our switch, satellite or cable charges to connect to our international network, or Internet connectivity charges to connect customers or vendors to our switch via the public Internet, a portion of which are variable costs. The other category of fixed expenses is associated with charges that are dedicated point to point connections to specific customers (both private line and Internet access).

Income Taxes —We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3 SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provided guidance for determining whether retrospective application is impractical. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement at the beginning of fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model we have used continues to be available, but we have not yet completed our assessment of the alternatives. In April 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

Inflation

We do not believe inflation has a significant effect on our operations at this time.

FORWARD-LOOKING STATEMENTS

Certain statements discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the competitive environment for Internet telephony, our limited operating history, changes of rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, legislation that may affect the Internet telephony industry, rapid technological changes, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company's significant contracts, the Company's inability to maintain working capital requirements to fund future operations, or the Company's inability to attract and retain highly qualified management, technical and sales personnel, as well as other risks referenced from time to time in our filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At June 30, 2005, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At June 30, 2005, we were not subject to interest rate risk as all of our current debt at June 30, 2005 is at fixed interest rates. During the six months ended June 30, 2005, we conducted substantially all of our business in the United States dollar. The reporting currency for our financial statements has been the United States dollar and the functional currency for our subsidiaries has been the U.S. dollar. However, in connection with our Joint Ventures in Jamaica and Turkey, we likely will be conducting a percentage of our business in other foreign currencies in the future that could have an adverse impact on our future results of operations. In addition, we might enter into other foreign joint ventures in the future, which might conduct business in other foreign currencies that could have an adverse impact on our future results of operations.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Fusion Telecommunications International, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

On April 15, 2003, World Access, Inc., a former customer, brought an action against the Company for recovery of preferential transfers and other claims under the Bankruptcy Code in the United States Bankruptcy Court, Northern District of Illinois Eastern Division (In Re: World Access, Inc., et al vs. Fusion Telecommunications International, Inc., Adv. Pro. No. 03 A 00851). The suit seeks damages in the amount of approximately $335,000 for alleged Avoidance of Preferential Transfers, Recovery of Transfers, Setoff, Recovery Setoff, Payment of Improperly Setoff Debt, Turnover of Property, and Damages for Overdue Debt & Turnover of Property. The Company filed a Proof of Claim with the court in the amount of approximately $85,000 for amounts that were due at the time this customer filed bankruptcy. In March 2005, the Company settled this matter for $5,500, and agreed to waive the Company’s proof of claim in the amount of approximately $85,000. The Company expects to execute the formal settlement agreement on or before September 1, 2005.

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company’s private offerings; filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion's 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to dismiss, which was granted. The plaintiffs have filed an appeal of the motion, which is pending.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the operations or the financial condition of the company.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) Unregistered Sales of Securities

On February 16, 2005, the Company issued 21,429 shares of common stock to a director for $50,250 in respect of the exercise of options. These securities were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On February 17, 2005, the Company issued 651,515 shares of Common Stock to a director, upon the conversion of $2,508,333 in indebtedness. These securities were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On February 18, 2005, the Company issued 1,439,643 shares of Common Stock to Karamco, Inc. valued at $9,285,710 in connection with the sale of Karamco Inc.’s 49.8% interest in Efonica FZ-LLC to the Company. Of these shares, 675,581 valued at approximately $4.4 million, are being held in escrow pending the final determination of the purchase price of Efonica FZ-LLC after the year ending February 28, 2006. The Company subsequently registered 150,000 of Karamco Inc.’s shares. These securities were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On May 2, 2005, the Company issued 11,363 shares of Common Stock to a consultant or consulting services valued at $50,000. These securities were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On June 30, 2005, the Company issued 28,572 shares of Class A Common Stock to two individuals for $85,144 in respect of the exercise of warrants. These securities were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

(b) Use of Proceeds

The Company’s Registration Statement filed with the Securities and Exchange Commission (333-120412) on Form S-1 to register 3,600,000 shares of common stock and 3,600,000 redeemable common stock purchase warrants convertible into shares of common stock was declared effective on February 8, 2005. The offering commenced on January 18, 2005, and terminated on February 12, 2005. Upon completion, the underwriters managed by Kirlin Securities, Inc., successfully sold 3,600,000 shares of common stock and 3,600,000 redeemable common stock purchase warrants at $6.45 and $0.05, respectively, for an aggregate offering price of $6.50. On March 30, 2005, the underwriters exercised their over-allotment and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. The net proceeds of the offering, including the over-allotment, totaled $23,300,000 and is being utilized by the Company for the purchase of additional equipment for expanded capacity and service offerings, international deployment, marketing and advertising and working capital.

The Registration Statement also registered 3,141,838 redeemable common stock purchase warrants to be offered for sale by certain selling security holders. The Company will not receive any proceeds from the sales of such warrants.

As of June 30, 2005, approximately $2.0 million of the net proceeds received by the Company was used to repay outstanding debt and capital leases, and $0.6 million was used to repay accrued interest. Approximately $1.1 million was used to purchase property and equipment and $0.9 million was used in connection with the Company’s purchase of the minority interest in its Efonica joint venture and the Company’s investment in a Turkey joint venture.

Of these payments, principal and accrued interest in respect of indebtedness to the Company was repaid as follows: approximately $1.1 million to Marvin S. Rosen, Chairman of the Board and Chief Executive Officer, $0.8 million to Philip Turits, Secretary, Treasurer and Director, $0.2 million to Evelyn Langlieb Greer, Director

Karamco, Inc., a corporation of which Roger Karam, our President of VoIP Division, is the sole shareholder, received $825,000 with respect to the Company’s purchase of the minority interest in Efonica.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

Previously reported in the Company’s quarterly report on form 10-Q for the quarter ended March 31, 2005.

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

FUSION TELECOMMUNICATION INTERNATIONAL, INC.

Dated: August 15, 2005    By:   /s/ Marvin S. Rosen
Marvin S. Rosen
Chairman of the Board and Chief Executive Officer

Dated: August 15, 2005    By:   /s/ Barbara Hughes
Barbara Hughes
Vice President of Finance and Principal Accounting and Financial Officer