Form 10-Q
period 2005-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2005-11-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000 -32421

Fusion Telecommunications International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-2342021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

420 Lexington Avenue, Suite 518, New York, New York	10170
(Address of principal executive offices)	(Zip Code)

(212) 972-2000
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

Yes |_|       No |X|

Indicate by a check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. (Pursuant to rule 33-8587)

Yes |_|       No |X|

The number of shares outstanding of the Registrant's capital stock as of November 11, 2005, is as follows:

Title of each Class	Number of Shares Outstanding
Class A Common Stock, $0.01 par value	15,749,963
Common Stock, $0.01 par value	11,104,962
Redeemable Common Stock Purchase Warrants	7,281,838

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Item 1. FINANCIAL STATEMENTS
PART 1 - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,509,129	$4,368,726
Accounts receivable, net of allowance for doubtful accounts of approximately $445,000 and $414,000, in 2005 and 2004, respectively	2,689,781	3,145,535
Restricted cash	25,000	145,000
Prepaid expenses and other current assets	730,297	889,761
Total current assets	20,954,207	8,549,022
Property and equipment, net	4,404,488	3,271,474
Other assets
Security deposits	745,892	902,028
Restricted cash	218,176	235,276
Goodwill	761,143	—
Intangible assets, net	4,868,632	—
Other	678,694	704,317
Total other assets	7,272,537	1,841,621
	$32,631,232	$13,662,117
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Long-term debt, related parties, current portion	$-	$1,739,025
Long-term debt, current portion	150,000	2,660,281
Capital lease obligations, current portion	1,377,571	1,131,830
Accounts payable and accrued expenses	8,544,996	10,274,688
Investment in Estel	715,595	140,821
Liabilities of discontinued operations	782,719	1,116,090
Total current liabilities	11,570,881	17,062,735
Long-term liabilities
Capital lease obligations, net of current portion	102,446	156,495
Preferred stock, Series C, subject to mandatory redemption (liquidation preference in the aggregate of approximately $10,932,000 in 2004)	—	9,716,026
Total long-term liabilities	102,446	9,872,521
Minority interests	123,891	16,890
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 105,000,000 shares authorized, 11,104,962 and 0 shares issued, and 10,429,381 and 0 shares outstanding in 2005 and 2004, respectively	104,294	—
Common stock, Class A $0.01 par value, 21,000,000 shares authorized, 15,749,963 and 17,479,993 shares issued and outstanding in 2005 and 2004, respectively	157,500	174,800
Capital in excess of par value	105,871,952	65,127,291
Accumulated deficit	(85,299,732)	(78,592,120)
Total stockholders’ equity (deficit)	20,834,014	(13,290,029)
	$32,631,232	$13,662,117

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$9,123,742	$13,023,371	$40,312,685	$39,328,800
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	8,280,078	11,087,267	36,981,492	33,797,571
Depreciation and amortization	358,669	455,583	1,228,080	1,334,979
Selling, general and administrative expenses	2,854,067	2,392,271	8,589,154	6,848,362
Total operating expenses	11,492,814	13,935,121	46,798,726	41,980,912

Operating loss	(2,369,072)	(911,750)	(6,486,041)	(2,652,112)

Other income (expense)
Interest income (expense), net	107,276	(552,739)	(77,147)	(1,376,259)
Forgiveness of debt	52,539	197,934	57,879	2,174,530
Loss from investment in Estel	(192,566)	(53,420)	(492,026)	(372,330)
Other	(10,390)	22,350	(4,434)	40,099
Minority interests	71,073	(72,124)	119,157	(40,743)
Total other income (expense)	27,932	(457,999)	(396,571)	425,297
	(2,341,140)	(1,369,749)	(6,882,612)	(2,226,815)
Loss from continuing operations
Discontinued operations:
Income from discontinued operations	—	—	175,000	—
Net loss	$(2,341,140)	$(1,369,749)	$(6,707,612)	$(2,226,815)
Losses applicable to common stockholders:
Loss from continuing operations	$(2,341,140)	$(1,369,749)	$(6,882,612)	$(2,226,815)
Preferred stock dividends	—	—	—	(385,918)
Net loss applicable to common stockholders from continuing operations	(2,341,140)	(1,369,749)	(6,882,612)	(2,612,733)
Income from discontinued operations	—	—	175,000	—
Net loss applicable to common stockholders	$(2,341,140)	$(1,369,749)	$(6,707,612)	$(2,612,733)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.09)	$(0.08)	$(0.28)	$(0.16)
Income from discontinued operations	—	—	0.01	—
Net loss applicable to common stockholders	$(0.09)	$(0.08)	$(0.27)	$(0.16)
Weighted average shares outstanding
Basic and diluted	26,179,151	17,399,768	24,555,878	16,444,858

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(6,707,612)	$(2,226,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of assets	—	(19,230)
Depreciation and amortization	1,228,080	1,334,979
Bad debt expense	226,000	204,989
Gain on forgiveness of debt	(57,879)	(2,174,530)
Gain on discontinued operations	(175,000)	—
Accretion of Series C Preferred Stock	287,115	1,180,730
Loss from investment in Estel	492,026	372,330
Minority interests	(119,156)	40,743
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	425,471	(1,863,700)
Prepaid expenses and other current assets	339,831	(24,876)
Other assets	(275,181)	14,909
Accounts payable and accrued expenses	(1,408,683)	(442,684)
Liabilities of discontinued operations	(158,371)	(32,966)
Net cash used in operating activities	(5,903,359)	(3,636,121)
Cash flows from investing activities:
Purchase of property and equipment	(1,531,828)	(563,036)
Advances to Estel	(164,547)	(171,566)
Payments from Estel	116,287	—
Purchase of Jamaican joint venture, net of cash acquired	(146,486)	—
Purchase of minority interest in Efonica joint venture, net of cash acquired	(480,555)	—
Purchase of Turkey joint venture, net of cash acquired	(92,971)	—
Return of security deposits	156,136	303,988
Repayments of restricted cash	137,100	356,350
Net cash used in investing activities	(2,006,864)	(74,264)
Cash flows from financing activities
Proceeds from sale of common stock and warrants, net	23,884,533	1,277,070
Proceeds from sale of Series C preferred stock, net	—	4,630,803
Proceeds from exercise of stock options	50,250	—
Proceeds from exercise of warrants	85,144	—
Repayments of escrow advances	—	(73,060)
Payment of dividends on Series C preferred stock	(664,634)	—
Payments of long-term debt and capital lease obligations	(2,286,706)	(738,185)
Contributions to minority stockholders of joint ventures	(17,961)	(9,297)
Net cash provided by financing activities	21,050,626	5,087,331
Net increase in cash and cash equivalents	13,140,403	1,376,946
Cash and cash equivalents, beginning of period	4,368,726	3,205,645
Cash and cash equivalents, end of period	$17,509,129	$4,582,591

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$608,839	$102,438
Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases	$737,425	$760,417
Conversion of accounts payable to common stock	$—	$2,070
Note issued in settlement agreement	$—	$150,000
Credits received from sale of property and equipment	$—	$9,250
Conversion of convertible notes payable and related debt offering costs	$2,444,395	$—
Conversion of Series C preferred stock to common stock	$10,003,141	$—
Conversion of prepaid offering costs to additional paid in capital	$614,008	$—
Conversion of long-term debt to Series C preferred stock	$—	$585,360
Issuance of restricted stock for consulting services	$50,000	$—
Conversion of escrow advances to Series C preferred stock	$—	$176,620
Stock dividends issued	$—	$939,156
Stock dividends declared	$—	$385,918
Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$654,791	$—
Fair value of identifiable intangible assets	4,877,900	—
Goodwill acquired	761,143	—
Liabilities acquired	(401,504)	—
Minority interest acquired	(244,118)	—
Common stock issued excluding shares in escrow	(4,928,200)	—
Cash paid for acquisition of joint ventures, net of cash acquired	$720,012	$—

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

Basic and diluted loss per share and weighted average shares are the same for the three and nine months ended September 30, 2005 and 2004, as all securities are anti-dilutive.

Unexercised stock options to purchase 1,602,426 and 1,696,706 shares of the Company’s common stock as of September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 7,436,172 and 286,567 shares of the Company’s common stock as of September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Non-converted debt to purchase 8,929 shares of the Company’s common stock as of September 30, 2004, was not included in the computation of diluted earnings per share because the conversion of the debt would be anti-dilutive to earnings per share. Had the debt been converted, interest expense would have been reduced by approximately $15,000 during the nine months ended September 30, 2004. As of September 30, 2005, the Company did not have any outstanding convertible debt.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

If compensation expense for the Company’s stock option incentive plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(2,341,140)	$(1,369,749)	$(6,707,612)	$(2,612,733)
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(162,122)	(190,179)	(446,186)	(559,344)
Net loss applicable to common stockholders, pro forma	$(2,503,262)	$(1,559,928)	$(7,153,798)	$(3,172,077)
Loss per share:
Basic and diluted loss applicable to common stockholders, as reported	$(0.09)	$(0.08)	$(0.27)	$(0.16)
Basic and diluted loss applicable to common stockholders, pro forma	$(0.10)	$(0.09)	$(0.29)	$(0.19)

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

Efonica

During February 2005, the Company closed on its agreement to acquire the 49.8% minority interest in one of its joint ventures, Efonica from Karamco, Inc. This acquisition was completed to better enable Efonica to serve as the retail VoIP services division of Fusion, offering a full suite of VoIP solutions to customers in Asia, the Middle East, Africa, Latin America and the Caribbean. With 100% control, the Company can better leverage the significant experience and relationships of Efonica. The operating results for the 49.8% minority interest acquired are included in the consolidated statement of operations from the date of acquisition. The proforma effect of this acquisition on the statements of operations for the nine months ended September 30, 2005, is not material. The proforma effect for the nine months ended September 30, 2004, results in a reduction to minority interest of approximately $12,000 and consequently, a decrease in net loss of approximately $12,000. The purchase price will be a minimum of $5,500,000 and a maximum of $14,300,000, as adjusted for the approximate $196,000 representing Karamco’s portion of Efonica’s debt owed to the Company as of the closing date and the $500,000 which was paid in cash during February 2005, based upon a multiple of earnings achieved by Efonica during the 12-month period ending February 28, 2006 (4.5 x Efonica’s net income as adjusted for certain intracompany and other expenses). Karamco received cash of $500,000, with the balance paid in shares of common stock. The number of shares issued to Karamco was determined by the $6.45 per share initial price of the common stock at the date of the Company’s IPO. On the date of the transaction, approximately $4,400,000 worth of such shares of common stock (675,581 shares) were issued to Karamco and are being held in escrow until the final valuation of the joint venture is determined after the year ending February 28, 2006. In the event that the purchase price would be lower (based upon Efonica’s net income for that one year period) than $10,000,000, the excess of the common shares in escrow will be returned to the Company for cancellation. In the event that the purchase price would be higher than the $10,000,000 (based upon Efonica’s net income), the Company will issue Karamco additional shares of our common stock (based on the IPO price of $6.45 per share), subject to the $14,300,000 maximum.

Out of the shares issued to Karamco in June 2005, the Company registered for resale 150,000 shares of common stock. The Company was obligated to repurchase the shares from Karamco at the higher of the IPO price or the average five (5) day bid price prior to the sixtieth day after February 11, 2005 (“IPO Prospectus Date”). Karamco may not sell more than $1,000,000 worth of stock during the one-year period following the IPO Prospectus Date. If the sale of the 150,000 shares that are to be registered results in less than $1,000,000 of gross proceeds the Company must pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the registered shares and $1,000,000 (the “Difference Payment”). The Company has paid Karamco $325,000 towards the Difference Payment, which is included in other assets in the September 30, 2005, Consolidated Balance Sheet. Subsequent to September 30, 2005, the Company agreed to pay Karamco an additional Difference Payment of $105,000. In the event the Difference Payment owed is less than $430,000, Karamco shall immediately reimburse the Company for such excess. Karamco’s obligation to reimburse the Company for any excess is secured by an escrow of 50,387 shares of the Company’s common stock owned by Karamco. Karamco is owned by Roger Karam, who became the CEO of Efonica and the Company’s President of VoIP Services upon the effective date.

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

The closing of the acquisition took place on May 6, 2005. The following table summarized the estimated fair value of the assets and liabilities acquired and the minority interest on May 6, 2005:

Cash	$997
Prepaid expense and other current assets	1,880
Other assets	219,326
Accounts payable and accrued liabilities	(28,235)
Minority interest	(100,000)
$93,968

The primary net asset acquired was the license (included in other assets), which was issued on March 17, 2004, and is valid for 15 years. Consequently, the license is being amortized over the remaining term. As the transaction closed on May 6, 2005, the Consolidated Statements of Operations for the three and nine months ended September 30, 2005, include activity related to this subsidiary. The proforma effect of this acquisition is not materially different than its presentation in the Consolidated Statements of Operations.

3. Discontinued operations

During 2001, management of the Company decided to cease the operations of its domestic retail telecommunication services business lines. In connection with this decision, a liability at December 31, 2004, of approximately $984,000 remained which related to trade payables and accrued expenses. During the nine months ended September 30, 2005, the Company determined that one of the accrued liabilities is expected to be settled for $175,000 less than the amount that was accrued at December 31, 2004, which resulted in a gain on discontinued operations of $175,000.

4. Goodwill and identifiable intangible assets

The changes in the amount of goodwill for the nine months ended September 30, 2005, by reporting segment are as follows:

	VoIP to Consumers and Corporations	Internet, Managed Private Networks and Other	Total
Balance as of December 31, 2004	$—	$—	$—
Goodwill for Jamaican acquisition	—	147,419	147,419
Goodwill for purchase of Efonica minority interest	613,724	—	613,724
Balance as of September 30, 2005	$613,724	$147,419	$761,143

Identifiable intangible assets, net, as of September 30, 2005, are composed of:

Trademarks	$4,584,782
Customer list	283,850
$4,868,632

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

These identifiable intangible assets were acquired in connection with the Company's purchase of the 49.8% minority interest in its Efonica joint venture. The trademarks are not subject to amortization as they have an indefinite life. Amortization on the customer list during the three and nine months ended September 30, 2005, was $7,470 and $14,950, respectively. There was no customer list amortization during 2004. The following table presents estimated amortization expense for the remaining three months of 2005, and each of the succeeding calendar years.

2005	$7,460
2006	29,880
2007	29,880
2008	29,880
2009	29,880
Thereafter	156,870
$283,850

5. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at September 30, 2005, and December 31, 2004:

	September 30, 2005	December 31, 2004

Trade accounts payable	$5,525,437	$5,662,058
Accrued expenses	1,668,476	2,050,175
Interest payable	312,985	814,262
Dividends payable on Series C Preferred Stock	—	664,635
Deferred revenue	786,199	971,456
Other	251,899	112,102
	$8,544,996	$10,274,688

6. Long-term debt and capital lease obligations

At September 30, 2005, and December 31, 2004, components of long-term debt and capital lease obligations of the Company are comprised of the following:

			September 30, 2005	December 31, 2004

Convertible notes payable	(a	)	$—	$250,000
Demand notes payable	(b	)	—	898,931
Promissory notes payable	(c	)	150,000	150,000
Demand notes payable	(d	)	—	81,790
Promissory notes payable	(e	)	—	150,000
Promissory notes payable	(f	)	—	25,000
Promissory notes payable	(g	)	—	102,000
Promissory notes payable	(h	)	—	233,252
Convertible notes payable	(i	)	—	2,508,333
Capital lease obligation	(j	)	1,480,017	1,288,325
Total long-term debt and capital lease obligations			1,630,017	5,687,631
Less current portion			1,527,571	5,531,136
			$102,446	$156,495

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(c) During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The debt has not been repaid as of September 30, 2005, as the other party to the settlement agreement has not complied with the terms of the agreement.

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

(g) Balance at December 31, 2004, represented a loan agreement, which bore interest at 15%. During February 2005, the note was repaid in full upon completion of the Company’s IPO.

(h) The balance at December 31, 2004, relates to promissory notes to various stockholders for the purpose of resolving the Company’s capital lease debt service contract with the lessor of the equipment under lease. The notes accrued interest at 8% per annum. The balance also related to an equipment lease with a non-related party. These notes were all repaid during the nine months ended September 30, 2005.

(i) Balance at December 31, 2004, represented two convertible notes, which bore interest at 6.5% per annum. In February 2005, these notes were automatically converted into 651,515 common shares (based upon a conversion price of $3.85 per share) upon the completion of the Company’s IPO.

(j) During the nine months ended September 30, 2005, the Company entered into several equipment financing agreements totaling approximately $737,000. Other than a $45,000 agreement paid monthly, all are payable every 90 days over a 12-18 month period. The Company has imputed an interest rate of 10.0% related to these agreements. The outstanding balance of these financing agreements entered into during 2005 is approximately $480,000 at September 30, 2005. At September 30, 2005 and December 31, 2004, approximately $720,000 of the capital lease obligations were in default and accordingly have been classified as currently due.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

Upon completion of the IPO, $2.5 million of convertible debt was converted into 651,515 shares of common stock. In addition, 1,439,643 shares of common stock were issued (of which 675,581 shares are held in escrow) in connection with the Company’s acquisition of the 49.8% minority interest in Efonica (see Note 2 for further discussion). In accordance with SFAS No. 141, since 675,581 of these shares are held in escrow and this consideration is contingent on specified events in the future, these shares are not reflected as outstanding as of September 30, 2005. In addition, as discussed in Note 7, all outstanding Series C preferred stock was converted into common stock.

During the second quarter of 2005, a director exercised stock options which resulted in the issuance of 21,429 shares of common stock and two individuals exercised warrants, which resulted in the issuance of 28,572 shares of Class A common stock.

On April 19, 2005, the Company entered into a consulting service agreement. In connection with this agreement, the Company issued 11,363 shares of restricted common stock based upon a price of $4.40 per share. During the second quarter of 2005, the restricted shares have been released in accordance with the agreement. The $50,000 expense associated with these shares is being amortized over the one-year term of the agreement.

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

10. Contingencies

Legal Matters

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company’s private offerings, filed a complaint with the Denver District Court, State of Colorado ( Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion's 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to dismiss, which was granted. The plaintiffs have filed an appeal of the motion. In October 2005, the Court of Appeals denied plaintiff’s appeal without prejudice and the Company is engaging in efforts to collect upon the Company’s judgment for attorneys’ fees.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
11. Segment Information

The Company has three reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker.

The Company’s segments and their principal activities consist of the following:

Voice to Carriers — This segment includes Traditional Voice (the termination of voice telephony minutes from or to the countries served by the Company utilizing traditional Time Division Multiplexing (TDM) and “circuit-switched” technology). Typically, this will include interconnection with traditional telecommunications carriers either located internationally or those carriers that interconnect with the Company at its U.S. Points of Presence (POP) and provide service to other destinations. Voice to Carriers also includes VoIP (Voice over Internet Protocol) to Carriers, which is the termination of voice telephony minutes by the Internet rather than older circuit-switched technology. This permits far less costly and more rapid interconnection between the Company and international telecommunications carriers.

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

Operating segment information for the three months ended September 30, 2005 and 2004, is summarized as follows:

September 30, 2005	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$7,855,850	$813,365	$454,527	$—	$9,123,742
Cost of revenues (exclusive of depreciation and amortization)	$(7,442,721)	$(572,973)	$(264,384)	$—	$(8,280,078)
Depreciation and amortization	$(295,560)	$(17,379)	$(14,427)	$(31,303)	$(358,669)
Selling, general and administrative	$(1,104,801)	$(473,267)	$(148,786)	$(1,127,213)	$(2,854,067)
Other income (expense)	$(58,031)	$(5,410)	$(4,289)	$95,662	$27,932
Net income (loss)	$(1,045,263)	$(255,664)	$22,641	$(1,062,854)	$(2,341,140)
Capital expenditures	$365,606	$35,396	$19,301	$46,700	$467,003

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

September 30, 2004	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$11,526,907	$962,975	$533,489	$—	$13,023,371
Cost of revenues (exclusive of depreciation and amortization)	$(9,996,448)	$(743,711)	$(347,108)	$—	$(11,087,267)
Depreciation and amortization	$(361,461)	$(2,460)	$(39,180)	$(52,482)	$(455,583)
Selling, general and administrative	$(1,326,646)	$(152,858)	$(98,231)	$(814,536)	$(2,392,271)
Other income (expense)	$1,135,967	$(9,457)	$62,029	$(1,646,538)	$(457,999)
Net income (loss)	$978,319	$54,489	$110,999	$(2,513,556)	$(1,369,749)
Capital Expenditures	$(153,769)	$(761)	$(4,269)	$(17,644)	$(176,443)

Operating segment information for the nine months ended September 30, 2005 and 2004, is summarized as follows:

September 30, 2005	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$35,779,479	$2,996,626	$1,536,580	$—	$40,312,685
Cost of revenues (exclusive of depreciation and amortization)	$(33,858,805)	$(2,225,558)	$(897,129)	$—	$(36,981,492)
Depreciation and amortization	$(1,034,788)	$(41,605)	$(41,609)	$(110,078)	$(1,228,080)
Selling, general and administrative	$(3,937,588)	$(1,127,333)	$(432,980)	$(3,091,253)	$(8,589,154)
Other income (expense)	$(473,955)	$(20,346)	$(21,587)	$119,317	$(396,571)
Income (loss) from continuing operations	$(3,525,657)	$(418,216)	$143,275	$(3,082,014)	$(6,882,612)
Income from discontinued operations	$175,000	$—	$—	$—	$175,000
Net income (loss)	$(3,350,657)	$(418,216)	$143,275	$(3,082,014)	$(6,707,612)
Capital Expenditures	$1,223,615	$102,481	$52,549	$153,183	$1,531,828

September 30, 2004	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$35,870,799	$1,798,978	$1,659,023	$—	$39,328,800
Cost of revenues (exclusive of depreciation and amortization)	$(31,351,424)	$(1,332,343)	$(1,113,804)	$—	$(33,797,571)
Depreciation and amortization	$(1,107,015)	$(14,738)	$(79,728)	$(133,498)	$(1,334,979)
Selling, general and administrative	$(3,951,922)	$(395,196)	$(243,357)	$(2,257,887)	$(6,848,362)
Other income (expense)	$1,901,399	$(11,892)	$4,638	$(1,468,848)	$425,297
Net income (loss)	$1,361,837	$44,809	$226,772	$(3,860,233)	$(2,226,815)
Capital Expenditures	$462,135	$20,390	$24,207	$56,304	$563,036

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Assets
September 30, 2005	$7,048,593	$6,219,993	$291,241	$19,071,405	$32,631,232

December 31, 2004	$6,638,539	$547,588	$433,707	$6,042,283	$13,662,117

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective revenues. The amounts reflected as Corporate and unallocated represent those expenses that were not appropriate to allocate to each product line.

12. Subsequent Event

During November 2005, the Company entered into an agreement to acquire the assets of iFreedom Communications International Holdings Limited ("iFreedom"), which markets monthly recurring International VoIP service plans geared to meet the needs of consumers and businesses in the emerging markets. iFreedom currently has approximately 9,000 customers in over 15 countries. The purchase price will be $500,000 in cash which will go towards retiring certain liabilities of iFreedom and 1,100,000 shares of stock, of which 750,000 shares will be held in escrow and subject to a performance based earn out. The transaction is anticipated to close prior to the end of the first quarter of 2006, subject to certain conditions. The allocation of the purchase price has not yet been determined.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues	$9,123,742	$13,023,371	$40,312,685	$39,328,800
Operating expenses:
Cost of revenues	8,280,078	11,087,267	36,981,492	33,797,571
Depreciation and amortization	358,669	455,583	1,228,080	1,334,979
Selling, general and administrative	2,854,067	2,392,271	8,589,154	6,848,362
Total operating expenses	11,492,814	13,935,121	46,798,726	41,980,912

Operating Loss	(2,369,072)	(911,750)	(6,486,041)	(2,652,112)

Other income (expense):
Interest income (expense), net	107,276	(552,739)	(77,147)	(1,376,259)
Forgiveness of debt	52,539	197,934	57,879	2,174,530
Loss from investment in Estel	(192,566)	(53,420)	(492,026)	(372,330)
Other	(10,390)	(22,350)	(4,434)	40,099
Minority interests	71,073	(72,124)	119,157	(40,743)
Total other income (expense)	27,932	(457,999)	(396,571)	425,297

Loss from continuing operations	(2,341,140)	(1,369,749)	(6,882,612)	(2,226,815)
Income from discontinued operations	—	—	175,000	—
Net loss	$(2,341,140)	$(1,369,749)	$(6,707,612)	$(2,226,815)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	90.8%	85.1%	91.7%	85.9%
Depreciation and amortization	3.9%	3.5%	3.0%	3.4%
Selling, general and administrative	31.3%	18.4%	21.3%	17.4%
Total operating expenses	126.0%	107.0%	116.0%	106.7%

Operating loss	-26.0%	-7.0%	-16.0%	-6.7%

Other income (expense)
Interest income (expense), net	1.2%	-4.2%	-0.2%	-3.5%
Forgiveness of debt	0.6%	1.5%	0.1%	5.5%
Loss from investment in Estel	-2.1%	-0.4%	-1.2%	-0.9%
Other	-0.1%	0.2%	0.0%	0.1%
Minority interests	0.8%	-0.6%	0.3%	-0.1%
Total other income (expense)	0.4%	-3.5%	-1.0%	1.1%

Loss from continuing operations	-25.6%	-10.5%	-17.0%	-5.6%
Income from discontinued operations	0.0%	0.0%	0.0. %	0.0%
Net loss	-25.6%	-10.5%	-17.0%	-5.6%

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

In 2002, we established Efonica F-Z, LLC, as a retail services company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding enhance this value-added offering. We expect to add these features by the first quarter of 2006. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica.

Our increased focus on VoIP services to enterprise customers resulted in a growing upward trend for this product segment. During the first nine months of 2005, VoIP services to consumers and corporations accounted for 7.4% of our total consolidated revenue compared to 4.6% in the first nine months of 2004.

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

OPERATING EXPENSES

Our operating expenses during the nine months ended September 30, 2005 and 2004, are categorized as cost of revenues, depreciation and amortization, and selling, general and administrative expenses.

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

COMPANY HIGHLIGHTS

The following summary of significant events during the nine months ended September 30, 2005, highlights the accomplishments and events that have influenced our performance during that time period.

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

•	Conversion of Series C preferred stock - The $10.0 million liability related to the 109,962 shares of outstanding Series C preferred stock was converted into equity (3,141,838 shares of common stock).
•	VoIP to Consumers and Corporations Revenue Growth — Revenue in our VoIP to consumers and corporations segment grew 66.6% in the first nine months of 2005 over the first nine months of 2004.
•
Purchase of a Jamaica Entity — In January 2005, we concluded the purchase of a 51.0% interest in Convergent Technologies, which has international and domestic license agreements with the Jamaican government.

•	Purchase of Efonica — In February 2005, we acquired the remaining 49.8% interest in our Efonica joint venture.
•
Turkey Purchase Agreement — In May 2005, we closed on the stock purchase agreement with an entity in Turkey to acquire 75% of the shares from the existing Shareholders. This subsidiary will enable us to provide VoIP services under our Efonica brand and other Internet Services to corporation and consumers in Turkey.

•
Manufacturing and Distribution Agreement — In August 2005, we signed an agreement to partner with a leading manufacturer of VoIP and communication technology hardware devices. This partnership will focus on the development and manufacturing of a complete line of branded VoIP hardware devices that will enable consumers and corporations to access our service suite from anywhere in the world.

The information in our period-to-period comparisons below represents only our results from continuing operations.

Three Months Ended September 30, 2005, Compared with Three Months Ended September 30, 2004.

Revenues

Consolidated revenues were $9.1 million in the three months ended September 30, 2005, compared to $13.0 million in the three months ended September 30, 2004, a decrease of $3.9 million or 29.9%.

Revenues for VoIP services to consumers and corporations represented $0.2 million or 3.8% of the consolidated revenue reduction, decreasing from $1.0 million in the third quarter 2004, to $0.8 million in the third quarter 2005. As we have focused on upgrading our retail infrastructure, we have scaled back some existing customers and made a strategic decision to service a broader spectrum of customers once our infrastructure is completed. Although it will take us through the fourth quarter to complete the upgrade and fully recover on the retail services segment, once the recovery is complete, we expect to quickly ramp up the retail VoIP service revenue.

Voice services sold to carriers decreased $3.6 million or 31.8% in the third quarter of 2005, versus the third quarter of 2004. This was primarily due to decreases between the second and third quarter of some high revenue and margin traffic, which is characteristic of the significant peaks and valleys of the carrier business segment. Additionally, planned upgrades for both the Softswitch and IP Backbone resulted in some periods of network downtime, which impacted the carrier business. These upgrades, which were required in part to support and sustain the introduction of an enhanced suite of retail products and services, are anticipated to be completed in the fourth quarter.

Revenues from our Internet, Private Network & Other Services decreased $0.1 million or 14.8% from $0.5 million in the third quarter 2004, to $0.4 million in the third quarter 2005 due to the cancellation of a government contract.

Cost of Revenues

Consolidated cost of revenues decreased $2.8 million or 25.3% to $8.3 million in the third quarter of 2005 from $11.1 million in the third quarter of 2004. Approximately $2.6 million of this decrease or 91.0% was attributable to a decrease in voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations decreased $0.2 million in the third quarter 2005, from $0.8 million in the third quarter of 2004 to $0.6 million in the third quarter 2005, due to the reduction in volume mentioned above. Cost of revenues for Internet, Private Network & Other decreased $0.1 million from $0.3 million with the third quarter of 2004 to $0.2 million in the third quarter of 2005.

Consolidated gross margin decreased $1.1 million or 56.4% for the third quarter 2005 over the third quarter 2004. Gross margin for total Voice Services to Carriers accounted for virtually all of the decrease. The decline in gross margin for Voice Services to Carriers was caused primarily by price pressure sensitivity associated with the volatility of the carrier market.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased $0.1 million or 21.3% to $0.4 million during the three months ended September 30, 2005, from $0.5 million during the three months ended September 30, 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.5 million or 19.3% to $2.9 million during the three months ended September 30, 2005, from $2.4 million during the three months ended September 30, 2004. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support our growth and expansion of our infrastructure. In addition, also increasing as a result of growth and our becoming a public company in February 2005, have been our legal and professional fees, insurance expense, and advertising/marketing expenses. As a percentage of revenues, selling, general and administrative expenses increased from 18.4% during 2004 to 31.3% during 2005. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenue will begin to decline.

Operating Loss. Our operating loss increased $1.5 million or 159.8% to a loss of $2.4 million during the three months ended September 30, 2005, from a loss of $0.9 million during the three months ended September 30, 2004. The increase in operating loss was primarily attributable to both the decrease in gross margin associated with the volatility of the carrier market described above and the increase in selling, general and administrative expenses associated with infrastructure growth and public company compliance requirements.

Other Income (Expense). Total other income (expense) changed from other expense of approximately $0.5 million during the three months ended September 30, 2004, to other income of approximately $28,000 during the three months ended September 30, 2005. During the three months ended September 30, 2005, we had interest income of $0.1 million in contrast to interest expense of $0.6 million during the three months ended September 30, 2004. The 2004 period included accretion of $0.5 million (in accordance with SFAS 150) related to our then outstanding Series C preferred stock. There was no accretion during the three months ended September 30, 2005, due to this preferred stock converting to common stock in connection with our IPO. In addition, interest expense was higher during the three months ended September 30, 2004, as the Company had significant outstanding debt during this quarter (balance at September 30, 2004, was approximately $4.3 million) of which a significant portion was repaid during February 2005, in connection with our IPO (balance at September 30, 2005, was approximately $1.6 million). We also had an increase in interest income during the three months ended September 2005 versus the three months ended September 2004, as a result of our investment of the IPO proceeds. Gain on debt forgiveness decreased by $0.1 million to $0.1 million in 2005 from $0.2 million in 2004. The 2005 gain relates primarily to the settlement of general obligations where as the 2004 gain related to the settlement of network obligations, (approximately $138,000) and general obligations (approximately $60,000). The loss from investment in Estel increased $0.1 million to $0.2 million during the three months ended September 30, 2005 from $0.1 million in 2004. Minority interest changed from $(0.1) million during 2004 to $0.1 million during 2005.

Net Loss. The primary factors impacting our net loss for the three months ended September 30, 2005, were a decrease in gross margin, an increase in selling, general and administrative, an increase in loss from our investment in Estel, the reduction in forgiveness of debt, net with an improvement in interest income (expense) net.

Nine Months Ended September 30, 2005, Compared with Nine Months Ended September 30, 2004.

Revenues

Consolidated revenues increased $1.0 million or 2.5% to approximately $40.3 million in the nine months ended September 30, 2005, compared to $39.3 million in the nine months ended September 30, 2004. Revenues for VoIP services to consumers and corporations represented $1.2 million or 121.7% of the consolidated revenue growth, increasing from $1.8 million in the nine months ended September 30, 2004, to $3.0 million in the nine months ended September 30, 2005, mainly due to the growth of Efonica.

Revenues for Voice services sold to carriers decreased $0.1 million or .25% in the nine months ended September 30, 2005, versus the nine months ended September 30, 2004. This decrease represented 9.3% of the consolidated revenue growth for the quarter. During the nine months ended September 30, 2005, growth in revenues for Voice services sold to carriers was impacted by a combination of technical difficulties associated with the migration to the new Softswitch, and the peaks and valleys of the carrier business. Additionally, the time and effort spent in upgrading the infrastructure impacted the productivity of the carrier business.

Revenues from our Internet, Private Network & Other Services decreased $0.1 million from 1.6 million in the first nine months in 2004 to $1.5 million in the first nine months of 2005, due to the cancellation of a government contract.

Cost of Revenues

Consolidated cost of revenues increased $3.2 million or 9.4% to $37.0 million in the nine months ended September 30, 2005, from $33.8 million in the nine months ended September 30, 2004. Approximately $2.5 million of this increase was attributable to an increase in voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations grew $0.9 million in the nine months ended September 30, 2005, from $1.3 million to $2.2 million, due primarily to the rapid growth in that revenue base. Cost of revenues for Internet, Private Network & Other decreased $0.2 million or 19.5% to $0.9 million for the nine months ended September 30, 2005 from $1.1 million for the nine months ended September 30, 2004, due to negotiated cost reductions for government contracts.

Consolidated gross margin decreased $2.2 million for the nine months ended September 2005 over 2004. Gross margin for total Voice services to carriers decreased by $2.6 million, which was partially offset by an improvement in the gross margin for VoIP services to consumers and corporations of $0.3 million. In addition, we had a decrease in gross margin for Internet, Private Networks and Other of $0.1 million.

The decline in gross margin for Voice services to carriers was primarily related to the technical difficulties associated with the migration to the Softswitch technology, which adversely impacted our ability to route traffic to the least cost provider, specifically for the first quarter of 2005, as well as impact of peaks and valleys of the carrier business.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased by $ 0.1 million or 8.0 % to $ 1.2 million during the nine months ended September 30, 2005, from $1.3 million during the nine months ended September 30, 2004. Although our fixed assets increased as a result of assets added during 2004 and the first nine months of 2005, including the new Softswitch, our depreciation decreased as a result of certain assets becoming fully depreciated during 2004 and the first three quarters of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.7 million or 25.4 % to $8.6 million during the nine months ended September 30, 2005, from $6.8 million during the nine months ended September 30, 2004. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support the growth and expansion of our infrastructure. In addition, also increasing as a result of growth and our becoming a public company in February 2005, have been our legal and professional fees, advertising/marketing expenses, and insurance expense. As a percentage of revenues, selling, general and administrative expenses increased from 17.4 % during 2004, to 21.3 % during 2005. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenue will begin to decline.

Operating Loss. Our operating loss increased $3.8 million or 144.6 % to a loss of $6.5 million during the nine months ended September 30, 2005, from a loss of $2.7 million during the nine months ended September 30, 2004. The increase in operating loss was primarily attributable to both the decrease in gross margin and the increase in selling, general and administrative expenses associated with infrastructure growth and public company compliance requirements.

Other Income (Expense). Total other income (expense) changed from other income of approximately $0.4 million during the nine months ended September 30, 2004, to other expense of $0.4 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we had interest expense of $0.1million in contrast to interest expense of $1.4 million during the nine months ended September 30, 2004. The $1.4 million interest expense, net for the nine months ended September 30, 2004, included accretion of $1.2 million (in accordance with SFAS 150) related to the then outstanding Series C preferred stock. The $0.1 million interest expense, net for the nine months ended September 30, 2005, included only $0.3 million of accretion since all Series C preferred stock was converted to common stock in connection with our February 2005 IPO. Consequently, accretion ceased and only includes accretion for the period between January 1, 2005 and February 17, 2005. In addition, interest expense was higher during the nine months ended September 30, 2004, as the Company had a significant outstanding debt during 2004 (balance at September 30, 2004, was approximately $4.3 million) of which a significant portion was repaid (balance at September 30, 2005, was approximately $1.6 million) during February 2005 in connection with the IPO. We also had increased interest income during the nine months ended September 30, 2005 versus 2004, as a result of our investment of the IPO proceeds. Gain on debt forgiveness decreased in 2005 by $2.1 million to $0.1 million from $2.2 million during 2004. The 2004 gain on debt forgiveness was attributed to $0.2 million of settlements of capital lease obligations, $0.4 million of settlement of general obligations and $1.6 million of settlements of network obligations. The loss from investment in Estel increased $0.1 million to $0.5 million during the nine months ended September 30, 2005, from $0.4 million during the nine months ended September 30, 2004. Minority interest increased approximately $160,000 to $119,000 during the nine months ended September 30, 2005, from $(41,000) during the nine months ended September 30, 2004.

Net Loss. The primary factors impacting our net loss for the nine months ended September 30, 2005, were a decrease in gross margin, an increase in selling, general and administrative, and the reduction in forgiveness of debt net with a decrease in interest expense and an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we have not generated positive cash flows from operations. As of September 30, 2005, we had an accumulated deficit of approximately $85.3 million. During February 2005, we closed on our initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Net proceeds of the offering were approximately $20.4 million. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2.9 million in net proceeds from the closing on the over-allotment option. As a result of an IPO offering, we have total stockholders’ equity at September 30, 2005, of approximately $20.8 million. In addition, as a result of our offering, we converted $2.5 million of convertible debt into 651,515 shares of common stock and we repaid approximately $1.5 million in outstanding debt and $0.6 million of accrued interest. In addition, 109,962 shares of outstanding Series C preferred stock were converted into 3,141,838 shares of common stock.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Nine months ended September 30,
	2005	2004

Cash used in operating activities	$(5,903,359)	$(3,636,121)
Cash used in investing activities	(2,006,864)	(74,264)
Cash provided by financing activities	21,050,626	5,087,331
Increase in cash and cash equivalents	13,140,403	1,376,946
Cash and cash equivalents, beginning of period	4,368,726	3,205,645
Cash and cash equivalents, end of period	$17,509,129	$4,582,591

Our cash flow results have historically been and continue to be impacted by the costs associated with implementing the new corporate strategy focusing our resources on VoIP and the emerging international markets, as we completed our exit from the more highly competitive, infrastructure dependent business that previously characterized us. During the first quarter of 2005, we largely completed the transition and integration to the Softswitch. Therefore, we have only recently completed the deployment of our packet-based network infrastructure. We are currently in the process of upgrading our retail infrastructure. Because certain of our costs are fixed, we would expect that as our revenues increase, total expenses would represent a smaller percentage of our revenues.

Source of Liquidity

As of September 30, 2005, as a result of our first quarter IPO, we had cash and cash equivalents of approximately $17.5 million. In addition, as of September 30, 2005, we had approximately $0.2 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through September 30, 2005, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our February 2005 IPO and prior to 2005, the private placement of approximately $52.2 million of equity securities and $21.6 million from the issuance of notes. In addition, since inception we have financed the acquisition of $7.5 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $1.5 million and $0.6 million during the nine months ended September 30, 2005 and 2004, respectively. We expect our cash capital expenditures to be approximately $0.5 million for the three months ending December 31, 2005. The 2005 capital expenditures include network expansion, purchase of additional software for expanded product offerings, new international deployments and customer premise equipment.

We also spent approximately $1.0 million during the nine months ended September 30, 2005 on our international acquisitions (includes the $325,000 Difference Payment discussed in Note 2 to the consolidated financial statements). Cash used in operations was approximately $5.9 million and $3.6 million during the nine months ended September 30, 2005 and 2004, respectively. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. The increase in cash used in operations during the nine months ended September 30, 2005 is primarily attributed to the increase in net loss. The transition to the Softswitch has contributed to the net loss during the nine months ended September 30, 2005. We believe the transition issues are largely behind us and expect improved financial results in the future resulting from expected growth in our retail VoIP service revenues during the next few months.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

We intend to fund corporate overhead, including management salaries from the working capital that we have raised from our IPO.

Debt Service Requirements

As a result of our IPO, we repaid a majority of our outstanding debt and converted $2.5 million in convertible notes payable to common stock. In addition, approximately $10.0 million of our Series C preferred stock was converted into common stock. As a result, at September 30, 2005, our debt balance decreased significantly to approximately $1.6 million comprised primarily of $1.5 million in capital leases. All of this debt, other than approximately $0.1 million is due during the 12 months ending June 30, 2006. Our interest expense has decreased significantly and will continue to be less than prior years due to the following factors:

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

Capital Instruments

As of September 30, 2005, the only outstanding stock we had is our two classes of Common Stock.

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

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses are associated with the network backbone connectivity to our switch facilities. These would consist of hubbing charges at our New York switch facility that allow other carriers to send traffic to our switch, satellite or cable charges to connect to our international network, or Internet connectivity charges to connect customers or vendors to our switch via the public Internet, a portion of which are variable costs. The other category of fixed expenses is associated with charges that are dedicated point-to-point connections to specific customers (both private line and Internet access).

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

At September 30, 2005, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At September 30, 2005, we were not subject to interest rate risk as all of our current debt at September 30, 2005 is at fixed interest rates. During the nine months ended September 30, 2005, we conducted substantially all of our business in the United States dollar. The reporting currency for our financial statements has been the United States dollar and the functional currency for our subsidiaries has been the U.S. dollar. However, in connection with our Joint Ventures in Jamaica and Turkey, we likely will be conducting a percentage of our business in other foreign currencies in the future that could have an adverse impact on our future results of operations. In addition, we might enter into other foreign joint ventures in the future, which might conduct business in other foreign currencies that could have an adverse impact on our future results of operations.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Fusion Telecommunications International, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company’s private offerings; filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion's 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to dismiss, which was granted. The plaintiffs have filed an appeal of the motion. In October 2005, the Court of Appeals denied plaintiff’s appeal without prejudice and the Company is engaging in efforts to collect upon the Company’s judgment for attorneys’ fees.

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

None.

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

As of September 30, 2005, approximately $2.0 million of the net proceeds received by the Company was used to repay outstanding debt and capital leases, and $0.6 million was used to repay accrued interest. Approximately $1.5 million was used to purchase property and equipment and $0.9 million was used in connection with the Company’s purchase of the minority interest in its Efonica joint venture and the Company’s investment in a Turkey joint venture.

Of these payments, principal and accrued interest in respect of indebtedness to the Company was repaid as follows: approximately $1.1 million to Marvin S. Rosen, Chairman of the Board and Chief Executive Officer, $0.8 million to Philip Turits, Secretary, Treasurer and Director, $0.2 million to Evelyn Langlieb Greer, Director.

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

FUSION TELECOMMUNICATION INTERNATIONAL, INC.

Dated: November 14, 2005	By: /s/ Marvin S. Rosen
Marvin S. Rosen
Chairman of the Board and Chief Executive Officer

Dated: November 14, 2005	By: /s/ Barbara Hughes
Barbara Hughes
Vice President of Finance
and Principal Accounting and Financial Officer