Form 10-K
period 2005-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2006-03-31
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file Number: 000-32421

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)

Delaware	58-2342021
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

420 Lexington Avenue, Suite 518
New York, New York 10170	10170
(Address of principal executive offices)	(Zip code)

(212) 972-2000

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	American Stock Exchange
Redeemable Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if he registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange act rule 12b-2). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing price of the common stock as reported by the American Stock Exchange on March 24, 2006, was $49,869,210. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant’s common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

The number of shares outstanding of the Registrant’s capital stock as of March 24, 2006, is as follows:

Title of each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	26,869,211
Redeemable Common Stock Purchase Warrants	7,281,838

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held in 2006.

2005 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1. BUSINESS

Overview

Fusion Telecommunications International, Inc. (the “Company”, “we”, “our”, “us”) seeks to become a leading provider of Voice over Internet Protocol (VoIP) to, from, in and between emerging markets in Asia, the Middle East, Africa, the Caribbean, and Latin America. We currently market VoIP services to consumers, corporations, government entities, Internet service providers, distribution partners and telecommunications carriers.

Through our key assets of market knowledge, technical expertise and strategic relationships, we believe we are poised to:

•
Capitalize upon the growth in VoIP, a market that Insight Research Corporation expects to grow from $82 billion in 2005 to nearly $197 billion by 2007 and expand our international penetration of VoIP applications to consumers and corporations;

•	Deliver a customized VoIP service designed to meet the needs of the emerging markets and communities of interest worldwide;
•	Expand into the free service market space with the introduction of a new service offering;
•	Establish our company as an “early mover” in target markets;
•	Continue to expand the number of partnerships globally to facilitate the distribution of our VoIP services; and
•	Acquire additional communications licenses through existing and new strategic relationships.

We target markets that we believe have: (i) barriers to entry, (ii) substantial growth prospects, (iii) an increasing number of corporations operating within them, (iv) high cost of telecommunications services, and (v) a substantial quantity of voice and data traffic between the developed world (e.g., the United States and United Kingdom) and other countries within our target markets. In select emerging markets, we will deploy network facilities in order to connect that country to the United States.

We currently provide services to customers in over 45 countries. We believe that by using local partners in select markets, we can best distribute our services while providing a high level of local customer support.

Services

To date, we derive a significant portion of our revenues primarily from U.S.-based carriers requiring VoIP connectivity to emerging markets. As we continue to execute our strategy, we anticipate a larger number of non-U.S. based customers. We are currently seeking to expand our retail VoIP revenue stream to consumers and corporations by providing our services to, from, in and between emerging markets, which to date, have not generated material revenues for us. We deliver our VoIP services directly to end-users and through partnerships with companies that distribute and support our services locally. We also deliver our services through joint ventures.

We have service contracts with our customers, including carriers, corporations, government entities and consumers. Our contracts with carriers typically have a one-year renewable term, with no minimum volume per month, and allow the customer to terminate without penalty. Our contracts with corporate customers are typically for a one-year term, and have an early cancellation penalty. Our government contracts are typically one year, and are terminable at the government’s option without penalty. For the years ended December 31, 2005, 2004, and 2003, the Telco Group accounted for 11.3%, 13.3%, 13.7%, respectively, of our total revenues. In addition, for the year ended December 31, 2005, Qwest accounted for 15.7% of our total revenues.

We have tailored our service offerings to meet the needs of our target customers requiring services to, from, in and between emerging markets.

•
VoIP: Our VoIP carrier and VoIP retail services, combined, have accounted for the majority of our revenues in 2005 and 2004. Our retail VoIP service enables customers, typically for a lower cost than traditional telephony, to place voice calls anywhere in the world using their personal computer, Internet protocol phone or regular telephone when accompanied by a hardware device. VoIP services utilize the Internet as opposed to circuit switching (traditional telephony technology), thereby offering cost savings to customers. These services are primarily offered under our retail brand efonica directly to consumers, corporations, distribution partners, carriers or Internet Service Providers around the world. In select cases, we will also provide co-branded and private label solutions. Our services can be used through the PC, an IP phone or a regular phone when connected to an adapter, and are offered to customers located in Asia, the Middle East, Africa, and Latin America, and we are currently expanding into the Caribbean. In the second quarter of 2006, we expect to roll out a free VoIP service designed to meet the needs of the free service segment of the market, as well as other advanced services.

Additionally, we enter into VoIP interconnect agreements with telecommunications carriers worldwide. These agreements enable us to terminate traffic into a country and in some cases originate traffic from that country through the telecommunications carrier. We use capacity on these networks to carry our own retail traffic in addition to selling capacity to other carriers desiring voice termination to that destination. As we grow, we expect to use an increasing percentage of our capacity for higher margin retail traffic.

•
Internet Access and Managed Private Networks: We offer Internet access and managed private networks on a limited basis. We look to create partnerships with Internet Service Providers to bundle VoIP with Internet access, as well as offer these services to corporations and carriers. We offer peering with multiple tier-one Internet backbone providers utilizing an intelligent routing capability. This ensures efficiency, speed and reliability. The tier-one providers we utilize own or control a national network that trades traffic with other national providers. This traffic trading is referred to as “peering”. A tier-one provider can carry its own Internet traffic across the country and hand it off at any one of the public or private hand-off locations known as “peering points,” metropolitan access points or national access points. In regions where we do not own network facilities, we utilize other carriers’ facilities. We offer managed end-to-end networks that typically connect multi-national corporations in emerging markets with locations in other countries. We also market this service to software developers, call centers, and telemarketing facilities, all of which rely on high quality, reliable service. In markets where we do not have network facilities deployed, we utilize other carriers’ networks, allowing us to provide an integrated global network that can connect a customer to virtually anywhere in the world. We also offer services on a private label basis as a subcontractor for other communication carriers that are seeking Internet access in, or network connectivity to, countries that they do not otherwise service.

•
Co-location: We offer facility co-location services to other communication service providers, enabling them to co-locate their equipment within our facility, or lease a portion of our equipment. Often, we provide wholesale services to the parties who co-locate with us.

Our segments and their principal activities consist of the following:

Voice Services to Carriers — Voice to Carriers includes VoIP to Carriers, which is the termination of voice telephony minutes by the Internet rather than older circuit-switched technology. VoIP permits a less costly and more rapid interconnection between our network and international telecommunications carriers. This segment also includes Traditional Voice (the termination of voice telephony minutes from or to the countries we serve, utilizing traditional Time Division Multiplexing (TDM) and “circuit-switched” technology). Typically, this will include interconnection with traditional telecommunications carriers either located internationally or those carriers that interconnect with us at its U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

VoIP to Consumers and Corporations — We provide VoIP services targeted to end-users and corporations, primarily through our efonica brand. We offer services that permit consumers or corporations to originate calls via IP telephones or telephone systems that use the Internet for completion to standard telephone lines anywhere in the world. We also provide PC-to-Phone service that utilizes the Internet to allow consumers to use their personal computers to place calls to the telephone of their destination party.

Internet, Private Networks & Other — We provide Internet connectivity to telecommunications carriers, Internet service providers, government entities, and multinational customers via our POPs in the US, India and through our partners elsewhere. We also offer point-to-point private lines, virtual private networking, and call center communications services to customers in our target markets.

Growth Strategy

Strategy: Our strategy is to provide a full suite of VoIP services to consumers and corporations in the emerging markets and to the international communities of interest around the world. We look to create local partnerships to facilitate distribution of our services within our target countries. We also look to create global partnerships to facilitate global distribution of our services.

The details of our strategy include:

•	Market Customized VoIP Calling Plans to Consumers, Corporations and Enterprises

Our key service offering is VoIP, which allows us to offer feature-rich, prepaid and monthly subscription Internet-based telephone services at competitive prices to any consumer or business with broadband or dial-up Internet access. Quality levels, which had once been a significant issue, are fast approaching those associated with traditional voice transmission. We typically market our VoIP services to corporations and consumers through an in-country distribution partner. Many of our target markets have different cultures, calling patterns, and payment options requirements. Our marketing strategy focuses on delivering customized VoIP calling plans, feature packages and payment option to meet the needs of the target market and communities of interest around the world. We intend to build upon our market position in the international VoIP business to selectively market our VoIP services to the enterprise market. We believe that the ability to deliver global Internet access and managed private networks and other Internet-based services to multinational businesses are important capabilities in allowing us to address this market segment.

•	Establish Local Partners for In-Country Distribution and Support

We believe that working with strong partners allows us to best distribute services and attract, retain and support customers. We seek to develop partnership arrangements in each of our markets. Local partners offer advantages since their existing infrastructure, sales distribution channels, and technical support can be utilized, while simultaneously reducing capital needed to enter the market. We seek to partner with companies that have access to a customer base, whether online or otherwise, such as Internet service providers, wireless Internet access providers, licensed carriers, online retailers, electronics outlets, and hardware manufacturers. We intend to work with our partners to enable them to distribute and support our products and services. In select cases, we offer a co-branded or private label option. Our private label alternative enables our partners to market our products, technology platform and global reach under their own brand. This alternative is ideal for partners that do not have the capital, expertise and technology platform required to deliver our services but want to build their own brand. Local partners also offer critical insights into the regulatory environment and are familiar with the specific cultural nuances of their region. Additionally, we anticipate that prior to the rollout of any new services, our partners will work with us, contributing market intelligence to ensure a successful introduction of new products.

•	Deploy Proprietary Directed SIP Peer-to-Peer Technology to Provide Free VoIP Calling Between Customers

We are deploying proprietary directed Session Initiated Protocol (SIP). SIP Peer-to-Peer technology will allow us to offer free VoIP calling between customers. This directed peer-to-peer technology will allow Internet phone connections between enabled devices without the need to route the calls through a network of third-party computers, as typically occurs in a peer-to-peer environment. We intend to provide a VoIP service that works with standard SIP equipment. This will enable customers to make calls between any combination of computers, Internet connected telephones, wireless devices, and other SIP-enabled hardware. We believe that this technology provides several advantages when compared to other peer-to-peer telephony approaches. It is based on open standards and is designed to be interoperable with new technologies as they emerge. We plan to offer customers using our free service, a selection of optional features and calling plans for purchase.

•	Deploy a Carrier Grade Network Infrastructure

We have built a highly scalable network and back office infrastructure to deliver our services. We utilize the latest Softswitch technology for routing VoIP and TDM calls to off-net customers.

We are developing and deploying back-office systems and services platforms that will enable us to offer our customers a wide array of services and features including comprehensive feature packages, pre-paid subscription-based calling plans, and free on-net calling. The development of this extensive scalable back office will also serve to reduce our dependence on other communication carriers. We believe our focus on being a carrier grade VoIP service provider enables us to deliver the quality of service required by our customers.

•	Develop International Interconnections to Carriers

We seek to enter into relationships with in-country carriers to transport voice traffic to and/or from that country. We believe that we have established our presence in the voice markets due to (i) direct interconnections to postal telephone and telegraph companies and other licensed carriers, which typically provide higher quality transmission than the services offered by gray market operators, and (ii) competitive pricing. We believe that carriers seeking to access these markets will increasingly want to work with companies that have established relationships with postal telephone and telegraph companies and other licensed carriers, as opposed to quasi-legal operators who divert long distance traffic and revenue from those carriers. We believe gray market operators generally provide poorer quality and reliability. In several markets, we receive inbound traffic from the postal telephone and telegraph company and other licensed carriers that tend to produce higher margins than our outbound carrier voice services. We believe this inbound traffic from postal telephone and telegraph companies and other licensed carriers, strengthens our ability to ensure favorable contractual arrangements. We will use capacity on our international voice networks to carry our own retail traffic in addition to selling capacity to other carriers desiring termination to that specific destination. Although there are significant peaks and valleys in the carrier revenue stream, we believe it is important to our success in the retail market to keep our cost basis low and our quality high. As we progress in the execution of our business plan, we intend to use a greater percentage of our network capacity to carry higher margin retail traffic.

•	Exploit Communication Patterns Among and Between Our Markets

We look to provide connectivity to, from, in and between our emerging markets. We seek to create international interconnections with global carriers to carry our international traffic. We are targeting customers in synergistic markets to leverage the communities of interest by providing customized calling and feature service plans designed to meet the needs of ethnic communities around the world. Our regional marketing plan is focused on the emerging market communities of interest around the world. We are also seeing demand from business customers for multi-country connectivity such as a U.S. corporation seeking connectivity to India, China, and the Philippines from one provider. We also believe that traffic among emerging markets is less susceptible to price and margin erosion than traffic among developed countries.

•	Provide Equipment Customized to Meet Needs of Customers in the Emerging Markets and Communities of Interest

In addition to providing services that work with commonly available VoIP hardware, we are developing a line of VoIP hardware devices with features and functionality customized to meet the needs of the emerging markets and communities of interest. Initially, these include an Asynchronous Terminal Adapter (ATA), IP Phone, and USB phone. The ATA is planned to be available in the second quarter of 2006, and the other devices will be rolled out subsequently. We also intend to introduce a Wireless Internet Access (Wi-Fi)  Phone and Pocket PC. We believe that we will realize advantages from manufacturing our own hardware since this affords us the opportunity to customize the features, functionality and appearance of the devices to create unique solutions as well as reducing our cost of hardware.

Marketing

Our VoIP marketing strategy focuses on delivering customized calling plans, feature packages and payment options to meet the needs of emerging market and ethnic communities around the world. Our VoIP service works with a broadband or a dial-up connection to the Internet, a capability that we believe has been ignored by many VoIP service providers. We believe this service delivery flexibility is very important since approximately 70% of the world’s Internet users still connect through dial-up.

We market VoIP services to consumers, corporations, Internet Service Providers, cable operators and carriers through direct sales or distribution partners. Internet access and private network solutions are marketed through direct and alternate distribution channels.

We market our services via a variety of distribution channels, including:

•
Direct Sales and Regional Management—We have a direct sales force that sells our products and services to corporations and carriers. We also have regional sales management that focuses on Latin America, Asia, Africa, the Middle East and the Caribbean. The regional executives manage and grow existing revenue streams from partners and defined strategic accounts, identify and develop new partnerships, develop strategies for market penetration, identify new market opportunities, and coordinate internal support activities.

•
Agents—We use independent sales agents to sell our services. Our sales agents are compensated on a commission-based structure. We typically control the product, pricing, branding, technical and secondary level customer support, billing and collections.

•
Partnerships—We seek to develop partnership arrangements in each of our markets with companies that are able to distribute and support our services. These partners can be ISPs, retail store chains, carriers, cable operators and other distribution companies. In addition to local distribution and support, our partners may provide or arrange for last mile connectivity required for the delivery of local Internet access and private networks. We also focus on the development of global partnerships that have multi-country distribution capabilities.

•
Strategic Ventures—We enter into agreements with other companies to market and distribute each other’s products and services to the customer and prospect base of the other. The providing party usually will support and bill its own products. Depending on the strategic venture, we may pay or receive a commission, share revenue and/or profits with each other.

Manufacturing and Distribution Agreement

In August 2005, we signed an agreement to partner with a leading manufacturer of VoIP and communication hardware technology devices based in Asia to develop a line of branded consumer hardware devices. The partnership will focus on the development and manufacturing of a complete line of branded VoIP hardware devices that will enable consumers and corporations to access our service suite from anywhere in the world. Dealing directly with the manufacturer will give us the ability to more rapidly respond to high volume orders, reduce the cost of the hardware, and address the initial cost hurdle for customer adoption by offering lower priced options. We also intend to customize the hardware design, features and functionality to meet the needs of our customers communicating to, from, in and between the emerging markets. We plan on introducing an ATA by the end of the second quarter of 2006.

Efonica

Efonica was incorporated in the Technology, Electronic Commerce and Media Free Zone in Dubai, United Arab Emirates and entered into a joint venture agreement with us in 2002.

In January 2005, we entered into an agreement to acquire the remaining 49.8% minority interest in Efonica from Karamco, Inc., which was contingent upon the successful completion of our initial public offering by March 1, 2005. As our IPO was completed by this date, the Efonica transaction closed on February 18, 2005. The purchase price was $9,785,700 representing Karamco’s portion of Efonica’s debt owed to us as of the closing date and the $500,000, which was paid in cash in February 2005 to Karamco with the balance paid in shares of common stock. The number of shares issued to Karamco was determined by the $6.45 per share initial price of the common stock at the date of the IPO.

Approximately $4.4 million worth of such common stock (675,581 shares) issued to Karamco is being held in escrow (the “Escrow Shares”). In March 2006, the Escrow Shares were released to Karamco subject to a lock-up period until February 15, 2007.

Out of the shares to be issued to Karamco, we agreed to register for resale 150,000 shares of common stock and a registration statement covering such shares was declared effective on June 21, 2005 (the “Registered Shares”). If the sale of the 150,000 shares that were registered results in less than $1 million of gross proceeds within 365 days of the effectiveness of the registration statement, we are required to pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the Registered Shares and $1,000,000. At December 31, 2005, the Company has paid Karamco $430,000 towards the difference payment (“Difference Payment”). In the event the Difference Payment is less than $430,000, Karamco is obligated to reimburse for such excess and this obligation is secured by 50,387 shares held in escrow.

Roger Karam, who became our President of VoIP Services upon the effective date of the IPO, owns Karamco.

Efonica F-Z, LLC is presently integrated with the rest of our organization and efonica is serving as our VoIP division brand name.

iFreedom

On November 14, 2005, we entered into an agreement to acquire the assets of iFreedom Communications International Holdings Limited (“iFreedom”), and a number of its subsidiaries, an entity that markets monthly recurring international VoIP service plans geared to meet the needs of consumers and businesses in the emerging markets. The agreement provided for a purchase price of $500,000 in cash, and 1,100,000 shares of stock, of which 750,000 shares were to be held in escrow and were subject to a performance based earn out. Under the terms of the agreement, we would have acquired iFreedom’s customer base as well as operations in Hong Kong, the Philippines, Malaysia, the United Kingdom, and the United States. As certain closing conditions have not yet been met by iFreedom, the parties have been working in good faith to renegotiate the terms and conditions of the transaction and have reached a proposed resolution.  Fusion  now plans to acquire iFreedom's operations in Malaysia and the Philippines.  In addition, Fusion would hire certain of iFreedom’s employees and potentially acquire certain other assets. The purchase price is expected to be $500,000 in cash, which may go towards satisfying certain liabilities iFreedom owes to Fusion as described below, and 750,000 shares of common stock, of which 350,000 shares would be held in escrow subject to a performance based earn out. We anticipate executing a formal agreement documenting this new understanding, although there can be no assurance that such an agreement will be signed, what parties will be included, or that the above stated terms will be included.

We have been providing termination services to iFreedom, which services have aggregated charges of approximately $216,000 as of December 31, 2005. iFreedom has entered into a non-interest bearing Note with respect to these charges in the principal amount of $463,098, which will increase for charges subsequent to March 20, 2005. The Security Agreement with respect to the Note has not been entered into. It is expected that up to $500,000 in principal of this Note will be offset at closing in lieu of cash due. We expect to resolve this outstanding receivable at closing, but can make no assurance all or any of the receivable will be paid.

Joint Ventures

We enter into formal joint venture agreements with certain partners and have established four joint ventures to market and provide our services. The profits of each joint venture agreement are typically allocated according to percentage of equity ownership.

The terms of each non-joint venture partnership or distribution agreement are different by partner but in general provide for a revenue or profit sharing arrangement.

India

In March 2000, we entered into a joint venture agreement with Communications Ventures India Pvt. Ltd. to form an entity named Estel Communication Pvt. Ltd. Estel is organized and existing under the laws of India and has its office in New Delhi, India. We own 49% of the joint venture and have voting rights in another 1.01%, which in turn gives us an indirect 50.01% voting control in the joint venture. Estel is in the business of selling and supporting VoIP, private networks and Internet access in India. The joint venture has been funded primarily by us. Our joint venture partner has had a lack of resources necessary to make investments to grow our operations or fund its commitments to us. As of December 31, 2005 and 2004, the amounts due from Estel were approximately $29,000 and $118,000, which is net of an allowance of $834,000 and $644,000, respectively.

Pakistan

In July 2002, we acquired a 75% equity interest in a joint venture with Turner Hill Investments, L.P. (“Turner Hill”), a foreign limited partnership, to provide VoIP services for calls terminating to the dominant telecommunications carrier in Pakistan. Turner Hill subsequently assigned its interest to Braddon Corporate Holdings Limited (“Braddon”). During 2003 and 2002, we contributed certain telecommunications equipment and advances aggregating approximately $0.3 million and $0.7 million, respectively, to the joint venture in exchange for its equity interest in the new joint venture. The joint venture operated out of facilities provided by Braddon and began providing VoIP service in November 2002.

Due to a change in market conditions, the termination of incoming VoIP traffic into Pakistan was no longer advantageous to us and we decided to cease operations with Braddon.

On November 30, 2005 we terminated the non-exclusive service agreement that we had entered into in connection with the joint venture with Pakistan Telecommunications Ltd. (“PTCL”), a public limited company incorporated under the laws of Pakistan, under which PTCL would provide for the termination of incoming VoIP traffic into Pakistan from the United States and Europe.

We intend to continue to offer our other services in Pakistan.

Jamaica

On December 16, 2004, we entered into an agreement to acquire 51% of the common stock of a Jamaican telecommunications company in exchange for $150,000. The company currently holds international and domestic carrier license agreements with the Jamaican government, which enable it to operate as an international carrier through 2013 and as a domestic carrier through 2018. The closing of this acquisition took place on January 11, 2005. We deployed equipment in Jamaica in the third quarter of 2005, and are currently operational. We are currently offering select corporate services, and will begin selling our full suite of VoIP and other Internet services once our retail service rollout is complete.

Turkey

On March 8, 2005, through a wholly owned subsidiary, Fusion Turkey, LLC, we entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve Iletisim Hizmetleri San.Tic.A.S. (“LDTS”) from the existing shareholders. The transaction closed on May 6, 2005 following receipt of approval from the Turkish Telecom Authority. Fusion acquired the shares for approximately $131,000 cash and the posting of a bank guarantee of $251,000. LDTS possesses a Type 2 telecommunications license approved by the Turkish Telecom Authority. This license will permit Fusion to offer VoIP services under its efonica brand and other Internet services to corporations and consumers in Turkey. Given the changing dynamics of the Turkish market and regulatory framework, we continue to work towards the deployment of IP services but we have found it unnecessary to build-out a network in Turkey as originally planned. We will begin offering services in Turkey in the second quarter of 2006, once our retail service rollout is launched.

Network Strategy

Our network strategy incorporates a packet switched platform capable of interfacing with Internet protocols and other platforms including Time Division Multiplexing (TDM). This is key to providing the flexibility needed to accommodate the many protocols used to transport voice and data today. We continually evaluate, and where appropriate, deploy additional communications technologies such as Multi-Protocol Label Switching (MPLS) and Any Transport over MPLS (ATOM), which handle information transport in a more efficient fashion than other earlier technologies such as frame relay and ATM.

The core of our network design is a packet-based switching system that accommodates VoIP and traditional voice, Internet, data and video services. Packet-based networking is considerably more efficient than circuit-switched systems because it can disperse packets (information) in many directions and then reassemble them at the destination. This makes much more efficient use of available facilities when compared to circuit-based systems. We believe that this design offers an extensible platform to support envisioned growth. The network design is intended to embrace emerging technologies as they become available. The network architecture is highly distributable and supports geographical expansion outside of the United States and, if necessary, can deliver packet technology to every part of the network.

We are currently using a Veraz “Softswitch”, ECI I-Gate, Cisco, and Nuera Orca media gateways, and carrier class Cisco routers and switches on a fiber-based gigabit Ethernet backbone to transport voice, data, video, and Internet traffic. Softswitch is a generic term that refers to a new generation of telecommunications switching equipment that is entirely computerized and based on software processes that execute entirely on off-the-shelf servers. This provides us with call control and routing capabilities to further enhance services and performance available to our clients.

We have deployed back-office systems and services platforms that will enable us to offer our customers a wide-array of VoIP services and features, including subscription-based calling plans, free on-net calling via a directed SIP peer-to-peer services platform, advanced feature packages, conferencing, and unified messaging. This development of an extensive scalable back-office will also serve to reduce our dependence on other communication carriers.

We have completed the initial infrastructure build out of the major network elements and are currently in the process of finalizing the development, integration and testing of our new services and have live beta customers using these services. We anticipate that our retail service rollout will be launched prior to the end of the second quarter of 2006.

We recently acquired proprietary intellectual property of a Directed SIP Peer-to-Peer (DSP) technology that will allow us to enter the free service market. This technology allows Directed Peer-to-Peer Internet phone connections between SIP enabled devices without the need to route the call through a network of third-party computers, as typically occurs in peer-to-peer environment.

Benefits of the Fusion Distributed Network Architecture

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

Our distributed architecture and flexible technology platform allows us to roll out new services in a shorter period of time than many traditional telecommunication companies.

Ease of Deployment

As we continue to penetrate emerging markets, we will seek to establish regional points of presence that are then connected to our New York facility. To facilitate this, we have created a standard concept for the deployment of a point of presence in a remote region. These regional points of presence will enable our VoIP services set to be offered and delivered from remote locations while the intelligence and management of the services are in our New York facility. This modular approach allows us to respond and deploy our services rapidly. We currently maintain one point of presence in the Caribbean, Latin America and the Middle East, two points of presence in the United States and five points of presence in Asia. We are generally required to establish additional points of presence where the partner or vendor does not have the necessary equipment, where it is a requirement pursuant to a license agreement or where we garner a large user base in a given country.

Competition

The international communications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies, and pricing decisions of the larger industry participants. In addition, companies offering Internet, data and communications services are, in some circumstances, consolidating. We believe that service providers compete on the basis of price, customer service, product quality, brand recognition and breadth of services offered. Additionally, carriers may compete on the basis of technology. Recently, we have seen carriers competing on their ability to carry VoIP. As technology evolves and legacy systems become an encumbrance, we expect carriers to compete on the basis of technological agility, their ability to adapt to, and adopt, new technologies.

In the area of VoIP we compete with companies such as Vonage, 8X8, Deltathree, Net2Phone, Skype, Dialpad and Mediaring. This business segment is marketing-intensive and does not have high barriers to entry. While we believe our distribution relationships and marketing skills provide us with a competitive advantage, our competitors generally have more resources and more widely recognized brand names.

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

We also compete within the “Free Service” segment of the VoIP market, which is also a rapidly growing market segment. The current market leader in this segment is Skype. Other major players moving into this segment include Yahoo, Google, and MSN. Each of these companies offers an instant messenger (IM) service that incorporates the ability to make free computer-to-computer voice calls between registered users. By comparison, we are targeting individuals who are more focused on telephony applications than enhanced IM applications, and will offer the ability to make calls between any combination of computer, IP phones, and analog phones connected to an ATA device. In fact, there is no need to have a computer turned on, or even own a computer, to use our free service. We believe that this service will not only generate significant interest among users, but that it will also generate a steady stream of customers interested in upgrading to enhanced capabilities (e.g. voice mail or off-net calling) or to our subscription service offerings.

In each country where we operate, there are numerous competitors, including VoIP service providers, wireline, wireless and cable competitors. We believe that as international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984 and the Telecommunications Act of 1996. Prices for long distance voice calls in the markets in which we compete have been declining and are likely to continue to decrease. In addition, many of our competitors are significantly larger, control larger networks, and have substantially greater financial, technical and marketing resources.

We compete with business-oriented Internet access providers, including AT&T, Verizon, Qwest, and Cable & Wireless. These providers may offer both wholesale and retail Internet connectivity and are considerably larger than us and have greater brand recognition.

We have been unable to identify any direct and comprehensive competitors that deliver the same suite of services to the same markets with the same marketing strategy as we do. We compete with many different providers in various aspects of our Business Plan, but have found none that directly offer the same breadth of services focused on emerging markets. Some of our competitive advantages include:

•	A full suite of services that complement our VoIP service offerings as opposed to a single offering;

•	The ability to offer prepaid, monthly recurring service plans and free service to customers using broadband or dial-up Internet access;

•	Our focus on emerging markets in Latin America, Asia, the Middle East, Africa, and the Caribbean;

•	Customers will be able to make calls between any combination of computers, Internet connected telephones, wireless devices, and other SIP-enabled hardware;

•	An international partnership and distribution model which provides for faster service deployment, reduced capital requirements and cost-efficient service delivery;

•
Recently acquired Directed SIP Peer-to-Peer technology that allows us to expand our existing suite of paid service offerings and incorporate a free call service to accommodate that growing market segment; and,

•	A strategy of using local partners to enable us to access new markets, secure or obtain communication licenses, enhance distribution and provide local customer support.

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

Government Regulation

Generally, in the United States, we are subject to varying degrees of federal, state and local regulation and licensing, including that of the Federal Communications Commission. Internationally we also encounter similar regulations from foreign governments and their telecommunications/regulatory agencies. At each of these levels, there are significant regulations, fees and taxes imposed on the provision of telecommunications services in our business.

We cannot assure that the applicable U.S. and foreign regulatory agencies will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations or pursuant to applicable regulations. If authority is not obtained or if our pricing, and/or terms or conditions of service, are not filed, or are not updated, or otherwise do not fully comply with the rules of these agencies, third parties or regulators could challenge these actions and we could be subject to forfeiture of our license, penalties, fines, fees and costs.

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

On April 24, 2004, the FCC rendered a decision on the AT&T Petition for Declaratory Ruling (WC Docket No. 02-361) pending before them. The FCC determined that where 1+ calls were made from regular telephones, converted into an Internet protocol format, transported over the AT&T Internet backbone, and then converted back from IP format and delivered to the called party through the local exchange carrier local business lines (not Feature Group D trunks), the service was a “telecommunications service” for which terminating access charges were due the local exchange carrier. In its decision, the Commission stated that, under the current rules, the service provided by AT&T is a “telecommunications service” upon which interstate access charges may be assessed against AT&T. The FCC limited its decision to the specific facts of the AT&T case where the type of service involved ordinary Customer Premise Equipment (CPE) with no enhanced functionality, the calls originated and terminated on the public switched telephone network, and the calls underwent no net protocol conversion and provided no enhanced functionality to the end user due to the provider’s use of Internet protocol technology. In fact, in the AT&T case the customer was completely unaware of AT&T’s use of IP technology in transporting the call.

Although the FCC determined the services provided by AT&T to be a telecommunications service subject to interstate access charges rather than information services not subject to such charges, they did not make a determination regarding the regulatory status of phone-to-phone VoIP or its exposure to Universal Service Fund (USF), 911, Communications Assistance for Law Enforcement Act (CALEA) or any other public policy issues. The FCC further qualified the decision by stating that they “in no way intend to preclude the Commission from adopting a different approach when it resolves the IP-Enabled Services rulemaking proceeding or the Intercarrier Compensation rule making proceeding.” (Developing a Unified Intercarrier Compensation Regime, CC Docket No. 01-92, Notice of Proposed Rulemaking, 16 FCC Rcd 9610 (2001) (Intercarrier Compensation)).

As of March 2006, certain VoIP services that we plan to offer within the United States (Interstate) might be subject to USF charges or other public policy regulation. These services will be subject to 911/E911 and CALEA regulations, for which we have purchased the necessary equipment in order to be in compliance.

Some states have tried to directly regulate VoIP services on an intrastate basis, but these attempts have, so far, not held up to court challenges. Many states are holding forums to research the issues surrounding VoIP. Some are encouraging or even requesting that VoIP providers subject themselves to public service commission jurisdiction and obtain certification as telephone companies. Most are hesitant to act until a final determination is made by the FCC, but some have voluntarily done so.

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

Intellectual Property and Trademarks

On February 15, 2006, we entered into an Intellectual Property Transfer Agreement with Xtreme VoIP Corp pursuant to which we purchased a software application and other intellectual property rights relating to a VoIP software solution that will allow Directed Peer-to-Peer Internet phone connections between SIP-enabled devices without the need to route the calls through a network of third-party computers, as typically occurs in a peer-to-peer environment.

The purchase price was $600,000, of which $60,000 is payable in cash, $180,000 is payable in cash or stock on or before the third anniversary of the Agreement, depending upon the attainment of subscriber milestones. On the fourth anniversary of the Agreement, we have the option of either paying the remaining consideration or reverting the Agreement and the Intellectual Property back to Xtreme while retaining a perpetual non-exclusive, paid-up, royalty free license to utilize and sub-license the Intellectual Property. Any royalties paid to Xtreme or gains in the market value of stock received by Xtreme based on the last closing price of an aggregate of 30 days during the four year period when Xtreme is free to sell such shares with the highest market value, shall be applied to the remaining consideration. In the event that we license the Intellectual Property as a product to third parties, but not a sale of the Intellectual Property in its entirety, until the sixth (6th) anniversary of this Agreement, Xtreme will be entitled to receive a royalty equal to 20% of software sales sold by us.

We intend to seek intellectual property coverage on this application.

We have several trademarks and service marks, all of which are of material importance to us.

The following trademarks and service marks are registered with the United States Patent Trademark Office:

1.	Fusion Telecommunications International
2.	FTI
3.	Diamond / Block Logo
4.	Diamond Logo
5.	Fusion
6.	Fusion Telecom
7.	efonica (logo)
8.	Efonica

The following trademarks and service marks are filed with the United States Patent Trademark Office and are currently in registration process:

1.	Fusion Tel
2.	Fusion (logo)
3.	HEAR THE DIFFERENCE

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

Employees

As of December 31, 2005, we had 92 employees in Fusion Telecommunications International, Inc., and none of our employees are represented by a labor union. We consider our employee relations to be good, and we have never experienced a work stoppage.

Confidentiality Agreements

All our employees have signed confidentiality agreements, and it is our standard practice to require newly hired employees and, when appropriate, independent consultants, to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential information except in the performance of his or her duties for the company, or in other limited circumstances. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Revenues and Assets by Geographic Area

During the years ended December 31, 2005 and 2004, 89.5% and 93.3%, respectively, of our revenue was derived from customers in the United States and 10.5% and 6.7%, respectively, from international customers. As of December 31, 2005 and 2004, 5.4% and 3.5%, respectively, of our long-lived assets were located out of the United States. For more information concerning our geographic concentration, see Note 19 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the commission’s web site is http://www.sec.gov. Our web site is http://www.fusiontel.com. We make available through our web site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q. Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our web site is not a part of this report.

ITEM 2. PROPERTIES

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of our leased offices and space as of March 31, 2006.

Location	Lease expiration	Annual Rent	Purpose	Approx. sq. ft
420 Lexington Avenue, Suite 1718-22 New York, New York 10170	October 2015	$428,000(1)	Lease of principal executive offices	9,000
75 Broad Street New York, New York 10007	March 2010	$615,000 (2)	Lease of network facilities	15,000
1475 W. Cypress Creek Road Suite 204 Fort Lauderdale, Florida 33309	May 2014	$164,000 (3)	Lease of network facilities and office space	13,100
Premises GO2- GO3 Building No. 9 Dubai Internet City Dubai, United Arab Emirates	December 2006	$42,000	Lease of office space	1,300
Kingston, Jamaica 30-36 Knutsford Boulevard Kingston 5, Jamaica	May 2010	$31,000 (4)	Lease of office space	5,600

(1)	This lease is subject to gradual increase to $509,000 from years 2007 to 2015.
(2)	This lease is subject to gradual increase to $673,000 from years 2007 to 2010.
(3)	This lease is subject to gradual increase to $215,000 from years 2007 to 2014.
(4)
This lease is subject to increase from May 2006 by 10% more than the change in the CPI, or the previous lease year provided that no increase shall exceed 12.5% of the previous years’ rent or fall below 5% of the previous years’ rent.

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

ITEM 3. LEGAL PROCEEDINGS

On May 28, 2003, Jack Grynberg, et al., an investor in one of our private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against us: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, we filed with the Court our Motion to Dismiss, which was granted. We were awarded attorneys’ fees by the court. The plaintiffs have filed an appeal of the motion, which is pending.

On March 30, 2006, an equipment vendor, filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of $1,379,502 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney costs. Management will assert a counterclaim against the vendor and intends to vigorously defend the action. Our legal counsel has advised that, at this stage, they cannot accurately predict the likelhood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previoulsy accrued by us under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in our accompanying financial statements.

Due to the regulatory nature of the industry, we are periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on our operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently listed on the American Stock Exchange under the symbol “FSN”, and our redeemable common stock purchase warrants are listed on the American Stock Exchange under the symbol “FSN.WS”.

Prior to February 15, 2005, there was no established trading market for our common stock and redeemable common stock warrants.

Common Stock

Year Ended December 31, 2005	High	Low

First Quarter	$7.70	$4.90
Second Quarter	$5.11	$4.05
Third Quarter	$4.70	$3.51
Fourth Quarter	$3.70	$2.30

Redeemable Common Stock Purchase Warrants

Year Ended December 31, 2005	High	Low

First Quarter	$1.42	$0.85
Second Quarter	$0.95	$0.45
Third Quarter	$0.64	$0.40
Fourth Quarter	$0.53	$0.23

On March 24, 2006, the last reported sale price for our common stock on the American Stock Exchange was $2.75 per share and the last reported sale price for our redeemable common stock purchase warrants were $0.43 per warrant. The market price for our stock and warrants is highly volatile and fluctuates in response to a wide variety of factors.

Holders

As of March 24, 2006, we had approximately 2,051 holders of record of our common stock and 1,399 holders of record of our redeemable common stock purchase warrants. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate.

Issuer Purchases of Equity Securities

There have been no purchases of equity securities by the company required to be disclosed herein.

Use of Proceeds

The Company’s Registration Statement filed with the Securities and Exchange Commission on Form S-1 (Registration No. 333-120412) to register 3,600,000 shares of common stock and 3,600,000 redeemable common stock purchase warrants convertible into shares of common stock was declared effective on February 8, 2005. The offering commenced on January 18, 2005, and terminated on February 12, 2005. Upon completion, the underwriters managed by Kirlin Securities, Inc., successfully sold 3,600,000 shares of common stock and 3,600,000 redeemable common stock purchase warrants at $6.45 and $0.05, respectively, for an aggregate offering price of $6.50. On March 30, 2005, the underwriters exercised their over-allotment and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. The net proceeds of the offering, including the over-allotment, totaled $23,300,000 which we are using for the build-out of its retail infrastructure, purchase of additional equipment for expanded capacity and service offerings, international deployment, our marketing and advertising and working capital.

The Registration Statement also registered 3,141,838 redeemable common stock purchase warrants to be offered for sale by certain selling security holders. The Company will not receive any proceeds from the sales of such warrants.

As of December 31, 2005, approximately $2.5 million of the net proceeds received by the Company were used to repay outstanding debt and capital leases, and $0.6 million was used to repay accrued interest. Approximately $1.9 million was used to purchase property and equipment and $1.0 million was used in connection with the Company’s purchase of the minority interest in its Efonica joint venture and the Company’s investment in a Turkey joint venture. In addition, the Company used approximately $1.8 million of the net proceeds to fund operations.

Of these payments, principal and accrued interest in respect of indebtedness to the Company was repaid as follows: approximately $1.1 million to Marvin S. Rosen, Chairman of the Board and former Chief Executive Officer, $0.8 million to Philip Turits, Secretary, Treasurer and Director, $0.2 million to Evelyn Langlieb Greer, Director.

Karamco, Inc., a corporation of which Roger Karam, our President of VoIP Division, is the sole shareholder, received $910,000 with respect to the Company’s purchase of the minority interest in Efonica.

Equity Compensation Plans

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect for year ended December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,042,799	$4.05	638,058
Equity compensation plans not approved by security holders	—	—	—
Total	2,042,799	$4.05	638,058

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the periods ended December 31, 2005, 2004, 2003, 2002 and 2001. The selected financial data are derived from the audited consolidated financial statements of Fusion Telecommunications International, Inc. The consolidated financial statements, and the report thereon, as of December 31, 2005 and 2004, and for the three year period ended December 31, 2005 which are included elsewhere in this Annual Report on Form 10-K. The following financial information should be read in conjunction with “Management’s Discussion and Analysis and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenues	$49,364,542	$49,557,973	$32,018,471	$25,537,163	$28,142,302
Operating expenses:
Cost of revenues	45,048,917	42,927,994	27,855,508	23,638,447	23,139,984
Depreciation and amortization	1,510,172	1,804,184	1,981,805	2,361,495	1,948,823
Loss on impairment	—	—	375,000	467,765	2,825,149
Selling, general and administrative expenses	11,939,001	9,804,405	8,575,807	9,626,160	10,085,468
Total Operating Expenses	58,498,090	54,536,583	38,788,120	36,093,867	37,999,424
Operating loss	(9,133,548)	(4,978,610)	(6,769,649)	(10,556,704)	(9,857,122)

Other income (expense):
Interest income (expense), net	39,360	(2,228,060)	(846,896)	(1,058,345)	(543,754)
Gain (loss) on settlements of debt	(75,927)	2,174,530	3,918,295	1,812,092	—
Gain (loss) from investment in Estel	(541,876)	(519,728)	(746,792)	326,367	(1,711,352)
Other	(195,346)	(15,965)	(97,766)	98,626	—
Minority interests	175,353	(7,654)	157,617	19,440	—
Total other income (expense)	(598,436)	(596,877)	2,384,458	1,198,180	(2,255,106)
Loss from continuing operations	(9,731,984)	(5,575,487)	(4,385,191)	(9,358,524)	(12,112,288)

Discontinued operations:
Income (loss) from discontinued operations	336,910	545,215	208,620	—	(7,029,511)
Net loss	$(9,395,074)	$(5,030,272)	$(4,176,571)	$(9,358,524)	$(19,141,739)

Losses applicable to common stockholders:
Loss from continuing operations	$(9,731,984)	$(5,575,487)	$(4,385,191)	$(9,358,524)	$(12,112,228)
Preferred stock dividends	—	(385,918)	(635,254)	(642,552)	—
Net loss applicable to common stockholders from continuing operations:	(9,731,984)	(5,961,405)	(5,020,445)	(10,001,076)	(12,112,228)
Income (loss) from discontinued operations	336,910	545,215	208,620	—	(7,029,511)
Net loss applicable to common stockholders	$(9,395,074)	$(5,416,190)	$(4,811,825)	$(10,001,076)	$(19,141,739)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.39)	$(0.35)	$(0.37)	$(1.01)	$(1.30)
Income (loss) from discontinued operations	0.01	0.03	0.02	—	(0.76)
Net loss applicable to common stockholders	$(0.38)	$(0.32)	$(0.35)	$(1.01)	$(2.06)

Weighted average shares outstanding
Basic and diluted	24,965,080	16,707,114	13,616,803	9,885,901	9,305,857

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating data:
Capital expenditures	$(1,877,252)	$(627,219)	$(582,149)	$(427,057)	$(346,452)
Summary Cash Flow Data:
Net cash used in operating activities	(7,980,651)	(4,874,834)	(4,884,543)	(4,265,500)	(9,424,534)
Net cash used in investing activities	(2,396,445)	(250,460)	(744,071)	(983,453)	(830,843)
Net cash provided by financing activities	20,798,874	6,288,375	8,097,832	5,985,380	10,084,405

Balance Sheet Data (at period end):
Cash	$14,790,504	$4,368,726	$3,205,645	$736,427	$—
Restricted cash	—	380,276	736,626	1,051,182	784,000
Property and equipment	12,459,595	11,022,330	10,078,806	10,623,109	11,715,389
Property and equipment, net	4,516,271	3,271,474	3,743,293	5,649,787	8,281,089
Total assets	34,385,779	13,662,117	11,681,625	10,992,016	12,624,810
Total debt	1,577,615	5,687,631	4,644,904	9,151,925	11,729,653
Redeemable preferred stock	—	9,716,026	3,466,538	—	—
Total stockholders’ equity (deficit)	17,721,641	(13,290,029)	(9,866,927)	(14,867,407)	(11,581,006)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this Annual Report. This discussion contains certain forward-looking statements; within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are an international communications carrier delivering VoIP, private networks, Internet access, and other advanced services to, from, in and between emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. Our corporate strategy focuses our resources on customizing VoIP services to meet the demands of international communities of interest in the emerging markets and around the world. We seek to gain early entry in high growth emerging markets, often in partnership with local organizations that have strong distribution channels, regulatory experience, market intelligence, the ability to deliver local loops and the capability of providing customer service support. This approach enables us to introduce our Internet protocol communications services in these markets, thereby benefiting from the time-to-market advantages, expanded geographic reach and reduced capital requirements that local partnerships afford. Additionally, we have worked over the last 12 months to build a carrier grade retail infrastructure to expand our VoIP service and feature options and to better support the growth of our VoIP services to consumers and corporations.

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Revenues	$49,364,542	$49,557,973	$32,018,471
Operating expenses:
Cost of revenues	45,048,917	42,927,994	27,855,508
Depreciation and amortization	1,510,172	1,804,184	1,981,805
Loss on impairment	—	—	375,000
Selling, general and administrative	11,939,001	9,804,405	8,575,807
Operating loss	(9,133,548)	(4,978,610)	(6,769,649)

Other income (expense):
Interest income (expense), net	39,360	(2,228,060)	(846,896)
Gain (loss) on settlements of debt	(75,927)	2,174,530	3,918,295
Loss from investment in Estel	(541,876)	(519,728)	(746,792)
Other	(195,346)	(15,965)	(97,766)
Minority interests	175,353	(7,654)	157,617
Total other income (expense)	(598,436)	(596,877)	2,384,458
Loss from continuing operations	(9,731,984)	(5,575,487)	(4,385,191)
Gain from discontinued operations	336,910	545,215	208,620
Net loss	$(9,395,074)	$(5,030,272)	$(4,176,571)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	91.3%	86.6%	87.0%
Depreciation and amortization	3.1%	3.6%	6.2%
Loss on impairment	0.0%	0.0%	1.2%
Selling, general and administrative	24.2%	19.8%	26.8%
Operating loss	(18.6)%	(10.0)%	(21.1)%

Other income (expense):
Interest expense, net	0.1%	(4.5)%	(2.6)%
Gain (loss) on settlement of debt	(0.2)%	4.4%	12.2%
Loss on equity investment	(1.1)%	(1.0)%	(2.3)%
Other	(0.4)%	0.0%	0.3%
Minority interests	0.4%	0.0%	0.5%
Total other income (expense)	(1.2)%	(1.2)%	7.4%
Loss from continuing operations	(19.8)%	(11.3)%	(13.7)%
Gain from discontinued operations	0.7%	1.1%	0.7%
Net loss	(19.1)%	(10.2)%	(13.0)%

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a primary focus in the last several years on VoIP terminations to the emerging markets. We focus on growing our existing customer base, which is primarily U.S. based, as well as the addition of new customers, and the establishment of direct VoIP terminating arrangements with telecommunication carriers in emerging markets and around the world. Although we believe that this business continues to be of value to our strategy, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (primarily VoIP to consumers and businesses), and market them to, or in conjunction with, distribution partners on a direct, co-branded or private label basis.

In an effort to further increase margins, expand our retail customer base, and develop more stable revenue streams, we have begun to focus significant effort and resources to build our VoIP business to consumers and corporations. While this does not yet represent a significant portion of our revenue base, we expect to continue to increase our emphasis in this area. We believe that this will complement our carrier business with a higher margin and more stable customer base.

In 2002, we established Efonica F-Z, LLC, as a retail services company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding will enhance this value-added offering. We expect to add these features by the second quarter of 2006. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica.

Our increased focus on VoIP services to enterprise customers resulted in a growing upward trend for this product segment. During the years ended December 31, 2005, 2004, and 2003, VoIP services to consumers and corporations accounted for 7.6%, 6.3% and 1.0%, respectively, of our total consolidated revenue.

We manage our revenues by product and customer. We manage our costs by provider (vendor). We track total revenue at the customer level because our sales force has to manage the revenue generation at the customer level, and invoices are billed to and collected at the customer level. We also have to track the same revenues by product, because different products have different billing and payment terms, and individual customers may have multiple billing and payment terms if they purchase multiple products from us.

We manage our revenue segments based on gross margin, which is net revenues less cost of revenues, rather than on net profitability, due to the fact that our infrastructure is built to support all products, rather than individual products. This applies both to the capital investments made (such as switching and transmission equipment), and to Selling, General and Administrative resources. The majority of our sales and operations personnel support all product lines within their market segment, i.e. carrier, and are not separately hired to support individual product segments. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of revenues unless the items can be specifically identified to one of the product segments.

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

Depreciation and amortization includes depreciation of our communications network equipment, amortization of leasehold improvements of our switch locations and administrative facilities, and the depreciation of our office equipment and fixtures. In 2005, it also includes amortization of the Efonica customer list.

Selling, general and administrative expenses include salaries and benefits, commissions, occupancy costs, sales, marketing and advertising, professional fees and other administrative expenses.

COMPANY HIGHLIGHTS

The following summary of significant events during the three years ended December 31, 2005, highlights the accomplishments and events that have influenced our performance during that time period.

2005

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

•
Debt Reduction— Upon completion of our IPO we repaid approximately $1.5 million in outstanding debt. In addition, $2.5 million of convertible debt was converted into 651,515 shares of common stock. During May 2005, we repaid an additional $0.2 million of debt.

•	Conversion of Series C Preferred Stock— The $10.0 million liability related to the 109,962 shares of outstanding Series C Preferred Stock was converted into equity (3,141,838 shares of common stock).

•
VoIP to Consumers and Corporations Revenue Growth— Revenue in our retail VoIP to consumers and corporations segment grew 20.7% during 2005 over 2004. This segment’s revenue is expected to increase significantly once our new VoIP products and services are rolled out.

•
Purchase of a Jamaica Entity— In January 2005, we concluded the purchase of a 51.0% interest in Convergent Technologies, which has international and domestic license agreements with the Jamaican government.

•	Purchase of Efonica— In February 2005, we acquired the remaining 49.8% interest in our Efonica joint venture.

•
Turkey Purchase Agreement— In May 2005, we closed on the stock purchase agreement with an entity in Turkey to acquire 75% of the shares from the existing shareholders. This subsidiary will enable us to provide VoIP services under our Efonica brand and other Internet services to corporations and consumers in Turkey.

•
Manufacturing and Distribution Agreement— In August 2005, we signed an agreement to partner with a leading manufacturer of VoIP and communication technology hardware devices. This partnership will focus on the development and manufacturing of a complete line of branded VoIP hardware devices that will enable consumers and corporations to access our service suite from anywhere in the world. The manufacturer has also agreed to work with us on the distribution of our efonica VoIP services plans, and plans to market its VoIP hardware devices pre-configured or set-up with our efonica service in a revenue sharing arrangement.

•
iFreedom — On November 14, 2005, we entered into an agreement to acquire the assets of iFreedom Communications International Holdings Limited (“iFreedom”), and a number of its subsidiaries, an entity that markets monthly recurring international VoIP service plans geared to meet the needs of consumers and businesses in the emerging markets. The agreement provided for a purchase price of $500,000 in cash, and 1,100,000 shares of stock, of which 750,000 shares were to be held in escrow and were subject to a performance based earn out. Under the terms of the agreement, we would have acquired iFreedom’s customer base as well as operations in Hong Kong, the Philippines, Malaysia, the United Kingdom, and the United States. As certain closing conditions have not yet been met by iFreedom, the parties have been working in good faith to renegotiate the terms and conditions of the transaction and have reached a proposed resolution. Fusion now plans to acquire iFreedom's operations in Malaysia and the Philippines. In addition, Fusion would hire certain of iFreedom’s employees and potentially acquire certain other assets. The purchase price is expected to be $500,000 in cash, which may go towards satisfying certain liabilities iFreedom owes to Fusion as described below, and 750,000 shares of common stock, of which 350,000 shares would be held in escrow subject to a performance based earn out. We anticipate executing a formal agreement documenting this new understanding, although there can be no assurance that such an agreement will be signed, what parties will be included, or that the above stated terms will be included.

2004

•	Revenue Growth — Revenue grew 54.8% in 2004 over 2003.

•	Reduced SG&A — As a percentage of revenue, SG&A decreased from 26.8% in 2003 to 19.8% in 2004.

•	Purchase of Veraz Softswitch — In April of 2004, we invested in excess of $0.8 million in a Veraz Softswitch, which became operational in July 2004.

•
Payable & Debt Reduction — We further reduced our payables by negotiating in excess of $2.0 million in reductions of outstanding vendor obligations through settlements. In addition, the Company converted $0.6 million of debt to Series C Convertible Preferred Stock and converted $0.1 million of outstanding vendor obligations to common stock.

•
Capital Fund-Raising— We raised $4.6 million to complete the second tranche of a Series C Convertible Preferred Stock offering that had been initiated in November of 2003. Additionally, we raised $1.3 million from a common stock offering that was initiated in 2003.

2003

•	Revenue Growth — Revenue grew $6.5 million, or 25.4%, from the prior year, excluding discontinued operations.

•
Successful Bid of Government Contracts — We were awarded a subcontractor bid to be the provider for Internet access for seventeen U.S. Embassies and Consulates located in Asia and the Middle East, and we also were awarded a bid to supply a private network for the U.S. Department of Defense in the Persian Gulf.

•	Addition of San Jose Point of Presence — In November of 2003, we added network equipment and a point of presence in San Jose, California, to support service to Asia.

•	Reduced SG&A — We reduced SG&A by $1.1 million, or 10.9%, from the prior year, while total revenues increased 25.4%.

•
Debt Reduction — We further reduced debt by negotiating $3.9 million in reduction of outstanding vendor obligations through settlements. We also converted $3.2 million in debt to preferred and common stock.

•
Capital Fund-Raising — In November 2003, we initiated a Convertible Preferred Stock offering, with the first of the two stock closings occurring in December 2003. In the first closing, we raised $2.5 million. We also raised $3.0 million from common stock purchases in 2003 initiated with the private placement from 2002, and we raised an additional $3.8 million from common stock purchases in 2003 associated with an equity offering initiated in 2003.

The information in our period-to-period comparisons below represents only our results from continuing operations.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004.

Revenues

Consolidated revenues remained fairly consistent between the two years ($49.4 million during 2005 compared to $49.6 million during 2004). An increase in our revenues for VoIP services to consumers and corporations was net with decreases in our voice to carriers revenues and Internet, managed private networks & other revenues.

Revenues for VoIP services to consumers and corporations represented a larger percentage of our revenues during 2005 (7.6% of our consolidated revenues during 2005 compared to 6.3% during 2004). This increase from $3.1 million in 2004, to $3.8 million in 2005, was mainly due to the growth of our efonica branded retail services. Once our new retail VoIP products and services are rolled out, we expect this segment’s revenues to grow significantly during the next few years.

Revenues for voice services sold to carriers decreased $0.6 million or 1.4% in 2005 versus 2004. During the year ended 2005, these revenues were impacted by a combination of technical difficulties associated with the migration to the new Softswitch, and the peaks and valleys of the carrier business, downward pricing pressure on average rate per minute. Additionally, the time and effort spent in upgrading the infrastructure impacted the productivity of the carrier business.

Revenues from our Internet, private network & other services decreased $0.2 million from $2.2 million in 2004 to $2.0 million in 2005, primarily due to the cancellation of a government contract.

Cost of Revenues

Consolidated cost of revenues increased $2.1 million or 4.9% to $45.0 million in 2005, from $42.9 million in 2004. Approximately $2.1 million of this increase was attributable to an increase in voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations grew $0.5 million or 20.0% from $2.3 million in 2004 to $2.8 million in 2005, due primarily to the growth in that revenue base. Cost of revenues for Internet, private network & other services decreased $0.3 million or 22.1% to $1.2 million for 2005 from $1.5 million for 2004, due to the cancellation of a government contact and negotiated cost reductions related to the government contracts.

Consolidated gross margin decreased $2.3 million for 2005 over 2004. Gross margin for total voice services to carriers decreased by $2.6 million, which was partially offset by an improvement in the gross margin for VoIP services to consumers and corporations of $0.2 million, and an improvement for Internet, private networks and other of $0.1 million.

The decline in gross margin for voice services to carriers was primarily related to a more competitive wholesale market, slightly higher network costs as a percentage of revenue, and technical difficulties associated with the migration to the Softswitch technology. The migration difficulties adversely impacted our ability to route traffic to the least cost provider, specifically for the first quarter of 2005.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million or 16.3% to $1.5 million during the year ended 2005, from $1.8 million during 2004. Although our fixed assets increased significantly as a result of assets added during 2005, including the new Softswitch and our new retail infrastructure currently in process, our depreciation decreased as a result of many our assets being fully depreciated during all or a part of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.1 million or 21.8 % to $11.9 million during 2005, from $9.8 million during 2004. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support the growth and expansion of our infrastructure. Also, increasing as a result of our growth becoming a public company in February 2005, have been our legal and professional fees (including expenses associated with Sarbanes Oxley), advertising/marketing expenses, travel related expenses, occupancy costs, and insurance expense. As a percentage of revenues, selling, general and administrative expenses increased from 19.8 % during 2004, to 24.2 % during 2005. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenues will begin to decline.

Operating Loss. Our operating loss increased $4.1 million or 83.5% to a loss of $9.1 million during 2005, from a loss of $5.0 million during 2004. The increase in operating loss was primarily attributable to both the decrease in gross margin and the increase in selling, general and administrative expenses associated with infrastructure growth and public company compliance requirements.

Other Income (Expense). Total other income (expense) remained consistent at a net expense of $0.6 million during both years. During 2005, we had interest expense of $0.4 million in contrast to interest expense of $2.2 million during 2004. The $2.2 million of interest expense during 2004, included accretion of $1.7 million (in accordance with SFAS 150) related to the then outstanding Series C Preferred Stock. The $0.4 million interest expense for 2005 included only $0.3 million of accretion since all the Series C Preferred Stock was converted to common stock in connection with our February 2005 IPO. Consequently, accretion ceased and 2005 interest expense only includes accretion for the period between January 1, 2005 and February 17, 2005. In addition, interest expense was higher during 2004, as the Company had significant outstanding debt throughout all of 2004. A significant portion of this debt was repaid during February 2005 in connection with our IPO. We also had increased interest income during 2005 of $0.5 million versus $26,000 during 2004, as a result of the investment of the IPO proceeds. Gain (loss) on debt settlements changed from a net gain of $2.2 million in 2004 to a net loss of $0.1 million during 2005. The 2004 gain on debt forgiveness was attributed to $0.2 million of settlements of capital lease obligations, $0.4 million of settlement of general obligations and $1.6 million of settlements of network obligations. The loss from investment in Estel remained consistent at $0.5 million. Minority interest increased approximately $183,000 to $175,000 during the 2005 from $(7,000) during 2004. The 2005 minority interests balance is attributed to the losses incurred in connection with our Jamaica and Turkey joint ventures.

Net Loss. The primary factors impacting our net loss for the year ended December 31, 2005, were a decrease in gross margin, an increase in selling, general and administrative expenses, and the reduction in forgiveness of debt net with a decrease in interest expense and an increase in interest income.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues

Consolidated revenues increased $17.6 million or 54.8% to approximately $49.6 million in 2004 compared to $32.0 million in 2003. $13.8 million of this revenue increase was from voice sold to carriers, resulting from our increased focus on VoIP services. This growth in revenues was impacted during the third and fourth quarters of 2004 when we experienced a temporary decline in revenues during, and immediately following, our migration to the new Softswitch technology. Growth from our existing customer base contributed 59.7% of the increase in the revenues for our voice services to carriers and 40.3% of the increase was attributable to the addition of new carrier customers.

Revenues for VoIP services to consumers and corporations represented $2.8 million of the consolidated revenue growth, increasing from $0.3 million in 2003 to $3.1 million in 2004, mainly due to the growth of Efonica. Additionally, revenues from our Internet, private network & other services represented the remaining $0.9 million of the growth, increasing 71.8% from $1.3 million in 2003 to $2.2 million in 2004. Growth in this area was primarily due to the addition of Government related contracts that were awarded in the latter part of 2003.

Cost of Revenues

Consolidated cost of revenues increased $15.1 million or 54.1% to $42.9 million in 2004 from $27.9 million in 2003. $12.2 million of this increase was attributable to an increase in voice services to carriers, which grew from $26.9 million in 2003 to $39.1 million in 2004. These increases are consistent with the increases in revenues from the higher volumes discussed above.

The cost of revenues for VoIP services to consumers and corporations grew $2.2 million in 2004, from $0.2 million to $2.4 million, due primarily to the rapid growth in that revenue base. Cost of revenues for Internet, private network & other services grew $0.7 million, from $0.8 million in 2003 to $1.5 million in 2004.

Gross margin increased $2.5 million or 59.3% for 2004 over 2003, fueled by the continuing shift to higher margin VoIP and Internet private network & other services. The margin for voice to carriers increased $1.6 million or 45.7% from the previous year. The gross margin for VoIP services to consumers and corporations grew $0.7 million, or 584.4% year over year, and Internet, private network & other services margin grew $0.2 million as well, which was a 36.5% increase.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased $0.2 million or 9.0% during 2004 to $1.8 million from $2.0 million during 2003 primarily due to certain assets becoming fully depreciated during 2004, the impairment of our old switch at the end of 2003 which was later replaced with our new Softswitch, and the disposal of assets during 2004.

Loss on Impairment. No loss on impairment occurred during 2004. Our 2003 loss on impairment of $375,000 related to management’s decision to sell certain switching equipment to a third-party, which has since been replaced by upgraded equipment.

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

Other Income (Expense). Total other income (expense) decreased $3.0 million to a $0.6 million expense in 2004 from a $2.4 million income in 2003. Interest expense increased $1.4 million to $2.2 million in 2004 from $0.8 million in 2003, primarily attributable to the adoption of SFAS 150 during 2003. SFAS 150 resulted in our recording $1.7 million in interest expense during 2004 related to dividends and accretion on the Series C Convertible Preferred Stock subject to mandatory redemption. This interest accretion ceased in February 2005 when our Series C Preferred Stock was converted into common stock. We also recorded $0.2 million in interest expense during 2004 related to a beneficial conversion feature on convertible debt issued in November 2004. These increases are offset with a decrease in interest expense of $0.5 million during 2004 resulting from the reduction of average outstanding debt. Gain on debt forgiveness decreased in 2004 by $1.7 million to $2.2 million from $3.9 million during 2003. The 2004 gain on debt forgiveness is attributed to $0.2 million of settlements of capital lease obligations, $0.2 million of settlements of general obligations and $1.8 million of settlements of network obligations. The loss from investment in Estel decreased by $0.2 million, due to a reduced loss from the previous period. Minority interest due from joint venture partners changed $165,000 to an $8,000 loss in 2004 from $158,000 in income during 2003.

Net Loss. The primary factors impacting our 2004 net loss were an increase in gross margin net with an increase in interest expense and a reduction in forgiveness of debt from 2003 (see discussions above). Our 2004 net loss attributable to common stockholders was $5.4 million after giving effect to $0.4 million in dividends applicable to common stockholders. This was an improvement of $0.6 million from the prior year’s net loss applicable to common stockholders of $4.8 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of December 31, 2005, we had stockholders’ equity of approximately $17.7 million (in comparison to a stockholders’ deficit of $13.3 million at December 31, 2004) and working capital of approximately $6.8 million (in comparison to a working capital deficit of $8.5 million at December 31, 2004). These improvements are a result of the February 2005 closing of our initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Gross proceeds of the offering were approximately $23,400,000. Total estimated offering costs were approximately $3,000,000, which resulted in net proceeds of $20,400,000. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2,900,000 in net proceeds from the closing on the over-allotment option. The net proceeds from this offering were immediately used to repay a significant portion of our debt that was outstanding. The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the purchase of equipment for expanded capacity and service offerings. We may seek additional financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Year Ended	Year Ended	Year ended
	December 31,	December 31,	December 31,
	2005	2004 (1)	2003
Cash used in operating activities	$(7,980,651)	$(4,874,834)	$(4,884,543)
Cash used in investing activities	(2,396,445)	(250,460)	(744,071)
Cash provided by financing activities	20,798,874	6,288,375	8,097,832
Increase in cash and cash equivalents	10,421,778	1,163,081	2,469,218
Cash and cash equivalents, beginning of period	4,368,726	3,205,645	736,427
Cash and cash equivalents, end of period	$14,790,504	$4,368,726	$3,205,645

(1)	These figures include an aggregate of approximately $2.2 million that was paid during the period to satisfy past obligations.

Our cash flow results were and continue to be impacted by the costs associated with implementing our corporate strategy focusing our resources on VoIP and the emerging international markets, as we completed our exit from the more highly competitive, infrastructure dependent business that previously characterized our business. We completed our migration of customers to our Softswitch in August 2004 and began to rely on it in October 2004. Therefore, we have only recently completed the deployment of our packet-based network infrastructure including the latest Softswitch technology. Because certain of our costs are fixed, we expect that as our revenues increase, total expenses will represent a smaller percentage of our revenues. In addition, our cash flows have been impacted during 2005 by costs associated with our new retail infrastructure, which is being developed and, is expected to be completed during the second quarter of 2006.

Source of Liquidity

As of December 31, 2005, we had cash and cash equivalents of approximately $14.8 million. In addition, as of December 31, 2005, we had approximately $0.2 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through December 31, 2005, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our February 2005 IPO, and the private placement of approximately $50.8 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $21.6 million from the issuance of notes. In addition, since inception we have financed the acquisition of $7.7 million of fixed assets through capital leases.

Although we believe the net proceeds from our February 2005 IPO, together with our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for the next 12 months, our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from interest and principal payments related to our capital lease obligations, capital expenditures, working capital requirements as may be needed to support the growth of our business, and any additional funds that may be required for business expansion opportunities.

Our cash capital expenditures were approximately, $1.9 million during 2005 and $0.6 million during both 2004 and 2003. We expect our cash capital expenditures to be approximately $4.5 million for the year ending December 31, 2006. The 2006 estimated capital expenditures primarily consist of the completion of our retail infrastructure buildout, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $8.0 million during 2005 and $4.9 million during 2004 and 2003. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities increased significantly during 2005 primarily attributed to the increase in our net loss. Our net cash used in operating activities included in our December 31, 2005, 2004 and 2003 cash flows statements include a significant amount of cash payments and (forgiveness of debt in 2004 and 2003) that relates to liabilities from prior periods. Consequently, the resulting net cash used in operating activities during these periods was negatively impacted. Now that we have paid and settled a significant amount of these old liabilities, and expect to see an improvement in our operating results once our retail infrastructure buildout is operational, we expect our net cash used in operating activities to improve during future periods. We intend to continue to use our working capital raised from the IPO proceeds for general corporate overhead purposes, including marketing, salaries, capital expenditure requirements, and other expenses associated with the business needs.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so. Subsequent to December 31, 2005, in connection with our future relocation of our New York executive office during 2006, the lease amendment required us to provide a Letter of Credit in favor of the landlord in the amount of approximately $428,000. The Letter of Credit was obtained in January 2006, and is secured by $239,000 in money market funds. We also received a line of credit for $189,000 that would be drawn down upon should we default on the lease terms.

Debt Service Requirements

At December 31, 2005, we had approximately $1.6 million of current and long-term debt. Most of this balance is current and relates to our capital leases. Subsequent to our IPO in February 2005, we repaid $1.5 million of debt as well as $0.6 million of interest and converted $2.5 million of debt into common stock. Since then, we have not incurred any additional debt other than some new capital leases.

Our interest expense decreased significantly during 2005 compared to 2004 due to the following factors:

1.
We recorded $1.7 million of accretion to interest expense related to our Series C Preferred Stock during 2004. This Series C Preferred Stock was converted to common stock during February 2005, and consequently, accretion ceased on this date (accretion was approximately $0.3 million during 2005). Although the accretion represented a non-cash charge to interest expense during 2004 and a portion of 2005, approximately $0.7 million in cash dividends were paid during January 2005, in connection with the Series C Preferred Stock.

2.
As discussed above, subsequent to the IPO, we repaid approximately $1.5 million of debt and $2.5 million in debt was converted into equity. This reduction in our debt balances during February 2005, resulted in a significant reduction in our cash interest expense during 2005, which is expected to continue in 2006 and future years.

Capital Instruments

At December 31, 2005, we did not have any outstanding preferred stock. The only outstanding preferred stock we had as of December 31, 2004, was our Series C Preferred Stock, which provided for the payment of dividends at a rate equal to 8.0% per annum. The dividends were payable in cash annually, commencing on the first anniversary of the initial closing of the Series C Preferred Stock offering, unless the Series C Preferred Stock was converted into common stock upon the completion of an offering, in which case no dividend would be due. Since we did not go public until February 2005, cash dividends of approximately $0.7 million were paid in January 2006. So long as our common stock or other securities into which Series C Preferred Stock was convertible, was not publicly traded, at any time after the second anniversary of the initial closing of this offering, the holders of the Series C Preferred Stock may have required us to redeem their respective shares of the Series C Preferred Stock for cash equal to 112% of the stated value plus payment of accrued and unpaid dividends. Each share of the Series C Preferred Stock was convertible, at the option of the holder at any time, at the conversion price of $3.15 per share. As previously discussed, upon the closing of our IPO in February 2005, the Series C Preferred Stock automatically converted into 3,141,838 shares of our common stock. The holders of the Series C Preferred Stock also received a redeemable common stock purchase warrant.

Summary of Contractual Obligations

As of December 31, 2005

	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
Contractual obligations:
Debt maturing within one year	$150,000	$—	$—	$—	$150,000
Capital leases	1,419,965	7,650	—	—	1,427,615
Operating leases	1,289,000	2,590,000	2,189,000	3,069,000	9,137,000
Minimum purchase commitments	444,685	—	—	—	444,685
Total contractual cash obligations	$3,303,650	$2,597,650	$2,189,000	$3,069,000	$11,159,300

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2005, included in this Annual Report on Form 10-K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition — Our revenue is primarily derived from fees charged to terminate voice services over our network, retail sales to consumers and corporations through our efonica brand, and from monthly recurring charges associated with Internet and private line services.

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

Additionally, the majority of our VoIP services to consumers and corporations are prepaid. The revenue received from the prepayments that is related to VoIP termination services in the current month is booked to the current month’s revenue, and the remainder of the prepayments is booked to deferred revenue, until usage occurs.

Accounts Receivable — Accounts receivable are recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and record an allowance for doubtful accounts, based on our history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established and payments are not expected to be received.

Cost of Revenues and Cost of Revenues Accrual — Cost of revenues is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport and terminate calls. The majority of our cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switches. Each period the activity is analyzed and an accrual is recorded for minutes not invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses are those associated with the network backbone connectivity to our switch facilities. These would consist of hubbing charges at our New York switch facility that allow other carriers to send traffic to our switch, satellite or cable charges to connect to our international network, or Internet connectivity charges to connect customers or vendors to Fusion’s switch via the public Internet, a portion of which are variable costs. The other category of fixed expenses is associated with charges that are dedicated point-to-point connections to specific customers (both private line and Internet access).

Intangible Assets and Goodwill Impairment Testing — Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process. Impairment losses are recorded when indicators of impairment are present based primarily upon estimated future cash flows.

Income Taxes — We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, we adopted SFAS 123(R) on January 1, 2006.

As permitted by SFAS No. 123, prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior years, the impact of that adoption would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and proforma net loss per share in the table included in Note 2 to our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets” an amendment of APB Opinion No. 29 “Accounting for Non-monetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. We do not believe the adoption of SFAS No. 153 will have a significant impact on our overall results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” Our adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This Standard retained accounting guidance related to changes in estimates, changes in reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of this SFAS will have a material impact on our financial condition or results of operations.

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

Risks Related to Business

We have a history of operating losses and, prior to our IPO, a working capital deficit and stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. At December 31, 2005, we had working capital of approximately $6.8 million and stockholders’ equity of approximately $17.7 million as a result of our February 2005 IPO. We have continued to sustain losses from operations and for the years ended December 31, 2005, 2004 and 2003, we have incurred a net loss applicable to common stockholders of approximately $9.4 million, $5.4 million, and $4.8 million, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2005, 2004 and 2003. We may not be able to generate future profits and may not be able to support our operations, or otherwise establish a return on invested capital. Om addition , we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

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

The success of our planned expansion is dependent upon market developments and traffic patterns, which will lead us to make expenditures that may not result in increased revenues.

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

We may be unable to adapt to rapid technology trends and evolving industry standards, which could lead to our products becoming obsolete.

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

We are pursuing new lines of business, and introducing new services. In some cases, the technology for these services and/or the market for those services are untested. Thus, there can be no assurance of our ability to introduce these services on a timely basis or our ability to derive significant revenues from them.

Our ability to deploy new products and services may be hampered by technical and operational issues which could delay our ability to derive profitable revenue from these service offerings. In addition, certain service offerings such as those derived from our Directed SIP Peer-to-Peer Technology are relatively new in our industry, and the market potential is generally untested. Additionally, our ability to market these services may prove more difficult than anticipated, including factors such as our ability to competitively price such services. To date, we have not introduced these new services, and there can be no assurance that we will be able to do so, or that we will be able to derive significant revenue from these services.

Our new services are dependent upon multiple service platforms, network elements, and back-office systems, as well as the successful integration of these items. There can be no assurance of the success of this development and integration.

We have completed the infrastructure build out of the major network elements and are currently finalizing the development, integration and testing of our new services. We cannot ensure that these systems will be completed at all, or that, once completed, they will perform as expected. The failure to complete our infrastructure by the end of the second quarter of 2006 on schedule would impact our ability to market our service offerings. Our ability to effectuate our business plan is dependent on the successful rollout of this infrastructure.

We are also developing and deploying back-office systems and services platforms that will enable us to offer our customers a wide-array of services and features including subscription-based calling plans, free on-net calling via our Directed SIP Peer-to-Peer Technology, feature packages, conferencing, and unified messaging. There can be no assurance that this development of an extensive scalable back office will be completed on time or produce the desire results.

There can be no assurance that the planned migration of existing VoIP service customers onto our new infrastructure will be successful.

We will be moving existing VoIP service customers onto our new infrastructure, instead of continuing to use our existing outsourced service providers for such customers. We cannot ensure that we will be successful in moving these customers to the new infrastructure. The failure to successfully transition these customers onto our new infrastructure could result in the loss of those existing customers and negatively impact our ability to acquire new customers.

If our information and processing systems for billing and client service are not properly implemented, it could harm our ability to bill and provide services effectively.

Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill clients, provision client orders, and achieve operating efficiencies. Our plans for the development and implementation of these systems rely, for the most part, on having the capital to purchase and maintain required software, choosing products and services offered by third party vendors, and integrating such products and services with existing systems. We also may require customized systems in order to meet our requirements, which may delay implementation and increase expenses. These systems must also integrate with our network infrastructure. In the event that these systems do not integrate with our network infrastructure, our ability to manage our operational or financial systems will be inhibited. We cannot ensure that they will be implemented at all, or that, once implemented, they will perform as expected. Furthermore, our right to use some of these systems is dependent upon license agreements with third party vendors.

These third-party vendors may cancel or refuse to renew some of these agreements, and the cancellation or non-renewal of these agreements may harm our ability to bill and provide services efficiently.

Some of our new services depend on proprietary technology. There can be no assurance that others will not develop similar or competing technology, or that we will be successful in establishing intellectual property rights.

We purchased a software application and other intellectual property rights relating to a VoIP software solution that will allow Directed Peer-to-Peer Internet phone connections between Session Initiated Protocol (SIP)-enabled devices without the need to route the calls through a network of third-party computers, as typically occurs in a peer-to-peer environment. There can be no assurance that others will not develop similar or competing technology. While we are taking steps to establish intellectual property rights, there can be no assurance that our efforts to establish such rights will be successful. In addition, there can be no assurance that these intellectual property rights will not be subject to challenge, or if challenged, that we will be successful in maintaining them.

If we do not operate our new Softswitch technology effectively, many of the potential benefits of the new technology may not be realized.

We have made a fundamental change in our business operations by migrating to new Softswitch technology. There are inherent risks associated with using such a relatively new technology. We may be required to spend additional time or money on integration of this technology, which could otherwise be spent on developing our services. We have experienced problems in the operation of our Softswitch. If we do not operate the technology effectively or if our technical staff and we spend too much time on operational issues, it could result in increased costs without the corresponding benefits.

Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability.

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

Our growth is dependent upon our ability to build new distribution relationships, and to bring on new customers, of which there can be no assurance.

Our ability to grow through quick and cost effective deployment of our VoIP services is dependent upon our ability to identify and contract with local entities that will assist in the distribution of our products. This will include local sales agents that sell our retail, efonica-branded services, resellers that private label and sell our wholesale VoIP services, and referral entities such as web portals that refer potential customers to us. If we are unable to identify or contract for such distribution relationships, we may not generate the customers or revenues currently envisioned.

Our entry into new markets will rely upon our ability to obtain licenses to operate in those countries, and our ability to establish good working relationships with postal telephone and telegraph companies in order to interconnect to the telephone networks. There can be no assurance of our ability to accomplish either.

The rapid growth of our network and the growth of our international distribution capabilities are dependent upon our ability to apply for and receive licenses to operate in the foreign markets we intend to enter. They are also dependent upon our ability to establish positive working relationships with foreign postal telephone and telegraph companies, and other licensed carriers, and to negotiate and execute the agreements necessary for us to interconnect with their local networks. While we will diligently pursue these relationships, we might not be able to obtain the necessary licenses and interconnections within the time frame envisioned or not at all.

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

Companies offering Internet, data and communications services are, in some circumstances, consolidating. We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, sales and marketing resources, larger client bases, extended networks and infrastructures and more established relationships with vendors, distributors and partners than we have. With these heightened competitive pressures, there is a risk that our revenues may not grow as expected and the value of our common stock could decline.

Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

A majority of the voice calls made by our clients are connected through other communication carriers, which provide us with transmission capacity through a variety of arrangements. Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations. If we do not secure or maintain operating and termination arrangements, our ability to increase services to our existing markets, and gain entry into new markets, will be limited. Therefore, our ability to maintain and expand our business is dependent, in part, upon our ability to maintain satisfactory relationships with incumbent and other licensed carriers, Internet service providers, international exchange carriers, satellite providers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis, as well as the ability of such carriers to carry the traffic we route to their networks or provide network capacity. If a carrier does not carry traffic routed to it, or provide required capacity, we may be forced to route our traffic to, or buy capacity from, a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality. In the event network service is degraded it may result in a loss of customers. To the extent that any of these carriers raise their rates, change their pricing structure, or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent on third party equipment suppliers for equipment software and hardware components, including Cisco, Nuera, Juniper Networks, Nextone and Veraz. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources, if and as required, it could result in our inability to deliver the services that we currently and intend to provide.

We rely on the cooperation of postal telephone and telegraph companies who may hinder our operations in certain markets.

In some cases we will require the cooperation of the postal telephone and telegraph company or another carrier in order to provide services under a license or partnership agreement. In the event the postal telephone and telegraph company or another carrier does not cooperate, our service rollout may be delayed, or the services we offer could be negatively affected. If we acquire a license for a market and the postal telephone and telegraph company or incumbent carrier desires to negatively affect our business in the area, they may be in a position to significantly delay our ability to provide services in that market and ultimately make it not worth pursuing.

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

Portions of our network may be shut down from time to time as a result of disputes with postal telephone and telegraph companies, vendors, carriers or general service providers due to billing disputes, late payments, or other issues. Any future network shut downs can have a significant negative impact on revenue and cash flows, as well as hurting our reputation. In addition, there is no assurance that we will be able to quickly resolve disputes, if ever, which could result in a permanent loss of revenues.

Because we do business on an international level we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues.

There are certain risks inherent in doing business internationally, especially in emerging markets, such as unexpected changes in regulatory requirements, the imposition of tariffs or sanctions, licenses, customs, duties, other trade barriers, political risks, currency devaluations, high inflation, corporate law requirements, and even civil unrest. Many of the economies of these emerging markets are weak and volatile. We may not be able to mitigate the effect of inflation on our operations in these countries by price increases, even over the long-term. Further, expropriation of private businesses in such jurisdictions remains a possibility, whether by outright seizure by a foreign government or by confiscatory tax or other policies. Deregulation of the communications markets in developing countries may not continue. Incumbent providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their network switches. The legal systems in emerging markets frequently have insufficient experience with commercial transactions between private parties. Consequently, we may not be able to protect or enforce our rights in any emerging market countries. Governments and regulations may change resulting in availability of licenses and/or cancellations or suspensions of operating licenses, confiscation of equipment and/or rate increases. The instability of the laws and regulations applicable to our businesses and their interpretation and enforcement in these markets could materially and adversely affect our business, financial condition, or results of operations.

Regulatory treatment of VoIP outside the United States varies from country to country. Some countries including the U.S. are considering subjecting VoIP services to the regulations applied to traditional telephone companies and they may assert that we are required to register as a telecommunications carrier in that country or impose other regulations. In such cases, our failure to register could subject us to fines, penalties, or forfeiture. Regulatory developments such as these could have a material adverse effect on our international operations.

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

We could have to pay additional taxes because our operations are subject to various taxes. We structure our operations based on assumptions about various tax laws, U.S. and international tax treaty developments, international currency exchange, capital repatriation laws, and other relevant laws by a variety of non-U.S. jurisdictions. Taxation or other authorities might not reach the same conclusions we reach. We could suffer adverse tax and other financial consequences if our assumptions about these matters are incorrect or the relevant laws are changed or modified.

We are subject to varying degrees of international, federal, state, and local regulation. Significant regulations imposed at each of these levels govern the provision of some or all of our services and affect our business. We cannot assure you that our joint venture partners, or we have, or, will receive the international, United States Federal Communications Commission (“FCC”), or state regulatory approvals they or we require. Nor can we provide you with any assurance that international, FCC or state regulatory authorities will not raise material issues with respect to our compliance with applicable regulations or that the cost of our compliance will not have a materially adverse effect on our revenues and profitability.

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

Risks Related to our Common Stock

Voting Control by Principal Stockholders

As of March 31, 2006, our executive officers and directors collectively control approximately 33.2% of our outstanding common stock and, therefore are able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

We Do Not Intend to Pay Dividends.

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Forward Looking Statements

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At December 31, 2005, the majority of our cash balances were held primarily in the form of a short-term highly liquid investment grade money market fund in a major financial institution. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At December 31, 2005, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. As such, we currently believe that our interest rate risk is very low.

We currently do not conduct any significant amount of business in currencies other than the United States dollar. The reporting and functional currency for our Dubai international subsidiary is the United States dollar. Our Jamaican and Turkey subsidiaries currently do not have any significant operations that would provide foreign currency risk. However, in the future, we likely will conduct a larger percentage of our business in other foreign currencies that could have an adverse impact on our future results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements required by this Item are included in Item 14 of this report on pages F-1 through F-33.

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

(c) Limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurances that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We periodically evaluate our internal controls and make changes to improve them.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the sections entitled “Management” and “Principal Stockholders” in the proxy statement for our 2005 Annual Meeting of Stockholders.

On November 1, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of Fusion, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Conduct and Ethics is posted on our website at www.fusiontel.com. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer and principal financial and accounting officer.

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

(a)(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts is included on page F-32 hereto. All other financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

(a)(3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
No.	Description

3.1	Certificate of Incorporation, as amended (*)

3.1	(a) Certificate of Designation of Series C Convertible Redeemable Preferred Stock (*)

3.2	Bylaws (*)

10.1	1998 Stock Option Plan (*)

10.2	Employment Agreement between registrant and Matthew Rosen (*)

10.21	Amended and Restated Employment Agreement between registrant and Matthew Rosen (3)

10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003 (*)

10.4	Agreement between registrant and Pakistan Telecommunications Company, Ltd, dated May 20, 2002 (*)

10.4.1	Agreement between Registrant and Pakistan Telecommunications Company, Ltd, dated September 1, 2004 (2)

10.4.2	Letter terminating Agreement between Registrant and Pakistan Telecommunications Company, Ltd dated November 30, 2005 (4)

10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002 (*)

10.6	Agreement between Fusion registrant and Communications Ventures PVT. LTD, dated May 13, 2004 (*)

10.7	Form of Warrant to Purchase Common Stock (*)

10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (*)

10.8.1	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (4)

10.8.2	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (4)

10.8.3	Lease Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (4)

10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office (*)

10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)

10.10.11	Amendment dated February 10, 2006, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office, as amended (4)

10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices (4)

10.12	Agreement between registrant and Dennis Mehiel, dated November 10, 2004 and attached Promissory note of even date therewith (*)

10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000 (*)

10.14	Convertible Subordinated Note issued by registrant to Marvin Rosen, dated April 9, 1999 (*)

10.15	Demand note issued by registrant to Marvin Rosen, dated March 28, 2001 (*)

Exhibit
No.	Description

10.16	Demand note issued by registrant to Marvin Rosen, dated April 13, 2001 (*)

10.17	Demand note issued by registrant to Marvin Rosen, dated December 4, 2000 (*)

10.18	Demand note issued by registrant to Marvin Rosen, dated May 24, 2001 (*)

10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)

10.20	Convertible Subordinated Note issued by registrant to Philip Turits, dated April 9, 1999 (*)

10.21	Demand note issued by registrant to Philip Turits, dated January 31, 2003 (*)

10.22	Demand note issued by registrant to Philip Turits, dated October 14, 2002 (*)

10.23	Demand note issued by registrant to Philip Turits, dated December 31, 2002 (*)

10.24	Demand note issued by registrant to Philip Turits, dated July 31, 2002 (*)

10.24	Demand note issued by registrant to Philip Turits, dated September 24, 2002 (*)

10.27	Demand note issued by registrant to Evelyn Langlieb Greer, dated July 10, 2002 (*)

10.28	Non-Competition Agreement between registrant and Marvin Rosen (*)

10.29
Stock Purchase Agreement between registrant, Convergent Technologies, Ltd. and the stockholders listed on Schedule 1 Attached thereto, dated December 16, 2004, as amended and restated, dated January 11, 2005 (*)

10.30	Employment Agreement between registrant and Roger Karam (*)

10.31.1	Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated January 11, 2005 and the amendment thereto (*)

10.31.2	Amendment to Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated March 24, 2006 (4)

10.32	Carrier Service Agreement for International Terminating Traffic between the registrant and Qwest Communications Corporation, dated May 17, 2000 (*)

10.33	Carrier Service Agreement between registrant and Telco Group, Inc. dated April 3, 2001, as amended (*)

10.34	Colocation License Agreement between the registrant and Telco Group, dated January 28, 2002.(*)

10.35	International VoIP Agreement, dated April 25, 2002, as amended (*)

10.36.1
Stock Purchase Agreement dated March 8, 2005 between FUSION TURKEY, L.L.C., LDTS UZAK MESAFE TELEKOMÜNIKASYON VE .ILETIS,IM HIZMETLERI SAN.TIC.A.S. and Bayram Ali BAYRAMOGLU; Mecit BAYRAMOGLU Mehmet; Musa BAYSAN; Yahya BAYRAMOGLU and Özlem BAYSAN.(1)

10.37	Lease Agreement dated April 28, 2005, between Convergent Technologies Limited and Oceanic Digital Jamaica Limited **

10.38
Promissory Note issued by iFreedom Communications International Holdings, Limited; iFreedom Communications Corporation; iFreedom Communications (Malaysia) Sdn. Bhd.; iFreedom Communications, Inc.; iFreedom Communications Hong Kong Limited and iFreedom UK, Ltd., jointly and severally, to Registrant.(4)

14	Code of Ethics of Registrant (4)

Exhibit
No.	Description

21.1	List of Subsidiaries (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

*	Originally filed with our Registration Statement no. 33-120412 and incorporated herein by reference.
**	Originally filed with our Registration Statement no. 33-120206 and incorporated herein by reference.

(1)	Filed as Exhibit to our Current Report on Form 8-K filed on March 14, 2005 and incorporated herein by reference.
(2)	Filed as Exhibit to or Annual Report on Form 10-K filed March 31, 2005 and incorporated herein by reference.
(3)	Filed as Exhibit to our Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.
(4)	Filed herewith.

(b) Reports on Form 8-K.

We furnished a report on Form 8-K dated March 14, 2005, reporting under Item 1.01 the entry into a Stock Purchase Agreement between FUSION TURKEY, L.L.C., LDTS UZAK MESAFE TELEKOMÜNIKASYON VE .ILETIS,IM HIZMETLERI SAN.TIC.A.S. and Bayram Ali BAYRAMOùGLU; Mecit BAYRAMOùGLU Mehmet; Musa BAYSAN; Yahya BAYRAMOùGLU and Özlem BAYSAN.

We furnished a report on Form 8-K dated May 12, 2005, reporting under Item 8.01 the issuance of a press release regarding the execution of a partnership agreement with NetVoices, LLC. for distribution and support of our efonica brand of VoIP services in the Ukraine.

We furnished a report on Form 8-K dated November 14, 200,5 reporting under Item 1.01 the entry into an agreement to acquire the assets of iFreedom Communications International Holdings Limited.

We furnished a report on Form 8-K dated January 4, 2006, reporting under Item 5.02 the appointment of Gordon Hutchins, Jr. as Executive Vice President - International Operations.

We furnished a report on Form 8-K dated January 10, 2006, reporting under Item 5.02 the appointment of Charles Whiting as Senior Vice President - Operations, Engineering and Information Systems.

We furnished a report on Form 8-K dated January 13, 2006, reporting under Item 8.01 the issuance of a press release entitled “Fusion to Present Conference Session at Pacific Telecommunications Council (PTC)’06 Conference”.

We furnished a report on Form 8-K dated February 14, 2006, reporting under Item 8.01 the mailing of a letter to shareholders.

We furnished a report on Form 8-K dated February 28, 2006, reporting under Item 8.01 the issuance of a press release entitled “Fusion Acquires Proprietary SIP Peer-to-Peer Technology That Avoids Routing Internet Phone Calls Through Network Of Users’ Computers.”

We furnished a report on Form 8-K dated March 7, 2006, reporting under Item 8.01 the issuance of a press release entitled “Fusion Announces Partnership With AnchorFree to Market VoIP Services to Users of Large Free WI-FI Network.”

We furnished a report on Form 8-K dated March 17, 2006 reporting under Item 5.02 the appointment of Matthew Rosen as Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 31, 2006	By:	/s/ Matthew D. Rosen

Name: Matthew D. Rosen Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Name	Title	Date

/s/ Marvin S. Rosen	Chairman of the Board	March 31, 2006
Marvin S. Rosen

/s/ Matthew D. Rosen	President and Chief Executive Officer	March 31, 2006
Matthew D. Rosen

/s/ Barbara Hughes	Vice President of Finance and Principal Accounting and Financial Officer	March 31, 2006
Barbara Hughes

/s/ Philip Turits	Secretary, Treasurer, and Director	March 31, 2006
Philip Turits

/s/ E. Alan Brumberger	Director	March 31, 2006
E. Alan Brumberger

/s/ Michael Del Giudice	Director	March 31, 2006
Michael Del Giudice

/s/ Julius Erving	Director	March 31, 2006
Julius Erving

/s/ Evelyn Langlieb Greer	Director	March 31, 2006
Evelyn Langlieb Greer

/s/ Fred P. Hochberg	Director	March 31, 2006
Fred P. Hochberg

/s/ Raymond E. Mabus	Director	March 31, 2006
Raymond E. Mabus

/s/ Manuel D. Medina	Director	March 31, 2006
Manuel D. Medina

/s/ Dennis Mehiel	Director	March 31, 2006
Dennis Mehiel

/s/ Paul C. O’Brien	Director	March 31, 2006
Paul C. O’Brien

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Fusion Telecommunications International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with  accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule on page F-32. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 10, 2006, except for paragraph 6 of Note 21 which is as of March 30, 2006

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$14,790,504	$4,368,726
Accounts receivable, net of allowance for doubtful accounts of approximately $414,000 in 2005 and 2004	2,952,760	3,145,535
Restricted cash	—	145,000
Prepaid expenses and other current assets	1,242,266	889,761
Total current assets	18,985,530	8,549,022
Property and equipment, net	4,516,271	3,271,474
Other assets
Security deposits	331,891	902,028
Restricted cash	218,176	235,276
Goodwill	5,118,640	—
Intangible assets, net	4,861,012	—
Other assets	354,259	704,317
Total other assets	10,883,978	1,841,621
TOTAL ASSETS	$34,385,779	$13,662,117

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Long-term debt, related parties, current portion	$—	$1,739,025
Long-term debt, current portion	150,000	2,660,281
Capital lease/equipment financing obligations, current portion	1,419,965	1,131,830
Accounts payable and accrued expenses	9,269,341	10,274,688
Investment in Estel	771,182	140,821
Liabilities of discontinued operations	620,809	1,116,090
Total current liabilities	12,231,297	17,062,735
Long-term liabilities
Capital lease/equipment financing obligations, net of current portion	7,650	156,495
Other long-term liabilities	4,357,497	—
Preferred Stock, Series C, subject to mandatory redemption (liquidation preference in the aggregate of approximately $10,932,000 in 2004)	—	9,716,026
Total long-term liabilities	4,365,147	9,872,521
Commitments and contingencies
Minority interests	67,694	16,890
Stockholders’ equity (deficit)
Common stock, $.01 par value, 105,000,000 shares authorized, 11,114,962 and 0 shares issued and 10,439,381 and 0 shares outstanding in 2005 and 2004, respectively	104,394	—
Common stock, Class A, $.01 par value, 21,000,000 shares authorized, 15,739,963 and 17,479,993 shares issued and outstanding in 2005 and 2004, respectively	157,400	174,800
Capital in excess of par value	105,447,041	65,127,291
Accumulated deficit	(87,987,194)	(78,592,120)
Total stockholders’ equity (deficit)	17,721,641	(13,290,029)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,385,779	$13,662,117

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC
AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
	2005	2004	2003

Revenues	$49,364,542	$49,557,973	$32,018,471
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	45,048,917	42,927,994	27,855,508
Depreciation and amortization	1,510,172	1,804,184	1,981,805
Loss on impairment	—	—	375,000
Selling, general and administrative expenses	11,939,001	9,804,405	8,575,807
Total operating expenses	58,498,090	54,536,583	38,788,120
Operating loss	(9,133,548)	(4,978,610)	(6,769,649)

Other income (expense):
Interest income (expense), net	39,360	(2,228,060)	(846,896)
Gain (loss) on settlements of debt	(75,927)	2,174,530	3,918,295
Loss from investment in Estel	(541,876)	(519,728)	(746,792)
Other	(195,346)	(15,965)	(97,766)
Minority interests	175,353	(7,654)	157,617
Total other income (expense)	(598,436)	(596,877)	2,384,458
Loss from continuing operations	(9,731,984)	(5,575,487)	(4,385,191)

Discontinued operations:
Income from discontinued operations	336,910	545,215	208,620
Net loss	$(9,395,074)	$(5,030,272)	$(4,176,571)
Losses applicable to common stockholders:
Loss from continuing operations	$(9,731,984)	$(5,575,487)	$(4,385,191)
Preferred stock dividends	—	(385,918)	(635,254)
Net loss applicable to common stockholders from continuing operations:	(9,731,984)	(5,961,405)	(5,020,445)
Income from discontinued operations	336,910	545,215	208,620
Net loss applicable to common stockholders	$(9,395,074)	$(5,416,190)	$(4,811,825)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.39)	$(0.35)	$(0.37)
Income from discontinued operations	0.01	0.03	0.02
Net loss applicable to common stockholders	$(0.38)	$(0.32)	$(0.35)
Weighted average shares outstanding
Basic and diluted	24,965,080	16,707,114	13,616,803

See accompanying notes to consolidated financial statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2005, 2004 and 2003

	Redeemable
	Preferred	Preferred	Preferred		Common	Capital in	Stock
	Stock	Stock	Stock	Common	Stock	Excess of	Dividend	Accumulated
	Series C	Series A	Series B	Stock	Class A	Par Value	Distributable	Deficit	Total
Balances, January 1, 2003	$—	$4,072	$735	$116,863	$—	$52,732,476	$—	$(67,721,553)	$(14,867,407)
Proceeds from sale of common stock, net of investment expenses	—	—	—	26,964	—	6,819,923	—	—	6,846,887
Proceeds from sale of Series C Preferred Stock, net of investment expenses	2,526,299	—	—	—	—	—	—	—	—
Conversion of long-term debt to common stock	—	—	—	6,232	—	2,273,932	—	—	2,280,164
Conversion of long-term debt to Series C Preferred Stock	930,239	—	—	—	—	—	—	—	—
Common stock issued for the assumption of letter of credit	—	—	—	168	—	49,832	—	—	50,000
Conversion of advances to Series C Preferred Stock	10,000	—	—	—	—	—	—	—	—
Stock dividends declared	—	—	—	—	—	—	1,277,806	(1,277,806)	—
Stock dividends issued	—	—	—	3,185	—	721,383	(724,568)	—	—
Net loss	—	—	—	—	—	—	—	(4,176,571)	(4,176,571)
Balances, December 31, 2003	3,466,538	4,072	735	153,412		62,597,546	553,238	(73,175,930)	(9,866,927)
Proceeds from sales of common stock, net of investment expenses	—	—	—	4,299	—	1,272,771	—	—	1,277,070
Proceeds from sales of Series C Preferred Stock, net of investment expenses	4,630,626	—	—	—	—	—	—	—	—
Conversion of long-term debt to Series C Preferred Stock	406,740	—	—	—	—	—	—	—	—
Conversion of advances to Series C Preferred Stock	176,620	—	—	—	—	—	—	—	—
Common stock issued in settlement of accounts payable	—	—	—	197	—	101,873	—	—	102,070
Conversion of Series A&B Preferred Stock to common stock	—	(4,072)	(735)	13,735	—	(8,928)	—	—	—
Conversion of common stock to Class A Common Stock	—	—	—	(174,800)	174,800	—	—	—	—
Issuance of convertible debt with beneficial conversion feature	—	—	—	—	—	228,030	—	—	228,030
Stock dividend declared	—	—	—	—	—	—	385,918	(385,918)	—
Stock dividend issued	—	—	—	3,157	—	935,999	(939,156)	—	—
Accretion of Series C Preferred Stock	1,035,502	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,030,272)	(5,030,272)
Balances, December 31, 2004	9,716,026	—	—	—	174,800	65,127,291	—	(78,592,120)	(13,290,029)
Proceeds from sale of common stock, net of investment expenses	—	—	—	40,800	—	23,229,720	—	—	23,270,520
Conversion of convertible notes to common stock, net of debt offering costs	—	—	—	6,515	—	2,437,880	—	—	2,444,395
Conversion of Preferred Stock to common stock	(10,003,141)	—	—	31,418	—	9,971,723	—	—	10,003,141
Common Stock paid for minority interest in Efonica joint venture	—	—	—	7,641	—	4,920,559	—	—	4,928,200
Cash difference payment related for purchase of minority interest in Efonica joint venture	—	—	—	—	—	(430,000)	—	—	(430,000)
Restricted stock issued for consulting services	—	—	—	114	—	49,886	—	—	50,000
Common stock issued for options	—	—	—	214	—	50,036	—	—	50,250
Class A common stock issued for warrants	—	—	—	—	292	84,858	—	—	85,150
Accretion of Series C Preferred Stock	287,115	—	—	—	—	—	—	—	—
Amortization of stock options granted to consultant	—	—	—	—	—	5,088	—	—	5,088
Conversion of Class A Common Stock to common stock	—	—	—	17,692	(17,692)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(9,395,074)	(9,395,074)
Balances, December 31, 2005	$—	$—	$—	$104,394	$157,400	$105,447,041	$—	$(87,987,194)	$17,721,641

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
Cash flows from operating activities	2005	2004	2003
Net loss	$(9,395,074)	$(5,030,272)	$(4,176,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	—	—	375,000
Loss from sale/disposal of fixed assets	158,525	18,421	101,838
Depreciation and amortization	1,510,172	1,804,184	1,981,805
Bad debt expense	350,434	780,479	183,735
Beneficial conversion feature on convertible debt	—	228,030	—
(Gain) loss on settlements of debt	75,927	(2,174,530)	(3,918,295)
Non-cash compensation expense	38,422	—	—
Gain on discontinued operations	(336,910)	(556,904)	—
Accretion of Series C Preferred Stock	287,115	1,035,502	—
Loss from investment in Estel	541,876	519,728	746,792
Minority interests	(175,353)	7,654	(157,617)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	96,952	(1,627,047)	(752,779)
Prepaid expenses and other current assets	(205,471)	(1,207,139)	(105,666)
Other assets	49,254	32,737	(22,045)
Accounts payable and accrued expenses	(818,149)	1,307,946	1,261,261
Liabilities of discontinued operations	(158,371)	(13,623)	(402,001)
Net cash used in operating activities	(7,980,651)	(4,874,834)	(4,884,543)

Cash flows from investing activities:
Purchase of property and equipment	(1,877,252)	(627,219)	(582,149)
Proceeds from sale of property and equipment	—	36,850	15,000
Advances to Estel	(205,520)	(262,398)	(219,926)
Payments from Estel	104,102	—	—
Returns of (payments for) security deposits	570,137	245,957	(271,552)
Repayments of restricted cash	162,100	356,350	314,556
Purchase of Jamaican joint ventures net of cash acquired	(146,486)	—	—
Purchase of minority interest in Efonica joint venture, net of cash acquired	(480,555)	—	—
Difference Payment related to purchase of minority interest in Efonica joint venture	(430,000)	—	—
Purchase of Turkey joint venture, net of cash acquired	(92,971)	—	—
Net cash used in investing activities	(2,396,445)	(250,460)	(744,071)

Cash flows from financing activities
Proceeds from sale of common stock and warrants, net	23,884,533	1,277,070	6,846,887
Proceeds from sale of Series C Preferred Stock, net	—	4,630,626	2,526,299
Proceeds from exercise of stock options	50,250
Proceeds from exercise of warrants	85,150
Repayments of escrow advances	—	(73,060)	(1,130,500)
Proceeds from long-term debt	—	1,330,000	2,091,696
Payments of long-term debt and capital lease/equipment financing obligations	(2,538,464)	(836,090)	(2,340,706)
Payment of dividends on Preferred C Stock	(664,634)
Contributions from (to) minority stockholders of joint Ventures	(17,961)	(40,171)	104,156
Net cash provided by financing activities	20,798,874	6,288,375	8,097,832
Net increase in cash and cash equivalents	10,421,778	1,163,081	2,469,218
Cash and cash equivalents, beginning of year	4,368,726	3,205,645	736,427
Cash and cash equivalents, end of year	$14,790,504	$4,368,726	$3,205,645

See accompanying notes to consolidated financial statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the years for interest	$621,789	$302,860	$187,600

Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases/equipment financing obligations	$918,716	$760,417	$373,200
Conversion of accounts payable to common stock	$—	$102,070	$—
Note issued in settlement agreement	$—	$150,000	$—
Conversion of Series A and B Preferred stock to common stock	$—	$13,735	$—
Credits received from sale of property and equipment	$—	$—	$15,000
Conversion of long-term debt to common stock	$—	$—	$2,280,164
Conversion of convertible notes payable and related debt offering costs	$2,444,395	$—	$—
Conversion of Series C Preferred Stock to common stock	$10,003,141	$—	$—
Conversion of prepaid offering costs to additional paid in capital	$614,008	$—	$—
Common stock issued for the assumption of a letter of credit	$—	$—	$50,000
Conversion of long-term debt to Series C Preferred Stock	$—	$406,740	$930,239
Conversion of escrow advances to Series C Preferred Stock	$—	$176,620	$10,000
Conversion of interest payable to debt	$—	$108,333	$—
Stock dividends issued	$—	$939,156	$724,568
Stock dividends declared	$—	$385,918	$1,277,806
Conversion of long-term debt to deferred revenue	$—	$—	$555,000

Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$654,791	$—	$—
Fair value of identifiable intangible assets	4,877,900	—	—
Efonica Difference Payment	430,000	—	—
Goodwill acquired	5,118,640	—	—
Liabilities acquired	(401,504)
Minority interest acquired	(244,118)	—	—
Common stock issued or to be issued	(9,285,697)	—	—
Cash paid for acquisition of joint ventures, net of cash acquired	$1,150,012	$—	$—

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Nature of operations

Fusion Telecommunications International, Inc. and Subsidiaries (collectively the “Company”) is a Delaware corporation, incorporated in September 1997. The Company is an international communications carrier delivering Voice over Internet Protocol (“VoIP”) and other Internet services to, from, in and between emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. With its lead product, VoIP services, the Company currently provides a full suite of communications services to corporations, consumers, communication carriers, Internet service providers and government entities.

2.	Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of Fusion Telecommunications International, Inc. and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Stock Split

On November 1, 2004, the Board of Directors, as approved by the shareholders on December 10, 2004, authorized a 3.5 to 1 reverse stock-split applicable to all outstanding shares of the Company’s common stock. All transactions and disclosures in the 2003 consolidated financial statements, related to the Company’s common stock have been restated to reflect the effect of the reverse stock-split.

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

The Company derives revenue principally from international voice, including VoIP, private networks and Internet services. Variable revenue derived from international voice services is recognized upon completion of a call and is based upon the number of minutes of traffic carried. Revenue from monthly recurring service from long distance, private networks and Internet services are fixed and recurring in nature and are contracted over a specific period of time. Advanced billings for monthly fees are reflected as deferred revenues and are recognized as revenue at the time the service is provided. VoIP services enables customers, typically international corporations or cable operators, to place voice calls anywhere in the world using their personal computer. The majority of the Company’s VoIP services to consumers are prepaid which is initially recorded as deferred revenue. Revenues from VoIP services to consumers are recognized based upon the usage of minutes by the consumer.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying Consolidated Balance Sheets.

Goodwill and other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized but is reviewed for impairment on an annual basis. Other intangible assets consist primarily of the trade name and trademarks associated with the Company’s wholly-owned subsidiary, Efonica FZ, LLC (“Efonica”). These long-lived assets are not amortized because they have indefinite lives. The remaining intangible asset acquired in the Efonica transaction is a customer list, which is being amortized using the straight-line method over the 10 year estimated useful life.

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

During 2003, the Company recorded an impairment of $375,000 related to management’s decision to lease certain switching equipment, which was replaced with upgraded equipment. In accordance with the provisions of SFAS No. 144, the Company evaluated the present value of the future cash flows that were expected to be generated from such lease and determined that the present value of the future cash flows were less than the carrying value of the equipment, thus there was an impairment on the switching equipment. The Company was unable to lease this equipment and continued to utilize the switching equipment in 2003 and in 2004. The Company ceased using the equipment during 2005 and initiated plans to sell the equipment. The Company reduced the carrying value of the asset to the net realizable value less costs to sell, recording a loss of approximately $118,000. In February 2006, the asset was sold for proceeds of $45,000. The losses recorded in connection with the replaced switching equipment relate to the voice to carriers segment.

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

Advertising

Advertising costs are charged to operations as incurred and were approximately $162,000, $82,000 and $59,000 for 2005, 2004 and 2003, respectively.

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

Foreign Currency Conversion

The Company’s subsidiaries enter into foreign currency transactions. Conversion gains or losses resulting from these foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

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

Unexercised stock options to purchase 2,042,799, 1,848,578, and 656,207 shares of the Company’s common stock as of December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 7,462,435, 286,578, and 252,758, shares of the Company’s common stock as of December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Non-converted debt to purchase 97,998, and 47,215 shares of the Company’s common stock as of December 31, 2004 and 2003, respectively were not included in the computation of diluted earnings per share because the conversion of the debt would be anti-dilutive to earnings per share. Had the debt been converted, interest expense would have been reduced by approximately $49,000 and $30,000 during the years ended December 31, 2004 and 2003, respectively.

Stock-Based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. For the year ended December 31, 2005 and prior, the Company elected to apply APB 25 in accounting for its stock option incentive plans and, accordingly, recognized no compensation expense for the stock option grants.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

If compensation expense for the Company’s stock option plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	2005	2004	2003
Net loss applicable to common stockholders, as reported	$(9,395,074)	$(5,416,190)	$(4,811,825)
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(2,152,765)	(771,852)	(99,911)
Net loss applicable to common stockholders, pro forma	$(11,547,839)	$(6,188,042)	$(4,911,736)
Earnings per share:
Basic and diluted net loss applicable to common stockholders, as reported	$(0.38)	$(0.32)	$(0.35)
Basic and diluted net loss applicable to common stockholders, pro forma	$(0.46)	$(0.37)	$(0.36)

The Company calculated the fair value of each common stock option grant on the date of grant using the black scholes option pricing model method with the following assumptions:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Average risk free interest rate	4.26%	4.50%	4.43%
Average option term	4.0	4.0	4.0
Stock volatility	82.0%	0.0%	0.0%

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, the Company adopted SFAS 123(R) on January 1, 2006.

As permitted by SFAS No. 123, prior to January 1, 2006, the Company accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior years, the impact of that adoption would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and proforma net loss per share in the preceding table.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets” an amendment of APB Opinion No. 29 “Accounting for Non-monetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company does not believe the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The Company’s adoption of FIN 47 did not have a material impact on the consolidated financial statements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This Standard retained accounting guidance related to changes in estimates, changes in reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this SFAS will have a material impact on its financial condition or results of operations.

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

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financials statements to conform to the 2005 presentation.

3.	Joint ventures, acquisitions and divestitures

Estel

In March 2000, the Company entered into a joint venture agreement with Communications Ventures India Pvt. Ltd. to form an entity named Estel Communication Pvt. Ltd. (“Estel”). Estel is organized and exists under the laws of India and has its office in New Delhi, India. The Company directly owns 49% of the joint venture and has voting rights in another 1.01%, which in turn gives the Company a 50.01% voting control in the joint venture. Estel was established to engage in the business of selling and supporting Internet service protocol operations. Basically, Estel is in business as an Internet & VoIP service provider in India. The joint venture has been funded primarily by the Company, which has also provided certain equipment for the establishment of the required technology platforms.

Pakistan

In July 2002, the Company acquired a 75% equity interest in a joint venture with Turner Hill Investments, L.P. (“Turner Hill”) to provide VoIP services for calls terminating in Pakistan. Turner Hill subsequently assigned its interest to Braddon Corporate Holdings Limited (“Braddon”). During 2003 and 2002, the Company contributed certain telecommunications equipment and advances to the joint venture in exchange for its equity interest in the new joint venture. This joint venture operated out of facilities provided by the joint venture partner and began providing VoIP service in November 2002. The investment by Braddon was fully absorbed by its pro-rata share of losses during January 2005. The Company has continued to fund 100% of the operations and as a result, the Company has recorded 100% of the losses since January 2005.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.	Joint ventures, acquisitions and divestitures (continued)

In connection with this joint venture, in May 2002 the Company entered into a Service Agreement (the “Agreement”) with Pakistan Telecommunications Company Limited (“PTCL”), under which PTCL provided for the termination of incoming international traffic into Pakistan focusing on VoIP services from the United States and Europe. The Agreement provided for an initial term of one year, with additional one-year extensions terms. The Company had exercised its option to extend the agreement, which was in effect through August 31, 2004. The Agreement provided for the Company to place all necessary switching equipment in Pakistan, the United States and Europe (which it had done through the Pakistan joint venture formed with Braddon). Under the terms of the Agreement, the Company paid PTCL a maximum service charge of $0.19 per minute for all calls terminating in Pakistan using the Company’s VolP platform. The Agreement also required the Company to guarantee a minimum of three million minutes a month to terminate to Pakistan. The Company was also required to keep on deposit with PTCL, a one month rolling advance equal to the number of minutes terminated during the preceding month, times the prevailing termination rate charged by PTCL to the Company.

On September 1, 2004, a new Agreement was consummated. The term was one year from September 1, 2004, renewable upon mutual consent. This agreement stipulated that the switching equipment installed in Pakistan by the Company through its Pakistan joint venture was to be owned and operated by PTCL. In addition, PTCL had the right to terminate the agreement if the Company did not deliver a minimum of traffic over a three-month period. The agreement also required the Company to put up a $1,000,000 bank guarantee, which never occurred as it was pending the resolution of advances totaling $415,000 owed to the Company by PTCL as of December 31, 2005. During February 2006, PTCL returned $389,000 of the rolling advance, which was reflected in prepaids and other current assets in the December 31, 2005 Consolidated Balance Sheet. The remaining balance is currently being disputed.

In connection with the joint venture agreement with Braddon, the joint venture was required to pay a management fee to Braddon equal to the number of minutes terminating in Pakistan on a monthly basis times a fixed rate per minute. For the years ended December 31, 2005, 2004, and 2003 the joint venture incurred management fees to Braddon of approximately $25,000, $314,000, and $361,000, respectively.

For the years ended December 31, 2005, 2004 and 2003 the Company incurred approximately $971,000, $8,545,000, and $9,327,000, respectively, of termination charges under these agreements. Due to a change in market conditions during 2005, the termination of incoming VoIP traffic into Pakistan was no longer advantageous to the Company and thus, the Company decided to cease operations with Braddon. Consequently, the termination charges and the management fee both decreased significantly during 2005. The Company terminated the service agreement on November 30, 2005.

Efonica

In December 2002, the Company acquired a 50.2% equity interest in a joint venture with Karamco, Inc. to provide various VoIP services throughout the emerging markets. Operations of the joint venture began during 2003.

During February 2005, the Company closed on its agreement to acquire the remaining 49.8% minority interest in Efonica from Karamco, Inc. This acquisition was completed to better enable Efonica to serve as the retail VoIP services division of Fusion, offering a full suite of VoIP solutions to customers in Asia, the Middle East, Africa, Latin America and the Caribbean. With 100% control, the Company can better leverage the significant experience and relationships of Efonica. The operating results for the 49.8% minority interest acquired are included in the Consolidated Statement of Operations from the date of acquisition.

Under its original terms, the purchase price ranged between a minimum of $5.4 million and a maximum of $14.3 million. At closing, Karamco, Inc. received cash of $500,000 and shares equal to the Base Purchase Price determined by the initial price of common stock at the date of the Company’s IPO. The Base Purchase Price was equal to 49.8% of the initial estimated valuation of Karamco Inc or approximately $9.8 million. At the date of the IPO, approximately 1.44 million of shares were issued under this agreement of which Karamco received approximately 765,000 of shares and approximately 676,000 shares were held in escrow. During 2005, approval was given to release the shares being held in escrow. Consequently, the value of these shares of approximately $4.4 million is reflected as goodwill and as a long-term liability in the December 31, 2005 Consolidated Balance sheet (See Note 21 for subsequent events).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.	Joint ventures, acquisitions and divestitures (continued)

Out of the shares issued to Karamco, the Company agreed to register for resale 150,000 shares of common stock in a registration statement. Karamco was restricted from selling in excess of $1 million worth of common stock during the one-year period following the IPO Prospectus Date. If the sale of the 150,000 shares registered resulted in less than $1 million of gross proceeds, the Company is required to pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the registered shares and $1 million (the “Difference Payment”). At December 31, 2005, the Company has paid Karamco $430,000 towards the Difference Payment which is reflected as capital in excess of par value in the accompanying Consolidated Balance Sheet. In the event the Difference Payment is less than $430,000, Karamco is obligated to reimburse the Company for such excess. This obligation is secured by 50,387 shares held in escrow. The time period for the difference payment, under an amendment to the purchase agreement was extended to March 2007 (see Note 21).

During the years ended December 31, 2005 and 2004, the proforma impact of the acquisition on the Consolidated Statement of Operations would be a reduction in the loss of approximately $18,000 and $43,000, respectively, and an increase in the net loss during the year ended December 31, 2003 net of $19,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including $20,316 of related acquisition costs at the date of acquisition:

Cash	$39,581
Accounts receivable	64,709
Prepaid expenses and other current assets	175,040
Property and equipment, net	50,651
Intangible assets	4,877,900
Goodwill	4,971,221
Accounts payable, accrued expenses and other	(373,269)
Common stock issued or to be issued	(9,285,697)
Total cash paid (excludes Difference Payment)	$520,136

The initial purchase price allocations were based upon an independent appraisal. The intangible assets acquired were allocated $4,579,100 to the Efonica trade name and trademarks and $298,800 were allocated to the customer list. In determining the purchase price allocation, the trademark was determined based upon the income approach through the application of the relief from royalties method and the customer list was determined based upon the income approach through the application of the excess earnings method. The rate used to discount the net cash flows to present values was based upon a weighted average cost of capital of approximately 28%. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill.

Jamaica

On December 16, 2004, the Company entered into an agreement to acquire 51% of the common stock of a Jamaican company for $150,000. This acquisition was completed to establish the Company as a licensed carrier operation in Jamaica providing the Company an entrance into this emerging market. The Company will begin selling its full suite of VoIP and other Internet services during the second quarter of 2006, once its retail service roll-out is complete. The Jamaican joint venture did not have any results of operations until the second quarter of 2005. The pro-forma effect of this acquisition is not material. The closing of this acquisition took place on January 11, 2005.

Cash	$3,514
Prepaid expenses and other current assets	17,385
Property and equipment, net	25,800
Other assets	100,000
Goodwill	147,419
Minority interest	(144,118)
Total cash paid	$150,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.	Joint ventures, acquisitions and divestitures (continued)

The investment by the minority interest partners was fully absorbed by its pro-rata share of losses during December 2005. The Company has continued to fund 100% of the Jamaican operations and as a result, the Company has started recording 100% of the losses during December 2005.

Turkey

On March 8, 2005, a new wholly owned subsidiary of the Company, Fusion Turkey, LLC entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve Iletism Hizmetleri San. Tic. A.S. (“LDTS”), from the existing shareholders. LDTS possesses a telecommunications license approved by the Turkish Telecom Authority. This license will permit the Company to offer VoIP services under its efonica brand and other Internet services to corporations and consumers in Turkey. Given the changing dynamics of the Turkish market and regulatory framework, the Company continues to work towards the deployment of IP services but has found it unnecessary to build-out a network in Turkey as originally planned. The Company will begin offering services in Turkey in the second quarter of 2006, once its retail service rollout is complete.

The closing of the acquisition took place on May 6, 2005. The following table summarized the estimated fair value of the assets and liabilities acquired and the minority interest on May 6, 2005:

Cash	$997
Prepaid expense and other current assets	1,880
Other assets	219,326
Accounts payable and accrued liabilities	(28,235)
Minority interest	(100,000)
$93,968

The primary net asset acquired was the license (included in other assets), which was issued on March 17, 2004, and is valid for 15 years. Consequently, the license is being amortized over the remaining term. As the transaction closed on May 6, 2005, the Consolidated Statements of Operations for the year ended December 31, 2005, includes activity related to this subsidiary since May 6, 2005. The pro-forma effect of this acquisition is not material.

All joint ventures identified above, excluding Estel, have been accounted for under the consolidation method of accounting as the Company maintained a majority equity ownership in the aforementioned joint ventures.

Since the Company maintains operations in foreign countries through its joint ventures, the Company may be subject to exchange control regulations or other impediments to convert foreign currencies into U.S. dollars. In addition, the Company may generate earnings, which may be unable to be repatriated outside the country in which they are earned. As of December 31, 2005, the Company’s joint ventures have not generated profits that would be subject to such restrictions.

iFreedom

On November 14, 2005, the Company entered into an agreement to acquire the assets of iFreedom Communications International Holdings Limited (“iFreedom”), and a number of its subsidiaries, an entity that markets monthly recurring international VoIP service plans geared to meet the needs of consumers and businesses in the emerging markets. The agreement provided for a purchase price of $500,000 in cash, and 1,100,000 shares of stock, of which 750,000 shares were to be held in escrow and were subject to a performance based earn out. Under the terms of the agreement, the Company would have acquired iFreedom’s customer base as well as operations in Hong Kong, the Philippines, Malaysia, the United Kingdom, and the United States. As certain closing conditions have not yet been met by iFreedom, the parties have been working in good faith to renegotiate the terms and conditions of the transaction and have reached a proposed resolution. The Company now plans to acquire iFreedom's operations in Malaysia and the Philippines. In addition, the Company would hire certain of iFreedom's employees and potentially acquire certain other assets. The purchase price is expected to be $500,000 in cash, which may go towards satisfying certain liabilities iFreedom owes to the Company as described below, and 750,000 shares of common stock, of which 350,000 shares would be held in escrow subject to a performance based earn out. The Company anticipates executing a formal agreement documenting this new understanding, although there can be no assurance that such an agreement will be signed, what parties will be included, or that the above stated terms will be included.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.	Joint ventures, acquisitions and divestitures (continued)

The Company has been providing termination services to iFreedom, which services have aggregated charges of approximately $216,000 as of December 31, 2005. iFreedom has entered into a non interest bearing Note with respect to charges through March 20, 2006 in the principal amount of $463,098 which will increase as charges accrue. The Security Agreement with respect to the Note has not been entered into. It is expected that up to $500,000 in principal amount of this Note will be offset at closing in lieu of cash due. The Company expects to resolve this outstanding receivable at closing, but can make no assurance all or any of the receivable will be paid.

4.	Investment in Estel

As of December 31, 2005 and 2004, the loss in excess of investment in Estel of approximately $771,000 and $141,000, respectively, represents the Company’s 49% investment in Estel (See Note 3 for further discussion). Loss from investment in Estel was approximately ($542,000), ($520,000) and ($747,000) for the years ended December 31, 2005, 2004 and 2003, respectively. Summarized financial data of Estel is below.

	Years Ended December 31,
	2005	2004
Current assets	$449,000	$599,000
Non-current assets	546,000	1,147,000
Current liabilities	1,684,000	1,893,000
Total stockholders’ equity (deficit)	(689,000)	(147,000)

	Years Ended December 31,
	2005	2004	2003
Net revenues	$2,191,000	$2,280,000	$2,119,000
Net loss	(542,000)	(520,000)	(747,000)

The investment by the other shareholder of Estel was fully absorbed by its pro rata share of losses during 2001. The Company has continued to fund 100% of Estel’s operations and as a result, the Company has recorded 100% of Estel’s losses for the years ended December 31, 2005, 2004 and 2003 as loss from investment in Estel.

For the years ended December 31, 2005, 2004, and 2003, revenues included approximately $201,000, $321,000, and $412,000, respectively, for VoIP and IP services provided to Estel. At December 31, 2005 and 2004, the amounts due from this joint venture were approximately $29,000 and $118,000, which is net of an $834,000 and $644,000 allowance respectively. These receivables are non-interest bearing, due on demand, and are included in Investment in Estel on the accompanying balance sheets.

In considering, EITF No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, management has evaluated the facts and circumstances underlying each joint venture relationship such as the financial dependence of the minority shareholders on the Company and corporate governance of each joint venture. Based upon these facts and circumstances, the Company has determined that the minority shareholder of Estel has substantive rights that prohibit the consolidation of this joint venture. As a result, the Company has accounted for this joint venture under the equity method of accounting.

5.	Goodwill and identifiable intangible assets

The Company’s goodwill relates primarily to the VoIP to Consumers and Corporations reporting segment. The changes in the amount of goodwill for the year ended December 31, 2005,is as follows:

Goodwill
Balance as of January 1, 2005	$—
Goodwill for Jamaican acquisition	147,419
Goodwill for purchase of Efonica minority interest	4,971,221
Balance as of December 31, 2005	$5,118,640

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.	Goodwill and identifiable intangible assets (continued)

Identifiable intangible assets, net, as of December 31, 2005, are composed of:

Trademarks	$4,584,632
Customer list, net of accumulated amortization of $22,420	276,380
$4,861,012

These identifiable intangible assets were acquired in connection with the Company's purchase of the 49.8% minority interest in its Efonica joint venture. The trademarks are not subject to amortization as they have an indefinite life. Amortization on the customer list during the year ended December 31, 2005, was $22,420. There was no customer list amortization during 2004. The following table presents estimated amortization expense for each of the succeeding calendar years.

2006	$29,880
2007	29,880
2008	29,880
2009	29,880
2010	29,880
Thereafter	126,980
$276,380

6.	Discontinued operations

During 2001, management of the Company decided to cease the operations of its domestic retail telecommunication services business lines. In connection with this decision, the Company abandoned an office located in Miami, which was being used to house the switching equipment. The office was being leased under a non-cancelable operating lease agreement. In January 2005, the Company and the landlord reached a settlement agreement whereby the remaining liability under the operating lease was reduced to $132,500, which was paid in January 2005. For the year ended December 31, 2004, included in gain from discontinued operations is approximately $588,000 related to this settlement. During 2005, the Company continued its efforts to settle and pay certain of these remaining liabilities. As a result of these efforts as well as revisions to past estimates, the Company recognized a gain of approximately $337,000 during the year ended December 31, 2005. The remaining liability at December 31, 2005 and 2004, of approximately $621,000 and $984,000 relates to trade payables and accrued expenses associated with the discontinued retail telecommunications services.

During the year ended December 31, 2003, certain trade payables, associated with the discontinuation of the Company’s retail services, were determined to be not payable to a vendor, which resulted in a gain on trade payable reductions of approximately $209,000.

7.	Property and equipment

At December 31, 2005 and 2004, property and equipment is comprised of the following:

	2005	2004
Network equipment, including $1,799,236 and $1,743,269 under capital and equipment financing leases in 2005 and 2004, respectively	$6,970,002	$7,478,487
Furniture and fixtures	120,377	92,298
Computer equipment and software, including $67,116 under capital and equipment financing leases in 2005	968,525	741,326
Leasehold improvements	2,710,219	2,710,219
Assets in progress, including $996,504 under capital and equipment financing leases in 2005	1,690,472	—
	12,459,595	11,022,330
Less accumulated depreciation and amortization, including $921,163 and $951,966 under capital and equipment financing leases in 2005 and 2004, respectively	(7,943,324)	(7,750,856)
	$4,516,271	$3,271,474

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.	Restricted cash

As of December 31, 2005 and 2004, the Company had approximately $218,000 and $380,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (equal to the amount of the certificates of deposit). A significant portion of this restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities.

9.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at December 31, 2005 and 2004:

	2005	2004
Trade accounts payable	$6,134,373	$5,662,058
Accrued expenses	1,892,216	2,050,175
Interest payable	334,869	814,262
Dividends payable on Series C Preferred Stock	—	664,635
Deferred revenue	810,837	971,456
Other to be issued	97,046	112,102
	$9,269,341	$10,274,688

The deferred revenue balance at December 31, 2005, includes approximately $466,000 related to a debt settlement agreement with a domestic carrier. The provisions of the agreement provided that $555,000 due to the carrier would be resolved with a service agreement whereby the carrier will receive a reduced rate for certain minutes of traffic that is passed through the Company’s network through December 2005. The Company and the carrier have continued to comply with the terms of this agreement past December 2005. During the years ended December 31, 2005 and 2004, approximately $4,000 and $86,000, respectively, of revenue were recognized in connection with this service agreement.

10.	Long-term debt and capital lease/equipment financing obligations

At December 31, 2005 and 2004, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

		2005	2004
Convertible notes payable	(a)	$—	$250,000
Demand notes payable	(b)	—	898,931
Promissory notes payable	(c)	150,000	150,000
Demand notes payable	(d)	—	81,790
Promissory notes payable	(e)	—	150,000
Promissory notes payable	(f)	—	25,000
Promissory notes payable	(g)	—	102,000
Promissory notes payable	(h)	—	233,252
Convertible notes payable	(i)	—	2,508,333
Capital lease/equipment financing obligations	(j)	1,427,615	1,288,325
Total long-term debt and capital lease/equipment financing obligations		1,577,615	5,687,631
Less current portion		(1,569,965)	5,531,136
		$7,650	$156,495

(a) Balance at December 31, 2004, represented two convertible subordinated note agreements. Interest rate was 9.25% at December 31, 2004, payable semi-annually on January 31 and July 31. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

(b)  Two officers of the Company entered into various loan agreements with the Company in exchange for demand notes payable. The interest rates ranged from 4.00%-4.75% per annum and were due on demand. During February 2005, these notes were paid in full upon completion of the Company’s IPO.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.	Long-term debt and capital lease/equipment financing obligations (continued)

(c) During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The debt has not been repaid as of December 31, 2005, as the other party to the settlement agreement has not complied with the terms of the agreement.

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

(f)  Balance at December 31, 2004, represented promissory note, which bore interest at 4.5% per annum. Principal and interest were payable in one lump sum on the earlier of 15 days from the completion of an IPO or September 1, 2005. During February 2005, this note was repaid in full upon completion of the Company’s IPO.

(g) Balance at December 31, 2004, represented a loan agreement, which bore interest at 15%. During February 2005, the note was repaid in full upon completion of the Company’s IPO.

(h) The balance at December 31, 2004, related to promissory notes to various stockholders for the purpose of resolving the Company’s capital lease debt service contract with the lessor of the equipment under lease. The notes accrued interest at 8% per annum. The balance also related to an equipment lease with a non-related party. These notes were all repaid during the year ended December 31, 2005.

(i) Balance at December 31, 2004, represented two convertible notes, which bore interest at 6.50% per annum. In February 2005, these notes were automatically converted into 651,515 common shares (based upon a conversion price of $3.85 per share) upon the completion of the Company’s IPO.

(j) During the years ended December 31, 2005 and 2004, the Company entered into several capital lease/equipment financing agreements totaling approximately $937,000 and $760,000, respectively. Of the $1.7 million of agreements entered into during 2004 and 2005, all (excluding approximately $275,000) are payable every 90 days over a 12-18 month period. The Company has imputed an interest rate of 10.0% related to these agreements. During December 31, 2004, approximately $193,000 of capital lease/equipment financing obligations had been forgiven and recorded to forgiveness of debt (see Note 16 for further discussion). At December 31, 2005 and 2004, approximately $720,000 of the capital lease obligations were in default and accordingly have been classified as currently due.

Future aggregate principal payments on long-term debt and capital lease/equipment financing obligations in the years subsequent to December 31, 2005, are as follows:

Year ending December 31,
2006	$1,916,189
2007	7,837
Total minimum payments	1,924,026
Less amount representing interest	(346,411)
Present value of minimum payments	1,577,615
Less current portion	(1,569,965)
$7,650

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.	Income taxes

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2005, 2004 and 2003. The provision for income taxes consists of the following:

	2005	2004	2003
Deferred
Federal	$2,883,000	$(1,662,000)	$(1,728,000)
State	(277,000)	(56,000)	(19,000)
	2,606,000	(1,718,000)	(1,747,000)
Change in valuation allowance	(2,606,000)	1,718,000	1,747,000
	$—	$—	$—

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2005	2004	2003
	%	%	%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	2.9	1.1	0.3
Other	(1.9)	(0.1)	7.5
Change in valuation allowance	(35.0)	(35.0)	(41.8)
Effective income tax rate	—	—	—

The components of the Company’s deferred tax assets and liability consist of approximately the following at December 31, 2005 and 2004, respectively:

Deferred tax assets	2005	2004
Net operating losses	$20,463,000	$24,912,000
Allowance for doubtful accounts	499,000	423,000
Accrued liabilities and other	534,000	446,000
Property and equipment	1,580,000	—
	23,076,000	25,781,000
Deferred tax liability
Property and equipment	—	(99,000)
Deferred tax asset, net	23,076,000	25,682,000
Less valuation allowance	(23,076,000)	(25,682,000)
	$—	$—

The Company has available at December 31, 2005 and 2004, approximately $60,184,000 and $73,269,000, respectively, of unused net operating loss carry forwards that may be applied against future taxable income, which expire in various years from 2012 to 2025. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

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

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases at December 31, 2005, is approximately as follows:

Year ending December 31,
2006	$1,289,000
2007	1,275,000
2008	1,315,000
2009	1,352,000
2010	837,000
Thereafter	3,069,000
$9,137,000

Rent expense for all operating leases was approximately $1,309,000, $1,145,000 and $1,238,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage. The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

The Company has entered into agreements to relocate its New York executive offices and expand its Fort Lauderdale office during 2006. The revised lease terms for both of these offices are reflected in the above lease commitment schedule.

As of December 31, 2005, the Company has outstanding purchase commitments of approximately $445,000.

Legal Matters

On May 28, 2003, Jack Grynberg, et al., an investor in one of our private offerings; filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against us: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, we filed with the Court our Motion to dismiss, which was granted. We were awarded attorneys’ fees by the court. The plaintiffs have filed an appeal of the motion, which is pending.

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

During May 2004, each outstanding share of Series A and Series B Preferred Stock was converted to common stock at a conversion rate of $3.50 per share. Consequently as of December 31, 2004, there were no shares outstanding of Series A and Series B Preferred Stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.	Preferred Stock (continued)

At December 31, 2004, there were 109,962 shares of the Series C Preferred Stock outstanding. The holders of the Series C Preferred Stock were entitled to receive cumulative dividends of 8% per share per annum which were payable annually beginning on December 18, 2004, and were payable in cash, unless the Company completed its IPO before December 18, 2004. Since the IPO was not completed until February 2005, the dividends on the Series C Preferred Stock of approximately $665,000 were paid on January 18, 2005. Upon the closing of the Company’s initial public offering during February 2005, the 109,962 outstanding shares of the Series C Preferred Stock were automatically converted into 3,141,838 shares of the Company’s common stock and 3,141,838 Redeemable Common Stock Purchase Warrants. There was no beneficial conversion feature associated with this conversion.

Dividends

The holders of Series A Preferred Stock were entitled to receive cumulative dividends of 12% per share per annum, which were payable annually in arrears beginning on August 31, 2002 and were payable (at the Company’s option) in cash or shares of the Company’s common stock at a rate equal to the conversion rate in effect at the date of declaration of the dividend. The holders of Series B Preferred Stock were entitled to a cumulative dividend of 11.5% per share per annum, which were payable annually in arrears beginning on March 31, 2003, and were payable (at the Company’s option) in cash or shares of the Company’s common stock at a rate equal to the conversion rate in effect at the date of declaration of the dividend. The holders of Series C Preferred Stock were entitled to receive cumulative dividends of 8% per share per annum which were payable annually beginning on December 18, 2004, and were payable in cash, unless the Company completed its IPO before December 18, 2004. Since the IPO was not completed until February 2005, the dividends on the Series C Preferred Stock of approximately $665,000 were paid on January 18, 2005.

In January 2003, the Company’s Board of Directors (the “Board”) declared a stock dividend payable on the outstanding shares of Series A and Series B Preferred Stock (due on August 31, 2002 and March 31, 2003, respectively). The Board elected to issue shares of the Company’s common stock in lieu of cash at a conversion rate equal to $2.28 per share times the aggregate dividends due to the holders of both Series A and Series B Preferred Stock at the date of record (August 15, 2002 and March 15, 2003, respectively). During the year ended December 31, 2003, 318,491 shares of the Company’s common stock valued at approximately $725,000 were recorded and issued as a dividend to the Series A and Series B Preferred shareholders.

In December 2003, the Board declared a stock dividend payable on the outstanding shares of Series A and Series B Preferred Stock (due on August 31, 2003 and March 31, 2004, respectively). The Board elected to issue shares of the Company’s common stock in lieu of cash at a conversion rate equal to $2.98 per share times the aggregate dividends due to the holders of both Series A and Series B Preferred Stock at date of record (August 15, 2003 and March 15, 2004, respectively). At December 31, 2003, the Company recorded a stock dividend distributable of approximately $553,000 for the issuance of 185,962 shares of common stock to the holders of the Company’s Series A and Series B Preferred Stock. These shares were issued during the year ended December 31, 2004, along with an additional 6,708 shares of common stock for dividends on Series B Preferred Stock totaling approximately $20,000.

In connection with the conversion of the Series A and Series B Preferred Stock into common stock, accrued dividends from September 1, 2003 and April 1, 2004 to the date of the respective conversions were issued in the form of common stock. These common stock dividends aggregated 123,012 additional shares of common stock and were issued during September 2004.

Redemption

The Company had the right to redeem the outstanding shares of Series A and Series B Preferred Stock at any time (with 30 days prior notice) for a redemption price of $10 per share plus accrued, but unpaid dividends. The Company had the right to redeem the outstanding shares of Series C Preferred Stock, commencing on the first anniversary of the first issuance of Series C Preferred Stock, at a price per share equal to 115% of the stated value of $90, plus pro rata accrued and unpaid dividends due through the date of redemption.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.	Preferred Stock (continued)

As previously discussed, the Series C Preferred Stock was converted to common stock in February 2005. Had the conversion not occurred after the second anniversary of the first issuance of the Company’s Series C Preferred Stock (December 18, 2005) and so long as all classes of the Company’s stock were not publicly traded and a liquidation had not occurred, each holder of Series C Preferred Stock may have, at its option, required the Company to redeem its shares at a price equal to 112% of the stated value of the stock, plus pro rata accrued and unpaid dividends due through the date of redemption. At December 31, 2004, the redemption value of the Series C Preferred Stock was approximately $10,932,000.

At various times during 2005, all the holders of the Company’s Series A and Series B Preferred Stock, elected to convert their shares into common stock.

Voting

No holders of Preferred Stock had voting rights, except as provided by law.

14.	Stock options and warrants

Under the Company’s 1998 stock option plan (as amended), the Company has reserved 2,680,857 shares of common stock for issuance to employees at exercise prices determined by the Board of Directors. Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant. As discussed in Note 2, through December 31, 2005, the Company has elected to adopt the disclosure-only provisions of SFAS No. 123 and has accounted for its stock-based employee compensation plans in accordance with APB No. 25. As a result, no compensation cost for its stock option plan has been recognized in the periods presented.

On July 14, 2004, the Company’s Stock Option Committee approved a recommendation to issue 446,057 options to its employees who had been previously granted stock options. Each employee received new options equal to 50% of their existing options priced at $3.15 per share and 50% at $4.38 per share, both with a four year vesting period and furthermore received credit for the vesting time on previously issued options, and the original options were cancelled if not exercised within six months and one day of the issuance of the new options (approximately 480,000 options were cancelled on January 14, 2005).

On December 19, 2005, the Nominating and Compensation Committee of the Company accelerated the vesting schedule on all stock options granted prior to November 18, 2005 to be fully vested as of December 19, 2005.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.	Stock Options and Warrants (continued)

A summary of the Company’s stock option plan as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is as follows:

	Number of Shares	Per Share Option Price	Weighted Average Option Price
Shares under options at January 1, 2003	1,009,771	$2.35 -$14.00	$7.39
Granted in 2003	9,771	8.75 -8.75	8.75
Expired in 2003	(363,335)	2.35 -14.00	5.11
Shares under options at December 31, 2003	656,207	2.35 -11.66	8.72
Granted in 2004	1,337,764	3.15 -8.75	4.21
Expired in 2004	(145,393)	2.35 -11.66	9.26
Shares under options at December 31, 2004	1,848,578	2.35 - 8.75	5.42
Granted in 2005	772,566	2.46-6.45	3.86
Exercised in 2005	(21,429)	2.35-2.35	2.35
Expired/cancelled in 2005	(556,916)	3.15-8.75	8.41
Shares under options at December 31, 2005	2,042,799	$2.46-$8.75	$4.05

	Number of Shares	Per Share Option Price	Weighted Average Option Price
Options exercisable at December 31, 2003	452,315	$2.35-$11.66	$8.58
Options exercisable at December 31, 2004	440,049	$2.35-$8.75	$8.44
Options exercisable at December 31, 2005	1,548,307	$3.15-$8.75	$4.50

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.46-2.46	431,450	4.69 years	$2.46	—	$—
$2.65-3.75	283,560	8.40 years	3.20	255,880	3.23
$4.38-4.38	1,078,607	6.33 years	4.38	1,045,586	4.38
$4.40-6.45	249,110	9.12 years	6.30	246,823	6.31
$8.75-8.75	72	0.22 years	8.75	18	8.75
	2,042,799			1,548,307

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.	Stock Options and Warrants (continued)

The Company, as part of various debt and other agreements, have issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during 2005, 2004 and 2003:

			Weighted
	Number		Average
	of	Per Share	Warrant
	Shares	Warrant Price	Price
Shares under warrants at January 1, 2003	159,217	$0.04 -8.75	$3.57
Issued in 2003	93,541	2.98 -3.57	3.01
Shares under warrants at December 31, 2003	252,758	0.04 -8.75	3.33
Issued in 2004	33,820	2.28 -8.75	5.53
Shares under warrants at December 31, 2004	286,578	0.04 -8.75	3.61
Issued in 2005	7,281,838	6.45	6.45
Exercised in 2005	(28,572)	2.98	2.98
Expired in 2005	(77,409)	2.98-8.75	4.15
Shares under warrants at December 31, 2005	7,462,435	$0.04-6.45	$6.37

All warrants are fully exercisable upon issuance other than the IPO warrants, which could not be exercised until the first anniversary of the date of the IPO.

15.	Equity transactions

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

Subsequent to the IPO, the Company had two classes of outstanding common stock. The holders of the Class A Common Stock had identical rights and privileges as the regular common stock, except that they were not able to transfer shares of Class A Common Stock until the first anniversary of the date of the prospectus, which was February 11, 2005. After the date of the IPO, the Class A Common Stock could have been converted at the option of the holder, without the consent of the underwriters, if the holder executed and delivered a lock up agreement preventing the public sale of the common stock until the first anniversary of the date of the IPO. The Class A Common Stock will be automatically converted into the regular common stock on the first anniversary of the date of the IPO (See Note 21).

Upon completion of the IPO, $2,508,333 million of convertible debt was converted into 651,515 shares of common stock. In addition, 1,439,643 shares of common stock were issued (of which 675,581 shares were held in escrow at December 31, 2005) in connection with the Company’s acquisition of the 49.8% minority interest in Efonica (see Note 3 for further discussion). In accordance with SFAS No. 141, since 675,581 of these shares are held in escrow, they were not reflected as outstanding as of December 31, 2005. In addition, as discussed in Note 13, all outstanding Series C Preferred Stock was converted into common stock.

During the second quarter of 2005, a director exercised stock options which resulted in the issuance of 21,429 shares of common stock and two individuals exercised warrants, which resulted in the issuance of 28,572 shares of Class A Common Stock.

On April 19, 2005, the Company entered into a consulting service agreement. In connection with this agreement, the Company issued 11,363 shares of restricted common stock based upon a price of $4.40 per share. During the second quarter of 2005, the restricted shares were released in accordance with the agreement. The $50,000 expense associated with these shares is being amortized over the one-year term of the agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15.	Equity transactions (continued)

On November 1, 2004, the Board of Directors, upon approval of the stockholders, increased the authorized number of common shares to 126,000,000, which includes 105,000,000 shares of common stock and 21,000,000 shares of Class A Common Stock. The stockholders approved this increase on December 10, 2004. On December 10, 2004, the stockholders approved the amendment to the Company’s Certificate of Incorporation to automatically convert each share of the Company’s outstanding common stock (except for shares of common stock issuable upon conversion of Series C Preferred Stock) into one share of Class A Common Stock. The Class A Common Stock could not be converted into common stock until February 17, 2006, which is one year after the completion of the Company’s initial public offering, unless the holder agreed to exercise a one-year lock up agreement. See subsequent events Note 21 regarding the conversion of these shares. The rights of a Class A shareholder were identical in all respects to the common stock other than the shares of Class A Common Stock were not transferable for a period of one year following the February 2005 closing of the Company’s IPO.

In October 2004, the Company issued 19,048 shares of common stock at $5.25 per share in lieu of cash to the Saif Telecom (Pvt) Ltd for management fees related to the Pakistan joint venture.

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

In November 2003, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the issuance of a maximum of 110,000 shares of the Company’s Series C Preferred Stock at $90 per share. The private placement was valid through December 15, 2003, but was extended for an additional 107 days. The total number of shares of Series C Preferred Stock issued in this private placement during 2003 was 33,542 shares, for which proceeds of approximately $2,526,000 were received, net of expenses of approximately $492,000. During 2004, an additional 59,470 shares of Series C Preferred Stock were issued in a final closing of this private placement. The proceeds were approximately $4,631,000, which is net of expenses of approximately $724,000.

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

16.	Settlements of debt

During the year ended December 31, 2005, the Company recognized both gains and a loss on debt settlements. The net of these settlements was a loss of approximately $76,000. The two significant settlements comprising this balance relates to a loss on settlement of debt of approximately $134,000 related to an international venture the Company was involved with during prior years. In addition, the Company entered into a settlement agreement with a vendor, which resulted in forgiveness of debt of approximately $43,000.

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

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board. No contributions to the profit sharing plan were made for the years ended December 31, 2005, 2004 and 2003.

18.	Related party transactions

At December 31, 2004, the Company had an aggregate of approximately $1,700,000 of long-term debt due to stockholders of the Company. In addition, the Company had approximately $539,000 of accrued interest outstanding on this related debt as of December 31, 2004. This debt and all interest accrued on the date of repayment was repaid during 2005. Interest expense related to this debt was approximately $18,000, $230,000, and $416,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

19.	Concentrations

Major Customers

During 2005, six customers of the Company accounted for revenues exceeding 53% in total and at least 5% individually of the Company’s total revenues for 2005. During 2004, two customers of the Company accounted for revenues exceeding 21% in total and at least 5% individually of the Company’s total revenues for 2004. During 2003, eight customers of the Company accounted for revenues exceeding 59% in total and at least 5% individually of the Company’s total revenues for 2003. These customer revenues were all in the traditional voice and VoIP to carrier segments. Revenues earned from these customers were approximately $26,051,000 in 2005, $10,479,000 in 2004, and $18,816,000 in 2003. At December 31, 2005, 2004 and 2003, the amounts owed to the Company by these customers were approximately $1,951,000, $1,429,000, and $1,004,000, respectively.

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

During 2005, 2004 and 2003, the Company generated approximate revenue from continuing operations from customers in the following countries:

	2005	2004	2003
United States	$44,166,000	$46,248,000	$31,350,000
Other	5,199,000	3,310,000	668,000
	$49,365,000	$49,558,000	$32,018,000

At December 31, 2005 and 2004, the Company had foreign long-lived assets in foreign countries as follows:.

	2005	2004
Pakistan	$—	$115,000
Jamaica	$245,000	$—

Revenues by geographic area are based upon the location of the customers. The foreign long-lived assets by geographic area represent those assets physically used in the operations in each geographic area.

20.	Segment Information

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has three reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker. In previous years, the Company had four reportable segments with Voice To Carriers being broken out into two separate segments. Since the Company’s Chief Operating Decision Maker currently reviews these two segments as one, the segment disclosures for the year ended December 31, 2004 have been presented in a consistent manner.

The Company’s segments and their principal activities consist of the following:

Voice to Carriers — Voice to Carriers includes VoIP to Carriers, which is the termination of voice telephony minutes by the Internet rather than the older circuit-switched technology. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers. This segment also includes traditional voice (the termination of voice telephony minutes from or to the countries served by the Company utilizing Time Division Multiplexing (TDM) and “circuit-switched” technology). Typically, this will include interconnection with traditional telecommunications carriers either located internationally, or those carriers that interconnect with the Company at its U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20.	Segment Information (continued)

VoIP to Consumers and Corporations — The Company provides VoIP services targeted to end-users and corporations, primarily through its efonica brand. The Company offers services that permit consumers or corporations to originate calls via IP telephones or telephone systems that use the Internet for completion to standard telephone lines anywhere in the world. The Company also provides PC-to-phone service that utilizes the Internet to allow consumers to use their personal computers to place calls to the telephone of their destination party.

Internet, Managed Private Networks & Other — The Company provides Internet connectivity to telecommunications carriers, Internet service providers, government entities, and multinational customers via its POPs in the U.S. and India, and through its partners elsewhere. The Company also offers point-to-point private lines, virtual private networking, and call center communications services to customers in its target markets.

Operating segment information for 2005 and 2004 is summarized as follows:

	Year ended December 31, 2005
			Internet,
		VoIP to	Managed
	Voice to	Consumers and	Private Networks	Corporate &
	Carriers	Corporations	& Other	Unallocated	Consolidated
Revenues	$43,608,538	$3,775,054	$1,980,950	$—	$49,364,542
Cost of revenues (exclusive of depreciation and amortization)	$(41,070,944)	$(2,820,792)	$(1,157,181)	$—	$(45,048,917)
Depreciation and amortization	$(1,262,870)	$(58,281)	$(53,619)	$(135,402)	$(1,510,172)
Selling, general and administrative	$(5,196,778)	$(1,845,475)	$(594,166)	$(4,302,582)	$(11,939,001)
Other income (expense)	$(741,771)	$(23,730)	$(33,359)	$200,424	$(598,436)
Loss from continuing operations	$(4,663,825)	$(973,224)	$142,625	$(4,237,560)	$(9,731,984)
Income from discontinued operations	$336,910	$—	$—	$—	$336,910
Net income (loss)	$(4,326,915)	$(973,224)	$142,625	$(4,237,560)	$(9,395,074)
Assets	$7,516,881	$10,453,247	$322,176	$16,093,475	$34,385,779
Capital Expenditures	$1,492,525	$129,203	$67,799	$187,725	$1,877,252

	Year ended December 31, 2004
			Internet,
		VoIP to	Managed
	Voice to	Consumers and	Private Networks	Corporate &
	Carriers	Corporations	& Other	Unallocated	Consolidated
Revenues	$44,226,875	$3,128,719	$2,202,379	$—	$49,557,973
Cost of revenues (exclusive of depreciation and amortization)	$(39,091,544)	$(2,350,310)	$(1,486,140)	$—	$(42,927,994)
Depreciation and amortization	$(1,519,466)	$(26,363)	$(91,965)	$(166,390)	$(1,804,184)
Selling, general and administrative	$(5,847,052)	$(595,140)	$(413,702)	$(2,948,511)	$(9,804,405)
Other income (expense)	$1,910,491	$600	$(1,758)	$(2,506,210)	$(596,877)
Income (loss) from continuing operations	$(320,696)	$157,506	$208,814	$(5,621,111)	$(5,575,487)
Income from discontinued Operations	$545,215	$—	$—	$—	$545,215
Net Income (loss)	$224,519	$157,506	$208,814	$(5,621,111)	$(5,030,272)
Assets	$6,638,538	$547,588	$433,707	$6,042,284	$13,662,117
Capital Expenditures	$503,735	$32,450	$28,312	$62,722	$627,219

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20.	Segment Information (continued)

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective revenues. The amounts reflected as Corporate & Unallocated represent those expenses that were not appropriate to allocate to each product line.

21.	Subsequent events

In connection with the Company’s relocation of its New York executive office during 2006, the lease amendment required the Company to provide a Letter of Credit in favor of the landlord in the amount of approximately $428,000. The Letter of Credit was obtained in January 2006, and is secured by $239,000 in money market funds. The Company also received an $189,000 line of credit that would be drawn down, should the Company default on the lease terms.

On February 15, 2006, the Company entered into an Intellectual Property Transfer Agreement with Xtreme VoIP Corp., pursuant to which the Company purchased a software application and other intellectual property rights relating to a VoIP software solution. The purchase price was $600,000, of which $60,000 is payable in cash, $180,000 is payable in cash or stock (at the Company’s option) on or before the third anniversary of the Agreement, depending upon the attainment of subscriber milestones. On the fourth anniversary of the Agreement, the Company has the option of either paying the remaining consideration or reverting the Agreement and the Intellectual Property back to Xtreme, while retaining a perpetual non-exclusive, paid up, royalty free license to utilize and sub-license the Intellectual Property. Any royalties paid to Xtreme or gains in the market value of the stock received by Xtreme, based on the last closing price of an aggregate of 30 days during the four year period when Xtreme is free to sell such shares with the highest market value, shall be applied to the remaining consideration. In the event that the Company licenses the Intellectual Property as a product to third parties, but not a sale of the Intellectual Property in its entirety, until the sixth (6th) anniversary of this Agreement, Xtreme will be entitled to receive a royalty equal to 20% of the software sales sold by the Company.

On February 17, 2006, the 15,739,963 shares of Class A Common Stock outstanding were automatically converted into shares of common stock.

In March 2006, under an amendment to the Efonica Purchase Agreement, the escrowed shares were released to Karamco, subject to a lock-up period until February 15, 2007, and the Difference Payment was extended to March 2007 (see Note 3 for further details regarding the purchase agreement). The release of the 675,581 shares in escrow resulted in an increase to stockholders equity of approximately $4.4 million and a reduction to the long-term liability, which was recorded as of December 31, 2005.

During March 2006, 14,286 shares of Common Stock were issued upon the exercise of a warrant to purchase the shares at a price of $0.035 per share.

On March 30, 2006, an equipment vendor, filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of $1,379,502 allegedly due on two promissory notes plus accrued interest through March 1, 2006, and attorneys costs. Management will assert a counterclaim against the vendor and intends to vigorously defend the action.  The Company's legal counsel has advised that, at this stage they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any.  Accordingly, with the exception of amounts previously accrued by the Company under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in the accompanying financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

22.	Selected quarterly results (unaudited)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$11,929,052	$19,259,891	$9,123,742	$9,051,857
Operating loss	$(2,206,802)	$(1,910,167)	$(2,369,072)	$(2,647,507)
Interest income (expense), net	$(275,803)	$91,380	$107,276	$116,507
Gain (loss) on settlements of debt	$—	$5,340	$52,539	$(133,806)
Net loss	$(2,465,591)	$(1,900,881)	$(2,341,140)	$(2,687,462)
Basic and diluted net loss per
common share applicable to
common stockholders	$(0.12)	$(0.07)	$(0.09)	$(0.10)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$10,187,664	$16,117,765	$13,023,371	$10,229,173
Operating loss	$(1,101,341)	$(639,021)	$(911,750)	$(2,326,498)
Interest expense, net	$285,131	$538,389	$552,739	$851,801
Gain on settlements of debt	$1,819,412	$157,184	$197,934	$—
Net income (loss)	$265,427	$(1,122,493)	$(1,369,749)	$(2,803,457)
Preferred stock dividends	$(19,957)	$(365,961)	$—	$—
Net income (loss) applicable to common stockholders	$245,470	$(1,488,454)	$(1,369,749)	$(2,803,457)
Basic net income (loss) per
common share applicable to
common stockholders	$0.02	$(0.09)	$(0.08)	$(0.16)
Diluted net income (loss) per common share applicable to common stockholders	$0.03	$(0.09)	$(0.08)	$(0.16)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to expense	Deductions from Reserves	Balance at end of period
Allowance for Doubtful Accounts for the Years Ended:
December 31, 2005 (1)	$1,058,414	$350,434	$161,313	$1,247,535
December 31, 2004 (1)	687,490	780,479	409,555	1,058,414
December 31, 2003	517,409	183,735	13,654	687,490

Tax Valuation Account for the Years Ended:
December 31, 2005	$25,682,000	$—	$2,606,000	$23,076,000
December 31, 2004	23,964,000	1,718,000	—	25,682,000
December 31, 2003	22,217,000	1,747,000	—	23,964,000

(1)
Additions charged to expense and balance at end of period includes amounts associated with the Company’s equity investment in Estel. This allowance is net against the liability balance that is included in Investment in Estel on the Company’s Consolidated Balance Sheets.