Form 10-Q
period 2006-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2006-05-15
CIK 1071411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-32421

Fusion Telecommunications International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2342021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1718, New York, New York	10170
(Address of principal executive offices)	(Zip Code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of May 8, 2006, is as follows:

Title of each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	26,919,211
Redeemable Common Stock Purchase Warrants	7,281,838

Fusion Telecommunications International, Inc. and Subsidiaries

Item 1. FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$10,835,732	$14,790,504
Accounts receivable, net of allowance for doubtful accounts of approximately $441,000 and $414,000, in 2006 and 2005, respectively	3,067,707	2,952,760
Prepaid expenses and other current assets	1,243,080	1,242,266
Total current assets	15,146,519	18,985,530
Property and equipment, net	4,778,455	4,516,271
Other assets
Security deposits	334,891	331,891
Restricted cash	456,566	218,176
Goodwill	5,118,640	5,118,640
Intangible assets, net	4,853,392	4,861,012
Other assets	349,277	354,259
Total other assets	11,112,766	10,883,978
TOTAL ASSETS	$31,037,740	$34,385,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$150,000	$150,000
Capital lease/equipment financing obligations, current portion	1,122,221	1,419,965
Accounts payable and accrued expenses	9,379,943	9,269,341
Investment in Estel	691,576	771,182
Liabilities of discontinued operations	236,538	620,809
Total current liabilities	11,580,278	12,231,297
Long-term liabilities
Capital lease/equipment financing obligations, net of current portion	—	7,650
Other long-term liabilities	—	4,357,497
Total long-term liabilities	—	4,365,147
Commitments and contingencies
Minority interests	61,402	67,694
Stockholders’ equity
Common stock, $.01 par value, 105,000,000 shares authorized, 26,919,211 and 11,114,962 shares issued and 26,894,211 and 10,439,381 shares outstanding in 2006 and 2005, respectively	268,942	104,394
Common stock, Class A $.01 par value, authorized 21,000,000 shares, 0 and 15,739,963 shares issued and outstanding in 2006 and 2005, respectively	—	157,400
Capital in excess of par value	110,068,372	105,447,041
Accumulated deficit	(90,941,254)	(87,987,194)
Total stockholders’ equity	19,396,060	17,721,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,037,740	$34,385,779

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)

Revenues	$9,522,158	$11,929,052
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	8,605,303	10,997,423
Depreciation and amortization	230,890	433,024
Selling, general and administrative expenses	3,701,773	2,705,407
Total operating expenses	12,537,966	14,135,854
Operating loss	(3,015,808)	(2,206,802)

Other income (expense):
Interest income	133,461	56,327
Interest expense	(30,000)	(332,130)
Loss from investment in Estel	(37,558)	(156,915)
Other	(10,447)	—
Minority interests	6,292	(1,071)
Total other income (expense)	61,748	(433,789)
Loss from continuing operations	(2,954,060)	(2,640,591)
Discontinued operations:
Income from discontinued operations	—	175,000
Net loss	$(2,954,060)	$(2,465,591)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.11)	$(0.12)
Income from discontinued operations	—	0.01
Net loss per common share	$(0.11)	$(0.11)
Weighted average shares outstanding
Basic and diluted weighted average shares outstanding	26,195,614	21,288,610

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three months ended March 31
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,954,060)	$(2,465,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from disposal of fixed assets	7,455	—
Depreciation and amortization	230,890	433,024
Bad debt expense, net	(38,250)	81,000
Stock based compensation	216,732	—
Gain on discontinued operations	—	(175,000)
Accretion of Series C Preferred Stock	—	287,115
Loss from investment in Estel	37,558	156,915
Minority interests	(6,292)	1,071
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(181,698)	(1,355,535)
Prepaid expenses and other current assets	52,938	377,885
Other assets	4,982	670,391
Accounts payable and accrued expenses	(54,398)	(943,672)
Liabilities of discontinued operations	(384,271)	(154,572)
Net cash used in operating activities	(3,068,414)	(3,086,969)

Cash flows from investing activities
Purchase of property and equipment	(327,909)	(395,024)
Advances to Estel	(32,302)	(76,546)
Payments from Estel	20,137	4,611
Returns of (payments for) security deposits	(3,000)	182,936
Repayments of (payments for) restricted cash	(238,390)	70,000
Purchase of Jamaican joint venture, net of cash acquired	—	(146,486)
Purchase of minority interest in Efonica joint venture, net of cash acquired	—	(460,419)
Net cash used in investing activities	(581,464)	(820,928)

Cash flows from financing activities
Proceeds from sale of common stock and redeemable common stock purchase warrants, net	—	23,286,008
Proceeds from exercise of stock options	—	50,250
Proceeds from exercise of warrants	500	—
Payment of dividends on Preferred C Stock	—	(664,634)
Payments of long-term debt and capital lease/equipment financing obligations	(305,394)	(1,626,691)
Contributions to minority stockholders of joint ventures	—	(17,960)
Net cash provided by (used in) financing activities	(304,894)	21,026,973
Net increase (decrease) in cash and cash equivalents	(3,954,772)	17,119,076
Cash and cash equivalents, beginning of period	14,790,504	4,368,726
Cash and cash equivalents, end of period	$10,835,732	$21,487,802

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,980	$541,106
Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases/equipment financing obligations	$—	$21,140
Conversion of convertible notes payable and related debt offering costs	$—	$2,444,395
Conversion of Series C Preferred Stock to common stock	$—	10,003,141
Release of Efonica shares from escrow	$4,357,497	$—
Issuance of restricted stock for consulting services	$66,250	$—
Liability for acquisition of Intellectual Property Transfer Agreement	$165,000	$—

Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$—	$433,585
Fair value of identifiable intangible assets	—	4,690,235
Goodwill acquired	—	928,671
Liabilities acquired	—	(373,268)
Minority interest acquired	—	(144,118)
Common stock issued or to be issued	—	(4,928,200)
Cash paid for acquisition of joint ventures, net of cash acquired	$—	$(606,905)

See accompanying condensed notes to consolidated financial statements.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed notes to consolidated financial statements should be read in conjunction with the 2005 Form 10-K for Fusion Telecommunications International, Inc. and its Subsidiaries (the “Company”). These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the year.

During the three months ended March 31, 2006 and 2005, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

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

Unexercised stock options to purchase 2,673,046 and 1,577,860 shares of the Company’s common stock as of March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 7,448,149 and 7,568,416 shares of the Company’s common stock as of March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s Consolidated Statement of Operations.

The Company adopted SFAS No. 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the quarter ended March 31, 2006, reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation - (continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statement of Operations during the first quarter of 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 148 (“Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company has recognized compensation expense using a straight-line amortization method. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-months ended March 31, 2006, has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered termination behaviors as well as trends of actual option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation for the three-months ended March 31, 2006, was an expense of $204,232, which is included in selling, general and administrative expenses in the March 31, 2006 Consolidated Statement of Operations.

The following table illustrates the effect of the net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R for the quarter ended March 31, 2005.

Quarter ended March 31, 2005

Net loss, as reported	$(2,465,591)
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(131,846)
Net loss, pro forma	$(2,597,437)
Loss per share:
Basic and diluted loss, as reported	$(0.11)
Basic and diluted loss, pro forma	$(0.12)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2005 amounts to conform to the 2006 presentation.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Joint Ventures

Pakistan

In July 2002, the Company acquired a 75% equity interest in a joint venture with Turner Hill Investments, L.P. (“Turner Hill”) to provide VoIP services for calls terminating in Pakistan. Turner Hill subsequently assigned its interest to Braddon Corporate Holdings Limited (“Braddon”). The investment by Braddon was fully absorbed by its pro-rata share of losses during January 2005. The Company has continued to fund 100% of the operations and as a result, the Company had recorded 100% of the losses since January 2005.

In connection with this joint venture, the Company entered into a Service Agreement (the “Agreement”) with Pakistan Telecommunications Company Limited (“PTCL”), under which PTCL provided for the termination of incoming international traffic into Pakistan focusing on VoIP services from the United States and Europe. The Agreement provided for an initial term of one year, with additional one-year extensions terms. The Company had exercised its option to extend the Agreement, which was in effect through August 31, 2004. The Company was also required to keep on deposit with PTCL, a one month rolling advance equal to the number of minutes terminated during the preceding month, times the prevailing termination rate charged by PTCL to the Company.

Due to a change in market conditions during 2005, the termination of incoming VoIP traffic into Pakistan was no longer advantageous to the Company and thus, the Company decided to cease operations with Braddon. The Company terminated the service Agreement on November 30, 2005.

As of December 31, 2005, $415,500 of the rolling advance was owed to the Company by PTCL. During February 2006, PTCL returned $389,000 of the rolling advance, which was reflected in prepaids and other current assets in the December 31, 2005 Consolidated Balance Sheet. The remaining balance is currently being disputed.

Efonica

In December 2002, the Company acquired a 50.2% equity interest in a joint venture with Karamco, Inc. (“Karamco”) to provide various VoIP services throughout the emerging markets. Operations of the joint venture began during 2003.

During February 2005, the Company closed on its agreement to acquire the remaining 49.8% minority interest in Efonica from Karamco. This acquisition was completed to better enable Efonica to serve as the retail VoIP services division of the Company, offering a full suite of VoIP solutions to customers in Asia, the Middle East, Africa, Latin America and the Caribbean. With 100% control, the Company can better leverage the significant experience and relationships of Efonica. The operating results for the 49.8% minority interest acquired are included in the Consolidated Statement of Operations from the date of acquisition.

Under its original terms, the purchase price ranged between a minimum of $5.4 million and a maximum of $14.3 million. At closing, Karamco received cash of $500,000 and shares equal to the Base Purchase Price determined by the initial price of common stock at the date of the Company’s IPO. The Base Purchase Price was equal to 49.8% of the initial estimated valuation of Karamco or approximately $9.8 million. At the date of the IPO, approximately 1.44 million of shares were issued under this agreement of which Karamco received approximately 765,000 shares and approximately 676,000 shares were held in escrow. During 2005, approval was given to release the shares then being held in escrow. Consequently, the value of these shares of approximately $4.4 million was reflected as goodwill and as a long-term liability in the December 31, 2005 Consolidated Balance Sheet. In March 2006, under an amendment to the Efonica Purchase Agreement, the escrowed shares were released, subject to a lock-up period until February 15, 2007. The release of the 675,581 shares in escrow resulted in an increase to stockholders’ equity of approximately $4.4 million and a reduction to the recorded long-term liability.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Joint Ventures - (continued)

Out of the shares issued to Karamco, the Company agreed to register for resale 150,000 shares of common stock in a registration statement. Karamco was restricted from selling in excess of $1 million worth of common stock during the one-year period following the IPO Prospectus Date. If the sale of the 150,000 shares registered resulted in less than $1 million of gross proceeds, the Company is required to pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the registered shares and $1 million (the “Difference Payment”). As of March 31, 2006, the Company had paid Karamco $430,000 towards the Difference Payment which is reflected as capital in excess of par value in the accompanying Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005. In the event the Difference Payment is less than $430,000, Karamco is obligated to reimburse the Company for such excess. This obligation is secured by 50,387 shares held in escrow. The time period for the Difference Payment, under the amendment to the purchase agreement was extended to March 2007.

During the three months ended March 31, 2005, the proforma impact of the acquisition on the Consolidated Statement of Operations would be a reduction in the net loss of approximately $18,000.

iFreedom

On November 14, 2005, the Company entered into an agreement to acquire the assets of iFreedom Communications International Holdings Limited (“iFreedom”), and a number of its subsidiaries, an entity that markets monthly recurring international VoIP service plans geared to meet the needs of consumers and businesses in the emerging markets. The agreement provided for a purchase price of $500,000 in cash, and 1,100,000 shares of restricted common stock, of which 750,000 shares were to be held in escrow and were subject to a performance based earn out. Under the terms of the agreement, the Company would have acquired iFreedom’s customer base as well as operations in Hong Kong, the Philippines, Malaysia, the United Kingdom, and the United States. As certain closing conditions have not yet been met by iFreedom, the parties have been working in good faith to renegotiate the terms and conditions of the transaction and have reached a proposed resolution.

The Company now plans to acquire iFreedom’s operations in Malaysia and the Philippines. In addition, the Company would hire certain of iFreedom’s employees and potentially acquire certain other assets. The purchase price is expected to be $500,000 in cash, which may go towards satisfying certain liabilities iFreedom owes to the Company as described below, and 750,000 shares of restricted common stock, which would be held in escrow subject to a performance based earn out. The Company anticipates executing a formal agreement documenting this new understanding, although there can be no assurance that such an agreement will be signed, what parties will be included, or that the above stated terms will be included.

The Company has been providing termination services to iFreedom, which services have aggregated charges of approximately $479,000 as of March 31, 2006. iFreedom has entered into a non interest-bearing Note with respect to these charges. The Note is secured by a Security Agreement. It is expected that up to $500,000 in principal amount of this Note will be offset at closing in lieu of cash due. The Company expects to resolve this outstanding receivable at closing, but can make no assurance all or any of the receivable will be paid.

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005

Prepaid expenses	$614,078	$425,832
Prepaid insurance	92,587	105,884
Pakistan rolling advance	26,500	415,500
Reimbursement from landlord for construction allowance	355,880	—
Other current assets	154,035	295,050
	$1,243,080	$1,242,266

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Discontinued Operations

The Company’s discontinued operations relate to Management’s decision in 2001 to cease the operations of its domestic retail telecommunication services business lines. The Company continues its efforts to settle certain of these remaining liabilities. As a result of these efforts, the Company recognized a gain of $175,000 during the quarter ended March 31, 2005. The remaining liability at December 31, 2005, of approximately $621,000 related to trade payables and accrued expenses associated with the discontinued retail telecommunications services. During the three months ended March 31, 2006, the Company paid approximately $385,000 of these outstanding liabilities.

5. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2006, and December 31, 2005:

	March 31, 2006	December 31, 2005

Trade accounts payable	$5,929,748	$6,134,373
Accrued expenses	2,084,047	1,892,216
Interest payable	348,332	334,869
Deferred revenue	857,503	810,837
Other	160,313	97,046
	$9,379,943	$9,269,341

6. Long-term debt and capital lease/equipment financing obligations

At March 31, 2006 and December 31, 2005, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	March 31, 2006	December 31, 2005

Promissory notes payable	$150,000	$150,000
Capital lease/equipment financing obligations	1,122,221	1,427,615
Total long-term debt and capital lease/equipment obligations	1,272,221	1,577,615
Less current portion	(1,272,221)	(1,569,965)
	$—	$7,650

Promissory note payable

During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of March 31, 2006, as the other party to the settlement agreement has not complied with the terms of the agreement.

Capital lease/equipment financing obligations

The Company has entered into several financing agreements for equipment purchases during 2005 and prior. The Company has imputed an interest rate of 10.0% related to these agreements, which are payable every 90 days over a 12-18 month period.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-term debt and capital lease obligations - (continued)

At March 31, 2006 and December 31, 2005, approximately $720,000 of the capital lease obligations were in default and accordingly have been classified as currently due. See Legal Matters section of Note 9 for further discussion.

Future aggregate principal payments as of for the Company’s debt and capital lease/equipment financing obligations as of March 31, 2006 are as follows:

Total minimum payments due during the period ended March 31, 2007	$1,621,373
Less amount representing interest	(349,152)
Present value of minimum payments	1,272,221
Less current portion	(1,272,221)
$—

7. Equity Transactions

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

Subsequent to the IPO, the Company had two classes of outstanding common stock.  The holders of the Class A Common Stock had identical rights and privileges as the regular common stock, except that they were not able to transfer shares of class A common stock until the first anniversary of the IPO date. On February 11, 2006, the 15,739,963 shares of outstanding Class A Common Stock were automatically converted into shares of common stock.

Upon completion of the IPO, convertible debt with a balance of $2,508,333 was converted into 651,515 shares of common stock. In addition, 1,439,643 shares of common stock were issued in connection with the Company’s acquisition of the 49.8% minority interest in Efonica (see Note 2 for further discussion). In addition, all outstanding Series C preferred stock was converted into common stock.

During March 2006, 14,286 shares of common stock were issued upon the exercise of a warrant to purchase the shares at a price of $0.035 per share.

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted common stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares are being held in escrow until the sixth (6th) month anniversary at which time 12,500 shares will be released and the remaining 12,500 shares will be released upon the ninth (9th) month anniversary, unless the agreement has been terminated, pursuant to the Company’s right to terminate the agreement. The $66,250 expense associated with the 25,000 shares given to the consultant is being amortized over the six-month term.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on the Company’s results of operations or financial position.

9. Commitments and contingencies

Legal Matters

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company’s private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against us: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. The plaintiffs have filed an appeal of the motion, which is pending.

On March 30, 2006, an equipment vendor, filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of $1,379,502 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney costs. Management will assert a counterclaim against the vendor and intends to vigorously defend the action. The Company’s legal counsel has advised that, at this stage, they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previously accrued by the Company under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in the Company’s accompanying financial statements.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s operations or financial condition.

Letter of Credit

In connection with the Company’s relocation of its New York executive office during April 2006, the lease amendment required the Company to provide a Letter of Credit in favor of the landlord in the amount of approximately $428,000. The Letter of Credit was obtained in January 2006, and is secured by $239,000 in money market funds. The Company also received an $189,000 line of credit that would be drawn down, should the Company default on the lease terms.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and contingencies - (continued)

Intellectual Property Transfer Agreement

On February 15, 2006, the Company entered into an Intellectual Property Transfer Agreement with Xtreme VoIP Corp. (“Xtreme”) pursuant to which the Company purchased a software application and other intellectual property rights relating to a VoIP software solution that will allow Directed Peer-to-Peer Internet phone connections between SIP-enabled devices without the need to route the calls through a network of third-party computers, as typically occurs in a peer-to-peer environment.

The purchase price is $600,000, of which $60,000 is payable in cash ($15,000 was paid as of March 31, 2006), $120,000 is payable in cash or stock on or before the third anniversary of the Agreement, depending upon the attainment of subscriber milestones. On the second anniversary of the Agreement, the Company has the option of (i) reverting the Agreement and the Intellectual Property back to Xtreme, while retaining a perpetual non-exclusive, paid-up, royalty free license to utilize and sub-license the Intellectual Property, or (ii) keeping the Intellectual Property and complying with the terms of the Agreement, which provides for final payment of the balance due by the fourth anniversary. In the event that the Company does not revert the assets, and licenses the Intellectual Property as a product to third parties, but not a sale of the Intellectual Property in its entirety, until the sixth (6th) anniversary of this Agreement, Xtreme will be entitled to receive a royalty equal to 20% of software sales sold by the Company. Any royalties paid to Xtreme or gains in the market value of stock received by Xtreme based on the last closing price of an aggregate of 30 days during the four year period when Xtreme is free to sell such shares with the highest market value, shall be applied to the remaining consideration. In the event that the assets revert back to Xtreme and in the event that the Company sub-licenses the Intellectual Property as a product to third parties, Xtreme will be entitled to a royalty equal to 50% of the software sales.

During April 2006, the Company filed a patent application with the United States Patent Office for this technology.

10. Segment Information

The Company has three reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker. In previous years, the Company had four reportable segments with Voice To Carriers being broken out into two separate segments. Since the Company’s Chief Operating Decision Maker currently reviews these two segments as one, the segment disclosures for the quarter ended March 31, 2005 have been presented in a consistent manner.

The Company’s segments and their principal activities consist of the following:

Voice to Carriers - Voice to Carriers includes VoIP to Carriers, which is the termination of voice telephony minutes by the Internet rather than the older circuit-switched technology. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers. This segment also includes traditional voice (the termination of voice telephony minutes from or to the countries served by the Company utilizing Time Division Multiplexing (TDM) and “circuit-switched” technology). Typically, this will include interconnection with traditional telecommunications carriers either located internationally, or those carriers that interconnect with the Company at its U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Segment Information - (continued)

VoIP to Consumers and Corporations - The Company provides VoIP services targeted to end-users and corporations, primarily through its efonica brand. The Company offers services that permit consumers or corporations to originate calls via IP telephones or telephone systems that use the Internet for completion to standard telephone lines anywhere in the world. The Company also provides PC-to-phone service that utilizes the Internet to allow consumers to use their personal computers to place calls to the telephone of their destination party.

Internet, Managed Private Networks & Other - The Company provides Internet connectivity to telecommunications carriers, Internet service providers, government entities, and multinational customers via its POPs in the U.S. and India, and through its partners elsewhere. The Company also offers point-to-point private lines, virtual private networking, and call center communications services to customers in its target markets.

Operating segment information for the three months ended March 31, 2006 and 2005 is summarized as follows:

Three months ended March 31, 2006
	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$8,326,652	$759,501	$436,005	$—	$9,522,158
Cost of revenues (exclusive of depreciation and amortization)	$(7,785,276)	$(579,163)	$(240,864)	$—	$(8,605,303)
Depreciation and amortization	$(184,350)	$(16,186)	$(8,511)	$(21,843)	$(230,890)
Selling, general and administrative	$(1,417,095)	$(565,269)	$(132,697)	$(1,586,712)	$(3,701,773)
Other income (expense)	$53,283	$172	$2,460	$5,833	$61,748
Net income (loss)	$(1,006,786)	$(400,945)	$56,393	$(1,602,722)	$(2,954,060)
Capital Expenditures	$70,301	$144,523	$—	$113,085	$327,909

Three months ended March 31, 2005
	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Net revenues	$10,129,198	$1,187,405	$612,449	$—	$11,929,052
Cost of revenues (exclusive of depreciation and amortization)	$(9,706,185)	$(918,067)	$(373,171)	$—	$(10,997,423)
Depreciation and amortization	$(363,132)	$(7,659)	$(22,593)	$(39,640)	$(433,024)
Selling, general and administrative	$(1,414,067)	$(206,887)	$(106,646)	$(977,807)	$(2,705,407)
Other income (expense)	$(360,480)	$(39,490)	$(33,819)	$—	$(433,789)
Income (loss) from continuing operations	$(1,714,666)	$15,302	$76,220	$(1,017,447)	$(2,640,591)
Income from discontinued operations	$175,000	$—	$—	$—	$175,000
Net income (loss)	$(1,539,666)	$15,302	$76,220	$(1,017,447)	$(2,465,591)
Capital Expenditures	$301,881	$35,388	$18,253	$39,502	$395,024

Assets

March 31, 2006	$7,739,027	$10,684,610	$354,839	$12,259,264	$31,037,740
December 31, 2005	$7,516,881	$10,453,247	$322,176	$16,093,475	$34,385,779

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Segment Information - (continued)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this quarterly Report. This discussion contains certain forward-looking statements; within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We are an international communications carrier delivering VoIP to, from, in and between emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. We also offer on a limited basis, private networks, Internet access, and other advanced services. Our corporate strategy focuses our resources on customizing VoIP services to meet the demands of international communities of interest in the emerging markets and around the world. We seek to gain early entry in high growth emerging markets, often in partnership with local organizations that have strong distribution channels, regulatory experience, market intelligence, the ability to deliver local loops and the capability of providing customer service support. This approach enables us to introduce our Internet protocol communications services in these markets, thereby benefiting from the time-to-market advantages, expanded geographic reach and reduced capital requirements that local partnerships afford. Additionally, we have worked over the last 15 months to build a carrier grade retail infrastructure to expand our VoIP service and feature options and to better support the growth of our VoIP services to consumers and corporations.

The following table summarizes our results of operations for the periods indicated:

	Three Months ended Ended March 31,
	2006	2005

Revenues	$9,522,158	$11,929,052
Operating Expenses:
Cost of Revenues	8,605,303	10,997,423
Depreciation and amortization	230,890	433,024
Selling, general and administrative expenses	3,701,773	2,705,407
Total other operating expenses	12,537,966	14,135,854
Operating loss	(3,015,808)	(2,206,802)

Other income (expense):
Interest income	133,461	56,327
Interest expense	(30,000)	(332,130)
Loss from investment in Estel	(37,558)	(156,915)
Other from investment in Estel	(10,447)	—
Minority interests	6,292	(1,071)
Total other income (expense)	61,748	(433,789)

Loss from continuing operations	(2,954,060)	(2,640,591)
Income from discontinued operations	—	175,000
Net loss	$(2,954,060)	$(2,465,591)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	90.4%	92.2%
Depreciation and amortization	2.4%	3.6%
Selling, general and administrative	38.9%	22.7%
Total other operating expenses	(131.7)%	(118.5)%
Operating loss	(31.7)%	(18.5)%

Other income (expense):
Interest income	1.4%	0.5%
Interest expense	(0.3)%	(2.8)%
Loss on equity investment	(0.4)%	(1.3)%
Other income	(0.1)%	0.0%
Minority interests	0.1%	0.0%
Total other income (expense)	0.7%	(3.6)%
Loss from continuing operations	(31.0)%	(22.1)%
Income from discontinued operations	0.0%	1.4%
Net loss	(31.0)%	(20.7)%

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

In 2002, we established Efonica F-Z, LLC, as a retail services company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding will enhance this value-added offering. We expect to add these features in the second quarter of 2006. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica.

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

Operating Expenses

Our operating expenses are categorized as cost of revenues, depreciation and amortization, and selling, general and administrative expenses.

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

Selling, general and administrative expenses primarily include salaries and benefits, insurance, occupancy costs, marketing and advertising, professional fees and other administrative expenses.

Company Highlights

The following summary of significant events during the three months ended March 31, 2006 and 2005, highlight the accomplishments and events that have influenced our performance during the respective periods.

Three Months Ended March 31, 2006

•	Acquired Proprietary Technology - Acquired Proprietary Directed SIP Peer-to-Peer Technology that will enable us to enter the free service VoIP market segment.

•	Completed Initial Buildout - Completed initial infrastructure buildout of the major network elements of our new retail infrastructure and have Beta customers using VoIP service.

•	New Partnership - Announced partnership with AnchorFree to market VoIP services to users of large wireless Internet access network.

Three Months Ended March 31, 2005

•
Capital Fund-Raising - In February 2005, we closed on our initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $.05 per warrant. Net proceeds of the offering were approximately $20.4 million. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2.9 million in net proceeds from the closing on the over-allotment option.

•
Debt Reduction - Upon completion of our IPO we repaid approximately $1.5 million in outstanding debt. In addition, $2.5 million of convertible debt was converted into 651,515 shares of common stock. During May 2005, we repaid an additional $0.2 million of debt.

•	Conversion of Series C Preferred Stock - The $10.0 million liability related to the 109,962 shares of outstanding Series C Preferred Stock was converted into equity (3,141,838 shares of common stock).

•
Purchase of a Jamaica Entity - In January 2005, we concluded the purchase of a 51.0% interest in Convergent Technologies, which has international and domestic license agreements with the Jamaican government.

•	Purchase of Efonica - In February 2005, we acquired the remaining 49.8% interest in our Efonica joint venture.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005.

Revenues

Consolidated revenues were $9.5 million during the three months ended March 31, 2006, compared to $11.9 million during the three months ended March 31, 2005, a decrease of $2.4 million or 20.2%.

Revenues for VoIP services to consumers and corporations represented $0.4 million or 17.8% of the consolidated revenue reduction, decreasing to $0.8 million during the three months ended March 31, 2006, from $1.2 million during the three months ended March 31, 2005. As we have focused on our new suite of retail VoIP services, we have scaled back some existing customers and made a strategic decision to service a broader spectrum of customers once our new products are deployed. Although it will take us through the second quarter to complete the deployment and fully recover on the retail services segment, once the recovery is complete, we expect to quickly ramp up the retail VoIP service revenue.

Voice services sold to carriers decreased $1.8 million or 17.8%, to $8.3 million during the three months ended March 31, 2006 from $10.1 million during the three months ended March 31, 2005. These revenues were impacted by a combination of the peaks and valleys that are inherent in the carrier services business and downward pricing pressure on average rate per minute.

Revenues from our Internet, Private Network & Other Services decreased $0.2 million or 28.8% to $0.4 million during the three months ended March 31, 2006, from $0.6 million during the three months ended March 31, 2005 due to the cancellation of a government contract.

Cost of Revenues

Consolidated cost of revenues decreased $2.4 million or 21.8% to $8.6 million during the three months ended March 31, 2006 from $11.0 million during the three months ended March 31, 2005. Approximately $1.9 million of this decrease or 80.3% was attributable to a decrease in voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations decreased $0.3 million or 36.9%, to $0.6 million during the three months ended March 31, 2006 from $0.9 million during the first three months ended March 31, 2005, due to the reduction in volume mentioned above. Cost of revenues for Internet, Private Network & Other decreased 35.5% to $0.2 million during the three months ended March 31, 2006 from $0.4 million during the three months ended March 31, 2005.

Consolidated gross margin remained relatively consistent at $0.9 million during the three months ended March 31, 2006 and 2005. Gross margin for Voice services to carriers increased by $0.1 million, which was offset by a decrease in the gross margin for VoIP services to consumers and corporation of $0.1 million.

The consolidated gross margin percentage increased to 9.6% during the three months ended March 31, 2006 from 7.8% during the three months ended March 31, 2005. This increase relates primarily to the Voice services to carriers segment due to the absence of technical difficulties associated with the migration to the Softswitch technology, which adversely impacted our ability to route traffic to the least cost provider during the three months ended March 31, 2005.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million or 46.7% to $0.2 million during the three months ended March 31, 2006, from $0.4 million during the three months ended March 31, 2005. Our depreciation expense decreased primarily as a result of many our assets being fully depreciated during the first quarter of 2006, which were not fully depreciated during the first quarter of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.0 million or 36.8% to $3.7 million during the three months ended March 31, 2006, from $2.7 million during the three months ended March 31, 2005. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support the growth and expansion of our infrastructure. In addition, contributing to the 2006 increase is $0.2 million of compensation expense recorded in connection with our adoption of SFAS123(R) on January 1, 2006.Also, increasing as a result of our growth and our becoming a public company in February 2005, have been our legal and professional fees (including expenses associated with Sarbanes Oxley), occupancy, advertising/marketing expenses, travel related expenses, and insurance expense. As a percentage of revenues, selling, general and administrative expenses increased to 38.9% during the three months ended March 31, 2006, from 22.7% during the three months ended March 31, 2005. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenues will begin to decline.

Operating Loss. Our operating loss increased $0.8 million or 36.7% to a loss of $3.0 million during the three months ended March 31, 2006, from a loss of $2.2 million during the three months ended March 31, 2005. The increase in operating loss was primarily attributable to the increase in selling, general and administrative expenses associated with infrastructure growth and public company compliance requirements.

Other Income (Expense). Total other income (expense) changed from other expense of approximately $0.4 million during the three months ended March 31, 2005 to other income of $0.1 million during the three months ended March 31, 2006. During the first quarter of 2006, we had interest expense of $30,000 in contrast to interest expense of $0.3 million during the first quarter of 2005. The $0.3 million of interest expense during the three month ended March 31, 2005, consisted primarily of accretion on the Series C Preferred Stock which was converted to common stock in connection with our February 2005 IPO at which point the accretion ceased. In addition, interest expense was lower during the quarter ended March 31, 2006, as we used the IPO proceeds to repay a significant portion of our interest-bearing debt which was outstanding at the time of the IPO. We also had increased interest income during the first quarter of 2006 of $133,000 versus $56,000 during the first quarter of 2005, as a result of the investment of the IPO proceeds for the entire first quarter during 2006 compared to only a portion of the quarter during 2005. The loss from investment in Estel changed from $0.2 million during the three months ended March 31, 2005 to $38,000 during the three months ended March 31, 2006 primarily due to a reduction of the Estel allowance for bad debt.

Net Loss. The primary factors impacting our net loss for the three months ended March 31, 2006, were the increase in selling, general and administrative expenses, the decrease in interest expense, and the income from discontinued operations during the three months ended March 31, 2005 which was nonrecurring during 2006.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of March 31, 2006, we had stockholders’ equity of approximately $19.4 million and working capital of approximately $3.6 million. Our positive working capital and stockholders’ equity are a result of the February 2005 closing of our initial public offering. Prior to our IPO, we had a stockholders’ deficit and a working capital deficit. Our IPO included 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Gross proceeds of the offering were approximately $23,400,000. Total estimated offering costs were approximately $3,000,000, which resulted in net proceeds of $20,400,000. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2,900,000 in net proceeds from the closing on the over-allotment option. The net proceeds from this offering were immediately used to repay a significant portion of our debt that was outstanding. The proceeds have been and will continue to be used for working capital and general corporate purposes; to fund the purchase of equipment for expanded capacity, international deployment, expanded service offerings and consumer hardware; the payment of debt, capital leases and related interest; international expansion; and marketing and advertising. We may seek additional financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Three months Ended March 31,
	2006	2005

Cash used in operating activities	$(3,068,414)	$(3,086,969)
Cash used in investing activities	(581,464)	(820,928)
Cash provided by (used in) financing activities	(304,894)	21,026,973
Increase (decrease) in cash and cash equivalents	(3,954,772)	17,119,076
Cash and cash equivalents, beginning of period	14,790,504	4,368,726
Cash and cash equivalents, end of period	$10,835,732	$21,487,802

Our cash flow results were and continue to be impacted by the costs associated with implementing our corporate strategy focusing our resources on VoIP and the emerging international markets, as we completed our exit from the more highly competitive, infrastructure dependent business that previously characterized our business. Because certain of our costs are fixed, we expect that as our revenues increase, total expenses will represent a smaller percentage of our revenues. In addition, our cash flows have been impacted during 2005 and the first quarter of 2006, by costs associated with the development of our new retail infrastructure which is expected to be completed during the second quarter of 2006.

Source of Liquidity

As of March 31, 2006, we had cash and cash equivalents of approximately $10.8 million. In addition, as of March 31, 2006, we had approximately $0.5 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through March 31, 2006, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our February 2005 IPO, and the private placement of approximately $50.8 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $21.6 million from the issuance of notes. In addition, since inception we have financed the acquisition of $7.7 million of fixed assets through capital leases.

Although we believe the net proceeds from our February 2005 IPO, together with our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for the next 12 months, our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from principal and interest payments related to our capital lease/equipment financing obligations, capital expenditures, working capital requirements as may be needed to support the growth of our business, and any additional funds that may be required for business expansion opportunities.

Our cash capital expenditures were approximately $0.3 million and $0.4 million during the three months ended March 31, 2006 and 2005, respectively. We expect our cash capital expenditures to be approximately $2.7 million for the nine months ending December 31, 2006. The 2006 estimated capital expenditures primarily consist of the completion of our retail infrastructure buildout, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $3.1 million during the three months ended March 31, 2006 and 2005. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities was fairly consistent between the two periods. Now that we have paid and settled a significant amount of our older liabilities and our retail infrastructure is expected to be operational during the second quarter of 2006, we expect our net cash used in operating activities to improve during future periods. We intend to continue to use our working capital raised from the IPO proceeds for general corporate overhead purposes, including salaries, marketing, capital expenditure requirements, international expansion, capital lease payments, and other expenses associated with the business needs.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so. In connection with the relocation of our New York executive office, the lease amendment required us to provide a Letter of Credit in favor of the landlord in the amount of approximately $428,000. The Letter of Credit was obtained in January 2006, and is secured by $239,000 in money market funds. We also received a line of credit for $189,000 that would be drawn down upon should we default on the lease terms.

Debt Service Requirements

At March 31, 2006, we had approximately $1.3 million of current debt, which relates primarily to our capital lease/equipment financing obligations. Subsequent to our IPO in February 2005, we repaid $1.5 million of debt as well as $0.6 million of interest and converted $2.5 million of debt into common stock. Since then, we have not incurred any additional debt other than some new capital leases.

Our interest expense decreased significantly during the three months ended March 31, 2006 compared to March 31, 2005 due to the following factors:

1.
We recorded $0.3 million of accretion to interest expense related to our Series C Preferred Stock during the three months ended March 31, 2005. This Series C Preferred Stock was converted to common stock during February 2005, and consequently, accretion ceased on this date. Although the accretion represented a non-cash charge to interest expense, approximately $0.7 million in cash dividends were paid during January 2005, in connection with the Series C Preferred Stock.

2.	As discussed above, subsequent to the IPO, the reduction in our debt balances during February 2005, resulted in a significant reduction in our subsequent interest expense.

Capital Instruments

At March 31, 2006, we did not have any outstanding preferred stock. The Company had Series C Preferred Stock outstanding until the closing of our IPO in February 2005, at which point the Series C Preferred Stock automatically converted into 3,141,838 shares of our common stock. The holders of the Series C Preferred Stock also received a redeemable common stock purchase warrant.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition - Our revenue is primarily derived from fees charged to terminate voice services over our network, retail sales to consumers and corporations through our efonica brand, and from monthly recurring charges associated with Internet and private line services.

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

Accounts Receivable - Accounts receivable are recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and record an allowance for doubtful accounts, based on our history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established and payments are not expected to be received.

Cost of Revenues and Cost of Revenues Accrual - Cost of revenues is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport and terminate calls. The majority of our cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switches. Each period the activity is analyzed and an accrual is recorded for minutes not invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses is those associated with the network backbone connectivity to our switch facilities. These would consist of hubbing charges at our New York switch facility that allow other carriers to send traffic to our switch, satellite or cable charges to connect to our international network, or Internet connectivity charges to connect customers or vendors to Fusion’s switch via the public Internet, a portion of which are variable costs. The other category of fixed expenses is associated with charges that are dedicated point-to-point connections to specific customers (both private line and Internet access).

Intangible Assets and Goodwill Impairment Testing - Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process. Impairment losses are recorded when indicators of impairment are present based primarily upon estimated future cash flows.

Income Taxes - We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on our results of operations or our financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on our results of operations or our financial position.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, without limitation:

•
We have a history of operating losses and, prior to our IPO, a working capital deficit and stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

•	If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without maximizing our revenues.

•	The success of our planned expansion is dependent upon market developments and traffic patterns, which may lead us to make expenditures that may not result in increased revenues.

•	We may be unable to adapt to rapid technology trends and evolving industry standards, which could lead to our products becoming obsolete.

•
We are pursuing new lines of business, and introducing new services. In some cases, the technology for these services and/or the market for those services are untested. Thus, there can be no assurance of our ability to introduce these services on a timely basis or our ability to derive significant revenues from them.

•
Our new services are dependent upon multiple service platforms, network elements, and back-office systems, as well as the successful integration of these items. There can be no assurance of the success of this development and integration.

•	There can be no assurance that the planned migration of existing VoIP service customers onto our new infrastructure will be successful.

•	If our information and processing systems for billing and client service are not properly implemented, it could have a negative affect on our ability to collect revenues.

•
Some of our new services depend on proprietary technology. There can be no assurance that others will not develop similar or competing technology, or that we will be successful in protecting our intellectual property rights.

•	If we do not utilize our new Softswitch technology effectively, many of the potential benefits of the new technology may not be realized.

•	Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability and lost sales.

•
Our entry into new markets will rely upon our ability to obtain licenses to operate in those countries, and our ability to establish good working relationships with postal telephone and telegraph companies in order to interconnect to the telephone networks. There can be no assurance of our ability to accomplish either.

•	The communications services industry is highly competitive and many of our competitors have more resources available to them, accordingly we may be unable to compete effectively.

•	Industry consolidation could make it more difficult for us to compete.

•	Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

•	We rely on the cooperation of postal telephone and telegraph companies who may hinder our operations in certain markets.

•	We are dependent on third-party equipment providers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

•	If we are unable to develop and maintain successful relationships with our joint venture partners, it could hinder our operations in an important market.

•
Service interruptions could result in a loss of revenue and harm our reputation Because we do business on an international level we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues.

•	The success of our business depends on the acceptance of the Internet in emerging markets that may be slowed by limited bandwidth, high bandwidth costs, and other technical obstacles.

•	Additional taxation and the regulation of the communications industry may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

•	In addition to new regulations being adopted, existing laws may be applied to the Internet, which could hamper our growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At March 31, 2006, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At March 31, 2006, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

We currently do not conduct any significant amount of business in currencies other than the United States dollar. The reporting and functional currency for our Dubai international subsidiary is the United States dollar. Our Jamaican and Turkey subsidiaries currently do not have any significant operations that would provide foreign currency risk. However, in the future, we likely will conduct a larger percentage of our business in foreign currencies that could have an adverse impact on our future results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Vice President of Finance concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fusion Telecommunications International, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company’s private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against us: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. The plaintiffs have filed an appeal of the motion, which is pending.

On March 30, 2006, an equipment vendor, filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of $1,379,502 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney costs. Management will assert a counterclaim against the vendor and intends to vigorously defend the action. The Company’s legal counsel has advised that, at this stage, they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previously accrued by the Company under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in the Company’s accompanying financial statements.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s operations or financial condition.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) Unregistered Sales of Securities

None.

(b) Use of Proceeds

The Company’s Registration Statement filed with the Securities and Exchange Commission (333-120412) on Form S-1 to register 3,600,000 shares of common stock and 3,600,000 redeemable common stock purchase warrants convertible into shares of common stock was declared effective on February 8, 2005. The offering commenced on January 18, 2005, and terminated on February 12, 2005. Upon completion, the underwriters managed by Kirlin Securities, Inc., successfully sold 3,600,000 shares of common stock and 3,600,000 redeemable common stock purchase warrants at $6.45 and $0.05, respectively, for an aggregate offering price of $6.50. On March 30, 2005, the underwriters exercised their over-allotment and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. The net proceeds of the offering, including the over-allotment, totaled approximately $23,300,000 and has been and continues to be utilized by the Company for the payment of debt, capital leases and related interest; the purchase of additional equipment for expanded capacity international deployment, expanded service offerings and consumer hardware; marketing and advertising; international expansion and working capital.

The Registration Statement also registered 3,141,838 redeemable common stock purchase warrants to be offered for sale by certain selling security holders. The Company will not receive any proceeds from the sales of such warrants.

As of March 31, 2006, approximately $2.8 million of the net proceeds received by the Company was used to repay outstanding debt and capital leases, and $0.6 million was used to repay accrued interest. Approximately $2.2 million was used to purchase property and equipment, $7.0 million was used in connection with the Company’s purchase of the minority interest in its Efonica joint venture and the Company’s investment in a Turkey joint venture and $4.9 million was used to fund operations..

Of these debt payments, principal and accrued interest in respect of indebtedness to the Company was repaid as follows: approximately $1.1 million to Marvin S. Rosen, Chairman of the Board and Chief Executive Officer, $0.8 million to Philip Turits, Secretary, Treasurer and Director, $0.2 million to Evelyn Langlieb Greer, Director.

Karamco, Inc., a corporation of which Roger Karam, our President of VoIP Division, is the sole shareholder, received $930,000 with respect to the Company’s purchase of the minority interest in Efonica.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

Previously reported in the Company’s quarterly report on form 10-Q for the quarter ended March 31, 2005.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: May 15, 2006	By:	/s/ Matthew D. Rosen
Matthew D. Rosen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Barbara Hughes
Barbara Hughes
Chief Financial Officer
(Principal Financial Officer)