Form 10-Q
period 2006-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2006-08-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000 -32421

Fusion Telecommunications International, Inc.
—————————————————————
(Exact name of registrant as specified in its charter)

Delaware	58-2342021
—————————————	————————
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1718, New York New York	10170
————————————————————	—————
(Address of principal executive offices)	(Zip Code)

(212) 201-2400
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐       No ☒

The number of shares outstanding of the Registrant's capital stock as of August 7, 2006 is as follows:

Title of each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	26,919,211
Redeemable Common Stock Purchase Warrants	7,281,838

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Item 1. FINANCIAL STATEMENTS
PART 1 - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,912,003	$14,790,504
Accounts receivable, net of allowance for doubtful accounts of approximately $516,000 and $414,000, at June 30, 2006 and December 31, 2005, respectively	3,863,513	2,952,760
Restricted cash	40,000	—
Prepaid expenses and other current assets	1,433,898	1,242,266
Total current assets	11,249,414	18,985,530
Property and equipment, net	7,034,928	4,516,271
Other assets
Security deposits	185,293	331,891
Restricted cash	416,566	218,176
Goodwill	5,118,640	5,118,640
Intangible assets, net	4,879,784	4,861,012
Other assets	347,553	354,259
Total other assets	10,947,836	10,883,978
TOTAL ASSETS	$29,232,178	$34,385,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$150,000	$150,000
Capital lease/equipment financing obligations, current portion	1,094,165	1,419,965
Accounts payable and accrued expenses	10,124,583	9,269,341
Investment in Estel	651,069	771,182
Liabilities of discontinued operations	235,085	620,809
Total current liabilities	12,254,902	12,231,297
Long-term liabilities
Capital lease/equipment financing obligations, net of current portion	78,100	7,650
Other long-term liabilities	—	4,357,497
Total long-term liabilities	78,100	4,365,147
Commitments and contingencies
Minority interests	59,167	67,694
Stockholders’ equity
Common stock, $.01 par value, 105,000,000 shares authorized, 26,919,211 and 11,114,962 shares issued and 26,894,211 and 10,439,381 shares outstanding at June 30, 2006 and December 31, 2005, respectively	268,943	104,394
Common stock, Class A $.01 par value, authorized 21,000,000 shares, 0 and 15,739,963 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	157,400
Capital in excess of par value	110,314,011	105,447,041
Accumulated deficit	(93,742,945)	(87,987,194)
Total stockholders’ equity	16,840,009	17,721,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,232,178	$34,385,779

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$10,543,112	$19,259,891	$20,065,270	$31,188,943
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	9,382,411	17,703,991	17,987,714	28,701,414
Depreciation and amortization	247,651	436,387	478,541	869,411
Selling, general and administrative expenses (includes $245,639 and $449,871 of non-cash compensation for the three and six months ended June 30, 2006, respectively)	3,969,352	2,950,198	7,648,133	5,618,654
Advertising and marketing	301,759	79,482	324,751	116,433
Total operating expenses	13,901,173	21,170,058	26,439,139	35,305,912
Operating loss	(3,358,061)	(1,910,167)	(6,373,869)	(4,116,969)

Other income (expense)
Interest income	102,117	126,543	235,578	182,870
Interest expense	(29,514)	(35,163)	(59,514)	(367,293)
Gain on settlements of debt	465,854	5,340	465,854	5,340
Loss from investment in Estel	(33,080)	(142,545)	(70,638)	(299,460)
Other	48,758	5,956	38,311	5,956
Minority interests	2,235	49,155	8,527	48,084
Total other income (expense)	556,370	9,286	618,118	(424,503)

Loss from continuing operations	(2,801,691)	(1,900,881)	(5,755,751)	(4,541,472)
Discontinued operations:
Income from discontinued operations	—	—	—	175,000
Net loss	$(2,801,691)	$(1,900,881)	$(5,755,751)	$(4,366,472)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.10)	$(0.07)	$(0.22)	$(0.19)
Income from discontinued operations	—	—	—	0.01
Net loss per common share	$(0.10)	$(0.07)	$(0.22)	$(0.18)
Weighted average shares outstanding
Basic and diluted	26,894,211	26,146,204	26,546,842	23,730,789

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(5,755,751)	$(4,366,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of assets	(40,683)	—
Depreciation and amortization	478,541	869,411
Bad debt expense (recovery)	(68,250)	177,000
Stock based compensation	499,665	—
Gain on forgiveness of debt	(465,854)	(5,340)
Gain on discontinued operations	—	(175,000)
Accretion of Series C Preferred Stock	—	287,115
Loss from investment in Estel	70,638	299,460
Minority interests	(8,527)	(48,084)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,052,503)	(2,180,712)
Prepaid expenses and other current assets	(175,175)	655,197
Other assets	6,706	(285,376)
Accounts payable and accrued expenses	708,296	(1,295,101)
Liabilities of discontinued operations	(385,724)	(154,787)
Net cash used in operating activities	(6,188,621)	(6,222,689)
Cash flows from investing activities:
Purchase of property and equipment	(2,099,675)	(1,064,825)
Advances to Estel	(47,853)	(127,784)
Payments from Estel	67,102	82,378
Purchase of Jamaican joint venture, net of cash acquired	—	(146,486)
Purchase of minority interest in Efonica joint venture, net of cash acquired	—	(480,555)
Purchase of Turkey joint venture, net of cash acquired	—	(76,528)
Return of security deposits	146,598	175,511
Repayments of (payments for) restricted cash	(238,390)	87,100
Payments of legal fees for intellectual property	(34,012)	—
Net cash used in investing activities	(2,206,230)	(1,551,189)
Cash flows from financing activities
Proceeds from sale of common stock and redeemable common stock purchase warrants, net	—	23,888,097
Proceeds from exercise of stock options	—	50,250
Proceeds from exercise of warrants	500	85,144
Payment of dividends on Series C preferred stock	—	(664,634)
Payments of long-term debt and capital lease /equipment financing obligations	(484,150)	(1,971,816)
Contributions from (to) minority stockholders of joint ventures	—	(17,961)
Net cash provided by (used in) financing activities	(483,650)	21,369,080
Net increase in cash and cash equivalents	(8,878,501)	13,595,202
Cash and cash equivalents, beginning of period	14,790,504	4,368,726
Cash and cash equivalents, end of period	$5,912,003	$17,963,928

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Six months ended June 30,
	2006	2006
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,669	$602,717
Supplemental disclosure of non-cash investing and financing activities:		$—
Acquisition of capital lease/equipment financing obligations	$228,800	$75,354
Acquisition of short term financing agreement	$492,964	—
Conversion of convertible notes payable and related debt offering costs	$—	$2,444,395
Conversion of Series C preferred stock to common stock	$—	$10,003,141
Conversion of prepaid offering costs to additional paid in capital	$—	$614,008
Release of Efonica shares from escrow	$4,357,497	$—
Issuance of restricted stock for consulting services	$66,250	$50,000
Liability for acquisition of Intellectual Property Transfer Agreement	$120,000	$—
Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$—	$614,284
Fair value of identifiable intangible assets	—	4,877,900
Goodwill acquired	—	761,143
Liabilities acquired	—	(377,440)
Minority interest acquired	—	(244,118)
Common stock issued or to be issued	—	(4,928,200)
Cash paid for acquisition of joint ventures, net of cash acquired	$—	$703,569

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed notes to consolidated financial statements should be read in conjunction with the 2005 Form 10-K for Fusion Telecommunications International, Inc. and its Subsidiaries (the “Company”). These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year.

During the six months ended June 30, 2006 and 2005, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Unexercised stock options to purchase 2,852,033 and 1,581,290 shares of the Company’s common stock as of June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 7,442,791 and 7,539,845 shares of the Company’s common stock as of June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense in the Company’s Consolidated Statements of Operations.

The Company adopted SFAS No. 123R using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of June 30, 2006, and for the three and six months ended June 30, 2006, reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-Based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations during the three and six months ended June 30, 2006, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture. In the pro forma information required under SFAS No. 148 (“Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

The Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company has recognized compensation expense using a straight-line amortization method. The impact on the Company’s results of operations of recording stock-based compensation for the three and six months ended June 30, 2006, was an expense of $245,639 and $449,871, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following table illustrates the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R for the three and six months ended June 30, 2005.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net loss applicable to common stockholders, as reported	$(1,900,881)	$(4,366,472)
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(152,218)	(284,064)
Net loss applicable to common stockholders, pro forma	$(2,053,099)	$(4,650,536)
Loss per share:
Basic and diluted loss, as reported	$(0.07)	$(0.18)
Basic and diluted loss, pro forma	$(0.08)	$(0.20)

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

2. Liquidity

At June 30, 2006, the Company had a working capital deficit of $1,005,488 and an accumulated deficit of $93,742,945. The Company has continued to sustain losses from operations, and for the six months ended June 30, 2006 and 2005 has incurred a net loss of $5,755,751 and $4,366,472, respectively. In addition, the Company has not generated positive cash flow from operations since inception. The Company is reviewing options to raise additional capital through debt and/or equity financing. While management believes that its current cash resources should be adequate to fund its operations for the year ending December 31, 2006, the Company’s long-term liquidity is dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability.

3. Acquisitions and Joint Ventures

Pakistan

In July 2002, the Company acquired a 75% equity interest in a joint venture with Turner Hill Investments, L.P. (“Turner Hill”) to provide VoIP services for calls terminating in Pakistan by the Pakistan Telecommunications Company Limited (“PTCL”). Turner Hill subsequently assigned its interest to Braddon Corporate Holdings Limited (“Braddon”).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions and Joint Ventures - (continued)

As of December 31, 2005, a rolling advance of $415,500 was owed to the Company by PTCL. During February 2006, PTCL returned $389,000 of the rolling advance, which was reflected in prepaid expenses and other current assets in the December 31, 2005 Consolidated Balance Sheet. The remaining rolling advance balance of $26,500 is currently being disputed (reflected in security deposits in the June 30, 2006 Balance Sheet) along with a $58,960 receivable balance from PTCL (reflected in prepaids and other current assets in the June 30, 2006 Balance Sheet).

iFreedom

On November 14, 2005, the Company entered into an agreement to acquire the assets of iFreedom Communications International Holdings Limited and a number of its subsidiaries, (“iFreedom”), an entity that markets monthly recurring international VoIP service plans geared to meet the needs of consumers and businesses in emerging markets. The agreement provided for a purchase price of $500,000 in cash, and 1,100,000 shares of restricted common stock, of which 750,000 shares were to be held in escrow and were subject to a performance based earn out. Under the terms of the agreement, the Company would have acquired iFreedom’s customer base as well as operations in Hong Kong, the Philippines, Malaysia, the United Kingdom, and the United States. As certain closing conditions were not met by iFreedom, the parties tried to work in good faith to renegotiate the terms and conditions of the transaction, but were not successful. The Company no longer intends to pursue this transaction.

The Company has been providing termination services to iFreedom, which services have aggregated outstanding charges of approximately $582,000 as of June 30, 2006. iFreedom has entered into a non interest-bearing Note with respect to these charges. IFreedom has executed a secured promissory note evidencing and securing their indebtedness to the Company. The Company and iFreedom are presently negotiating a repayment schedule for the termination services the Company has provided to iFreedom.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005

Prepaid expenses	$661,384	$425,832
Prepaid insurance	97,883	105,884
Prepaid advertising/marketing	360,301	—
Due from PTCL	58,960	447,505
Other current assets	255,370	263,045
	$1,433,898	$1,242,266

5. Discontinued Operations

The Company’s discontinued operations relate to Management’s decision in 2001 to cease the operations of its domestic retail telecommunication services business lines. The Company continues its efforts to settle certain of these remaining liabilities. As a result of these efforts, the Company recognized a gain of $175,000 during the six months ended June 30, 2005. The remaining liability at December 31, 2005, of approximately $621,000, are related to trade payables and accrued expenses is associated with the discontinued retail telecommunications services. During the six months ended June 30, 2006, the Company paid approximately $386,000 of these outstanding liabilities.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Trade accounts payable	$5,664,146	$6,134,373
Accrued expenses	2,837,066	1,892,216
Interest payable	363,060	334,869
Deferred revenue	535,596	810,837
Short-term financing agreement	492,964	—
Other	231,751	97,046
	$10,124,583	$9,269,341

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts payable and accrued expenses (continued)

During the three months ended June 30, 2006, the Company entered into an agreement to purchase certain hardware, software and software support from an equipment vendor. The payments are due on a monthly basis over a 9-month period. The vendor is charging a 7% finance charge for the $241,000 hardware portion of the purchase.

7. Long-term debt and capital lease/equipment financing obligations

At June 30, 2006, and December 31, 2005, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	June 30, 2006	December 31, 2005

Promissory notes payable	$150,000	$150,000
Capital lease/equipment financing obligations	1,172,265	1,427,615
Total long-term debt and capital lease/equipment financing obligations	1,322,265	1,577,615
Less current portion	(1,244,165)	1,569,965)
	$78,100	$7,650

 Promissory note payable

During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of June 30, 2006, as the other party to the settlement agreement has not complied with the terms of the agreement.

Capital lease/equipment financing obligations

The Company entered into several financing agreements for equipment purchases during 2005 and prior. The Company has imputed an interest rate of 10.0% related to these agreements, which are payable every 90 days over a 12-18 month period.

During the quarter ended June 30, 2006, the Company entered into a capital lease agreement for $228,800. The interest rate is 7.3% and payments are due every 90 days over a 16-month period.

At June 30, 2006 and December 31, 2005, approximately $720,000 of the capital lease obligations was in default and accordingly has been classified as currently due. See Legal Matters section of Note 11 for further discussion.

Future aggregate principal payments for the Company’s debt and capital lease/equipment financing obligations as of June 30, 2006 are as follows:

Total minimum payments due during the period ending June 30, 2007	$1,692,075
Less amount representing interest	(369,810)
Present value of minimum payments	1,322,265
Less current portion	(1,244,165)
$78,100

8. Equity Transactions

On February 17, 2005, the Company closed its initial public offering of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Gross proceeds of the offering were approximately $23,400,000. Total estimated offering costs were approximately $3,000,000, which resulted in net proceeds to the Company of $20,400,000. On March 30, 2005, the Company’s underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. The Company received an additional $2,900,000 in net proceeds from the closing on the over-allotment option.

Subsequent to the IPO, the Company has two classes of outstanding common stock. The holders of the Class A Common Stock have identical rights and privileges to the regular common stock, except that they were able to transfer shares of Class A Common Stock until February 11, 2006. On that date, the 15,737,963 shares of outstanding Class A Common Stock were automatically converted into shares of common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity Transactions (continued)

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

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted common stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares are being held in escrow until the sixth (6th) month anniversary, at which time 12,500 shares will be released. The remaining 12,500 shares will be released upon the ninth (9th) month anniversary, unless the agreement has been terminated, pursuant to the Company’s right to terminate. The $66,250 expense associated with the 25,000 shares given to the consultant is being amortized over the six-month term.

9. Gain on settlements of debt

During December 2003, the Company entered into a debt settlement agreement with a domestic carrier. The provisions of the agreement provided that $555,000 due to the carrier would be resolved with a service agreement whereby the carrier received a reduced rate for certain minutes of traffic that passed through the Company’s network through December 2005. The Company and the carrier continued to comply with the terms of this agreement until it was settled as discussed below. Since the settlement agreement was entered into, approximately $89,000 of deferred revenue was recognized in connection with this service agreement.

During June 2006, the service agreement was cancelled and the carrier released the Company of all remaining indebtedness under the December 2003 settlement agreement. Consequently, the remaining deferred revenue balance of approximately $466,000 was recorded as a gain on settlement of debt.

10. New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on the Company’s results of operations or financial position.

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

11. Commitments and contingencies

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

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and contingencies - (continued)

On March 30, 2006, an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of $1,379,502 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney costs. Management asserted a counterclaim against the vendor and an affiliated company and is vigorously prosecuting the counterclaim. The Company’s legal counsel has advised that, at this stage, they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previously accrued by the Company under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in the Company’s accompanying financial statements.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s operations or financial condition.

Letters of Credit

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

Subsequent to June 30, 2006, in connection with the Company’s 75% owned subsidiary in Turkey, the Company provided a Letter of Credit for 250,000 Euros (approximately $0.3 million) to the Telekomunikasyon Kurumu Telecommunication Administrator. This Letter of Credit is to secure a license to do business as a long distance telecommunication services company in Turkey. The guarantee is effective until January 1, 2007.

Intellectual Property Transfer Agreement

On February 15, 2006, the Company entered into an Intellectual Property Transfer Agreement with Xtreme VoIP Corp. (“Xtreme”) pursuant to which the Company purchased a software application and other intellectual property rights (the “Intellectual Property”) relating to a VoIP software solution that will allow Directed Peer-to-Peer Internet phone connections between SIP-enabled devices without the need to route the calls through a network of third-party computers, as typically occurs in a peer-to-peer environment.

The purchase price is $600,000, of which $60,000 was paid in cash as of June 30, 2006, and $120,000, which is payable in cash or stock on or before the third anniversary of the agreement, depending upon the attainment of subscriber milestones. On the second anniversary of this agreement, the Company has the option of (i) reverting the agreement and the Intellectual Property back to Xtreme, while retaining a perpetual non-exclusive, paid-up, royalty free license to utilize and sub-license the Intellectual Property, or (ii) keeping the Intellectual Property and complying with the terms of the agreement, which provides for final payment of the balance due by the fourth anniversary. In the event that the Company does not revert the assets, and licenses the Intellectual Property as a product to third parties, but not a sale of the Intellectual Property in its entirety, until the sixth (6th) anniversary of this agreement, Xtreme will be entitled to receive a royalty equal to 20% of software sales sold by the Company. Any royalties paid to Xtreme or gains in the market value of stock received by Xtreme based on the last closing price of an aggregate of 30 days during the four year period when Xtreme is free to sell such shares with the highest market value, shall be applied to the remaining consideration. In the event that the assets revert back to Xtreme and in the event that the Company sub-licenses the Intellectual Property as a product to third parties, Xtreme will be entitled to a royalty equal to 50% of the software sales.

During April 2006, the Company filed a patent application with the United States Patent and Trademark Office for this technology.

12. Segment Information

The Company operates and manages three reportable segments, which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker.

During the three and six months ended June 30, 2005, the Company had four reportable segments with Voice to Carriers being broken out into two separate segments. Since the Company’s Chief Operating Decision Maker currently reviews these two segments as one, the segment disclosures for the three and six months ended June 30, 2005, have been presented in a consistent manner as one.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information (continued)

The Company’s segments and their principal activities consist of the following:

Voice to Carriers — Voice to Carriers includes VoIP to Carriers, which is the termination of voice telephony minutes by the Internet rather than the circuit-switched technology. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers. This segment also includes traditional voice (the termination of voice telephony minutes from or to the countries served by the Company utilizing Time Division Multiplexing (TDM) and “circuit-switched” technology). Typically, this will include interconnection with traditional telecommunications carriers either located internationally, or those carriers that interconnect with the Company at its U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

VoIP to Consumers and Corporations — The Company selectively provides VoIP services targeted to end-users and corporations, primarily through its Efonica brand. The Company offers services that permit consumers or corporations to originate calls via IP telephones or telephone systems that use the Internet for completion to standard telephone lines anywhere in the world. The Company also provides PC-to-phone service that utilizes the Internet to allow consumers to use their personal computers to place calls to the telephone of their destination party.

Internet, Managed Private Networks & Other — The Company provides Internet connectivity to telecommunications carriers, Internet service providers, government entities, and multinational customers via its POPs in the U.S. and India, and through its partners elsewhere.

Operating segment information for the three months ended June 30, 2006 and 2005 is summarized as follows:

Three months ended June 30, 2006	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated

Net revenues	$9,567,095	$571,541	$404,476	$—	$10,543,112
Cost of revenues (exclusive of depreciation and amortization)	$(8,755,497)	$(442,294)	$(184,620)	$—	$(9,382,411)
Depreciation and amortization	$(200,912)	$(13,689)	$(9,276)	$(23,774)	$(247,651)
Selling, general and administrative	$(1,464,322)	$(545,600)	$(30,387)	$(1,929,043)	$(3,969,352)
Advertising and marketing	$(13,500)	$(288,259)	$—	$—	$(301,759)
Other income (expense)	$528,411	$1,652	$24,397	$1,910	$556,370
Net income (loss)	$(338,725)	$(716,649)	$204,590	$(1,950,907)	$(2,801,691)
Capital Expenditures	$70,301	$839,565	$—	$861,900	$1,771,766

Three months ended June 30, 2005	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated

Net revenues	$17,794,432	$995,856	$469,603	$—	$19,259,891
Cost of revenues (exclusive of depreciation and amortization)	$(16,709,899)	$(734,518)	$(259,574)	$—	$(17,703,991)
Depreciation and amortization	$(376,096)	$(16,567)	$(4,589)	$(39,135)	$(436,387)
Selling, general and administrative	$(1,165,252)	$(621,165)	$(177,548)	$(986,233)	$(2,950,198)
Advertising and marketing	$(47,468)	$(32,014)	$—	$—	$(79,482)
Other income (expense)	$(55,445)	$24,554	$16,521	$23,656	$9,286
Net income (loss)	$(559,728)	$(383,854)	$44,413	$(1,001,712)	$(1,900,881)
Capital Expenditures	$556,128	$31,697	$14,995	$66,981	$669,801

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information (continued)

Operating segment information for the six months ended June 30, 2006 and 2005, is summarized as follows:

Six months ended June 30, 2006	Voice to Carriers	VoIP to Consumers and Corporations		Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated

Net revenues	$17,893,747		$1,331,042	$840,481	$—	$20,065,270
Cost of revenues (exclusive of depreciation and amortization)	$(16,540,773)		$(1,021,457)	$(425,484)	$—	$(17,987,714)
Depreciation and amortization	$(385,262)		$(29,875)	$(17,787)	$(45,617)	$(478,541)
Selling, general and administrative	$(2,881,417)		$(1,087,877)	$(163,084)	$(3,515,755)	$(7,648,133)
Advertising and marketing	$(13,500)		$(311,251)	$—	$—	$(324,751)
Other income	$581,694		$1,824	$26,857	$7,743	$618,118
Net income(loss)	$(1,345,511)	$	(1,117,594)	$260,983	$(3,553,629)	$(5,755,751)
Capital Expenditures	$140,602		$984,088	$—	$974,985	$2,099,675

Six months ended June 30, 2005	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated

Net revenues	$27,923,629	$2,183,261	$1,082,053	$—	$31,188,943
Cost of revenues (exclusive of depreciation and amortization)	$(26,416,084)	$(1,652,585)	$(632,745)	$—	$(28,701,414)
Depreciation and amortization	$(739,228)	$(24,226)	$(27,182)	$(78,775)	$(869,411)
Selling, general and administrative	$(2,553,133)	$(819,220)	$(282,261)	$(1,964,040)	$(5,618,654)
Advertising and marketing	$(73,654)	$(40,846)	$(1,933)	$—	$(116,433)
Other income (expense)	$(415,924)	$(14,936)	$(17,298)	$23,655	$(424,503)
Income (loss) from continuing operations	$(2,274,394)	$(368,552)	$120,634	$(2,019,160)	$(4,541,472)
Income from discontinued operations	$175,000	$—	$—	$—	$175,000
Net income (loss)	$(2,099,394)	$(368,552)	$120,634	$(2,019,160)	$(4,366,472)
Capital Expenditures	$858,009	$67,085	$33,248	$106,483	$1,064,825

	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Assets
June 30, 2006	$9,096,879	$11,795,648	$404,069	$7,935,582	$29,232,178
December 31, 2005	$7,516,881	$10,453,247	$322,176	$16,093,475	$34,385,779

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements, and the related notes thereto included in another part of this Quarterly Report. This discussion contains certain forward-looking statements; within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period. The forward looking statements are made as of the date of this Quarterly Report on Form 10-Q and we do not undertake to update the forward looking statements or to update the reasons that actual results could differ from those projected in the forward looking statements.

Overview

We are an international communications carrier delivering VoIP to, from, in and between emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. We also offer on a limited basis, private networks, Internet access, and other advanced services. Our corporate strategy focuses our resources on customizing VoIP services to meet the demands of international communities of interest in emerging markets around the world. We seek to gain early entry in high growth emerging markets, often in partnership with local organizations that have strong distribution channels, regulatory experience, and market intelligence. Additionally, we have worked over the last 18 months to build a carrier grade retail infrastructure to expand our VoIP service and feature options and to better support the growth of our VoIP services to consumers and corporations. We recently put into production the first phase of our retail infrastructure.

The following table summarizes our results of operations for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues	$10,543,112	$19,259,891	$20,065,270	$31,188,943
Operating expenses:
Cost of revenues	9,382,411	17,703,991	17,987,714	28,701,414
Depreciation and amortization	247,651	436,387	478,541	869,411
Selling, general and administrative	3,969,352	2,950,198	7,648,133	5,618,654
Advertising and marketing	301,759	79,482	324,751	116,433
Total operating expenses	13,901,173	21,170,058	26,439,139	35,305,912
Operating Loss	(3,358,061)	(1,910,167)	(6,373,869)	(4,116,969)

Other income (expense):
Interest income	102,117	126,543	235,578	182,870
Interest expense	(29,514)	(35,163)	(59,514)	(367,293)
Gain on settlement of debt	465,854	5,340	465,854	5,340
Loss from investment in Estel	(33,080)	(142,545)	(70,638)	(299,460)
Other	48,758	5,956	38,311	5,956
Minority interests	2,235	49,155	8,527	48,084
Total other income (expense)	556,370	9,286	618,118	(424,503)

Loss from continuing operations	(2,801,691)	(1,900,881)	(5,755,751)	(4,541,472)
Income from discontinued operations	—	—	—	175,000
Net loss	$(2,801,691)	$(1,900,881)	$(5,755,751)	$(4,366,472)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100%	100.0%	100%	100.0%
Operating expenses:
Cost of revenues	89.0%	91.9%	89.7%	92.0%
Depreciation and amortization	2.4%	2.3%	2.4%	2.8%
Selling, general and administrative	37.6%	15.3%	38.1%	18.0%
Advertising and marketing	2.9%	0.4%	1.6%	0.4%
Total operating expenses	131.9%	109.9%	131.8%	113.2%
Operating loss	(31.9%)	(9.9%)	(31.8%)	(13.2%)

Other income (expense)
Interest income	1.0%	0.7%	1.2%	0.6%
Interest expense	(0.3%)	(0.2%)	(0.3%)	(0.12%)
Gain on settlement of debt	4.4%	0.0%	2.3%	0.0%
Loss from investment in Estel	(0.3%)	(0.7%)	(0.3%)	(1.0%)
Other	0.5%	0.0%	0.2%	0.0%
Minority interests	0.0%	0.2%	0.0%	0.2%
Total other income (expense)	5.3%	0.0%	3.1%	(1.4%)

Loss from continuing operations	(26.6%)	(9.9%)	(28.7%)	(14.6%)
Income from discontinued operations	0.0%	0.0%	0.0%	0.6%
Net loss	(26.6%)	(9.9%)	(28.7%)	(14.0%)

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a primary focus in the last several years on VoIP terminations to the emerging markets. We focused on growing our existing customer base, which is primarily U.S. based, as well as the addition of new customers, and the establishment of direct VoIP terminating arrangements with telecommunication carriers in emerging markets around the world. Although we believe that this business continues to be of value to our strategy, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (primarily VoIP to consumers and businesses), and market them to, or in conjunction with, distribution partners on a direct, co-branded or private label basis.

In an effort to further increase margins, expand our retail customer base, and develop more stable revenue streams, we have begun to focus significant effort and resources to build our VoIP business to consumers and corporations. While this does not yet represent a significant portion of our revenue base, we have increased our emphasis in this area. We believe that this will complement our carrier business with a higher margin and more stable customer base.

In 2002, we acquired a 50.2% equity interest in a joint venture with Karamco, Inc., and established Efonica F-Z, LLC, as a retail services company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica.

On June 19, 2006, we launched our Efonica VoIP service. This new service, coupled with the simultaneous introduction of our patent-pending Worldwide Internet Area Code, gives us the potential to change the way people throughout the world communicate. Since our launch, we have added over 250,000 subscribers, from over 50 countries. We have and will continue to develop and launch a wide variety of paid services. We will market our paid features to our free subscribers and sell paid packages through physical and online distribution partners. In addition to all of the basic features of our free service, our paid packages include a number of value added features and services. We believe that there is value to creating a worldwide Internet calling community.

We manage our carrier revenues by product and customer. We manage our carrier costs by provider (vendor). We track carrier revenue at the customer level because our sales force has to manage the revenue generation at the customer level, and invoices are billed to and collected at the customer level. We also have to track the same revenues by product, because different products have different billing and payment terms, and individual customers may have multiple billing and payment terms if they purchase multiple products from us.

We manage our revenue segments based on gross margin, which is net revenues less cost of revenues, rather than on net profitability, due to the fact that our infrastructure is built to support all products, rather than individual products. This applies both to the capital investments made (such as switching and transmission equipment), and to certain Selling, General and Administrative resources. For example, the majority of our operations personnel support all product lines and are not separately hired to support individual product segments. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of revenues unless the items can be specifically identified to one of the product segments.

OPERATING EXPENSES

Our operating expenses during the six months ended June 30, 2006 and 2005, are categorized as cost of revenues; depreciation and amortization; selling, general and administrative; and advertising and marketing.

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

Depreciation and amortization includes depreciation of our communications network equipment, amortization of leasehold improvements of our switch locations and administrative facilities, and the depreciation of our office equipment and fixtures. It also includes amortization of our Efonica customer list.

Selling, general and administrative expenses include salaries and benefits, insurance, occupancy costs, sales, marketing and advertising, professional fees and other administrative expenses.

Advertising and marketing expense includes online and newspaper ads for our Efonica retail services, as well as product press releases. It also includes costs associated with exhibitions we attend to promote these retail services.

COMPANY HIGHLIGHTS

The following summary of significant events during the six months ended June 30, 2006, highlights the accomplishments and events that have influenced our performance during that time period. This six month period includes many significant accomplishments including the launch of our VoIP services under our global Efonica brand and the introduction of our patent-pending Worldwide Internet Area Code.

•	Acquired Proprietary Technology - Acquired Proprietary Directed SIP Peer-to-Peer Technology That Avoids Routing Internet Phone Calls Through Network Of Users’ Computers;
•	New Partnership - Announced Partnership With AnchorFree To Market VoIP Services To Users Of Large WI-FI Network;
•	Licensed Market-Leading Technology - Licensed Global IP Sound’s Market-Leading Technology to Power its VoIP Softphone;
•	Filed Patent Application - Filed Patent Application for our Proprietary VoIP Technology for SIP Peer-To-Peer VoIP Communication;
•	Completion of Softphone Development - Completed Development of Our Proprietary PC-based VoIP Softphone, Which Allows Us to Differentiate Our Efonica® VoIP Offering;
•
Launched Free Internet Service - Launched New Free Internet Phone Service, Which Allows Efonica® Subscribers Worldwide to Make Free Calls Without Computers. We Also Created the Internet Area Code™ which allows subscribers to use their existing telephone numbers preceded by a “10”;

•	Worldwide Internet Area Code Patent - Filed Patent Application For Worldwide Internet Area Code™; and
•	Introduction of EFO Out - We Introduced One of Our New Paid Services, EFO Out, Which Allows Users to Call Any Landline or Mobile Telephone Number In The World At Extremely Competitive Prices.

The information in our period-to-period comparisons below represents only our results from continuing operations.

Three Months Ended June 30, 2006, Compared with Three Months Ended June 30, 2005.

Revenues

Consolidated revenues were $10.5 million during the three months ended June 30, 2006, compared to $19.3 million during the three months ended June 30, 2005, a decrease of $8.7 million or 45.3%. Although our consolidated revenues for the three months ended June 30, 2006 declined from the three months ended June 30, 2005 (the quarter ended June 30, 2005 was an unusually large peak period), they increased approximately $1.0 million or 10.7% from the three months ended March 31, 2006. This increase in revenue was from our voice services sold to carriers segment. We expect our revenue from our voice services sold to carriers to continue to increase in future quarters.

Revenues for VoIP services to consumers and corporations represented $0.4 million or 4.9% of the consolidated revenue reduction, decreasing to $0.6 million during the three months ended June 30, 2006, from $1.0 million during the three months ended June 30, 2005. As we have focused on our new suite of retail VoIP services, we have scaled back some existing customers and made a strategic decision to service a broader spectrum of customers once our new products are deployed. Although it will be later in the year when we complete the full deployment of our free and paid retail services and fully recover on the retail services segment, once the recovery is complete, we expect to resume ramping up the retail VoIP service revenue.

The decrease in voice services sold to carriers represented 94.4% of the consolidated revenue reduction. Voice services sold to carriers decreased $8.2 million or 46.2%, to $9.6 million during the three months ended June 30, 2006 from $17.8 million during the three months ended June 30, 2005. These revenues were impacted by a combination of the peaks and valleys that are inherent in the carrier services business and downward pricing pressure on average rate per minute. The three months ended June 30, 2005 was an unusually large peak period.

Revenues from our Internet, private network & other services decreased $65,000 or 13.9% to $0.4 million during the three months ended June 30, 2006, from $0.5 million during the three months ended June 30, 2005 primarily due to the loss of one customer (accounted for $21,000 of the decrease) and a reduction in revenue from a customer (accounted for an additional $21,000 of the decrease).

Cost of Revenues

Consolidated cost of revenues decreased $8.3 million or 47.0% to $9.4 million during the three months ended June 30, 2006 from $17.7 million during the three months ended June 30, 2005. Approximately $8.0 million or 95.6% of this decrease was attributable to a decrease in voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations decreased $0.3 million or 39.8%, to $0.4 million during the three months ended June 30, 2006 from $0.7 million during the three months ended June 30, 2005, due to the reduction in volume mentioned above.

Cost of revenues for Internet, private network & other decreased $0.1 million or 28.9% to $0.2 million during the three months ended June 30, 2006 from $0.3 million during the three months ended June 30, 2005. This decrease is a result of the revenue decreases previously discussed. When the revenues ceased, the corresponding cost of revenues decreased as well.

The consolidated gross margin percentage improved to 11.0% during the three months ended June 30, 2006 from 8.1% during the three months ended June 30, 2005 due to an improvement in margins in the carrier segment. The gross margin percentage improved in the carrier segment (from 6.1% to 8.5%) primarily due to improved route management. The gross margin percentage declined in the VoIP services to consumers and corporation segment (from 26.2% to 22.6%) due to pricing pressures. Absolute gross margin dollars for Voice services decreased by $0.3 million and gross margin dollars for VoIP services to consumers and corporation decreased by $0.1 million.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million or 43.2% to $0.2 million during the three months ended June 30, 2006, from $0.4 million during the three months ended June 30, 2005. Our depreciation expense decreased primarily as a result of many of our assets being fully depreciated during the three months ended June 30, 2006, which were not fully depreciated during the three months ended June 30, 2005. We expect our depreciation expense to increase during future quarters as a result of the amortization of fixed assets associated with our retail VoIP infrastructure as well as our relocated New York headquarters.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.0 million or 34.5% to $4.0 million during the three months ended June 30, 2006, from $3.0 million during the three months ended June 30, 2005. This increase is primarily attributed to increased salaries and benefits of approximately $0.5 million, as more personnel have been required to support our growth and our retail VoIP infrastructure. In addition, contributing to the 2006 increase is approximately $0.2 million of compensation expense recorded in connection with our adoption of SFAS 123(R) on January 1, 2006. Also, increasing as a result of our growth, our VoIP retail services infrastructure and our becoming a public company in February 2005, have been our legal and professional fees (including expenses associated with Sarbanes Oxley), occupancy, and travel expenses. We believe that as we execute our business strategies and complete our VoIP retail rollout, selling, general and administrative expenses as a percentage of revenues will begin to decline.

Advertising and Marketing. Advertising and marketing expenses increased $0.2 million or 279.7% to $0.3 million during the three months ended June 30, 2006, from $0.1 million during the three months ended June 30, 2005. This increase is a result of our more aggressive marketing plan for our retail VoIP services.

Operating Loss. Our operating loss increased $1.4 million or 75.8% to a loss of $3.4 million during the three months ended June 30, 2006, from a loss of $1.9 million during the three months ended June 30, 2005. The increase in operating loss was primarily attributable to the reduction in our gross profit of $0.4 million and the increase in our selling, general and administrative expenses and sales/marketing expenses associated with our retail VoIP infrastructure, as well as public company compliance requirements.

Other Income (Expense). Total other income (expense) increased $0.5 million to other income of $556,000 during the three months ended June 30, 2006 from other income of $9,000 during the three months ended June 30, 2005. The increase in other income is primarily attributed to $0.5 million of forgiveness of debt. During December 2003, we entered into a debt settlement agreement with a domestic carrier. The provisions of the agreement provided that $555,000 due to the carrier would be resolved with a service agreement whereby the carrier received a reduced rate for certain minutes of traffic that passed through our network until December 2005. Both we and the carrier continued to comply with the terms of this past December 2005. Since the settlement agreement was entered into, approximately $89,000 of deferred revenue was recognized in connection with this service agreement. During June 2006, the service agreement was cancelled and the carrier released us of all remaining indebtedness under the December 2003 settlement agreement. Consequently, the remaining deferred revenue balance of approximately $466,000 was recorded as a gain on settlement of debt. Also contributing to the increase in other income is a reduction in the loss from our investment in Estel of approximately $0.1 million. Interest income and interest expense both remaining relatively consistent during the two quarters.

Net Loss. The primary factors causing our increased net loss of $0.9 million, is the $0.4 million reduction in gross margin and the $1.0 million increase in selling, general and administrative expenses, net with a $0.5 million forgiveness of debt.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005.

Revenues

Consolidated revenues were $20.1 million during the six months ended June 30, 2006, compared to $31.2 million during the six months ended June 30, 2005, a decrease of $11.1 million or 35.7%. This decrease can be attributed to the fact that the three months ended June 30, 2005 was an unusually large peak period for the voice to carrier segment. %. Although our consolidated revenues for the six months ended June 30, 2006 declined from the six months ended June 30, 2005, they increased approximately $1.9 million or 10.4% from the six months ended December 31, 2005. This increase in revenue was primarily from our voice services sold to carriers segment.

Revenues for VoIP services to consumers and corporations represented $0.9 million or 7.7% of the consolidated revenue reduction, decreasing to $1.3 million during the six months ended June 30, 2006, from $2.2 million during the six months ended June 30, 2005. As we have focused on our new suite of retail VoIP services, we have scaled back some existing customers and made a strategic decision to service a broader spectrum of customers once our new products are deployed. Although it will be later in the year when we complete the full deployment of our free and paid retail services and fully recover on the retail services segment, once the recovery is complete, we expect to resume ramping up the retail VoIP service revenue.

The decrease in voice services sold to carriers represented 90.2% of the consolidated revenue reduction Voice services sold to carriers decreased $10.0 million or 35.9%, to $17.9 million during the six months ended June 30, 2006 from $27.9 million during the six months ended June 30, 2005. These revenues were impacted by a combination of the peaks and valleys that are inherent in the carrier services business and downward pricing pressure on average rate per minute. The three months ended June 30, 2005 was an unusually large peak period contributing to the decrease during the six months ended June 30, 2006.

Revenues from our Internet, private network & other services decreased $0.3 million or 22.3% to $0.8 million during the six months ended June 30, 2006, from $1.1 million during the six months ended June 30, 2005 due to the loss of two customers.

Cost of Revenues

Consolidated cost of revenues decreased $10.7 million or 37.3% to $ 18.0 million during the six months ended June 30, 2006 from $28.7 million during the six months ended June 30, 2005. The decrease in consolidated cost of revenues is primarily a result of the volume decrease in voice to carrier revenues which decreased $10.0 million or 35.9% to $17.9 million during the six months ended June 30, 2006 from $27.9 million during the six months ended June 30, 2005.

The cost of revenues for VoIP services to consumers and corporations decreased $0.6 million or 38.2%, to $1.0 million during the six months ended June 30, 2006 from $1.7 million during the six months ended June 30, 2005, due to the reduction in volume mentioned above.

Cost of revenues for Internet, private network & other decreased 32.8% to $0.4 million during the six months ended June 30, 2006 from $0.6 million during the six months ended June 30, 2005, due to the loss of two customers and other revenue reductions.

Consolidated gross margin decreased $0.4 million or 16.5% from $2.5 million during the six months ended June 30, 2006 to $2.1 million during the six months ended June 30, 2005. Gross margin for Voice services to carriers decreased by $0.2 million and gross margin for VoIP services to consumers and corporation decreased by $0.2 million.

The consolidated gross margin percentage increased to 10.4% during the six months ended June 30, 2006 from 8.0% during the six months ended June 30, 2005. This increase relates primarily to the Voice services to carriers segment due to improved routing management.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million or 45.0% to $0.5 million during the six months ended June 30, 2006, from $0.9 million during the six months ended June 30, 2005. Our depreciation expense decreased primarily as a result of many our assets being fully depreciated during 2006, which incurred depreciation expense during all or a portion of the first six months of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.0 million or 36.1% to $7.6 million during the six months ended June 30, 2006, from $5.6 million during the six months ended June 30, 2005. This increase is primarily attributed to increased salaries and benefits of approximately $1.0 million, as more personnel have been required to support our growth and our retail VoIP infrastructure. In addition, contributing to the 2006 increase is approximately $0.4 million of compensation expense recorded in connection with our adoption of SFAS123(R) on January 1, 2006. Also, increasing as a result of our growth, our VoIP retail service infrastructure and our becoming a public company in February 2005, have been our legal and professional fees (including expenses associated with Sarbanes Oxley), occupancy, and travel expenses. We believe that as we execute our business strategies and complete our VoIP retail rollout, selling, general and administrative expenses as a percentage of revenues will begin to decline.

Advertising and Marketing. Advertising and marketing expenses increased $0.2 million or 178.9% to $0.3 million during the six months ended June 30, 2006, from $0.1 million during the six months ended June 30, 2005. This increase is a result of our more aggressive marketing plan for our retail VoIP services.

Operating Loss. Our operating loss increased $2.3 million or 54.8% to a loss of $6.4 million during the six months ended June 30, 2006, from a loss of $4.1 million during the six months ended June 30, 2005. The increase in operating loss was primarily attributable to the reduction in our gross profit of $0.4 million and the increase in our selling, general and administrative expenses and advertising/marketing expenses associated with our retail VoIP infrastructure, and public company compliance requirements.

Other Income (Expense). Total other income (expense) changed to other income of approximately $0.6 million during the six months ended June 30, 2006 from other expense of $0.4 million during the six months ended June 30, 2005.

Interest income remained fairly consistent at $0.2 million during the six months ended June 30, 2006 and 2005. Interest expense decreased $0.3 million or 83.8% to $0.1 million during the six months ended June 30, 2006 from $0.4 million during the six months ended June 30, 2005. The $0.4 million of interest expense during the six months ended June 30, 2005, consisted primarily of accretion on the Series C Preferred Stock which was converted to common stock in connection with our February 2005 IPO, at which point the accretion ceased. In addition, during 2005, interest expense included interest for debt outstanding between January 1, 2005 and February 17, 2005, at which point we used our IPO proceeds to repay a significant portion of our interest-bearing debt. Interest expense during the six months ended June 30, 2006 and 2005 includes interest on our capital lease/equipment financing leases.

Gain on settlements of debt increased to $0.5 million during the six months ended June 30, 2006 from approximately $5,000 during the six months ended June 30, 2005. The 2006 gain on settlement relates to a debt settlement agreement we entered into during 2003 with a domestic carrier. The provisions of the agreement provided that $555,000 due to the carrier would be resolved with a service agreement whereby the carrier received a reduced rate for certain minutes of traffic that passed through our network through December 2005. Both parties continued to comply with the terms of the agreement past December 2005. During June 2006, the service agreement was cancelled and the carrier released us of all remaining indebtedness under the settlement agreement. Consequently, we recorded the remaining deferred revenue balance of approximately $466,000 as a gain on settlement of debt.

The loss from investment in Estel decreased $0.2 million to $0.1 million during the six months ended June 30, 2006 from $0.3 million during the six months ended June 30, 2005. This reduction is primarily due to improved operating results at Estel.

Net Loss. The primary factors impacting our net loss for the six months ended June 30, 2006, were the decrease in gross margin dollars, decrease in depreciation and amortization expense, increase in selling, general and administrative and marketing/advertising expenses, decrease in interest expense, gain on debt settlement during 2006, and the income from discontinued operations during the six months ended June 30, 2005 which was nonrecurring during 2006.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of June 30, 2006, we had stockholders’ equity of approximately $16.8 million and a working capital deficit of approximately $1.0 million. Our positive stockholders’ equity is a result of the February 2005 closing of our initial public offering. Our IPO included 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Gross proceeds of the offering were approximately $23,400,000. Total estimated offering costs were approximately $3,000,000, which resulted in net proceeds of $20,400,000. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2,900,000 in net proceeds from the closing on the over-allotment option. The net proceeds from the offering were immediately used to repay a significant portion of our debt that was outstanding. The proceeds have been and will continue to be used for working capital and general corporate purposes; to fund the purchase of equipment for expanded capacity, international deployment, expanded service offerings and consumer hardware; the payment of debt, capital leases and related interest; international expansion; and marketing and advertising.

We are currently reviewing options to raise additional capital through debt and/or equity financing. While management believes that our current cash resources should be adequate to fund our operations for the year ending December 31, 2006, our long-term liquidity is dependent on our ability to successfully complete the rollout of our full suite of retail VoIP free and paid services, in order to attain future profitable operations. We cannot make any guarantees if and when we will be able to attain future profitability.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continue to use significant cash in connection with our operating and investing activities. In addition, during 2006, we used cash in financing activities, in contrast to having cash being provided by financing activities, which has been the case in previous years.

A summary of our cash flows for the periods indicated is as follows:

	Six months ended June 30,
	2006	2005
Cash used in operating activities	$(6,188,621)	$(6,222,689)
Cash used in investing activities	(2,206,230)	(1,551,189)
Cash provided by (used in) financing activities	(483,650)	21,369,080
Increase (decrease) in cash and cash equivalents	(8,878,501)	13,595,202
Cash and cash equivalents, beginning of period	14,790,504	4,368,726
Cash and cash equivalents, end of period	$5,912,003	$17,963,928

Our cash flow results were and continue to be impacted by the costs associated with implementing our corporate strategy focusing our resources on VoIP and the emerging international markets, as we completed our exit from the more highly competitive, infrastructure dependent business that previously characterized our business. On June 19, 2006, we launched our new free Internet service which allows Efonica® subscribers worldwide to make free calls without computers. We have and plan to continue to develop and launch a wide variety of paid services such as voicemail and out of network calling. We will sell these paid services to existing free subscribers and through online and physical distribution channels. Because certain of our costs are fixed and because the VoIP to consumers and corporations segment of our business has a higher profit margin, we expect that as our revenues increase (especially in the VoIP to consumers and corporations segment), total expenses would represent a smaller percentage of our revenues.

Source of Liquidity

As of June 30, 2006, we had cash and cash equivalents of approximately $5.9 million. In addition, as of June 30, 2006, we had approximately $0.5 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit). This amount increased to $0.8 million during July 2006.

From our inception through June 30, 2006, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our February 2005 IPO, including exercise of the over-allotment option, and the private placement of approximately $52.3 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $21.6 million from the issuance of notes. In addition, since inception we have financed the acquisition of $7.9 million of fixed assets through capital lease/equipment financing obligations.

As noted above, we are currently reviewing options to raise additional capital through debt and/or equity financing. We can make no assurances that we will be able to obtain such financing nor that such financing will be obtained on reasonable terms.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from principal and interest payments related to our capital lease/equipment financing obligations, capital expenditures, working capital requirements as may be needed to support the growth of our business, and any additional funds that may be required for business expansion opportunities.

Our cash capital expenditures were approximately $2.1 million and $1.1 million during the six months ended June 30, 2006 and 2005, respectively. The spending during 2006 relates primarily to our retail VoIP infrastructure as well as our relocated New York office. We expect our cash capital expenditures to be approximately $1.0 million for the six months ending December 31, 2006. The 2006 estimated capital expenditures include network expansion, purchase of additional software for expanded product offerings and new international deployments.

Cash used in operations was approximately $6.2 million during the six months ended June 30, 2006 and 2005, respectively. The cash used in our operations is primarily a function of our net losses and changes in working capital as a result of the timing of receipts and disbursements. Cash used in operations will be impacted by the over $1.5 million we plan to spend for advertising and marketing during the remainder of 2006. Now that we have paid and settled a significant amount of our older liabilities and our retail infrastructure has become operational and will have expanded paid service features in the future, we expect our net cash used in operating activities to improve in future periods. We intend to continue to use the remaining capital raised from the IPO for general corporate overhead purposes, including salaries, marketing, capital expenditures, international expansion, capital lease/equipment financing obligation payments, and other expenses associated with business needs.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so. In connection with the relocation of our New York executive office, the lease amendment required us to provide a Letter of Credit in favor of the landlord in the amount of approximately $428,000. The Letter of Credit was obtained in January 2006, and is secured by $239,000 in money market funds. We also received a line of credit for $189,000 that would be drawn down upon should we default on lease terms. Subsequent to June 30, 2006, in connection with our 75% owned subsidiary in Turkey, we provided a Letter of Credit for 250,000 Euros (approximately $0.3 million) to the Telekomunikasyon Kurumu Telecommunication Administrator. This Letter of Credit is to secure a license for us to do business as a long distance telecommunication services company in Turkey. The guarantee is effective until January 1, 2007.

Debt Service Requirements

As of June 30, 2006, we had approximately $1.3 million of debt comprised primarily of approximately $1.2 million in capital lease/equipment financing obligations. All of this debt, other than approximately $78,000 is due during the 12 months ending June 30, 2006. Subsequent to our IPO, at which point we repaid a significant portion of our then outstanding debt, we have not incurred any additional debt other than some new capital lease/equipment financing obligations.

Our interest expense has decreased significantly during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to the following factors:

1.
During the six months ended June 30, 2005, we recorded $0.3 million of accretion to interest expense related to our Series C Preferred Stock. This Series C Preferred Stock was converted to common stock during February 2005 and consequently, accretion ceased on this date.

2.	As discussed above, subsequent to the IPO, the reduction in our debt balances during February 2005, resulted in a significant reduction in our subsequent interest expense.

Capital Instruments

At June 30, 2006, we did not have any outstanding preferred stock. We had Series C Preferred Stock outstanding until the closing of our IPO in February 2005, at which point the Series C Preferred Stock automatically converted into 3,141,838 shares of our common stock. The holders of the Series C Preferred Stock also received a redeemable common stock purchase warrant.

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

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses is that associated with the network backbone connectivity to our switch facilities. These would consist of hubbing charges at our New York switch facility that allow other carriers to send traffic to our switch, satellite or cable charges to connect to our international network, or Internet connectivity charges to connect customers or vendors to Fusion’s switch via the public Internet, a portion of which are variable costs. The other category of fixed expenses is associated with charges that are dedicated point-to-point connections to specific customers (both private line and Internet access).

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

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on our results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on our results of operations or financial position.

Inflation

We do not believe inflation has a significant effect on our operations at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At June 30, 2006, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At June 30, 2006, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2006, an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of $1,379,502 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney costs. We asserted a counterclaim against the vendor and an affiliated company and are vigorously prosecuting the counterclaim. Our legal counsel has advised that, at this stage, they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previously accrued by us under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in the accompanying financial statements.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s operations or financial condition.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts or partnerships, our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management, technical and sales personnel. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, without limitation:

•	We have a history of operating and net losses. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategies.

•
We have recently launched a new retail VoIP service that has experienced significant growth in subscribers. There can be no assurances that our infrastructure can effectively support our growing subscriber base.

•
Part of our business plan is to market our paid features to our free subscribers and sell paid packages through physical and online distribution partners. There can be no assurance that we will be able to successfully sell our paid suite of services and that our revenues will be significantly increased.

•	The success of our planned expansion is dependent upon market developments and traffic patterns, which may lead us to make expenditures that may not result in increased revenues.

•
We experienced certain technical difficulties during the recent launch of the Beta version of our retail services. Although these difficulties have been addressed, there can be no assurance as to what future technical difficulties we might encounter, including possible service outages, which could result in a loss of revenue and harm our reputation.

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

•
Our new services are dependent upon multiple, complex service platforms, network elements, and back-office systems, as well as the successful integration of these items. There can be no assurance of the success of this development and integration. In addition, although we believe we can fully support these complex systems, if we have too many subscribers, there is a possibility we can have trouble effectively supporting them.

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
.
•
Because we do business on an international level we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues. It is possible that changes in the regulatory environment in countries where we do business can adversely affect us, including the potential for blockage of our services.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) Unregistered Sales of Securities - None

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

As of June 30, 2006, approximately $3.0 million of the net proceeds received by the Company was used to repay outstanding debt and capital lease/equipment financing obligations, and $0.6 million was used to repay accrued interest. Approximately $4.5 million was used to purchase property and equipment, $0.9 million was used in connection with the Company’s purchase of the minority interest in its Efonica joint venture, $0.1 million for the Company’s investment in a Turkey joint venture, and $7.5 million was used to fund operations.

Of these payments, principal and accrued interest in respect of indebtedness to the Company was repaid as follows: approximately $1.1 million to Marvin S. Rosen, Chairman of the Board, $0.8 million to Philip Turits, Secretary, Treasurer and Director, $0.2 million to Evelyn Langlieb Greer, Director.

Karamco, Inc., a corporation of which Roger Karam, our President of VoIP Division, is the sole shareholder, received $930,000 with respect to the Company’s purchase of the minority interest in Efonica.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 15, 2006. At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement dated May 15, 2006.

(1)	Increase in the number of shares available for the 1998 option plan to 4,000,000:

For	Against	Abstain
14,297,576	218,755	50,950

(2) Election of Directors:

Nominee	For	Withheld
Marvin S. Rosen	21,731,162	35,530
Matthew D. Rosen	21,738,162	28,508
Philip D. Turits	21,738,384	28,308
E. Alan Brumberger	21,738,184	28,508
Michael J. Del Giudice	21,709,362	30,330
Julius Erving	21,612,063	154,629
Evelyn Langlieb Greer	21,668,037	98,655
Fred Hochberg	21,707,812	58,880
Raymond E. Mabus	21,736,384	30,308
Dennis Mehiel	21,682,801	83,891
Paul C. O’Brien	21,738,184	28,508

(3)	The ratification of the appointment of Rothstein, Kass & Company, P.C., as independent public accountants for the year ending December 31, 2006:

For	Against	Abstain
21,725,621	26,785	14,286

Item 5. Other Information

Following the successful launch of the first phase of its new Efonica products, the Company has initiated a plan to divert additional resources toward the development, marketing and support of its new retail VoIP products and services. This plan includes expanding the Company’s development team, sales force and customer support infrastructure. As part of this plan, effective August 11, 2006, the Company has eliminated several executive management positions. The following executive officers have left the Company: Joel Maloff, Chief Technical Officer, Jonathan Rand, Chief Marketing Officer and Eric Ram, Executive Vice President - Business Development.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATION INTERNATIONAL, INC.

Dated: August 14, 2006	By:	/s/ Matthew D. Rosen
Matthew D. Rosen
President and Chief Executive Officer

Dated: August 14, 2006	By:	/s/ Barbara Hughes
Barbara Hughes
Chief Financial Officer