Form 10-Q
period 2006-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2006-11-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(212) 201-2400
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

The number of shares outstanding of the Registrant's capital stock as of November 7, 2006, is as follows:

Title of each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	26,971,465
Redeemable Common Stock Purchase Warrants	7,641,838

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Item 1. FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,410,477	$14,790,504
Accounts receivable, net of allowance for doubtful accounts of approximately $587,000 and $414,000 at September 30, 2006 and December 31, 2005, respectively	4,017,183	2,952,760
Restricted cash	365,000	—
Prepaid expenses and other current assets	1,089,362	1,242,266
Assets held for sale	258,465	245,305
Total current assets	8,140,487	19,230,835
Property and equipment, net	7,217,900	4,270,966
Other assets
Security deposits	173,368	331,891
Restricted cash	416,566	218,176
Goodwill	4,971,221	5,118,640
Intangible assets, net	4,919,216	4,861,012
Other assets	130,247	354,259
Total other assets	10,610,618	10,883,978
TOTAL ASSETS	$25,969,005	$34,385,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$150,000	$150,000
Capital lease/equipment financing obligations, current portion	939,920	1,419,965
Accounts payable and accrued expenses	10,898,771	9,269,341
Investment in Estel	600,011	771,182
Liabilities of discontinued operations	235,085	620,809
Total current liabilities	12,823,787	12,231,297
Long-term liabilities
Capital lease/equipment financing obligations, net of current portion	39,404	7,650
Other long-term liabilities	—	4,357,497
Total long-term liabilities	39,404	4,365,147
Commitments and contingencies
Minority interests	669	67,694
Stockholders’ equity
Common stock, $0.01 par value, 105,000,000 shares authorized, 26,971,465 and 11,114,962 shares issued, and
26,946,465 and 10,439,387 shares outstanding at September 30, 2006 and December 31, 2005, respectively	269,465	104,394
Common stock, Class A $0.01 par value, 21,000,000 shares authorized, 0 and 15,739,963 shares issued
and outstanding at September 30, 2006 and December 31, 2005, respectively	—	157,400
Capital in excess of par value	110,504,674	105,447,041
Accumulated deficit	(97,668,994)	(87,987,194)
Total stockholders’ equity	13,105,145	17,721,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,969,005	$34,385,779

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,728,524	$9,123,742	$31,793,793	$40,312,685
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	10,635,840	8,280,078	28,623,555	36,981,492
Depreciation and amortization	386,702	358,669	864,544	1,228,080
Loss on impairment	147,419	—	147,419	—
Selling, general and administrative expenses (includes $134,311 and $633,976 non-cash compensation for the three months and nine months ended September 30, 2006, respectively)	3,630,624	2,767,564	11,245,347	8,369,906
Advertising and marketing	683,392	32,857	1,008,142	149,290
Total operating expenses	15,483,977	11,439,168	41,889,007	46,728,768
Operating loss	(3,755,453)	(2,315,426)	(10,095,214)	(6,416,083)

Other income (expense)
Interest income	58,694	139,733	294,272	322,603
Interest expense	(30,972)	(32,457)	(90,486)	(399,750)
Gain on settlements of debt	—	52,539	465,854	57,879
Loss from investment in Estel	(48,128)	(192,566)	(118,766)	(492,026)
Other	25,305	(10,731)	63,616	(4,774)
Minority interests	58,498	71,073	67,025	119,157
Total other income (expense)	63,397	27,591	681,515	(396,911)

Loss from continuing operations	(3,692,056)	(2,287,835)	(9,413,699)	(6,812,994)
Discontinued operations:
Income (loss) from discontinued operations	(233,993)	(53,305)	(268,101)	105,382
Net loss	$(3,926,049)	$(2,341,140)	$(9,681,800)	$(6,707,612)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.14)	$(0.09)	$(0.35)	$(0.28)
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
Net loss per common share	$(0.15)	$(0.09)	$(0.36)	$(0.27)
Weighted average shares outstanding
Basic and diluted	26,894,779	26,179,151	26,664,096	24,555,878

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(9,681,800)	$(6,707,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of assets	(40,980)	—
Depreciation and amortization	864,544	1,228,080
Loss on impairment - continuing operations	147,419	—
Loss on impairment - discontinued operations	211,426	—
Bad debt expense (recovery)	(60,250)	226,000
Stock based compensation	633,976	—
Gain on forgiveness of debt	(465,854)	(57,879)
Gain on discontinued operations	—	(175,000)
Accretion of Series C Preferred Stock	—	287,115
Loss from investment in Estel	118,766	492,026
Minority interests	(67,025)	(119,156)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,319,173)	425,471
Prepaid expenses and other current assets	173,735	339,831
Other assets	21,652	(275,181)
Accounts payable and accrued expenses	1,511,396	(1,408,683)
Liabilities of discontinued operations	(385,724)	(158,371)
Net cash used in operating activities	(8,337,892)	(5,903,359)
Cash flows from investing activities:
Purchase of property and equipment - continuing operations	(2,901,253)	(1,524,835)
Purchase of property and equipment - discontinued operations	—	(6,993)
Advances to Estel	(58,696)	(164,547)
Payments from Estel	83,759	116,287
Purchase of Jamaican joint venture, net of cash acquired	—	(146,486)
Purchase of minority interest in Efonica joint venture, net of cash acquired	—	(480,555)
Purchase of Turkey joint venture, net of cash acquired	—	(92,971)
Return of security deposits	158,523	156,136
Payments of restricted cash	(563,390)	137,100
Payments for other intangible assets	(84,497)	—
Net cash used in investing activities	(3,365,544)	(2,006,864)
Cash flows from financing activities
Proceeds from sale of common stock and redeemable common stock purchase warrants, net	—	23,884,533
Proceeds from exercise of stock options	—	50,250
Proceeds from exercise of warrants	500	85,144
Payment of dividends on Series C preferred stock	—	(664,634)
Payments of long-term debt and capital lease/equipment financing obligations	(677,091)	(2,286,706)
Contributions to minority stockholders of joint ventures	—	(17,961)
Net cash provided by (used in) financing activities	(676,591)	21,050,626
Net increase (decrease) in cash and cash equivalents	(12,380,027)	13,140,403
Cash and cash equivalents, beginning of period	14,790,504	4,368,726
Cash and cash equivalents, end of period	$2,410,477	$17,509,129

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$47,121	$608,839
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of capital leases /equipment financing obligations	$228,800	$737,425
Acquisition of short term financing agreement	$553,888	$—
Conversion of convertible notes payable and related debt offering costs	$—	$2,444,395
Conversion of Series C preferred stock to common stock	$—	$10,003,141
Conversion of prepaid offering costs to additional paid in capital	$—	$614,008
Release of Efonica shares from escrow	$4,357,497	$—
Issuance of restricted stock for consulting services	$66,250	$50,000
Issuance of Common Stock for attainment of certain earn outs in Intellectual Property Transfer Agreement	$90,000	$—
Liability for acquisition of Intellectual Property Transfer Agreement	$30,000	$—
Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$—	$654,791
Fair value of identifiable intangible assets	—	4,877,900
Goodwill acquired	—	761,143
Liabilities acquired	—	(401,504)
Minority interest acquired	—	(244,118)
Common stock issued excluding shares in escrow	—	(4,928,200)
Cash paid for acquisition of joint ventures, net of cash acquired	$—	$720,012

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

During the nine months ended September 30, 2006 and 2005, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Advertising and Marketing

Advertising and marketing costs primarily relate to the Company’s on-line Efonica advertising campaign. In connection with this campaign, the costs of production are expensed as incurred. The costs of communicating this advertising are expensed when received by the on-line consumer (i.e., consumer receives a link to the Efonica website as a result of a search engine keyword search). The Company’s costs also include newspaper ads for its Efonica retail services, product press releases, and exhibitions the Company attends to promote these retail services.

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

Unexercised stock options to purchase 2,791,479 and 1,602,426 shares of the Company’s common stock as of September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 7,788,505 and 7,436,172 shares of the Company’s common stock as of September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

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

The Company adopted SFAS No. 123R using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006, reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Stock-Based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations during the three and nine months ended September 30, 2006, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture. In the pro forma information required under SFAS No. 148 (“Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company has recognized compensation expense using a straight-line amortization method. The impact on the Company’s results of operations of recording employee stock-based compensation for the three and nine months ended September 30, 2006, was an expense of $101,186 and $534,404, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following table illustrates the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R for the three and nine months ended September 30, 2005.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net loss applicable to common stockholders, as reported	$(2,341,140)	$(6,707,612)
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(162,122)	(446,186)
Net loss applicable to common stockholders, pro forma	$(2,503,262)	$(7,153,798)
Loss per share:
Basic and diluted loss, as reported	$(0.09)	$(0.27)
Basic and diluted loss, pro forma	$(0.10)	$(0.29)

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Going Concern

At September 30, 2006, the Company had a working capital deficit of $4,683,300 and an accumulated deficit of $97,668,994. The Company has continued to sustain losses from operations, and for the nine months ended September 30, 2006 and 2005 has incurred a net loss of $9,681,800 and $6,707,612, respectively. In addition, the Company has not generated positive cash flow from operations since inception. The Company is reviewing options to raise additional capital through debt and/or equity financing. While management believes that its current cash resources should be adequate to fund its operations for the remainder of the year, the Company’s long-term liquidity is dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities which could result, should the Company be unable to continue as a going concern.

3. Acquisitions and Joint Ventures

Pakistan

In July 2002, the Company acquired a 75% equity interest in a joint venture with Turner Hill Investments, L.P. (“Turner Hill”) to provide VoIP services for calls terminating in Pakistan by the Pakistan Telecommunications Company Limited (“PTCL”). Turner Hill subsequently assigned its interest to Braddon Corporate Holdings Limited (“Braddon”).

As of December 31, 2005, a rolling advance of $415,500 was owed to the Company by PTCL. During February 2006, PTCL returned $389,000 of the rolling advance, which was reflected in prepaid expenses and other current assets in the December 31, 2005 Consolidated Balance Sheet. The remaining rolling advance balance of $26,500 is currently being disputed (reflected in security deposits in the September 30, 2006 Balance Sheet) along with a $58,960 receivable balance from PTCL (reflected in prepaids and other current assets in the September 30, 2006 Balance Sheet).

Turkey

During the quarter ended September 30, 2006, the Company decided to begin winding up and liquidating its Turkey joint venture. This decision was a result of various challenges the Company encountered from an increasingly complicated and constantly changing regulatory environment in Turkey, which made it very difficult to enter the market. These regulatory difficulties included an unstable environment as well as the selling of Turk-Telecom, which was a government owned entity, to a private company. As a result of this decision, the operations of this subsidiary are being treated as a discontinued operation. See Note 5 for further discussion.

Jamaica

As the Company’s business plan for its Jamaican joint venture evolved, the Company found a business partner who is willing to purchase the subsidiary’s switching equipment and accept assignment of the leased premises. Although there is no guarantee the agreement will close, an agreement has been executed, whereby the Company will receive $425,000. Under this agreement, the Company will retain the license, as it hopes to enter into a business relationship with the entity acquiring the assets or other entities. The fixed assets being sold in this agreement, as of September 30, 2006, are reflected as Assets Held for Sale in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005. Although, the Company intends to do business in Jamaica in the future, the Company reviewed the $147,419 of recorded goodwill for impairment, and determined it was impaired as a result of the changes in the Company’s business plan, and consequently wrote off this goodwill during the quarter ended September 30, 2006.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions and Joint Ventures (continued)

Until early August 2006, the Company had been providing termination services to iFreedom, which have aggregated outstanding charges of approximately $594,108 as of September 30, 2006. iFreedom has entered into a non interest-bearing Note with respect to these charges. iFreedom has executed a secured promissory note evidencing and securing their indebtedness to the Company, and has started repaying the balance due to the Company for the termination services the Company has provided to iFreedom.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(unaudited)

Prepaid expenses	$542,352	$425,832
Prepaid insurance	117,624	105,884
Prepaid advertising/marketing	171,191	—
Due from PTCL	58,960	447,505
Other current assets	199,235	263,045
	$1,089,362	$1,242,266

5. Discontinued operations

Prior to 2006, the Company’s discontinued operations related to Management’s decision in 2001 to cease the operations of its domestic retail telecommunication services business lines. The Company continues its efforts to settle certain of these remaining liabilities. As a result of these efforts, the Company recognized a gain of $175,000 during the nine months ended September 30, 2005. The remaining liability at December 31, 2005, of approximately $621,000, is related to trade payables and accrued expenses associated with the discontinued retail telecommunications services. During the nine months ended September 30, 2006, the Company paid approximately $386,000 of these outstanding liabilities.

As discussed in Note 3, the Company decided in the quarter ended September 30, 2006, to dissolve its subsidiary in Turkey. The dissolution and liquidation should be completed during the fourth quarter. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the operating results of its Turkey joint venture as a discontinued operation in the accompanying Consolidated Financial Statements. All prior periods have been reclassified to conform to the current year presentation. These discontinued operations affect only the Company’s VoIP to Consumers and Corporations segment. The following is a summary of the operating results of the discontinued operations.
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Depreciation and amortization	$350	$—	$1,049	$—
Loss on impairment	211,426	—	211,426	—
Selling, general and administrative expenses	22,217	49,181	55,626	65,494
Advertising and marketing	—	4,464	—	4,464
Other	—	(340)	—	(340)
Gain on settlement of debt	—	—	—	(175,000)
(Income) loss from discontinued operations	$233,993	$53,305	$268,101	$(105,382)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(unaudited)

Trade accounts payable	$7,007,808	$6,134,373
Accrued expenses	2,608,257	1,892,216
Interest payable	378,234	334,869
Deferred revenue	351,037	810,837
Short-term financing agreement	404,407	—
Other	149,028	97,046
	$10,898,771	$9,269,341

During the nine months ended September 30, 2006, the Company entered into a short-term financing agreement for $553,888 to purchase certain hardware, software and software support from an equipment vendor. The payments are due on a monthly basis over a 9-month period. The vendor is charging a 7% finance charge for the $241,000 hardware portion of the purchase.

7. Long-term debt and capital lease/equipment financing obligations

At September 30, 2006, and December 31, 2005, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	September 30, 2006	December 31, 2005
	(unaudited)

Promissory notes payable	$150,000	$150,000
Capital lease/equipment financing obligations	979,325	1,427,615
Total long-term debt and capital lease/equipment financing obligations	1,129,325	1,577,615
Less current portion	(1,089,921)	(1,569,965)
	$39,404	$7,650

 Promissory note payable

During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and executed a promissory note wherein the Company agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of September 30, 2006, as the other party in the settlement agreement has not complied with the terms of the agreement.

Capital lease/equipment financing obligations

The Company entered into several financing agreements for equipment purchases during 2005 and prior. The Company has imputed an interest rate of 10.0% related to these agreements, which are payable every 90 days over a 12-18 month period.

During the nine months ended September 30, 2006, the Company entered into a capital lease agreement for $228,800 (balance is approximately $153,000 at September 30, 2006). The interest rate is 7.3% and payments are due every 90 days over a 16-month period.

At September 30, 2006 and December 31, 2005, approximately $720,000 of the capital lease obligations was in default and accordingly has been classified as currently due. See Legal Matters section of Note 11 for further discussion.

Future aggregate principal payments for the Company’s debt and capital lease/equipment financing obligations as of September 30, 2006 are as follows:

Total minimum payments due during the period ending September 30, 2007	$1,507,435
Less amount representing interest	(378,111)
Present value of minimum payments	1,129,324
Less current portion	(1,089,920)
$39,404

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

Subsequent to the IPO, the Company had two classes of outstanding common stock. The holders of the Class A Common Stock had identical rights and privileges to the regular common stock, except that they were able to transfer shares of Class A Common Stock until February 11, 2006. On that date, the 15,739,963 shares of outstanding Class A Common Stock were automatically converted into shares of common stock.

Upon completion of the IPO, convertible debt with a balance of $2,508,333 was converted into 651,515 shares of common stock. In addition, 1,439,643 shares of common stock were issued in connection with the Company’s acquisition of the 49.8% minority interest in Efonica. In addition, all outstanding Series C preferred stock was converted into common stock.

During March 2006, 14,286 shares of common stock were issued upon the exercise of a warrant to purchase the shares at a price of $0.035 per share.

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted common stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares are being held in escrow until the sixth (6th) month anniversary, at which time 12,500 shares will be released. The remaining 12,500 shares will be released upon the ninth (9th) month anniversary, unless the agreement has been terminated, pursuant to the Company’s right to terminate. The $66,250 expense associated with the 25,000 shares given to the consultant was amortized over the six-month term. The Company has continued to use this consultant after the sixth (6th) month anniversary and, consequently, released the (1st) 12,500 shares subsequent to September 30, 2006.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. New Accounting Pronouncements (continued)

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this FIN will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 clarifies the SEC staff’s beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB No. 108 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expended disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be used to measure fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

11. Commitments and contingencies

Legal Matters

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company’s private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against us: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. The plaintiffs have filed an appeal of the motion, which is still pending as of the date of this filing.

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

Letters of Credit

In connection with the Company’s relocation of its New York office during April 2006, the lease amendment required the Company to provide a Letter of Credit in favor of the landlord in the amount of approximately $428,000. The Letter of Credit was obtained in January 2006, and is secured by $239,000 in money market funds. The Company also received an $189,000 line of credit that would be drawn down, should the Company default on the lease terms.

During July 2006, in connection with the Company’s 75% owned subsidiary in Turkey, the Company provided a Letter of Credit for 250,000 Euros (approximately $0.3 million) to the Telekomunikasyon Kurumu Telecommunication Administrator. This Letter of Credit is to secure a license to do business as a long distance telecommunication services company in Turkey. The guarantee is effective until January 1, 2007. Since the Company has since discontinued these operations in Turkey (See Note 3), it is in the process of requesting authorization to cancel this Letter of Credit and secure the return of the funds.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and contingencies  (continued)

The purchase price of the Intellectual Property is $600,000, of which $60,000 has been paid in cash. An additional $90,000 was paid with the issuance of 52,254 shares of common stock, as a result of certain earn outs having been met during the quarter ended September 30, 2006. An additional $30,000 will be paid when the final earn out threshold is met. However, the $30,000 is recorded as a liability as of September 30, 2006, since the contract requires a minimum payment of $180,000. On the second anniversary of this agreement, the Company has the option of (i) reverting the agreement and the Intellectual Property back to Xtreme, while retaining a perpetual non-exclusive, paid-up, royalty free license to utilize and sub-license the Intellectual Property, or (ii) keeping the Intellectual Property and complying with the terms of the agreement, which provides for final payment of the balance due by the fourth anniversary. In the event that the Company does not revert the assets, and licenses the Intellectual Property as a product to third parties, but not a sale of the Intellectual Property in its entirety, until the sixth (6th) anniversary of this agreement, Xtreme will be entitled to receive a royalty equal to 20% of software sales sold by the Company. Any royalties paid to Xtreme or gains in the market value of stock received by Xtreme based on the last closing price of an aggregate of 30 days during the four year period when Xtreme is free to sell such shares with the highest market value, shall be applied to the remaining consideration. In the event that the assets revert back to Xtreme and in the event that the Company sub-licenses the Intellectual Property as a product to third parties, Xtreme will be entitled to a royalty equal to 50% of the software sales.

During April 2006, the Company filed a patent application with the United States Patent and Trademark Office for this technology.

12. Segment information

The Company operates and manages three reportable segments, which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Makers.

The Company’s segments and their principal activities consist of the following:

Voice to Carriers — Voice to Carriers includes VoIP to Carriers, which is the termination of voice telephony minutes by the Internet rather than the circuit-switched technology. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers. This segment also includes traditional voice (the termination of voice telephony minutes from or to the countries served by the Company utilizing Time Division Multiplexing (TDM) and “circuit-switched” technology). Typically, this segment will include interconnection with traditional telecommunications carriers either located internationally, or those carriers that interconnect with the Company at its U.S. Points of Presence (POP) and provide service to international destinations. These minutes are sold to carriers on a wholesale basis.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment information (continued)

Operating segment information for the three months ended September 30, 2006 and 2005 is summarized as follows:

Three months ended September 30, 2006	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated

Net revenues	$10,942,103	$435,734	$350,687	$—	$11,728,524
Cost of revenues (exclusive of depreciation and amortization)	$(10,053,527)	$(462,880)	$(119,433)	$—	$(10,635,840)
Depreciation and amortization	$(207,555)	$(147,971)	$(5,666)	$(25,510)	$(386,702)
Loss on impairment	$—	$—	$—	$(147,419)	$(147,419)
Selling, general and administrative	$(1,371,486)	$(1,041,021)	$(31,407)	$(1,186,710)	$(3,630,624)
Advertising and marketing	$—	$(683,392)	$—	$—	$(683,392)
Other income (expense)	$(22,856)	$32,027	$(4,085)	$58,311	$63,397
Income (loss) from continuing operations	$(713,321)	$(1,867,503)	$190,096	$(1,301,328)	$(3,692,056)
Income (loss) from discontinued operations	$—	$—	$—	$(233,993)	$(233,993)
Net income (loss)	$(713,321)	$(1,867,503)	$190,096	$(1.535,321)	$(3,926,049)
Capital Expenditures	$—	$217,781	$—	$90,987	$308,768

Three months ended September 30, 2005	Voice to Carriers		VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other		Corporate & Unallocated	Consolidated

Net revenues		$7,855,850	$813,365		$454,527	$—	$9,123,742
Cost of revenues (exclusive of depreciation and amortization)		$(7,442,721)	$(572,973)		$(264,384)	$—	$(8,280,078)
Depreciation and amortization		$(295,560)	$(17,379)		$(14,427)	$(31,303)	$(358,669)
Selling, general and administrative		$(1,104,801)	$(473,267)		$(148,786)	$(1,040,710)	$(2,767,564)
Advertising and marketing	$		$—	$		$(32,857)	$(32,857)
Other income (expense)		$(58,031)	$(5,410)		$(4,289)	$95,321	$27,591
Income (loss) from continuing operations		$(1,045,263)	$(255,664)		$22,641	$(1,009,549)	$(2,287,835)
Income (loss) from discontinued operations		$—	$—		$—	$(53,305)	$(53,305)
Net income (loss)		$(1,045,263)	$(255,664)		$22,641	$(1,062,854)	$(2,341,140)
Capital Expenditures		$365,606	$35,396		$19,301	$46,700	$467,003

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment information (continued)

Operating segment information for the nine months ended September 30, 2006 and 2005, is summarized as follows:

Nine months ended September 30, 2006	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated

Net revenues	$28,835,850	$1,766,776	$1,191,167	$—	$31,793,793
Cost of revenues (exclusive of depreciation and amortization)	$(26,594,300)	$(1,484,338)	$(544,917)	$—	$(28,623,555)
Depreciation and amortization	$(592,817)	$(177,846)	$(23,453)	$(70,428)	$(864,544)
Loss on impairment	$—	$—	$—	$(147,419)	$(147,419)
Selling, general and administrative	$(4,252,905)	$(2,128,898)	$(194,488)	$(4,669,056)	$(11,245,347)
Advertising and marketing	$(13,500)	$(994,642)	$—	$—	$(1,008,142)
Other income	$558,838	$33,851	$22,772	$66,054	$681,515
Income (loss) from continuing operations	$(2,058,834)	$(2,985,097)	$451,081	$(4,820,849)	$(9,413,699)
Income (loss) from discontinued operations	$—	$—	$—	$(268,101)	$(268,101)
Net income (loss)	$(2,058,834)	$(2,985,097)	$451,081	$(5,088,950)	$(9,681,800)
Capital Expenditures	$140,602	$1,694,669	$—	$1,065,972	$2,901,243

Nine months ended September 30, 2005	Voice to Carriers		VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other		Corporate & Unallocated	Consolidated

Net revenues		$35,779,479	$2,996,626		$1,536,580	$—	$40,312,685
Cost of revenues (exclusive of depreciation and amortization)		$(33,858,805)	$(2,225,558)		$(897,129)	$—	$(36,981,492)
Depreciation and amortization		$(1,034,788)	$(41,605)		$(41,609)	$(110,078)	$(1,228,080)
Selling, general and administrative		$(3,937,588)	$(1,127,333)		$(432,980)	$(2,872,005)	$(8,369,906)
Advertising and marketing	$		$—	$		$(149,290)	$(149,290)
Other income (expense)		$(473,955)	$(20,346)		$(21,587)	$118,977	$(396,911)
Income (loss) from continuing operations		$(3,525,657)	$(418,216)		$143,275	$(3,012,396)	$(6,812,994)
Income (loss) from discontinued operations		$175,000	$—		$—	$(69,618)	$105,382
Net income (loss)		$(3,350,657)	$(418,216)		$143,275	$(3,082,014)	$(6,707,612)
Capital Expenditures		$1,223,615	$102,481		$52,549	$153,183	$1,531,828

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment information (continued)

	Voice to Carriers	VoIP to Consumers and Corporations	Internet, Managed Private Networks & Other	Corporate & Unallocated	Consolidated
Assets
September 30, 2006	$8,061,771	$14,640,613	$293,639	$2,972,982	$25,969,005
December 31, 2005	$7,516,881	$10,453,247	$322,176	$16,093,475	$34,385,779

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

Overview

We are an international communications carrier delivering VoIP services to, from, in and between emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. We also offer on a limited basis, private networks, Internet access, and other advanced services. Our corporate strategy focuses our resources on customizing VoIP services to meet the demands of international communities of interest in emerging markets around the world including use of the worldwide Internet area code ™ we developed, which provides a simple and universal method for our customers to retain existing calling patters and place calls by simply adding “10” to the beginning of existing landline or mobile telephone numbers. We seek to gain early entry in high growth emerging markets, often in partnership with local organizations that have strong distribution channels, regulatory experience, and market intelligence. Additionally, we have worked over the last 18 months to build a carrier grade retail infrastructure to expand our VoIP service and feature options and to better support the growth of our VoIP services to consumers and corporations. We recently put into production the first phase of our retail infrastructure. As this retail usage terminates over our voice to carrier infrastructure, we are better able to recognize beneficial synergies, such as improved utilization of our available capacity.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$11,728,524	$9,123,742	$31,793,793	$40,312,685
Operating expenses:
Cost of revenues	10,635,840	8,280,078	28,623,555	36,981,492
Depreciation and amortization	386,702	358,669	864,544	1,228,080
Loss on impairment	147,419	—	147,419	—
Selling, general and administrative	3,630,624	2,767,564	11,245,347	8,369,906
Advertising and marketing	683,392	32,857	1,008,142	149,290
Total operating expenses	15,483,977	11,439,168	41,889,007	46,728,768
Operating Loss	(3,755,453)	(2,315,426)	(10,095,214)	(6,416,083)

Other income (expense):
Interest income	58,694	139,733	294,272	322,603
Interest expense	(30,972)	(32,457)	(90,486)	(399,750)
Gain on settlements of debt	—	52,539	465,854	57,879
Loss from investment in Estel	(48,128)	(192,566)	(118,766)	(492,026)
Other	25,305	(10,731)	63,616	(4,774)
Minority interests	58,498	71,073	67,025	119,157
Total other income (expense)	63,397	27,591	681,515	(396,911)

Loss from continuing operations	(3,692,056)	(2,287,835)	(9,413,699)	(6,812,994)
Discontinued operations:
Income (loss) from discontinued operations	(233,993)	(53,305)	(268,101)	105,382
Net loss	$(3,926,049)	$(2,341,140)	$(9,681,800)	$(6,707,612)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	90.7%	90.8%	90.0%	91.7%
Depreciation and amortization	3.2%	3.9%	2.7%	3.0%
Loss on impairment	1.3%	0.0%	0.5%	0.0%
Selling, general and administrative	31.0%	30.3%	35.4%	20.8%
Advertising and marketing	5.8%	0.4%	3.2%	0.4%
Total operating expenses	(132.0%)	(125.4%)	(131.8%)	(115.9%)
Operating Loss	(32.0%)	(25.4%)	(31.8%)	(15.9%)

Other income (expense):
Interest income	0.5%	1.5%	0.9%	0.8%
Interest expense	(0.3%)	(0.4%)	(0.3%)	(1.0%)
Gain on settlements of debt	0.0%	0.6%	1.5%	0.1%
Loss from investment in Estel	(0.4%)	(2.1%)	(0.4%)	(1.2%)
Other	0.2%	(0.1%)	0.2%	0.0%
Minority interests	0.5%	0.8%	0.2%	0.3%
Total other income (expense)	0.5%	0.3%	2.1%	(1.0%)

Loss from continuing operations	(31.5%)	(25.1%)	(29.7%)	(16.9%)
Discontinued operations:
Income (loss) from discontinued operations	(2.0%)	(0.6%)	(0.8%)	0.3%
Net loss	(33.5%)	(25.7%)	(30.5%)	(16.6%)

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a primary focus in the last several years on VoIP termination to emerging markets. We have focused on growing our existing customer base, which is primarily U.S. based, as well as adding new customers, and establishing direct VoIP terminating arrangements with telecommunication carriers in emerging markets around the world. Although we believe that this business continues to be of value to our strategy, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (primarily VoIP to consumers and businesses), and to market these services to, or in conjunction with, distribution partners on a direct, co-branded or private label basis.

In an effort to further increase margins, expand our retail customer base, and develop more stable revenue streams, we have begun to focus significant effort and resources on building our VoIP business to consumers and corporations. While this does not yet represent a significant portion of our revenue base, we are increasing our emphasis in this area. We believe that this will complement our carrier business with a higher margin and more stable base of retail customers.

In 2002, we acquired a 50.2% equity interest in a joint venture with Karamco, Inc., and established Efonica F-Z, LLC, as a retail services company marketing VoIP services to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica.

On June 19, 2006, we launched our Efonica VoIP service. This new service, coupled with the simultaneous introduction of our patent-pending Worldwide Internet Area Code, gives us the potential to change the way people throughout the world communicate. We believe that there is value to creating a worldwide Internet calling community, and since our launch, we have added over 750,000 subscribers, from over 100 countries and currently have more than 10,000 paid subscribers. We will continue to develop and launch a wide variety of paid services. We will market our paid services to our free subscribers and sell paid service packages through physical and online distribution partners. In addition to all of the basic features of our free service, our paid packages include a number of value added features.

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

We manage our revenue segments based on gross margin, which is net revenues less cost of revenues, rather than on net profitability, due to the fact that our infrastructure is built to support all products, rather than individual products. This applies both to the capital investments made (such as switching and transmission equipment), and to certain Selling, General and Administrative resources. For example, the majority of our operations personnel support all product lines and are not separately hired to support individual product segments. For segment reporting purposes, all expenses below cost of revenues are allocated based on use of resources or percentage of revenues.

OPERATING EXPENSES

Our operating expenses during the nine months ended September 30, 2006 and 2005, are categorized as cost of revenues; depreciation and amortization; loss on impairment; administrative; and advertising and marketing.

Cost of revenues includes costs incurred from the operation of our leased network facilities, and the purchase of voice termination and Internet protocol services from other telecommunications carriers and Internet service providers. We continue to work to lower the variable component of the cost of revenue through the use of least cost routing, and continual negotiation of usage-based and fixed costs with domestic and international service providers.

Depreciation and amortization includes depreciation of our communications network equipment, amortization of leasehold improvements of our switch locations and administrative facilities, and the depreciation of our office equipment and fixtures. It also includes amortization of our Efonica customer list.

Loss on impairment includes losses associated with our review of long-lived assets, including goodwill, on an annual basis as well as whenever events or circumstances may indicate that an asset’s carrying amount is not recoverable.

Selling, general and administrative expenses include salaries and benefits, insurance, occupancy costs, sales, marketing and advertising, professional fees and other administrative expenses.

Advertising and marketing expenses currently relate primarily to our on-line Efonica advertising campaign. They also include newspaper ads for our Efonica retail services, product press releases, and costs associated with exhibitions we attend to promote these retail services.

COMPANY HIGHLIGHTS

The following summary of significant events during the nine months ended September 30, 2006, highlights the accomplishments and events that have influenced our performance during that time period. This nine-month period includes many significant accomplishments including the launch of our VoIP services under our global Efonica brand and the introduction of our patent-pending Worldwide Internet Area Code.

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

•
Launched Free Internet Service - Launched new free Internet phone service, which allows Efonica® subscribers worldwide to make free calls without computers. We also created the Worldwide Internet Area Code™ which allows subscribers to use their existing telephone numbers preceded by a “10”;

•	Worldwide Internet Area Code Patent - Filed patent application for Worldwide Internet Area Code™;

•	Introduction of EFO Out - We introduced one of our new paid services, EFO Out, which allows users to call any landline or mobile telephone number in the world at extremely competitive prices;

•
Jinti Partnership - Entered into a strategic partnership with Jinti, a rapidly growing Chinese community services site that currently attracts in excess of 3 million unique visitors from China each month;

•
Marketing Alliance with MasterCard worldwide - We entered into a retail marketing alliance with MasterCard Worldwide to offer our suite of premium paid VoIP communication services to MasterCard cardholders;

•
Efonica subscribers exceed 750,000 - Since launching our new Efonica VoIP service on June 19, 2005, we have registered more than 750,000 subscribers and currently have more than 10,000 paid subscribers; and

•
Efonica Services in Jordan - Introduction of our Efonica VoIP services in Jordan to allow us to continue to connect communities worldwide, due to our securing exclusive rights to a Jordanian Telecommunications License.

The information in our period-to-period comparisons below represents only our results from continuing operations.

Three Months Ended September 30, 2006, Compared with Three Months Ended September 30, 2005.

Revenues

Consolidated revenues were $11.7 million during the three months ended September 30, 2006, compared to $9.1 million during the three months ended September 30, 2005, an increase of $2.6 million or 28.5%. This increase in revenue was due to an increase in our voice services sold to carriers segment. We expect our revenue from our voice services sold to carriers to continue to increase in future quarters.

Voice services sold to carriers increased to $10.9 million from $7.9 million during the three months ended September 30, 2006 and 2005, respectively. This was the fourth consecutive quarter that carrier revenues have increased.

Revenues for VoIP services to consumers and corporations decreased to $0.4 million during the three months ended September 30, 2006, from $0.8 million during the three months ended September 30, 2005. As we had been focusing on our new suite of retail VoIP services, we had scaled back some existing customers and made a strategic decision to service a broader spectrum of customers once our new products are deployed. Since our launch in June, the majority of our efforts centered on enhancing our free Efonica service offerings. Now, we are focused on introducing additional premium services in the near term and driving revenue growth through upselling existing customers and marketing our services through our growing number of retail distribution partners worldwide.

Revenues from our Internet, private network & other services decreased to $0.4 million during the three months ended September 30, 2006, from $0.5 million during the three months ended September 30, 2005, primarily due to the loss of two customers.

Cost of Revenues

Consolidated cost of revenues increased $2.3 million or 28.5% to $10.6 million during the three months ended September 30, 2006 from $8.3 million during the three months ended September 30, 2005. This percentage increase is consistent with the revenue percentage increase and relates primarily to the voice services to carriers.

The cost of revenues for voice services to carriers increased $2.6 million or 35.1% to $10.1 million during the three months ended September 30, 2006 from $7.5 million during the three months ended September 30, 2005. This increase is a result of the increase in revenues for our voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations decreased $0.1 million or 19.2%, to $0.5 million during the three months ended September 30, 2006 from $0.6 million during the three months ended September 30, 2005, due to the reduction in volume mentioned above. The cost of revenues for VoIP services in 2006 also included $0.1 million in promotional expense for the third quarter related to our new retail VoIP service. This promotional expense resulted from our giving new customers a test account to try one of our premium service offerings for free.

Cost of revenues for Internet, private network & other decreased $0.1 million or 54.8% to $0.1 million during the three months ended September 30, 2006, from $0.2 million during the three months ended September 30, 2005. This decrease is a result of the revenue decreases previously discussed. When the revenues ceased, the corresponding cost of revenues decreased as well.

The consolidated gross margin percentage was 9.3% during the three months ended September 30, 2006, which was consistent with the margin percentage of 9.2% during the three months ended September 30, 2005. Our gross margin for VoIP services to consumers and corporations of (6.2%) was negatively impacted by costs associated with the promotions we ran to introduce our new premium services during our recent Efonica launch. Without the promotional expense, our gross margin for this segment would have been 22.4%. Absolute consolidated gross margin dollars increased by $0.2 million, which was attributable to improved margin in the voice to carrier segment services sold.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization remained consistent at $0.4 million during the three months ended September 30, 2006 and 2005. Our depreciation expense remained consistent. Our depreciation expense decreased as a result of many of our assets being fully depreciated during the three months ended September 30, 2006, which were not fully depreciated during the three months ended September 30, 2005. This decrease was net with an increase in our depreciation expense as a result of the amortization of fixed assets associated with our retail VoIP infrastructure and our relocated New York headquarters.

Loss on Impairment. Loss on impairment during the three months ended September 30, 2006, relates to a $0.1 million write-off of goodwill recorded in connection with our Jamaican joint venture. This write-off resulted from changes in our business plans for that entity including the future sale of switching equipment and a future lease assignment.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.8 million or 31.2% to $3.6 million during the three months ended September 30, 2006, from $2.8 million during the three months ended September 30, 2005. This increase is primarily attributed to increased salaries and benefits of approximately $0.4 million, as more personnel have been required to support our growth and our retail VoIP infrastructure. In addition, contributing to the 2006 increase is approximately $0.1 million of employee compensation expense recorded in connection with our adoption of SFAS 123(R) on January 1, 2006. Also increasing as a result of our growth, our VoIP retail services infrastructure, and our becoming a public company in February 2005, have been our legal and professional fees, which increased by approximately $0.1 million and equipment operating/maintenance expenses which increased by approximately $0.1 million. We believe that as we execute our business strategies and complete our VoIP retail rollout, selling, general and administrative expenses as a percentage of revenues will begin to decline.

Marketing and Advertising. Marketing and advertising expenses increased $0.7 million during the three months ended September 30, 2006, from $33,000 during the three months ended September 30, 2005. This increase is a result of our more aggressive marketing plan for our retail VoIP services.

Operating Loss. Our operating loss increased $1.5 million or 62.2% to a loss of $3.8 million during the three months ended September 30, 2006, from a loss of $2.3 million during the three months ended September 30, 2005. The increase in operating loss was primarily attributable to the increase in our gross profit of $0.2 million net with the $0.9 million increase in our selling, general and administrative expenses due to Company growth, the implementation of SFAS 123 on January 1, 2006 (which resulted in non-cash employee compensation expense of approximately $0.1 million), and public company compliance requirements and $0.7 million of advertising/marketing expenses associated with our retail VoIP infrastructure.

Other Income (Expense). Total other income (expense) remained fairly consistent increasing by $36,000 to other income of $63,000 during the three months ended September 30, 2006 from other income of $28,000 during the three months ended September 30, 2005. Contributing to this increase in other income is a reduction in the loss from our investment in Estel of approximately $0.1 million.

Net Loss. The primary factors causing our increased net loss of $1.6 million, is the $0.9 million increase in selling, general and administrative expenses, and $0.7 million increase in advertising and marketing expenses.

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005.

Revenues

Consolidated revenues were $31.8 million during the nine months ended September 30, 2006, compared to $40.3 million during the nine months ended September 30, 2005, a decrease of $8.5 million or 21.1%. This decrease can be attributed to the fact that the three months ended June 30, 2005 represented an unusually large peak period for the voice to carrier segment (included a one time revenue opportunity of approximately $9 million). Although our consolidated revenues for the nine months ended September 30, 2006 declined from the nine months ended September 30, 2005, they have been increasing quarter over quarter since the fourth quarter of 2005. This quarter over quarter increase in revenue was primarily from our voice services sold to carriers segment.

The decrease in voice services sold to carriers represented the majority of the consolidated revenue reduction. Voice services sold to carriers decreased $7.0 million or 19.4%, to $28.8 million during the nine months ended September 30, 2006 from $35.8 million during the nine months ended September 30, 2005. As previously indicated, there was an unusually large peak period in the second quarter of 2005, but carrier revenues have continued to increase during the past four quarters.

Revenues for VoIP services to consumers and corporations represented $1.2 million of the consolidated revenue reduction, decreasing to $1.8 million during the nine months ended September 30, 2006, from $3.0 million during the nine months ended September 30, 2005. As we had been focusing on our new suite of retail VoIP services, we had scaled back some existing customers and made a strategic decision to service a broader spectrum of customers once our new products are deployed. Since our launch in June, the majority of our efforts centered on enhancing our free Efonica service offerings. Now, we are focused on introducing additional premium services in the near term and driving revenue growth through upselling existing customers and marketing our services through our growing number of retail distribution partners worldwide.

Revenues from our Internet, private network & other services decreased $0.3 million or 22.5% to $1.2 million during the nine months ended September 30, 2006, from $1.5 million during the nine months ended September 30, 2005 due to the loss of two customers.

Cost of Revenues

Consolidated cost of revenues decreased $8.4 million or 22.6% to $28.6 million during the nine months ended September 30, 2006 from $37.0 million during the nine months ended September 30, 2005. The decrease in consolidated cost of revenues is primarily a result of the volume decrease in voice to carrier revenues, which decreased $7.3 million or 21.5% to $26.6 million during the nine months ended September 30, 2006, from $33.9 million during the nine months ended September 30, 2005.

The cost of revenues for voice services to carriers decreased $7.3 million or 21.5% to $26.6 million during the nine months ended September 30, 2006 from $33.9 million during the nine months ended September 30, 2005. This decrease is a result of the decrease in revenues for our voice services to carriers.

The cost of revenues for VoIP services to consumers and corporations decreased $0.7 million or 33.3%, to $1.5 million during the nine months ended September 30, 2006 from $2.2 million during the nine months ended September 30, 2005, due to the reduction in volume mentioned above. The cost of revenues for VoIP services in 2006 also included $0.1 million in promotional expense during the third quarter related to our new VoIP retail services. This promotional expense resulted from our giving new customers a test account to try one of our premium service offerings for free.

Cost of revenues for Internet, private network & other decreased 39.3% to $0.5 million during the nine months ended September 30, 2006 from $0.9 million during the nine months ended September 30, 2005, due to the loss of two customers and other revenue reductions.

Consolidated gross margin decreased $0.1 million or 4.8% to $3.2 million during the nine months ended September 30, 2006 from $3.3 million during the nine months ended September 30, 2005. Gross margin for voice services to carriers increased by $0.3 million offset by a decline in gross margin for VoIP services to consumers and corporation of $0.5 million. Contributing to the decline in gross margin for VoIP services to consumers and corporations was the $0.1 million of promotional expense previously discussed.

The consolidated gross margin percentage increased to 10.0% during the nine months ended September 30, 2006 from 8.3% during the nine months ended September 30, 2005. This increase relates primarily to the voice services to carriers segment due to improved routing management.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million or 29.6% to $0.9 million during the nine months ended September 30, 2006, from $1.2 million during the nine months ended September 30, 2005. Our depreciation expense decreased primarily as a result of many our assets being fully depreciated during 2006, which incurred depreciation expense during all or a portion of the first nine months of 2005. This decrease is not with an increase in depreciation expense due to amortization of fixed assets associated with our retail VoIP infrastructure and our relocated New York headquarters.

Loss on Impairment. Loss on impairment during the nine months ended September 30, 2006, relates to a $0.1 million write-off of goodwill recorded in connection with our Jamaican joint venture. This write-off resulted from changes in our business plans for that entity including the future sale of switching equipment and a future lease assignment.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.8 million or 34.4% to $11.2 million during the nine months ended September 30, 2006, from $8.4 million during the nine months ended September 30, 2005. This increase is primarily attributed to increased salaries and benefits of approximately $1.4 million, as more personnel have been required to support our growth and our retail VoIP infrastructure. In addition, contributing to the 2006 increase is approximately $0.5 million of employee compensation expense recorded in connection with our adoption of SFAS123(R) on January 1, 2006. Our legal and professional fees increased by approximately $0.3 million. This increase along with increases in costs associated with travel, occupancy and our software/equipment are a result of our growth, public company requirements and our VoIP retail service infrastructure. We believe that as we execute our business strategies and complete our VoIP retail rollout, selling, general and administrative expenses as a percentage of revenues will begin to decline.

Marketing and Advertising. Marketing and advertising expenses increased $0.9 million or 575.3% to $1.0 million during the nine months ended September 30, 2006, from $0.1 million during the nine months ended September 30, 2005. This increase is a result of our more aggressive marketing plan for our retail VoIP services.

Operating Loss. Our operating loss increased $3.7 million or 57.3% to a loss of $10.1 million during the nine months ended September 30, 2006, from a loss of $6.4 million during the nine months ended September 30, 2005. The increase in operating loss was primarily attributable to the increase of $2.9 million in our selling, general and administrative expenses due to company growth, the implementation of SFAS 123 on January 1, 2006, (resulted in additional non-cash employee compensation expense during 2006 of approximately $0.5 million), and public company compliance requirements and $0.9 million in and advertising/marketing expenses associated with our retail VoIP infrastructure.

Other Income (Expense). Total other income (expense) changed to other income of approximately $0.7 million during the nine months ended September 30, 2006 from other expense of $0.4 million during the nine months ended September 30, 2005.

Interest income remained fairly consistent at $0.3 million during the nine months ended September 30, 2006 and 2005. Interest expense decreased $0.3 million or 77.4% to $0.1 million during the nine months ended September 30, 2006 from $0.4 million during the nine months ended September 30, 2005. The $0.4 million of interest expense during the nine months ended September 30, 2005, consisted primarily of accretion on the Series C Preferred Stock which was converted to common stock in connection with our February 2005 IPO, at which point the accretion ceased. In addition, during 2005, interest expense included interest for debt outstanding between January 1, 2005 and February 17, 2005, at which point we used our IPO proceeds to repay a significant portion of our interest-bearing debt. Interest expense during the nine months ended September 30, 2006 and 2005 includes primarily interest on our capital lease/equipment financing leases.

Gain on settlements of debt increased to $0.5 million during the nine months ended September 30, 2006 from approximately $0.1 during the nine months ended September 30, 2005. The 2006 gain on settlement relates to a debt settlement agreement we entered into during 2003 with a domestic carrier. The provisions of the agreement provided that $555,000 due to the carrier would be resolved with a service agreement whereby the carrier received a reduced rate for certain minutes of traffic that passed through our network through December 2005. Both parties continued to comply with the terms of the agreement past December 2005. During June 2006, the service agreement was cancelled and the carrier released us of all remaining indebtedness under the settlement agreement. Consequently, we recorded the remaining deferred revenue balance of approximately $466,000 as a gain on settlement of debt.

The loss from investment in Estel decreased $0.4 million to $0.1 million during the nine months ended September 30, 2006, from $0.5 million during the nine months ended September 30, 2005. This reduction is primarily due to a reduction in the Estel allowance for doubtful accounts.

Net Loss. The primary factors impacting our net loss of $9.7 million for the nine months ended September 30, 2006, were the decrease in depreciation and amortization expense, increase in selling, general and administrative and marketing/advertising expenses, gain on debt settlement during 2006, and the decrease in the net loss from our investment in Estel during the nine months ended September 30, 2006.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of September 30, 2006, we had stockholders’ equity of approximately $13.1 million and a working capital deficit of approximately $4.7 million. Our positive stockholders’ equity is a result of the February 2005 closing of our initial public offering. Our IPO included 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $0.05 per warrant. Gross proceeds of the offering were approximately $23,400,000. Total estimated offering costs were approximately $3.0 million, which resulted in net proceeds of approximately $20.4 million. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional approximately $2.9 million in net proceeds from the closing on the over-allotment option. The net proceeds from the offering were immediately used to repay a significant portion of our debt that was outstanding. The proceeds have been and will continue to be used for working capital and general corporate purposes; to fund the purchase of equipment for expanded capacity, international deployment, expanded service offerings and consumer hardware; the payment of debt, capital leases and related interest; international expansion; and marketing and advertising.

We are currently reviewing options to raise additional capital through debt and/or equity financing. While management believes that our current cash resources should be adequate to fund our operations through the end of the year, our long-term liquidity is dependent on our ability to successfully complete the rollout of our full suite of retail VoIP paid services and effectively market our paid services, in order to attain future profitable operations. We cannot make any guarantees if and when we will be able to attain future profitability. These factors, among others, indicate that we may be unable to continue operations as a going concern.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continue to use significant cash in connection with our operating and investing activities. In addition, during 2006, we used cash in financing activities, in contrast to having cash being provided by financing activities, which has been the case in previous years.

A summary of our cash flows for the periods indicated is as follows:

	Nine months ended September 30,
	2006	2005
Cash used in operating activities	$(8,377,892)	$(5,903,359)
Cash used in investing activities	(3,365,544)	(2,006,864)
Cash provided by (used in) financing activities	(676,591)	21,050,626
Increase (decrease) in cash and cash equivalents	(12,380,027)	13,140,403
Cash and cash equivalents, beginning of period	14,790,504	4,368,726
Cash and cash equivalents, end of period	$2,410,477	$17,509,129

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

Source of Liquidity

As of September 30, 2006, we had cash and cash equivalents of approximately $2.4 million. In addition, as of September 30, 2006, we had approximately $0.8 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit). We are in the process of requesting authorization to cancel the Letter of Credit for 250,000 Euros (approximately $0.3 million) related to our Turkey Joint Venture, which is in the process of being liquidated.

From our inception through September 30, 2006, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our February 2005 IPO, including exercise of the over-allotment option, the private placement of approximately $50.7 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $23.1 million from the issuance of notes. In addition, since inception we have financed the acquisition of $9.8 million of fixed assets through capital lease/equipment financing obligations.

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

Our cash capital expenditures were approximately $2.9 million and $1.5 million during the nine months ended September 30, 2006 and 2005, respectively. The spending during 2006 relates primarily to our retail VoIP infrastructure as well as our relocated New York office. We expect our cash capital expenditures to be approximately $0.9 million during the fourth quarter of 2006. The 2006 estimated capital expenditures include network expansion, purchase of additional software for expanded product offerings and new international deployments.

Cash used in operations was approximately $8.3 million during the nine months ended September 30, 2006 and $5.9 million during the nine months ended September 30, 2005. The cash used in our operations is primarily a function of our net losses and changes in working capital as a result of the timing of receipts and disbursements. Cash used in operations has been and will continue to be impacted by the amount we have spent year to date and the over $0.5 million we plan to spend for advertising and marketing during the remainder of 2006. Now that we have paid and settled a significant amount of our older liabilities and our retail infrastructure has become operational and will have expanded paid service features in the future, we expect our net cash used in operating activities to improve in future periods. We intend to continue to use the remaining capital raised from the IPO for general corporate overhead purposes, including salaries, marketing, capital expenditures, international expansion, capital lease/equipment financing obligation payments, and other expenses associated with business needs.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so. In connection with the relocation of our New York office, the lease amendment required us to provide a Letter of Credit in favor of the landlord in the amount of approximately $428,000. The Letter of Credit was obtained in January 2006, and is secured by $239,000 in money market funds. We also received a line of credit for $189,000 that would be drawn down upon should we default on lease terms. Subsequent to June 30, 2006, in connection with our 75% owned subsidiary in Turkey, we provided a Letter of Credit for 250,000 Euros (approximately $0.3 million) to the Telekomunikasyon Kurumu Telecommunication Administrator. This Letter of Credit is to secure a license for us to do business as a long distance telecommunication services company in Turkey. The guarantee is effective until January 1, 2007. As mentioned earlier, we are in the process of requesting authorization to cancel this letter of credit.

Debt Service Requirements

As of September 30, 2006, we had approximately $1.1 million of debt comprised primarily of approximately $1.0 million in capital lease/equipment financing obligations. Other than approximately $39,000, all of this debt is due during the 12 months ending September 30, 2006. Subsequent to our IPO, at which point we repaid a significant portion of our then outstanding debt, we have not incurred any additional debt other than some new capital lease/equipment financing obligations.

Our interest expense has decreased significantly during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the following factors:

1.
During the nine months ended September 30, 2005, we recorded $0.3 million of accretion to interest expense related to our Series C Preferred Stock. This Series C Preferred Stock was converted to common stock during February 2005 and consequently, accretion ceased on this date.

2.	As discussed above, subsequent to the IPO, the reduction in our debt balances during February 2005, resulted in a significant reduction in our subsequent interest expense.

Capital Instruments

At September 30, 2006, we had outstanding shares of one class of our Common Stock and we did not have any outstanding preferred stock.

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

In June 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this FIN will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 clarifies the SEC staff’s beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We do not expect SAB No. 108 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expended disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be used to measure fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Inflation

We do not believe inflation has a significant effect on our operations at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At September 30, 2006, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At September 30, 2006, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fusion Telecommunications International, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company’s private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against us: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. The plaintiffs have filed an appeal of the motion, which is still pending as of the date of this filing.

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

•	If we do not utilize our Softswitch technology effectively, many of the potential benefits of this technology may not be realized.

•	Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability and lost sales.

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

As of September 30, 2006, approximately $3.2 million of the net proceeds received by the Company were used to repay outstanding debt and capital lease/equipment financing obligations, and $0.6 million was used to repay accrued interest. Approximately $4.8 million was used to purchase property and equipment, $0.9 million was used in connection with the Company’s purchase of the minority interest in its Efonica joint venture, $0.1 million for the Company’s investment in a Turkey joint venture, and $10.1 million was used to fund operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

Previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

Item 5. Other Information

None

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

FUSION TELECOMMUNICATION INTERNATIONAL, INC.

Dated: November 14, 2006	By:	/s/ Matthew D. Rosen
Matthew D. Rosen President and Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Barbara Hughes
Barbara Hughes Chief Financial Officer