Form 10-K
period 2006-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2007-04-02
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-32421
______________

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)

Delaware	58-2342021
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

420 Lexington Avenue, Suite 1718
New York, New York 10170
(Address of principal executive offices) (Zip code)
(212) 201-2400
(Registrant’s telephone number, including area code)
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	American Stock Exchange
Redeemable Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes ☐  No ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant based upon the closing price of the common stock as reported by the American Stock Exchange on March 26, 2007, was $12,703,670. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant’s common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.
The number of shares outstanding of the Registrant’s capital stock as of March 26, 2007, is as follows:

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	26,971,465
Redeemable Common Stock Purchase Warrants	7,641,838

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held in 2007

2006 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART 1

Item 1. Business

Overview

Fusion Telecommunications International, Inc. (the terms “Company”, “us”, and/or “we” and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) provides Voice over Internet Protocol telecommunications services (VoIP) to, from, in and between emerging markets in Asia, the Middle East, Africa, the Caribbean, and Latin America. We currently market VoIP services to consumers, corporations, Internet service providers, distribution partners and telecommunications carriers.

Through our key assets of market knowledge, technical expertise and strategic relationships, we believe we are poised to:

•
Capitalize upon the growth in VoIP telecommunications, a market that Insight Research Corporation expects to grow from $82 billion in 2005 to nearly $197 billion by 2007 and expand our international penetration of VoIP applications to consumers and corporations;

•	Deliver customized VoIP services designed to meet the needs of the emerging markets and communities of interest worldwide;

•	Deliver a complete suite of VoIP service offerings for corporations and consumers;

•	Establish our company as a global telecommunications service provider;

•	Continue to expand the number of partnerships globally to facilitate the distribution of our VoIP services; and

•	Bridge the migration from traditional telephony to VoIP through the introduction of the Worldwide Internet Area Code.

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

We currently provide services to customers in over 100 countries. We believe that by using local partners in select markets, we can best distribute our services while providing a high level of local customer support.

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

We have service contracts with our customers, including carriers, corporations and consumers. Our contracts with carriers typically have a one-year renewable term, with no minimum volume per month, and allow the customer to terminate without penalty. Our contracts with corporate customers are typically for a one-year term, and have an early cancellation penalty. For the years ended December 31, 2006, 2005, and 2004, the Telco Group accounted for 16.2%, 11.3%, and 13.3%, respectively, of our total revenues. In addition, for the years ended December 31, 2006 and 2005, Qwest accounted for 23.2% and 15.7% of our total revenues, respectively.

Our voice services to carriers accounted for the majority of our revenues in 2006 and 2005. Our retail VoIP service enables customers, typically for a lower cost than traditional telephony, to place voice calls anywhere in the world using their personal computers, Internet protocol phones or regular telephones when accompanied by a hardware device. VoIP services utilize the Internet as opposed to circuit switching (traditional telephony technology), thereby offering cost savings to customers. These services are primarily offered under our retail brand Efonica directly to consumers, corporations, distribution partners, or Internet Service Providers around the world. In select cases, we will also provide co-branded and private label solutions. Our services are offered to customers located in Asia, the Middle East, Africa, and Latin America.

Additionally, we enter into interconnection agreements with telecommunications carriers worldwide. These agreements enable us to terminate traffic into a country and in some cases receive traffic from that country. We use the capacity obtained through these interconnection agreements to carry our own retail traffic in addition to selling capacity to other carriers desiring voice termination to those destinations. As we grow, we expect to use an increasing percentage of our capacity for higher margin retail traffic. We offer facility co-location services to other communication service providers, enabling them to co-locate their equipment within our facility, or lease a portion of our equipment. Often, we provide wholesale services to the parties who co-locate with us.

In the second quarter of 2007, we will begin marketing Corporate Retail Services within the United States. We will offer hosted IP-PBX services for those companies wishing to outsource the management of their telecommunications facilities. We will also offer IP trunking solutions for companies wishing to retain their existing telecommunications infrastructures, but still reap the benefits of VoIP telephony. We will also offer our corporate customers Internet access, toll free services, conference calling, and a premium version of our Mobilink service. On a selective basis, we will offer corporate customers certain advanced solutions, including virtual private networks, private line services, and managed network services.

Our segments and their principal activities consist of the following:

Voice Services to Carriers - Voice services to carriers includes VoIP to carriers, which is the termination of voice telephony minutes by the Internet rather than older circuit-switched technology. VoIP permits a less costly and more rapid interconnection between our network and international telecommunications carriers. This segment also includes Traditional Voice (the termination of voice telephony minutes from or to the countries we serve, utilizing traditional Time Division Multiplexing (TDM) or “circuit-switched” technology. Typically, this will include interconnection with traditional telecommunications carriers either located internationally or those carriers that interconnect with us at their U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

Consumers, Corporations and Other - We provide VoIP services targeted to consumers and corporations. We offer services that permit our customers to originate calls via IP telephones or telephone systems and use the Internet to complete those calls to standard telephone lines anywhere in the world. We also provide PC-to-Phone services that allow consumers to use their personal computers to place calls to the telephone of the called party. For corporate customers, we offer fully hosted IP-PBX services, as well as IP trunking solutions and Internet access. In addition, we selectively offer point-to-point private lines, virtual private networking, and call center services to certain customers within our target markets.

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

The details of our strategy include:

•	Market Customized VoIP Calling Plans to Consumers and Corporations

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

We believe that working with strong partners allows us to best distribute services and attract, retain and support customers. We seek to develop partnership arrangements in each of our markets. Local partners offer advantages since their existing infrastructure, sales distribution channels, and technical support can be utilized, while simultaneously reducing capital needed to enter the market. We seek to partner with companies that have access to a customer base, whether online or otherwise, such as Internet service providers, wireless Internet access providers, licensed carriers, online retailers, electronics outlets, and hardware manufacturers. We intend to work with our partners to enable them to distribute and support our products and services. In select cases, we offer a co-branded or private label option. Our private label alternative enables our partners to market our products, technology platform and global reach under their own brand. This alternative is ideal for partners that do not have the capital, expertise and technology platform required to deliver our services but want to build their own brand. Local partners also offer critical insights into the regulatory environment and are familiar with the specific cultural nuances of their region. Additionally, we anticipate that prior to the rollout of any new services, our partners will work with us in contributing market intelligence to ensure a successful introduction of new products.

•	Deploy a Carrier Grade Network Infrastructure

We have built a highly scalable network and back office infrastructure to deliver our services. We utilize the latest Softswitch technology for routing VoIP and TDM calls to off-net customers.

We are developing and deploying back-office systems and service platforms that will enable us to offer our customers a wide array of services and features, including comprehensive feature packages, pre-paid subscription-based calling plans, and free on-net calling. The development of this extensive scalable back office will also serve to reduce our dependence on other communication carriers. We believe our focus on being a carrier grade VoIP service provider enables us to deliver the quality of service required by our customers.

•	Develop International Interconnections to Carriers

We seek to enter into relationships with in-country carriers to transport voice traffic to and/or from that country. We believe that we have established our presence in the voice markets due to (i) direct interconnections to postal telephone and telegraph companies and other licensed carriers, which typically provide higher quality transmission than the services offered by “gray market” operators, and (ii) competitive pricing. We believe that carriers seeking to access these markets will increasingly want to work with companies that have established relationships with postal telephone and telegraph companies and other licensed carriers, as opposed to quasi-legal operators who divert long distance traffic and revenue from those carriers. We believe gray market operators generally provide poorer quality and reliability. In several markets, we receive inbound traffic from the postal telephone and telegraph company and other licensed carriers that tend to produce higher margins than our outbound carrier voice services. We believe this inbound traffic from postal telephone and telegraph companies and other licensed carriers, strengthens our ability to ensure favorable contractual arrangements. We will use capacity on our international voice networks to carry our own retail traffic in addition to selling capacity to other carriers desiring termination to those specific destinations. Although there are significant peaks and valleys in the carrier revenue stream, we believe it is important to our success in the retail market to keep our cost basis low and our quality high. As we progress in the execution of our business plan, we intend to use a greater percentage of our network capacity to carry higher margin retail traffic.

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

Marketing

Our VoIP marketing strategy focuses on delivering customized calling plans, feature packages and payment options to meet the needs of emerging markets and ethnic communities around the world. Our VoIP service works with a broadband or a dial-up connection to the Internet; a capability that we believe has been ignored by many VoIP service providers. We believe this service delivery flexibility is very important, since approximately 70% of the world’s Internet users still connect through dial-up.

We market VoIP services to consumers, corporations, Internet Service Providers and carriers through direct sales or distribution partners. Internet access and private network solutions are marketed through direct and alternate distribution channels.

We market our services via a variety of distribution channels, including:

•
Direct Sales and Regional Management - We have a direct sales force that sells our products and services to corporations and carriers. We also have regional sales management that focuses on Latin America, Asia, Africa, the Middle East and the Caribbean. The regional executives manage and grow existing revenue streams from partners and defined strategic accounts, identify and develop new partnerships, develop strategies for market penetration, identify new market opportunities, and coordinate internal support activities.

•
Agents - We use independent sales agents to sell our services. Our sales agents are compensated on a commission-based structure. We typically control the product, pricing, branding, technical and secondary level customer support, billing and collections.

•
Partnerships - We seek to develop partnership arrangements in each of our markets with companies that are able to distribute and support our services. These partners can be ISPs, retail store chains, carriers, cable operators and other distribution companies. In addition to local distribution and support, our partners may provide or arrange for last mile connectivity required for the delivery of local Internet access and private networks. We also focus on the development of global partnerships that have multi-country distribution capabilities.

•
Strategic Ventures - We enter into agreements with other companies to market and distribute each other’s products and services to the customer and prospect base of the other. The providing party usually will support and bill its own products. Depending on the strategic venture, we may pay or receive a commission or share revenue and/or profits with each other.

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

Approximately $4.4 million worth of such common stock (675,581 shares) issued to Karamco was being held in escrow (the “Escrow Shares”). In March 2006, the Escrow Shares were released to Karamco subject to a lock-up period until February 15, 2007.

Out of the shares issued to Karamco, we registered for resale 150,000 shares of common stock and a registration statement covering such shares was declared effective on June 21, 2005 (the “Registered Shares”). If the sale of the 150,000 shares that were registered results in less than $1 million of gross proceeds within 635 days of the effectiveness of the registration statement, we are required to pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the Registered Shares and $1,000,000. At December 31, 2006, the Company has paid Karamco $430,000 towards the difference payment (“Difference Payment”). In the event the Difference Payment is less than $430,000, Karamco is obligated to reimburse for such excess and this obligation is secured by 50,387 shares held in escrow.

Roger Karam, who became our President of VoIP Services upon the effective date of the IPO, owns Karamco.

Efonica F-Z, LLC is presently integrated with the rest of our organization and Efonica is presently serving as our consumer services brand.

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

India

In March 2000, we entered into a joint venture agreement with Communications Ventures India Pvt. Ltd. to form an entity named Estel Communication Pvt. Ltd. Estel is organized and existing under the laws of India and has its office in New Delhi, India. We own 49% of the joint venture and have voting rights in another 1.01%, which in turn gives us an indirect 50.01% voting control in the joint venture. Estel is in the business of selling and supporting VoIP, private networks and Internet access in India. Primarily we have funded the joint venture. Our joint venture partner has had a lack of resources necessary to make investments to grow our operations or fund its commitments to us. As of December 31, 2006 and 2005, the amounts due from Estel were approximately $431,000 and $29,000, which is net of an allowance of approximately $414,000 and $834,000, respectively.

Jamaica

In January 2005, we concluded an agreement to acquire 51% of the common stock of a Jamaican telecommunications company in exchange for $150,000. The company currently holds international and domestic carrier license agreements with the Jamaican government, which enable it to operate as an international carrier through 2013 and as a domestic carrier through 2018.

In October 2006, we executed an agreement accepting an offer from a third party to purchase certain assets and liabilities of our holdings in Jamaica. The contract associated with that offer was subsequently defaulted on, and the Company is vigorously pursuing legal action associated with this default. Although the Company intends to do business in Jamaica in the future, we have reviewed the assets associated with that subsidiary, and as a result of the changes in the Company’s business plan, we have impaired approximately $277,000 associated with the assets of this entity during the year ended December 31, 2006.

Turkey

On March 8, 2005, through a wholly owned subsidiary, Fusion Turkey, LLC, we entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve Iletisim Hizmetleri San.Tic.A.S. (“LDTS”) from the existing shareholders. The transaction closed on May 6, 2005 following receipt of approval from the Turkish Telecom Authority. Fusion acquired the shares for approximately $131,000 cash and the posting of a bank guarantee of $251,000. LDTS possesses a Type 2 telecommunications license approved by the Turkish Telecom Authority. This license permitted Fusion to offer VoIP services under its Efonica brand and other Internet services to corporations and consumers in Turkey.

During the year ended December 31, 2006, we decided to begin winding up and liquidating our Turkey joint venture. This decision was a result of various challenges we encountered from an increasingly complicated and constantly changing regulatory environment in Turkey, which made it very difficult to enter the market. These regulatory difficulties included an unstable environment as well as the selling of Turk-Telecom, which was a government owned entity, to a private company. As a result of this decision, the operations of this subsidiary are being treated as a discontinued operation.

Network Strategy

Our network strategy incorporates a packet switched platform capable of interfacing with Internet protocols and other platforms including Time Division Multiplexing (“TDM”). This is key to providing the flexibility needed to accommodate the many protocols used to transport voice and data today. We continually evaluate, and where appropriate, deploy additional communications technologies such as Multi-Protocol Label Switching (“MPLS”) and Any Transport over MPLS (“ATOM”), which handle information transport in a more efficient fashion than other earlier technologies such as frame relay and ATM.

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

We are currently using a Veraz “Softswitch”, Cisco and Nuera Orca media gateways, and carrier class Cisco routers and switches on a fiber-based gigabit Ethernet backbone to transport voice and data traffic. Softswitch is a generic term that refers to a new generation of telecommunications switching equipment that is entirely computerized and based on software processes that execute entirely on off-the-shelf servers. This provides us with call control and routing capabilities to further enhance service and performance available to our clients.

We have deployed back-office systems and services platforms that will enable us to offer our customers a wide-array of VoIP services and features, including subscription-based calling plans, free on-net calling, advanced feature packages, conferencing, and unified messaging. This development of an extensive scalable back-office will also serve to reduce our dependence on other communication carriers.

Benefits of the Fusion Distributed Network Architecture

Historically, most large international communications networks required investment and implementation of self-contained switching hardware that, in turn, could then be connected with other comparable equipment nodes via leased lines or other forms of networking. Examples of these would include equipment such as large traditional carrier switching equipment. All of the intelligence and functionality had to be replicated in each major location.

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

Ease of Deployment

As we continue to penetrate emerging retail markets, or as we establish interconnect agreements with additional foreign carriers, we will seek to establish regional points of presence that are connected back to our New York switching center. These regional points of presence will enable our VoIP services to be offered and delivered from remote locations, while the network intelligence and management of the services reside in our New York facility. This modular approach will also allow us to quickly respond to new market opportunities and deploy our new services rapidly.

Competition

The international telecommunications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies, and pricing decisions of the larger industry participants. In addition, companies offering Internet, data and communications services are, in some circumstances, consolidating. We believe that service providers compete on the basis of price, customer service, product quality, brand recognition and breadth of services offered. Additionally, carriers may compete on the basis of technology. Recently, we have seen carriers competing on their ability to carry VoIP. As technology evolves and legacy systems become an encumbrance, we expect carriers to compete on the basis of technological agility, their ability to adapt to, and adopt, new technologies.

In the area of VoIP we compete with companies such as Vonage, 8X8, Deltathree, Net2Phone, Skype and Mediaring. This business segment is marketing-intensive and does not have high barriers to entry. While we believe our distribution relationships and marketing skills provide us with a competitive advantage, our competitors generally have more resources and more widely recognized brand names.

We compete with several emerging international carriers, many of whom are in or entering the VoIP market, among which are Primus Telecommunications Group, VSNL, and IDT Corporation. We also compete with non-U.S. based emerging carriers. For example, in India, we compete with Bharti Tele-Ventures, Reliance Telecom and Data Access, all of which are larger, better capitalized and have broader name recognition than Fusion. Many of these competitors are becoming increasingly focused on emerging markets, as they seek to find higher margin opportunities. Many of these carriers are also focused on voice carriage, but may become increasingly focused on providing private networks and other Internet protocol services.

We also compete within the “Free Service” segment of the VoIP market, which is also a rapidly growing market segment. The current market leader in this segment is Skype. Other major players moving into this segment include Yahoo, Google, and MSN. Each of these companies offers an instant messenger (IM) service that incorporates the ability to make free computer-to-computer voice calls between registered users. By comparison, we are targeting individuals who are more focused on telephony applications than enhanced IM applications, and will offer the ability to make calls between any combination of computer, IP phones, and analog phones connected to an ATA device. In fact, there is no need to have a computer turned on, or even own a computer, to use our free service. We believe that this service will not only generate significant interest among users, but that it will also generate customers interested in upgrading to enhanced capabilities (e.g. voice mail or off-net calling) or to our subscription service offerings.

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

We have been unable to identify any direct and comprehensive competitors that deliver the same suite of services to the same markets with the same marketing strategy as we do. We compete with many different providers in various aspects of our Business Plan, but have found none that directly offer the same breadth of services focused on emerging markets. Some of our competitive advantages include:

•	A full suite of services that complement our VoIP service offerings as opposed to a single offering;

•	The ability to offer prepaid, monthly recurring service plans and free service to customers using broadband or dial-up Internet access;

•	Connectivity with over 150 carriers worldwide;

•	Worldwide Internet Area Code;

•	A bundled product offering VoIP service and Internet access to corporate users;

•	Our focus on emerging markets in Latin America, Asia, the Middle East, Africa, and the Caribbean;

•	The ability to make calls between any combination of computers, Internet connected telephones, wireless devices, and other SIP-enabled hardware;

•	An international partnership and distribution model, which provides for faster service deployment, reduced capital requirements and cost-efficient service delivery; and

•	A strategy of using local partners to enable us to access new markets, secure or obtain communication licenses, enhance distribution and provide local customer support.

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

Government Regulation

Generally, in the United States, we are subject to varying degrees of federal, state and local regulation and licensing, including that of the Federal Communications Commission. Internationally we also encounter similar regulations from foreign governments and their telecommunications/regulatory agencies. At each of these levels, there are significant regulations, fees and taxes imposed on the provision of telecommunications services.

We cannot assure that the applicable U.S. and foreign regulatory agencies will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations or pursuant to applicable regulations. If authority is not obtained or if our pricing, and/or terms or conditions of service, or required filings are not filed, or are not updated, or otherwise do not fully comply with the rules of these agencies, third parties or regulators could challenge these actions and we could be subject to forfeiture of our license, penalties, fines, fees and/or costs.

The U.S. Federal Government and state authorities have the power to revoke our regulatory approval to operate internationally, interstate, or intrastate, or to impose financial penalties, statutory interest and require us to pay back taxes or fees if we fail to pay, or are delinquent in paying, telecommunications taxes or regulatory fees or fail to file necessary tariffs or mandatory reports. We have been delinquent in such financial, filing and reporting obligations and required filings in the past including, but not limited to, Federal Communications Commission and Universal Service Fund reports and payments.

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

On April 24, 2004, the FCC rendered a decision on the AT&T Petition for Declaratory Ruling (WC Docket No. 02-361) pending before them. The FCC determined that where 1+ calls were made from regular telephones, converted into an Internet protocol format, transported over the AT&T Internet backbone, and then converted back from IP format and delivered to the called party through the local exchange carriers’ local business lines (not Feature Group D trunks), the service was a “telecommunications service” for which terminating access charges were due the local exchange carrier. In its decision, the Commission stated that, under the current rules, the service provided by AT&T is a “telecommunications service” upon which interstate access charges may be assessed against AT&T. The FCC limited its decision to the specific facts of the AT&T case where the type of service involved ordinary Customer Premise Equipment (CPE) with no enhanced functionality, the calls originated and terminated on the public switched telephone network, and the calls underwent no net protocol conversion and provided no enhanced functionality to the end user due to the provider’s use of Internet protocol technology. In fact, in the AT&T case the customer was completely unaware of AT&T’s use of IP technology in transporting the call.

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

In June 2005, the FCC imposed 911 obligations on providers of “interconnected” VoIP services.

In addition, the FCC requires interconnected VoIP providers to register with the FCC, comply with the Communications Assistance for Law Enforcement Act of 1994 (CALEA) and to contribute to the Universal Service Fund.

We do not believe that we are an “interconnected” VoIP service provider under the FCC definition and, therefore, do not fall under the regulatory requirements set forth above. If the FCC determines we are an “interconnected” VoIP service provider and have not registered as such, or are not compliant under the regulations, third parties or regulators could challenge these actions and we could be subject to penalties, fines, fees and/or costs. In addition, emerging technology could cause us to change our product and service configuration or the FCC definition could be changed, and we may become an “interconnected” VoIP provider under the FCC definition in the future. Should this occur, we will be required to comply with the regulations set forth above.

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

We believe VoIP may be subject to additional regulation in the future, it is uncertain when or how the effects of such regulation would affect us, nor is it understood if other countries will seek to follow suit. If additional regulation does occur, the FCC, any state or any country may impose surcharges, taxes or additional regulations upon providers of VoIP. The imposition of any such additional fees, charges, taxes and regulations on Internet protocol service providers could materially increase our costs and may limit or eliminate the competitive pricing we currently enjoy.

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

6. Fusion Telecom

7. efonica (logo)

8. Efonica

The following trademarks and service marks are filed with the United States Patent Trademark Office and are currently in registration process:

1. Fusion (logo)

2. Hear the Difference

3. Efocash

4. Efostore

5. Efofax

6. Efobridge

7. Efolink

8. Efogate

9. Efonicash

10. Efo in

11. Efonifax

12. Efonicall

13. Efo out

14. Efonica (softphone design)

15. The Area Code of the Internet

16. Worldwide Internet Area Code

17. Internet Area Code

18. Efo

19. Fusion Softphone

20. Efonica Softphone

21. Invite a Friend

22. Members Area

23. Callgate

24. Freefonica

25. Enumber

26. Ecash

27. Estore

28. Internet Phone Number

The following trademark application was abandoned by the company because it was no longer used in commerce.

Fusion Tel

The telecommunications and VoIP markets have been characterized by substantial litigation regarding patent and other intellectual property rights. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names and a loss of established brand recognition. Recently, a competitor of ours, Vonage, was sued by Verizon, for a violation of a number of VoIP related patents. Verizon was awarded substantial monetary damages.

Employees

As of December 31, 2006, we had 86 employees in Fusion Telecommunications International, Inc., and none of our employees are represented by a labor union. We consider our employee relations to be good, and we have never experienced a work stoppage.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2006 and 2005, 90.4% and 89.5%, respectively, of our revenue was derived from customers in the United States and 9.6% and 10.5%, respectively, from international customers. As of December 31, 2006 and 2005, 2.0% and 5.4%, respectively, of our long-lived assets were located outside of the United States. For more information concerning our geographic concentration, see Note 21 of the Notes to Consolidated Financial Statements included elsewhere in this report.

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

Item 1A. Risk Factors

The discussion in this annual report regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. In addition, the risks included should not be assumed to be the only things that could affect future performance. Additional risks and uncertainties include the potential loss of contractual relationships, changes in the reimbursement rates for those services as well as uncertainty about the ability to collect the appropriate fees for services provided by us. Also, the Company faces challenges in technology development and use. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

Risks Related to Business

We have a history of operating losses and, prior to our IPO, a working capital deficit and stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. At December 31, 2006, we had a working capital deficit of approximately ($2.7) million and stockholders’ equity of approximately $13.4 million. We have continued to sustain losses from operations and for the years ended December 31, 2006, 2005 and 2004, we have incurred a net loss applicable to common stockholders of approximately $13.4 million, $9.4 million, and $5.4 million, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2006, 2005 and 2004. We may not be able to generate future profits and may not be able to support our operations, or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

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

We are pursuing new lines of business, and introducing new services. In some cases, the technology for these services and/or the market for those services are untested. There can be no assurance of our ability to introduce future services on a timely basis or our ability to derive significant revenues from them.

Our ability to deploy new products and services may be hampered by technical and operational issues which could delay our ability to derive profitable revenue from these service offerings. Additionally, our ability to market these services may prove more difficult than anticipated, including factors such as our ability to competitively price such services. There can be no assurance that we will be able to introduce our planned future services, or that we will be able to derive significant revenue from them.

Our new services are dependent upon multiple service platforms, network elements, and back-office systems, as well as the successful integration of these items. There can be no assurance of the success of this development and integration.

We have completed the initial infrastructure build out of our major network elements and are currently integrating and testing our new services. We cannot ensure that these services will perform as expected. Our ability to effectuate our business plan is dependent on the successful rollout of our services.

We are also developing and deploying back-office systems and services platforms that will enable us to offer our customers a wide-array of new services and features including subscription-based calling plans, conferencing, and unified messaging. There can be no assurance that these developmental efforts will be completed on time or produce the desire results.

There can be no assurance that the planned migration of existing VoIP service customers onto our new infrastructure will be successful.

We will be moving existing VoIP service customers onto our new infrastructure. We cannot ensure that we will be successful in moving these customers to the new infrastructure. The failure to successfully transition these customers onto our new infrastructure could result in the loss of those existing customers and negatively impact our ability to acquire new customers.

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

If we do not operate our Softswitch technology effectively, many of the potential benefits of the new technology may not be realized.

We made a fundamental change in our business operations when we migrated to Softswitch technology. There are inherent risks associated with using such a relatively new technology. We may be required to spend additional time or money on this technology, which could otherwise be spent on developing our services. We have previously experienced problems in the operation of our Softswitch. If we do not operate the technology effectively or if our technical staff and we spend too much time on operational issues, it could result in increased costs without the corresponding benefits.

We may be impacted by current litigation regarding patent infringement.

On March 8, 2007, a jury in the U.S. District Court for the Eastern District of Virginia ruled that Vonage Holdings had infringed on three patents held by Verizon Communications, and ordered Vonage to pay Verizon $58 million plus possible future royalties. The details of the patent infringement are not yet clear, however, the patents related in part to technologies used to connect Internet telephone use to the traditional telephone network. Vonage has appealed the decision. At this point, it is not known what will happen on appeal, or whether there may be a future impact to other VoIP service providers, including us. If we were restricted from using certain VoIP technologies, it could increase our cost of service or preclude us from offering certain current or future services

Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability.

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

We are dependent on third party equipment suppliers for equipment, software and hardware components, including Cisco, Nextone and Veraz. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources, if and as required, it could result in our inability to deliver the services that we currently and intend to provide.

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

We are engaged in certain joint ventures where we share control or management with a joint venture partner. If we are unable to maintain a successful relationship with a joint venture partner, the joint venture’s ability to move quickly and respond to changes in market conditions or respond to financial issues can erode and reduce the potential for value creation and return on investment. Further, the joint ventures may restrict or delay our ability to make important financial decisions, such as repatriating cash to us from such joint ventures. This uncertainty with our joint ventures could result in a failure in an important market.

Service interruptions could result in a loss of revenues and harm our reputation.

Portions of our network may be shut down from time to time as a result of disputes with vendors or other issues. Any future network shut downs can have a significant negative impact on revenue and cash flows, as well as hurting our reputation. In addition, there is no assurance that we will be able to quickly resolve disputes, if ever, which could result in a permanent loss of revenues.

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

Risks Related to our Common Stock

Voting Control by Principal Stockholders

As of March 31, 2007, our executive officers and directors collectively control approximately 33.2% of our outstanding common stock and, therefore are able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

We Do Not Intend to Pay Dividends on Common Stock.

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Item 2. Properties

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of our leased offices and space as of March 31, 2007.

Location	Lease Expiration	Annual Rent		Purpose	Approx. Sq. Ft

420 Lexington Avenue, Suite 1718 New York, New York 10170	October 2015	$440,000	(1)	Lease of principal executive offices	9,000

75 Broad Street New York, New York 10007	March 2010	$634,000	(2)	Lease of network facilities	15,000

1475 W. Cypress Creek Road Suite 204 Fort Lauderdale, Florida 33309	May 2014	$171,000	(3)	Lease of network facilities and office space	13,100

Premises GO2- GO3 Building No. 9 Dubai Internet City Dubai, United Arab Emirates	December 2007	$87,000		Lease of office space	1,300

——————
(1)	This lease is subject to gradual increase to $509,000 from years 2008 to 2015.

(2)	This lease is subject to gradual increase to $673,000 from years 2008 to 2010.

(3)	This lease is subject to gradual increase to $215,000 from years 2008 to 2014.

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

Item 3. Legal Proceedings

On May 28, 2003, Jack Grynberg, et al., an investor in one of our private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against us: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, we filed with the Court our Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. A written order of Judgment in favor of the Company and against the plaintiff in the amount of approximately $40,000 was recorded on January 24, 2006. The plaintiffs have filed an appeal of the motion, which is still pending as of the date of this filing.

On March 30, 2006, an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida, seeking damages in the amount of approximately $1,380,000 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney costs. Management asserted a counterclaim against the vendor, which was settled subsequent to year end resulting in the amendment of an existing contract with the vendor. Our legal counsel has advised that, at this stage, they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previously accrued by us under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in our accompanying financial statements.

The Company is currently undergoing an audit by New York State for franchise and excise taxes, which has not yet been concluded and may result in an indeterminate amount of tax liability, not previously accrued for.

On or about February 9, 2007, we filed a complaint against Patrick S. Dallas, InfoTel Holdings, Ltd., Phil Walton and John Does 1-5 in the Supreme Court of the State of New York (Fusion Telecommunications International, Inc. vs. Patrick S. Dallas, et al., Index No. 2007001836) seeking damages associated with Mr. Dallas’ sale of Convergent Technologies Ltd. Stock to us and InfoTel’s breach of its October 2006 agreement to purchase Fusion Jamaica Limited’s equipment in Jamaica and assume the real property lease in Jamaica. We believe Mr. Dallas owns or controls InfoTel. This complaint asserted the following claims for relief: Breach of Contract (the Stock Purchase Agreement); Breach of Mr. Dallas’ Employment Agreement; Breach of Mr. Dallas’ Non-Solicitation and Non-Compete Agreement; Breach of Contract (the InfoTel Agreement); Diversion and Waste of Corporate Assets; Conversion: Scheme to Defraud and Deceive and Demand for Accounting; Fraudulent Misconduct with Intent to Defraud (the Stock Purchase Agreement); Fraudulent Misconduct with Intent to Defraud (the InfoTel Agreement); Indemnification (the Stock Purchase Agreement); and Indemnification (the InfoTel Agreement). Our legal counsel has advised that, at this state, they cannot accurately predict the likelihood of an unfavorable outcome, or quantify the amount or range of damages we would be entitled to receive if we prevail.

The Company is involved in other claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect of the Company’s financial position.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently listed on the American Stock Exchange under the symbol “FSN”, and our redeemable common stock purchase warrants are listed on the American Stock Exchange under the symbol “FSN.WS”.

Prior to February 15, 2005, there was no established trading market for our common stock and redeemable common stock warrants.

Common Stock

Year Ended December 31, 2006	High	Low

First Quarter	$3.40	$2.45
Second Quarter	$3.47	$1.99
Third Quarter	$2.52	$1.45
Fourth Quarter	$1.90	$1.01

Year Ended December 31, 2005	High	Low

First Quarter	$7.70	$4.90
Second Quarter	$5.11	$4.05
Third Quarter	$4.70	$3.51
Fourth Quarter	$3.70	$2.30

Redeemable Common Stock Purchase Warrants

Year Ended December 31, 2006	High	Low

First Quarter	$0.65	$0.30
Second Quarter	$0.50	$0.22
Third Quarter	$0.41	$0.16
Fourth Quarter	$0.35	$0.07

Year Ended December 31, 2005	High	Low

First Quarter	$1.42	$0.85
Second Quarter	$0.95	$0.45
Third Quarter	$0.64	$0.40
Fourth Quarter	$0.53	$0.23

On March 26, 2007, the last reported sale price for our common stock on the American Stock Exchange was $0.64 per share and the last reported sale price for our redeemable common stock purchase warrants were $0.07 per warrant. The market price for our stock and warrants is highly volatile and fluctuates in response to a wide variety of factors.

Holders

As of March 26, 2007, we had approximately 2,158 holders of record of our common stock and 1,476 holders of record of our redeemable common stock purchase warrants. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Use of Proceeds

In December 2006, the Company completed the first phase of a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the issuance of a maximum of 10,000 shares of the Company’s newly designated Preferred Stock, Series A-1 at $1,000 per share. The total number of shares of Preferred Stock Series A-1 issued in this private placement was 3,875 shares, for which net proceeds of approximately $3.8 million were received and are being used for working capital. As of December 31, 2006, approximately $1.1 million of the net proceeds received by the Company had been used to fund operations.

Equity Compensation Plans

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect for year ended December 31, 2006:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	2,832,546	$3.54	1,167,454
Total	2,832,546	$3.54	1,167,454

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of and for each of the periods ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected financial data are derived from the audited consolidated financial statements of Fusion Telecommunications International, Inc. The consolidated financial statements, and the report thereon, as of December 31, 2006 and 2005, and for the three year period ended December 31, 2006 which are included elsewhere in this Annual Report on Form 10-K. The following financial information should be read in conjunction with “Management’s Discussion and Analysis and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2006	2005	2004	2003	2002

Revenues	$47,087,064	$49,364,542	$49,557,973	$32,018,471	$25,537,163
Operating expenses:
Cost of revenues	42,463,724	45,048,917	42,927,994	27,855,508	23,638,447
Depreciation and amortization	1,397,094	1,510,172	1,804,184	1,981,805	2,361,495
Loss on impairment	867,212	—	—	375,000	467,765
Selling, general and administrative expenses	14,803,062	11,633,713	9,722,719	8,543,664	9,607,160
Advertising and marketing	1,335,745	175,725	81,686	32,143	19,000
Total Operating Expenses	60,866,837	58,368,527	54,536,583	38,788,120	36,093,867
Operating loss	(13,779,773)	(9,003,985)	(4,978,610)	(6,769,649)	(10,556,704)
Other income (expense):
Interest income	318,333	474,109	26,428	12,227	(21,501)
Interest expense	(114,006)	(434,749)	(2,254,488)	(859,123)	(1,036,844)
Gain (loss) on settlements of debt	465,854	(75,927)	2,174,530	3,918,295	1,812,092
Loss from investment in Estel	(185,234)	(541,876)	(519,728)	(746,792)	326,367
Other	44,801	(195,006)	(15,965)	(97,766)	98,626
Minority interests	67,694	175,353	(7,654)	157,617	19,440
Total other income (expense)	597,442	(598,096)	(596,877)	2,384,458	1,198,180
Loss from continuing operations	(13,182,331)	(9,602,081)	(5,575,487)	(4,385,191)	(9,358,524)
Discontinued operations:
Income (loss) from discontinued operations	(168,871)	207,007	545,215	208,620	—
Net loss	$(13,351,202)	$(9,395,074)	$(5,030,272)	$(4,176,571)	$(9,358,524)
Losses applicable to common stockholders:
Loss from continuing operations	$(13,182,331)	$(9,602,081)	$(5,575,487)	$(4,385,191)	$(9,358,524)
Preferred stock dividends	—	—	(385,918)	(635,254)	(642,552)
Net loss applicable to common stockholders from continuing operations:	(13,182,331)	(9,602,081)	(5,961,405)	(5,020,445)	(10,001,076)
Income (loss) from discontinued operations	(168,871)	207,007	545,215	208,620	—
Net loss applicable to common stockholders	$(13,351,202)	$(9,395,074)	$(5,416,190)	$(4,811,825)	$(10,001,076)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.49)	$(0.39)	$(0.35)	$(0.37)	$(1.01)
Income (loss) from discontinued operations	(0.01)	0.01	0.03	0.02	—
Net loss applicable to common stockholders	$(0.50)	$(0.38)	$(0.32)	$(0.35)	$(1.01)
Weighted average shares outstanding
Basic and diluted	26,737,083	24,965,080	16,707,114	13,616,803	9,885,901

	Years Ended December 31,
	2006	2005	2004	2003	2002

Operating data:
Capital expenditures	$(3,299,198)	$(1,877,252)	$(627,219)	$(582,149)	$(427,057)

Summary Cash Flow Data:
Net cash used in operating activities	(11,343,665)	(7,980,651)	(4,874,834)	(4,884,543)	(4,265,500)
Net cash used in investing activities	(3,693,097)	(2,396,445)	(250,460)	(744,071)	(983,453)
Net cash provided by financing activities	2,989,413	20,798,874	6,288,375	8,097,832	5,985,380

Balance Sheet Data (at period end):
Cash	$2,743,155	$14,790,504	$4,368,726	$3,205,645	$736,427
Restricted cash	781,566	218,176	380,276	736,626	1,051,182
Property and equipment	14,262,669	12,214,290	11,022,330	10,078,806	10,623,109
Property and equipment, net	6,422,016	4,270,966	3,271,474	3,743,293	5,649,787
Total assets	27,573,300	34,385,779	13,662,117	11,681,625	10,992,016
Total debt	1,216,746	1,577,615	5,687,631	4,644,904	9,151,925
Redeemable preferred stock	—	—	9,716,026	3,466,538	—
Total stockholders’ equity (deficit)	$13,445,958	$17,721,641	$(13,290,029)	$(9,866,927)	$(14,867,407)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this Annual Report. This discussion contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are an international telecommunications carrier delivering VoIP services, private network, Internet access, and other advanced services to, from, in and between emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. Our corporate strategy focuses our resources on customizing VoIP services to meet the demands of international communities of interest in emerging markets around the world. We seek to gain early entry in high growth emerging markets, often in partnership with local organizations that have strong distribution channels, regulatory experience, market intelligence, the ability to deliver local loops and the capability of providing customer service support. This approach enables us to introduce our Internet protocol telecommunications services in these markets, thereby benefiting from the time-to-market advantages, expanded geographic reach and reduced capital requirements that local partnerships afford. Additionally, we have built a carrier grade retail infrastructure to expand our VoIP service and feature options and to better support the growth of our VoIP services to consumers and corporations.

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2006	2005	2004

Revenues	$47,087,064	$49,364,542	$49,557,973
Operating expenses:
Cost of revenues	42,463,724	45,048,917	42,927,994
Depreciation and amortization	1,397,094	1,510,172	1,804,184
Loss on impairment	867,212	—	—
Selling, general and administrative	14,803,062	11,633,713	9,722,719
Advertising and marketing	1,335,745	175,725	81,686
Total operating expenses	60,866,837	58,368,527	54,536,583
Operating loss	(13,779,773)	(9,003,985)	(4,978,610)

Other income (expense):
Interest income	318,333	474,109	26,428
Interest expense	(114,006)	(434,749)	(2,254,488)
Gain (loss) on settlements of debt	465,854	(75,927)	2,174,530
Loss from investment in Estel	(185,234)	(541,876)	(519,728)
Other	44,801	(195,006)	(15,965)
Minority interests	67,694	175,353	(7,654)
Total other income (expense)	597,442	(598,096)	(596,877)
Loss from continuing operations	(13,182,331)	(9,602,081)	(5,575,487)
Loss from discontinued operations	(168,871)	207,007	545,215
Net loss	$(13,351,202)	$(9,395,074)	$(5,030,272)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	90.2%	91.3%	86.6%
Depreciation and amortization	3.0%	3.1%	3.6%
Loss on impairment	1.8%	0.0%	0.0%
Selling, general and administrative	31.4%	23.6%	19.6%
Advertising and marketing	2.8%	0.4%	0.2%
Total operating expenses	129.2%	118.4%	110.0%
Operating loss	(29.2)%	(18.4)%	(10.0)%

Other income (expense):
Interest income	0.7%	1.0%	0.1%
Interest expense	(0.2)%	(0.9)%	(4.5)%
Gain (loss) on settlement of debt	1.0%	(0.2)%	4.4%
Loss from investment in Estel	(0.4)%	(1.1)%	(1.0)%
Other	0.1%	(0.4)%	0.0%
Minority interests	0.1%	0.4%	0.0%

Total other income (expense)	1.3%	(1.2)%	(1.2)%
Loss from continuing operations	(27.9)%	(19.6)%	(11.3)%
Loss from discontinued operations	(0.4)%	0.4%	1.1%
Net loss	(28.3)%	(19.2)%	(10.2)%

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a primary focus in the last several years on VoIP terminations to the emerging markets. We focus on growing our existing customer base, which is primarily U.S. based, as well as the addition of new customers, and the establishment of direct VoIP terminating arrangements with telecommunication carriers in emerging markets and around the world. Although we believe that this business continues to be of value to our strategy, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (primarily VoIP to consumers and corporations), and market them to, or in conjunction with, distribution partners on a direct, co-branded or private label basis.

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

We manage our revenue segments based on gross margin, which is net revenues less cost of revenues, rather than on net profitability, due to the fact that our infrastructure is built to support all products, rather than individual products. This applies both to the capital investments made (such as switching and transmission equipment), and to Selling, General and Administrative resources. The majority of our sales and operations personnel support all product lines within their market segment, i.e. carrier, and are not separately hired to support individual product segments. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of utilization of resources unless the items can be specifically identified to one of the product segments.

Operating Expenses

Our operating expenses are categorized as cost of revenues, depreciation and amortization, loss on impairment, selling, general and administrative expenses, and advertising and marketing.

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

Depreciation and amortization includes depreciation of our communications network equipment, amortization of leasehold improvements of our switch locations and administrative facilities, and the depreciation of our office equipment and fixtures. In 2006, it also includes amortization of the Efonica customer list.

Selling, general and administrative expenses include salaries and benefits, commissions, occupancy costs, sales, professional fees and other administrative expenses.

Advertising and marketing expense includes cost for promotional materials for the marketing of our retail products and services, as well as for public relations.

Company Highlights

The following summary of significant events during the two years ended December 31, 2006, highlights the accomplishments and events that have influenced our performance during that time period.

2006

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

•	Filed for Patent for Worldwide Internet Area Code - Filed patent application for Worldwide Internet Area Code™;

•	Introduction of EFO Out - We introduced one of our new paid services, EFO Out, which allows users to call any landline or mobile telephone number in the world at extremely competitive prices;

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

•	Efonica subscribers exceed 1,000,000 - Since launching our new Efonica VoIP service on June 19, 2006, we have registered more than one million subscribers;

•
Efonica Services in Jordan - Introduction of our Efonica VoIP services in Jordan to allow us to continue to connect communities worldwide, due to our securing exclusive rights to a Jordanian Telecommunications License;

•	Introduction of Mobilink - Launched revolutionary new Mobilink Service, which offers U.S. consumers access to VoIP services from their mobile phones, without Internet access or special software; and

•
Consummation of Private Placement - In December 2006, we consummated a $3.875 million private placement of a newly designated class of convertible preferred stock. Participating were a group of investors including Fusion’s Chairman, its CEO and each of the other nine members of the Board of Directors.

2005

•
Capital Fund-Raising - In February 2005, we closed on our initial public offering of securities of 3,600,000 shares of common stock at a price of $6.45 per share and 3,600,000 redeemable common stock purchase warrants at $.05 per warrant. Net proceeds of the offering were approximately $20.4 million. On March 30, 2005, our underwriters exercised their over-allotment option and purchased an additional 480,000 shares of common stock and 540,000 purchase warrants. We received an additional $2.9 million in net proceeds from the closing on the over-allotment option;

•
Debt Reduction - Upon completion of our IPO we repaid approximately $1.5 million in outstanding debt. In addition, $2.5 million of convertible debt was converted into 651,515 shares of common stock. During May 2005, we repaid an additional $0.2 million of debt;

•	Conversion of Series C Preferred Stock - The $10.0 million liability related to the 109,962 shares of outstanding Series C Preferred Stock was converted into equity (3,141,838 shares of common stock);

•
VoIP to Consumers and Corporations Revenue Growth - Revenue in our retail VoIP to consumers and corporations segment grew 8% during 2005 over 2004. This segment’s revenue is expected to increase significantly once our paid VoIP products and services are rolled out; and

•	Purchase of Efonica - In February 2005, we acquired the remaining 49.8% interest in our Efonica joint venture.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005.

Revenues

Consolidated revenues were $47.1 million for 2006 compared to $49.4 million for 2005, a decrease of 4.6%.

Revenues for voice services sold to carriers remained relatively constant year over year, at $43.6 million for both 2006 and 2005. Although there was no increase in the year over year comparison, there had been an unusually high peak in the second quarter of 2005 that was an anomaly. Carrier revenues have consistently increased quarter over quarter since that peak period.

Revenues for consumers, corporations and other decreased from $5.8 million in 2005 to $3.4 million in 2006. The decrease was mainly due to technical difficulties encountered in the development of our Efonica retail services platform, which held back the growth of this segment, and also due to the cancellations of government contracts. We expect the technical issues with the new retail VoIP platform to be resolved during this year, and we expect this segment’s revenues to grow significantly during the next few years.

Cost of Revenues

Consolidated cost of revenues improved by $2.6 million, or 5.7%, decreasing from $45.0 million in 2005 to $42.5 million in 2006. Approximately $1.0 million of this decrease was attributable to an improvement in efficiencies of route management for voice services to carriers. The remaining decrease in cost of revenues was attributable to a decrease in revenues for consumers, corporations and other.

Consolidated gross margin increased $0.3 million for 2006 over 2005. Gross margin for voice services to carriers increased by $1.1 million, but was partially offset by a decrease in the gross margin for consumers, corporations and other.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased to $1.4 million during the year ended 2006 from $1.5 million, or 7.5%, during the year ended 2005. Our depreciation decreased as a result of many our assets being fully depreciated during all or a part of 2006.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.2 million or 27.2% to $14.8 million during 2006, from $11.6 million during 2005. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support the growth and expansion of our infrastructure. In addition, contributing to the 2006 increase is approximately $0.7 million of compensation expense recorded in connection with our adoption of SFAS123(R) on January 1, 2006. Our professional fees have also increased as a result of our growth and our becoming a public company in February 2005, including expenses associated with Sarbanes Oxley, travel related expenses, occupancy costs, and insurance expenses. However, we are taking strong measures to reduce our expenses, and believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenues will begin to decline.

Advertising and Marketing. Advertising and marketing increased from $0.2 million in 2005 to $1.3 million in 2006, associated with the promotional campaign for the launch of our new retail products and services.

Operating Loss. Our operating loss increased $4.8 million or 53% to a loss of $13.8 million during 2006, from a loss of $9.0 million during 2005. The increase in operating loss was attributable to the items mentioned above, including the decrease in gross margin, the increase in selling, general and administrative expenses associated with our retail infrastructure growth, the increase in advertising and marketing for our new retail services, and the increased costs associated with regulatory compliance requirements.

Other Income (Expense). Total other income (expense) changed from a net loss of $0.6 million in 2005 to a net gain of $0.6 million during 2006. During 2006, we had interest expense of $0.1 million in contrast to interest expense of $0.4 million during 2005. The $0.4 million interest expense for 2005 included $0.3 million of accretion since all the Series C Preferred Stock was converted to common stock in connection with our February 2005 IPO. Consequently, accretion ceased and 2005 interest expense only includes accretion for the period between January 1, 2005 and February 17, 2005. A significant portion of this debt was repaid during February 2005 in connection with our IPO. We also had decreased interest income during 2006 of $0.3 million versus $0.5 million during 2005, as cash was used in operating activities. Gain (loss) on debt settlements changed from a net loss of $0.1 million in 2005 to a net gain of $0.5 million during 2006. The 2006 gain on debt forgiveness was attributed to the settlements of vendor obligation. The loss from investment in Estel decreased $0.3 million or 65.8%, from $0.5 million in 2005 to $0.2 million during 2006. Minority interest decreased approximately $0.1 million during 2006 from $0.2 million during 2005. The 2005 minority interests balance is attributed to the losses incurred in connection with our Turkey joint venture.

Discontinued Operations. In 2006 Fusion incurred $0.2 million in loss from discontinued operations associated with its Turkey subsidiary. In 2005 the Company had income of $0.2 million associated with the resolution of certain liabilities associated with previous discontinued operations.

Net Loss. The net loss for 2006 was $13.4 million compared to $9.4 million for 2005. The factors noted above that impacted the net operating loss were partially reduced by the positive other income.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004.

Revenues

Consolidated revenues remained fairly constant between the two years ($49.4 million during 2005 compared to $49.6 million during 2004). An increase in our revenues for consumers, corporations and other was net with a decrease in our voice to carriers revenues.

Revenues for consumers, corporations and other represented 11.7% of our consolidated revenues during 2005 compared to 10.8% during 2004. This increase from $5.3 million in 2004, to $5.8 million in 2005, was mainly due to the growth of our Efonica branded retail services.

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

The cost of revenues for consumers, corporations and other grew $0.1 million or 3.7% from $3.8 million in 2004 to $4.0 million in 2005, due primarily to the growth in that revenue base.

Consolidated gross margin decreased $2.3 million for 2005 over 2004. Gross margin for total voice services to carriers decreased by $2.6 million, which was partially offset by an improvement in the gross margin for consumers, corporations and other of $0.3 million.

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

Selling, General and Administrative. Selling, general and administrative expenses increased $1.9 million or 19.7% to $11.6 million during 2005, from $9.7 million during 2004. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support the growth and expansion of our infrastructure. Also, increasing as a result of our growth and our becoming a public company in February 2005, have been our legal and professional fees (including expenses associated with Sarbanes Oxley), travel related expenses, occupancy costs, and insurance expense. As a percentage of revenues, selling, general and administrative expenses increased from 19.6% during 2004, to 23.6% during 2005. We believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenues will begin to decline.

Advertising and Marketing. Advertising and marketing increased from $0.1 million in 2004 to $0.2 million in 2005, associated with the preparation of marketing materials for the launch of our new retail products and services.

Operating Loss. Our operating loss increased $4.0 million or 80.9% to a loss of $9.0 million during 2005, from a loss of $5.0 million during 2004. The increase in operating loss was primarily attributable to both the decrease in gross margin and the increase in selling, general and administrative expenses associated with infrastructure growth and public company compliance requirements.

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

Discontinued Operations. In 2005 the Company had income of $0.2 million associated with the resolution of certain liabilities associated with previous discontinued operations.

Net Loss. The primary factors impacting our net loss for the year ended December 31, 2005, were a decrease in gross margin, an increase in selling, general and administrative expenses, and the reduction in forgiveness of debt net with a decrease in interest expense and an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of December 31, 2006, we had stockholders’ equity of approximately $13.4 million in comparison to $17.7 million at December 31, 2005, and a working capital deficit of approximately $2.7 million in comparison to working capital of $7 million at December 31, 2005. The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. We may seek further financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004(1)

Cash used in operating activities	$(11,343,665)	$(7,980,651)	$(4,874,834)
Cash used in investing activities	(3,693,097)	(2,396,445)	(250,460)
Cash provided by financing activities	2,989,413	20,798,874	6,288,375
Increase (decrease) in cash and cash equivalents	(12,047,349)	10,421,778	1,163,081
Cash and cash equivalents, beginning of period	14,790,504	4,368,726	3,205,645
Cash and cash equivalents, end of period	$2,743,155	$14,790,504	$4,368,726
——————
(1)	These figures include an aggregate of approximately $2.2 million that was paid during the period to satisfy past obligations.

Source of Liquidity

As of December 31, 2006, we had cash and cash equivalents of approximately $2.7 million. In addition, as of December 31, 2006, we had approximately $0.8 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit.

From our inception through December 31, 2006, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our IPO, and the private placement of approximately $54.6 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $22.0 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately, $3.3 million during 2006, $1.9 million during 2005 and $0.6 million in 2004. We expect our cash capital expenditures to be approximately $1.0 million for the year ending December 31, 2007. The 2007 estimated capital expenditures primarily consist of the completion of our retail infrastructure buildout, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $11.3 million during 2006, $8.0 million during 2005, and $4.9 million during 2004. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities increased significantly during 2006, primarily attributed to the initial build-out of our retail infrastructure and the initial launch of our new products and services. As we transition our existing customers to our new infrastructure and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

Debt Service Requirements

At December 31, 2006 we had approximately $1.2 million of current and long-term debt. This balance is current and relates to our capital leases. Our interest expense decreased significantly during 2006 compared to 2005 due to the following factor:

1.
We recorded $0.3 million of accretion to interest expense related to our Series C Preferred Stock during 2005, which ceased as of February 2005 when the Series C Preferred Stock was converted to common stock. Although the accretion represented a non-cash charge to interest expense during a portion of 2005, approximately $0.7 million in cash dividends were paid during January 2005, in connection with the Series C Preferred Stock.

Capital Instruments

In December 2006, the Company completed the first phase of a private placement for the purpose of raising working capital to fund the Company’s operations. The private placement provided for the issuance of a maximum of 10,000 shares of the Company’s newly designated Preferred Stock, Series A-1 at $1,000 per share. The total number of shares of Preferred Stock Series A-1 issued in this private placement was 3,875 shares, for which net proceeds of approximately $3.8 million were received. In addition, the Company issued warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share. The terms of the Series A-1 Preferred Stock will pay dividends at 8% and are convertible into Fusion’s common stock at a fixed conversion price of $1.67 per share.

Summary of Contractual Obligations

As of December 31, 2006

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Contractual obligations:
Debt maturing within one year	$150,000	$—	$—	$—	$150,000
Capital leases	1,066,746	—	—	—	1,066,746
Operating leases	1,369,000	2,683,000	1,505,000	2,407,000	7,964,000
Minimum purchase commitments	101,574	—	—	—	101,574
Total contractual cash obligations	$2,687,320	$2,683,000	$1,505,000	$2,407,000	$9,282,320

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, included in this Annual Report on Form 10-K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). Fin No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting of Income Taxes”. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this FIN will have a material impact on its financial statements.

In September 2006, the Financial Accounting Standard Board issued “Statement of Financial Accounting Standard 157, Fair Value Measurements” (“SFAS 157”) that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic IN), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for financial statements for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the effect, if any, SAB No. 108 may have on its financial statements, but it does not expect the adoption of SAB 108 to have an impact on its financial position or results of operations.

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

As of December 31, 2006, the majority of our cash balances were held primarily in the form of a short-term highly liquid investment grade money market fund in a major financial institution. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At December 31, 2006, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. As such, we currently believe that our interest rate risk is very low.

We currently do not conduct any significant amount of business in currencies other than the United States dollar. The reporting and functional currency for our Dubai international subsidiary is the United States dollar. Our other international subsidiaries currently do not have any significant operations that would provide foreign currency risk. However, in the future, we likely will conduct a larger percentage of our business in other foreign currencies that could have an adverse impact on our future results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are included in Item 15 of this report on pages F-1 through F-32.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedure

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the sections entitled “Management” and “Principal Stockholders” in the proxy statement for our 2007 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Principal Stockholders” in the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the section entitled “Related Party Transactions” in the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the proxy statement for our 2007 Annual Meeting of Stockholders.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended(*)
3.1	(a) Certificate of Designation of Series C Convertible Redeemable Preferred Stock(*)
3.2	Bylaws(*)
10.1	1998 Stock Option Plan(*)
10.2	Employment Agreement between registrant and Matthew Rosen(*)
10.2.1	Amended and Restated Employment Agreement between registrant and Matthew Rosen(3)
10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003(*)
10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002(*)
10.6	Agreement between Fusion registrant and Communications Ventures PVT. LTD, dated May 13, 2004(*)
10.7	Form of Warrant to Purchase Common Stock(*)
10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(*)
10.8.1	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(4)
10.8.2	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(4)
10.8.3	Lease Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(4)
10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office(*)
10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended(*)
10.10.11	Amendment dated February 10, 2006, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office, as amended(4)
10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices(4)
10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000(*)
10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002(*)
10.28	Non-Competition Agreement between registrant and Marvin Rosen(*)
10.29
Stock Purchase Agreement between registrant, Convergent Technologies, Ltd. And the stockholders listed on Schedule 1 Attached thereto, dated December 16, 2004, as amended and restated, dated January 11, 2005(*)

10.30	Employment Agreement between registrant and Roger Karam(*)
10.31.1	Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated January 11, 2005 and the amendment thereto(*)
10.31.2	Amendment to Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated March 24, 2006(4)
10.32	Carrier Service Agreement for International Terminating Traffic between the registrant and Qwest Communications Corporation, dated May 17, 2000(*)

Exhibit No.	Description

10.33	Carrier Service Agreement between registrant and Telco Group, Inc. dated April 3, 2001, as amended(*)
10.34	Colocation License Agreement between the registrant and Telco Group, dated January 28, 2002.(*)
10.35	International VoIP Agreement, dated April 25, 2002, as amended(*)
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

10.39	Form of Subscription Agreement (5)
10.40	Form of Warrant (5)
10.41	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock (5)
14	Code of Ethics of Registrant(4)
21.1	List of Subsidiaries(4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
——————
*	Originally filed with our Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with our Registration Statement no. 33-120206 and incorporated herein by reference.

(1)	Filed as Exhibit to our Current Report on Form 8-K filed on March 14, 2005 and incorporated herein by reference.

(2)	Filed as Exhibit to or Annual Report on Form 10-K filed March 31, 2005 and incorporated herein by reference.

(3)	Filed as Exhibit to our Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

(4)	Filed herewith.

(5)	Files as Exhibit to our Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fusion Telecommunications International, Inc.
Date: April 2, 2007	By:	/s/ Matthew D. Rosen
Name: Matthew D. Rosen
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Name	Title	Date

/s/ Marvin S. Rosen	Chairman of the Board	April 2, 2007
Marvin S. Rosen

/s/ Matthew D. Rosen	President and Chief Executive Officer	April 2, 2007
Matthew D. Rosen

/s/ Barbara Hughes	Chief Financial Officer and Principal Accounting and Financial Officer	April 2, 2007
Barbara Hughes

/s/ Philip Turits	Secretary, Treasurer, and Director	April 2, 2007
Philip Turits

/s/ E. Alan Brumberger	Director	April 2, 2007
E. Alan Brumberger

/s/ Michael Del Giudice	Director	April 2, 2007
Michael Del Giudice

/s/ Julius Erving	Director	April 2, 2007
Julius Erving

/s/ Evelyn Langlieb Greer	Director	April 2, 2007
Evelyn Langlieb Greer

/s/ Fred P. Hochberg	Director	April 2, 2007
Fred P. Hochberg

/s/ Raymond E. Mabus	Director	April 2, 2007
Raymond E. Mabus

/s/ Dennis Mehiel	Director	April 2, 2007
Dennis Mehiel

/s/ Paul C. O’Brien	Director	April 2, 2007
Paul C. O’Brien

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred negative cash flow from operations and net losses since inception and has limited capital to fund future operations that raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustment that might result from this uncertainty.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule on page F-32. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 9, 2007

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$2,743,155	$14,790,504
Accounts receivable, net of allowance for doubtful accounts of approximately $694,000 and $414,000 in 2006 and 2005, respectively	6,743,753	2,952,760
Restricted cash	365,000	—
Prepaid expenses and other current assets	622,207	1,242,266
Assets held for sale	129,231	245,305
Total current assets	10,603,346	19,230,835
Property and equipment, net	6,422,016	4,270,966
Other assets
Security deposits	141,868	331,891
Restricted cash	416,566	218,176
Goodwill	4,971,221	5,118,640
Intangible assets, net	4,913,360	4,861,012
Other assets	104,923	354,259
Total other assets	10,547,938	10,883,978
TOTAL ASSETS	$27,573,300	$34,385,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$150,000	$150,000
Capital lease/equipment financing obligations, current portion	1,066,746	1,419,965
Accounts payable and accrued expenses	11,461,112	9,269,341
Investment in Estel	554,286	771,182
Liabilities of discontinued operations	95,085	620,809
Total current liabilities	13,327,229	12,231,297
Long-term liabilities
Capital lease/equipment financing obligations, net of current portion	—	7,650
Other long-term liabilities	800,113	4,357,497
Total long-term liabilities	800,113	4,365,147
Commitments and contingencies
Minority interests	—	67,694
Stockholders’ Equity
Preferred stock, Series A-1, $0.01 par value, 10,000 shares authorized, 3,875 and 0 shares issued and outstanding in 2006 and 2005, respectively	39	—
Common stock, $0.01 par value, 105,000,000 shares authorized, 26,971,465 and 11,114,962 shares issued and 26,958,965 and 10,439,381 shares outstanding in 2006 and 2005, respectively	269,590	104,394
Common stock, Class A, $0.01 par value, 21,000,000 shares authorized, 0 and 15,739,963 shares issued and outstanding in 2006 and 2005, respectively	—	157,400
Capital in excess of par value	114,514,725	105,447,041
Accumulated deficit	(101,338,396)	(87,987,194)
Total stockholders’ equity	13,445,958	17,721,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,573,300	$34,385,779

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

Revenues	$47,087,064	$49,364,542	$49,557,973
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	42,463,724	45,048,917	42,927,994
Depreciation and amortization	1,397,094	1,510,172	1,804,184
Loss on impairment	867,212	—	—
Selling, general and administrative expenses (includes $856,392 and $38,422 non-cash compensation for 2006 and 2005, respectively)	14,803,062	11,633,713	9,722,719
Advertising and marketing	1,335,745	175,725	81,686
Total operating expenses	60,866,837	58,368,527	54,536,583
Operating loss	(13,779,773)	(9,003,985)	(4,978,610)

Other income (expense):
Interest income	318,333	474,109	26,428
Interest expense	(114,006)	(434,749)	(2,254,488)
Gain (loss) on settlements of debt	465,854	(75,927)	2,174,530
Loss from investment in Estel	(185,234)	(541,876)	(519,728)
Other	44,801	(195,006)	(15,965)
Minority interests	67,694	175,353	(7,654)
Total other income (expense)	597,442	(598,096)	(596,877)
Loss from continuing operations	(13,182,331)	(9,602,081)	(5,575,487)

Discontinued operations:
Income (loss) from discontinued operations	(168,871)	207,007	545,215
Net loss	$(13,351,202)	$(9,395,074)	$(5,030,272)
Losses applicable to common stockholders:
Loss from continuing operations	$(13,182,331)	$(9,602,081)	$(5,575,487)
Preferred stock dividends	—	—	(385,918)

Net loss applicable to common stockholders from continuing operations:	(13,182,331)	(9,602,081)	(5,961,405)
Income (loss) from discontinued operations	(168,871)	207,007	545,215
Net loss applicable to common stockholders	$(13,351,202)	$(9,395,074)	$(5,416,190)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.49)	$(0.39)	$(0.35)
Income (loss) from discontinued operations	(0.01)	0.01	0.03
Net loss applicable to common stockholders	$(0.50)	$(0.38)	$(0.32)
Weighted average shares outstanding
Basic and diluted	26,737,083	24,965,080	16,707,114

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Preferred Stock Series C	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock Series A-1	Common Stock	Common Stock Class A	Capital in Excess of Par Value	Stock Dividend Distributable	Accumulated Deficit	Total

Balances, January 1, 2004	$3,466,538	$4,072	$735	$—	$153,412	$—	$62,597,546	$553,238	$(73,175,930)	$(9,866,927)
Proceeds from sales of common stock, net of investment expenses	—	—	—	—	4,299	—	1,272,771	—	—	1,277,070
Proceeds from sales of Series C Preferred Stock, net of investment expenses	4,630,626	—	—	—	—	—	—	—	—	—
Conversion of long-term debt to Series C Preferred Stock	406,740	—	—	—	—	—	—	—	—	—
Conversion of advances to Series C Preferred Stock	176,620	—	—	—	—	—	—	—	—	—
Common stock issued in settlement of accounts payable	—	—	—	—	197	—	101,873	—	—	102,070
Conversion of Series A&B Preferred Stock to common stock	—	(4,072)	(735)	—	13,735	—	(8,928)	—	—	—
Conversion of common stock to Class A Common Stock	—	—	—	—	(174,800)	174,800	—	—	—	—
Issuance of convertible debt with beneficial conversion feature	—	—	—	—	—	—	228,030	—	—	228,030
Stock dividend declared	—	—	—	—	—	—	—	385,918	(385,918)	—
Stock dividend issued	—	—	—	—	3,157	—	935,999	(939,156)	—	—
Accretion of Series C Preferred Stock	1,035,502	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,030,272)	(5,030,272)
Balances, December 31, 2004	9,716,026	—	—	—	—	174,800	65,127,291	—	(78,592,120)	(13,290,029)
Proceeds from sale of common stock, net of investment expenses	—	—	—	—	40,800	—	23,229,720	—	—	23,270,520
Conversion of convertible notes to common stock, net of debt offering costs	—	—	—	—	6,515	—	2,437,880	—	—	2,444,395
Conversion of Preferred Stock to common stock	(10,003,141)	—	—	—	31,418	—	9,971,723	—	—	10,003,141
Common stock paid for minority interest in Efonica joint venture	—	—	—	—	7,641	—	4,920,559	—	—	4,928,200
Cash difference payment related for purchase of minority interest in Efonica joint venture	—	—	—	—	—	—	(430,000)	—	—	(430,000)
Restricted stock issued for consulting services	—	—	—	—	114	—	49,886	—	—	50,000
Common stock issued for options	—	—	—	—	214	—	50,036	—	—	50,250
Class A common stock issued for warrants	—	—	—	—	—	292	84,858	—	—	85,150
Accretion of Series C Preferred Stock	287,115	—	—	—	—	—	—	—	—	—
Amortization of stock options granted to consultant	—	—	—	—	—	—	5,088	—	—	5,088
Conversion of Class A Common Stock to common stock	—	—	—	—	17,692	(17,692)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(9,395,074)	(9,395,074)
Balances, December 31, 2005	—	—	—	—	104,394	157,400	105,447,041	—	(87,987,194)	17,721,641
Proceeds from sale of Preferred Stock, Series A-1 net of investment expenses	—	—	—	39	—	—	3,807,757	—	—	3,807,796
Conversion of Class A Common Stock to common stock	—	—	—	—	157,400	(157,400)	—	—	—	—
Exercise of warrants					143		357			500
Non-cash compensation expense - stock options	—	—	—	—	—	—	720,350	—	—	720,350
Non-cash compensation - stock issued for consulting services	—	—	—	—	375	—	99,000	—	—	99,375
Release of Efonica shares from escrow	—	—	—	—	6,756	—	4,350,742	—	—	4,357,498
Common stock issued to Xtreme VoIP Corp.	—	—	—	—	522	—	89,478	—	—	90,000
Net loss	—	—	—	—	—	—	—	—	(13,351,202)	(13,351,202)
Balances, December 31, 2006	$—	$—	$—	$39	$269,590	$—	$114,514,725	$—	$(101,338,396)	$13,445,958

 See accompanying notes to consolidated financial statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(13,351,202)	$(9,395,074)	$(5,030,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment - continuing operations	867,212	—	—
Loss on impairment - discontinued operations	216,201	—	—
Gain/loss from sale/disposal of fixed assets	(22,162)	158,525	18,421
Depreciation and amortization	1,397,094	1,510,172	1,804,184
Bad debt expense (recovery)	(15,250)	350,434	780,479
Beneficial conversion feature on convertible debt	—	—	228,030
Non-cash compensation expense	856,392	38,422	—
(Gain) loss on settlements of debt	(465,854)	75,927	(2,174,530)
Gain on discontinued operations	(140,000)	(336,910)	(556,904)
Accretion of Series C Preferred Stock	—	287,115	1,035,502
Loss from investment in Estel	185,234	541,876	519,728
Minority interests	(67,694)	(175,353)	7,654
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(4,200,519)	96,952	(1,627,047)
Prepaid expenses and other current assets	691,226	(205,471)	(1,207,139)
Other assets	46,976	49,254	32,737
Accounts payable and accrued expenses	2,244,292	(818,149)	1,307,946
Liabilities of discontinued operations	(385,724)	(158,371)	(13,623)
Other long-term liabilities	800,113	—	—
Net cash used in operating activities	(11,343,665)	(7,980,651)	(4,874,834)

Cash flows from investing activities:
Purchase of property and equipment	(3,299,198)	(1,877,252)	(627,219)
Proceeds from sale of property and equipment	48,217	—	36,850
Advances to Estel	(71,416)	(205,520)	(262,398)
Payments from Estel	89,285	104,102	—
Returns of security deposits	190,024	570,137	245,957
Repayments of (payments for) restricted cash	(563,390)	162,100	356,350
Payments for other intangible assets	(86,619)	—	—
Purchase of Jamaican joint ventures net of cash acquired	—	(146,486)	—
Purchase of Turkey joint venture, net of cash acquired	—	(92,971)	—
Purchase of minority interest in Efonica joint venture, net of cash acquired	—	(480,555)	—
Difference Payment related to purchase of minority interest in Efonica joint venture	—	(430,000)	—
Net cash used in investing activities	(3,693,097)	(2,396,445)	(250,460)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	23,884,533	1,277,070
Proceeds from sale of series C Preferred Stock, net	—	—	4,630,626
Proceeds from sale of Series A-1 Preferred Stock, net	3,807,796	—	—
Proceeds from exercise of stock options	—	50,250	—
Proceeds from exercise of warrants	500	85,150	—
Repayments of escrow advances	—	—	(73,060)
Proceeds from long-term debt	—	—	1,330,000
Payments of long-term debt and capital lease/equipment financing obligations	(818,883)	(2,538,464)	(836,090)
Payment of dividends on Preferred C Stock	—	(664,634)	—
Contributions to minority stockholders of joint ventures	—	(17,961)	(40,171)

Net cash provided by financing activities	2,989,413	20,798,874	6,288,375
Net increase (decrease) in cash and cash equivalents	(12,047,349)	10,421,778	1,163,081
Cash and cash equivalents, beginning of year	14,790,504	4,368,726	3,205,645
Cash and cash equivalents, end of year	$2,743,155	$14,790,504	$4,368,726

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the years for interest	$50,303	$621,789	$302,860

Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases/equipment financing obligations	$228,800	$918,716	$760,417
Acquisition of short-term financing agreement	$553,888	$—	$—
Release of Efonica shares from escrow	$4,357,498	$—	$—
Issuance of restricted stock for consulting services	$99,375	$—	$—
Issuance of common stock for attainment of certain earn outs in Intellectual Property Transfer Agreement	$90,000	$—	$—
Liability for acquisition of Intellectual Property Transfer Agreement	$30,000	$—	$—
Conversion of accounts payable to common stock	$—	$—	$102,070
Note issued in settlement agreement	$—	$—	$150,000
Conversion of Series A and B Preferred Stock to common stock	$—	$—	$13,735
Conversion of convertible notes payable and related debt offering costs	$—	$2,444,395	$—
Conversion of Series C Preferred Stock to common stock	$—	$10,003,141	$—
Conversion of prepaid offering costs to additional paid in capital	$—	$614,008	$—
Conversion of long-term debt to Series C Preferred Stock	$—	$—	$406,740
Conversion of escrow advances to Series C Preferred Stock	$—	$—	$176,620
Conversion of interest payable to debt	$—	$—	$108,333
Stock dividends issued	$—	$—	$939,156
Stock dividends declared	$—	$—	$385,918

Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$—	$654,791	$—
Fair value of identifiable intangible assets	—	4,877,900	—
Efonica Difference Payment	—	430,000	—
Goodwill acquired	—	5,118,640	—
Liabilities acquired	—	(401,504)	—
Minority interest acquired	—	(244,118)	—
Common stock issued or to be issued	—	(9,285,697)	—
Cash paid for acquisition of joint ventures, net of cash acquired	$—	$1,150,012	$—

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Fusion Telecommunications International, Inc. and its wholly owned and majority owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company derives revenue principally from international voice, including VoIP, private networks and Internet services. Variable revenue derived from international voice services is recognized upon completion of a call and is based upon the number of minutes of traffic carried. Revenue from monthly recurring service from long distance, private networks and Internet services are fixed and recurring in nature and are contracted over a specific period of time. Advanced billings for monthly fees are reflected as deferred revenues and are recognized as revenue at the time the service is provided. VoIP services enable customers, typically international corporations or cable operators, to place voice calls anywhere in the world using their personal computer. The majority of the Company’s VoIP services to consumers are prepaid which is initially recorded as deferred revenue. Revenues from VoIP services to consumers are recognized based upon the usage of minutes by the consumer.

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

2. Summary of Significant Accounting Policies - (continued)

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

Impairment of Long-Lived Assets and Impairment Charges

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

In December 2006, the Company recorded $867,212 which consisted of $590,559 of impairment against retail infrastructure equipment, as well as $276,653 of impairment of assets associated with the joint venture in Jamaica. In February of 2006, an asset that had been previously impaired during 2003 was sold, and the Company received proceeds of $45,000, which was the net realizable value that remained on the books. Additionally, the Company also received proceeds of $3,217 for miscellaneous office equipment sold during the year ended December 31, 2006.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Lives

Network equipment	5-7 Years
Furniture and fixtures	3-7 Years
Computer equipment and software	3-5 Years
Leasehold improvements	Lease terms

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Advertising and Marketing

Advertising and marketing costs primarily relate to the Company’s on-line Efonica advertising campaign. In connection with this campaign, the costs of production are expensed as incurred. The costs of communicating this advertising are expensed when received by the on-line consumer (i.e., consumer receives a link to the Efonica website as a result of a search engine keyword search). The Company’s costs also include newspaper ads for its Efonica retail services, product press releases, public relations and customer relations fees, and exhibitions the Company attends to promote these retail services.

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

Unexercised stock options to purchase 2,832,546, 2,100,798 and 1,848,792 shares of the Company’s common stock as of December 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 8,588,709, 7,462,435, and 286,578 shares of the Company’s common stock as of December 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Non-converted debt to purchase 97,998 shares of the Company’s common stock as of December 31, 2004, was not included in the computation of diluted earnings per share because the conversion of the debt would be anti-dilutive to earnings per share. Had the debt been converted, interest expense would have been reduced by approximately $49,000 during the year ended December 31, 2004.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

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

The Company adopted SFAS No. 123R using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements for the year ended December 31, 2006, reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-Based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations during the year ended December 31, 2006, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture. In the pro forma information required under SFAS No. 148 (“Accounting for Stock-Based Compensation - Transition and disclosure - an amendment of FASB Statement No. 123”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation method. The impact on the Company’s results of operations of recording stock-based compensation for the year ended December 31, 2006, was an expense of $720,350, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following table illustrates the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R for the years ended December 31, 2005 and 2004.

	2005	2004

Net loss applicable to common stockholders, as reported	$(9,395,074)	$(5,416,190)
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(2,152,765)	(771,852)
Net loss applicable to common stockholders, pro forma	$(11,547,839)	$(6,188,042)
Earnings per share:
Basic and diluted net loss applicable to common stockholders, as reported	$(0.38)	$(0.32)
Basic and diluted net loss applicable to common stockholders, pro forma	$(0.46)	$(0.37)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation - (Continued)

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Average risk free interest rate	4.94%	4.26%	4.50%
Average option term	4.0	4.0	4.0
Stock volatility	76.99%	82.0%	0.0%

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

2. Summary of Significant Accounting Policies - (continued)

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

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financials statements to conform to the 2006 presentation.

3. Going Concern

At December 31, 2006, the Company had a working capital deficit of approximately $2,724,000 and an accumulated deficit of approximately $101,338,000. The Company has continued to sustain losses from operations, and for the years ended December 31, 2006, 2005 and 2004 has incurred a net loss of approximately $13,351,000, $9,395,000 and $5,030,000, respectively. In addition, the Company has not generated positive cash flow from operations since inception. The Company is reviewing options to raise additional capital through debt and/or equity financing. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year and the company’s long-term liquidity is dependent on its ability to successfully complete the rollout of its full suite of certain VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

Under its original terms, the purchase price ranged between a minimum of $5.4 million and a maximum of $14.3 million. At closing, Karamco, Inc. received cash of $500,000 and shares equal to the Base Purchase Price determined by the initial price of common stock at the date of the Company’s IPO. The Base Purchase Price was equal to 49.8% of the initial estimated valuation of Karamco Inc or approximately $9.8 million. At the date of the IPO, approximately 1.44 million of shares were issued under this agreement of which Karamco received approximately 765,000 of shares and approximately 676,000 shares were held in escrow. During 2005, approval was given to release the shares being held in escrow. Consequently, the value of these shares of approximately $4.4 million was reflected as goodwill and as a long-term liability in the December 31, 2005 Consolidated Balance sheet. In March 2006, under an amendment to the Efonica Purchase Agreement, the escrowed shares were released to Karamco, subject to a lock-up period until February 15, 2007. During 2006, the Company released approximately 676,000 shares in escrow, which resulted in an increase of stockholders equity of approximately $4.4 million and a reduction to the long-term liability (see Note 17).

Out of the shares issued to Karamco, the Company agreed to register for resale 150,000 shares of common stock in a registration statement. Karamco was restricted from selling in excess of $1 million worth of common stock during the one-year period following the IPO Prospectus Date. If the sale of the 150,000 shares registered resulted in less than $1 million of gross proceeds, the Company is required to pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the registered shares and $1 million (the “Difference Payment”). At December 31, 2005, the Company has paid Karamco $430,000 towards the Difference Payment which is reflected as capital in excess of par value in the accompanying Consolidated Balance Sheet. In the event the Difference Payment is less than $430,000, Karamco is obligated to reimburse the Company for such excess. This obligation is secured by 50,387 shares held in escrow. The time period for the Difference Payment, under the March 2006 amendment to the purchase agreement was extended to March 2007.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Joint Ventures, Acquisitions and Divestitures - (continued)

Jamaica

In December 2004, the Company concluded an agreement to acquire 51% of the common stock of a Jamaican telecommunications company in exchange for $150,000. The company currently holds international and domestic carrier license agreements with the Jamaican government, which enable it to operate as an international carrier through 2013 and as a domestic carrier through 2018.

In October 2006, the Company received an offer to purchase certain assets and liabilities of the holdings in Jamaica. The contract associated with that offer was subsequently defaulted on, and the Company will vigorously pursue legal action associated with this default. Although the Company intends to do business in Jamaica in the future, the Company has reviewed the assets associated with that subsidiary, and as a result of the changes in the Company’s business plan, the Company has impaired approximately $277,000 associated with the assets of this entity during the year ended December 31, 2006.

Turkey

On March 8, 2005, a new wholly owned subsidiary of the Company, Fusion Turkey, LLC entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve Iletism Hizmetleri San. Tic. A.S. (“LDTS”), from the existing shareholders. LDTS possesses a telecommunications license approved by the Turkish Telecom Authority.

During the fourth quarter of 2006, the Company decided to either sell, or wind down and liquidate its Turkey joint venture. This decision was a result of various challenges the Company encountered from an increasingly complicated and constantly changing regulatory in Turkey, which made it very difficult to enter the market. These regulatory difficulties included an unstable environment as well as the selling of Turk-Telecom, which was a government owned entity, to a private company. As a result of this decision, certain assets of this subsidiary were considered impaired and the operations of this subsidiary are being treated as a discontinued operation. See Note 8 for further discussion.

All joint ventures identified above, excluding Estel, have been accounted for under the consolidation method of accounting as the Company maintained a majority equity ownership in the aforementioned joint ventures.

Since the Company maintains operations in foreign countries through its joint ventures, the Company may be subject to exchange control regulations or other impediments to convert foreign currencies into U.S. dollars. In addition, the Company may generate earnings, which may be unable to be repatriated outside the country in which they are earned. As of December 31, 2006, the Company’s joint ventures have not generated profits that would be subject to such restrictions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Investment in Estel

As of December 31, 2006 and 2005, the loss in excess of investment in Estel of approximately $554,000 and $771,000, respectively, represents the Company’s 49% investment in Estel (See Note 4 for further discussion). Loss from investment in Estel was approximately $(185,000), $(542,000), and $(520,000) for the years ended December 31, 2006, 2005 and 2004, respectively. Summarized financial data of Estel is below.

	Years Ended December 31,
	2006	2005

Current assets	$325,000	$449,000
Non-current assets	$336,000	$546,000
Current liabilities	$1,541,000	$1,684,000
Total stockholders’ equity (deficit)	$(880,000)	$(689,000)

	Years Ended December 31,
	2006	2005	2004

Net revenues	$1,715,000	$2,191,000	$2,280,000
Net loss	$(185,000)	$(542,000)	$(520,000)

The investment by the other shareholder of Estel was fully absorbed by its pro rata share of losses during 2001. The Company has continued to fund 100% of Estel’s operations and as a result, the Company has recorded 100% of Estel’s losses for the years ended December 31, 2006, 2005 and 2004 as loss from investment in Estel.

For the years ended December 31, 2006, 2005, and 2004, revenues included approximately $71,416, $201,000, and $321,000, respectively, for VoIP and IP services provided to Estel. At December 31, 2006 and 2005, the amounts due from this joint venture were approximately $431,000 and $29,000, which is net of $414,000 and $834,000 allowance, respectively. These receivables are non-interest bearing, due on demand, and are included in Investment in Estel on the accompanying balance sheets.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Identifiable Intangible Assets

The Company’s goodwill relates primarily to the VoIP to Consumers and Corporations reporting segment. The changes in the amount of goodwill for the years ended December 31, 2006 and 2005, are as follows:

	Year ended December 31
	2006	2005

Beginning balance	$5,118,640	$—
Goodwill for Jamaican acquisition	—	147,419
Goodwill for purchase of Efonica minority interest	—	4,971,221
Impairment of Jamaican acquisition goodwill	(147,419)	—
Ending balance	$4,971,221	$5,118,640

Identifiable intangible assets, net, as of December 31, 2006, are composed of:

Trademarks	$4,588,541
Customer list, net of accumulated amortization of $52,300	246,500
Intellectual property	78,319
$4,913,360

These identifiable intangible assets were acquired in connection with the Company’s purchase of the 49.8% minority interest in its Efonica joint venture. The trademarks are not subject to amortization as they have an indefinite life. Amortization on the customer list during the year ended December 31, 2006 and 2005, was $29,880 and $22,420, respectively. There was no customer list amortization during 2004. The following table presents estimated amortization expense for each of the succeeding calendar years.

2007	$29,880
2008	29,880
2009	29,880
2010	29,880
2011	29,880
Thereafter	97,100
$246,500

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2006 and 2005.

	2006	2005
Prepaid Expense	$440,028	$531,715
Inventory	67,418	63,655
Note receivables	47,313	2,535
Other	67,448	644,361
Total	$622,207	$1,242,266

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations

As discussed in Note 4, the Company decided in the quarter ended September 30, 2006, to dissolve its subsidiary in Turkey. The dissolution and liquidation, or a sale of the entity, should be completed during the first half of 2007. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the operating results of its Turkey joint venture as a discontinued operation in the accompanying Consolidated Financial Statements. The December 31, 2006 and 2005 financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s corporate and unallocated segment. The following is a summary of the operating results of the discontinued operations.

	2006	2005	2004

Gain on settlement of domestic retail telecommunications business liabilities	$140,000	$336,910	$545,215
Depreciation and amortization	(1,049)	—	—
Loss on impairment	(216,201)	—	—
Selling, general and administrative expenses	(61,794)	(120,649)	—
Advertising and marketing	—	(8,914)	—
Other	(29,827)	(340)	—
Income (loss) from discontinued operations	$(168,871)	$207,007	$545,215

Prior to 2006, the Company’s discontinued operations related to Management’s decision in 2001 to cease the operations of its domestic retail telecommunication services business lines. The Company continues its efforts to settle certain of these remaining liabilities. As a result of these efforts, the Company recognized gains of $140,000, $336,910 and $545,215 during the years ended December 31, 2006, 2005 and 2004, respectively. The remaining liability at December 31, 2006 and 2005 of approximately $95,000 and $621,000, respectively, is related to trade payables and accrued expenses associated with the discontinued retail telecommunications services. During the year ended December 31, 2006, the Company paid approximately $386,000 of these outstanding liabilities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Property and Equipment

At December 31, 2006 and 2005, property and equipment is comprised of the following:

	2006	2005

Network equipment, including $804,710 and $1,055,828 under capital and equipment financing leases in 2006 and 2005, respectively	$8,236,466	$6,970,002
Furniture and fixtures	372,431	120,377
Computer equipment and software, including $0 and $52,826 under capital and equipment financing leases in 2006 and 2005, respectively	1,772,267	968,525
Leasehold improvements	3,339,128	2,710,219
Assets in progress, including $0 and $318,262 under capital and equipment financing leases in 2006 and 2005, respectively	542,377	1,445,167
	14,262,669	12,214,290
Less accumulated depreciation and amortization, including $160,942 and $96,110 under capital and equipment financing leases in 2006 and 2005, respectively	(7,840,653)	(7,943,324)
	$6,422,016	$4,270,966

10. Restricted Cash

During July 2006, in connection with the Company’s 75% owned subsidiary in Turkey, the Company provided a Letter of Credit for 250,000 Euros (approximately $325,000) to the Telekomunikasyon Kurumu Telecommunication Administrator. This Letter of Credit is to secure a license to do business as a long distance telecommunication services company in Turkey. The guarantee was effective until January 1, 2007. Since the Company has since discontinued these operations in Turkey (See Note 4), at December 31, 2006, it was in the process of requesting authorization to cancel this Letter of Credit and secure the return of the funds. This letter of credit was cancelled and the funds were received during February 2007.

As of December 31, 2006 and 2005, the Company had approximately $782,000 and $218,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business in Turkey. The letter of credit related to the Turkey business license, which amounted to $325,000 was cancelled in January 2007 and the full amount was received back in February 2007.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2006 and 2005:

	2006	2005

Trade accounts payable	$8,778,068	$6,134,373
Accrued expenses	1,713,482	1,892,216
Interest payable	398,768	334,869
Deferred revenue	239,511	810,837
Short-term financing agreement	172,863	—
Other	158,420	97,046
	$11,461,112	$9,269,341

The deferred revenue balance at December 31, 2005, included approximately $466,000 related to a debt settlement agreement with a domestic carrier. The provisions of the agreement provided that $555,000 due to the carrier would be resolved with a service agreement whereby the carrier will receive a reduced rate for certain minutes of traffic that is passed through the Company’s network through December 2005. The Company and the carrier continued to comply with the terms of this agreement until it was settled in June 2006, at which point the remaining deferred revenue balance of $466,000 was recorded as a gain on settlement of debt (see Note 18). During the years ended December 31, 2005 and 2004, approximately $4,000 and $86,000, respectively, of revenue were recognized in connection with this service agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Debt and Capital Lease/Equipment Financing Obligations

At December 31, 2006 and 2005, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	2006	2005

Promissory notes payable(a)	$150,000	$150,000
Capital lease/equipment financing obligations(b)	1,066,746	1,427,615
Total long-term debt and capital lease/equipment financing obligations	1,216,746	1,577,615
Less current portion	(1,216,746)	(1,569,965)
	$—	$7,650
——————

(a)
During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The debt has not been repaid as of December 31, 2006, as the other party to the settlement agreement has not complied with the terms of the agreement.

(b)
The Company entered into several financing agreements for equipment purchases during 2005 and prior. The Company has imputed an interest rate of 10.0% related to these agreements, which are payable every 90 days over a 12-18 month period. During 2006, the Company entered into a lease agreement of $279,136 to purchase software for $228,800 and support for $50,336. The interest rate is 7.3% and payments are due every 90 days over a 16-month period. During 2006, the Company entered into a short-term financing agreement for $553,888 to purchase certain hardware, software, and software support from an equipment vendor. The payments are due on a monthly basis over a 9-month period. The vendor is charging a 7% finance charge for the $241,000 hardware portion of the purchase. During December 31, 2004, approximately $193,000 of capital lease/equipment financing obligations had been forgiven and recorded to forgiveness of debt (see Note 18 for further discussion). At December 31, 2006 and 2005, approximately $720,000 of the capital lease obligations were in default and accordingly have been classified as currently due.

Future aggregate principal payments on long-term debt and capital lease/equipment financing obligations in the years subsequent to December 31, 2006, are as follows:

Year Ending December 31, 2007	$1,618,522
Total minimum payments	1,618,522
Less amount representing interest	(401,776)
Present value of minimum payments	1,216,746
Less current portion	(1,216,746)
$—

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

13. Income Taxes

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2006, 2005 and 2004. The provision for income taxes consists of the following:

	2006	2005	2004

Deferred
Federal	$(3,989,000)	$2,883,000	$(1,662,000)
State	105,000	(277,000)	(56,000)
	(3,884,000)	2,606,000	(1,718,000)
Change in valuation allowance	3,884,000	(2,606,000)	1,718,000
	$—	$—	$—

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2006	2005	2004
	%	%	%

Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	0.8	2.9	1.1
Other	0.2	(1.9)	(0.1)
Change in valuation allowance	(35.0)	(35.0)	(35.0)
Effective income tax rate	—	—	—

The components of the Company’s deferred tax assets and liability consist of approximately the following at December 31, 2006 and 2005, respectively:

	2006	2005

Deferred tax assets
Net operating losses	$25,047,000	$20,463,000
Allowance for doubtful accounts	443,000	499,000
Accrued liabilities and other	167,000	534,000
Property and equipment	1,303,000	1,580,000
	26,960,000	23,076,000
Deferred tax liability
Property and equipment	—	—
Deferred tax asset, net	26,960,000	23,076,000
Less valuation allowance	(26,960,000)	(23,076,000)
	$—	$—

The Company has available at December 31, 2006 and 2005, approximately $73,667,000 and $60,184,000, respectively, of unused net operating loss carry forwards that may be applied against future taxable income, which expire in various years from 2012 to 2025. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

14. Commitments and Contingencies

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases at December 31, 2006, is approximately as follows:

Year Ending December 31,

2007	$1,333,111
2008	1,283,392
2009	1,316,391
2010	826,793
2011	658,546
Thereafter	2,406,970
$7,825,203

Rent expense for all operating leases was approximately $1,538,000, $1,309,000, and $1,145,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage. The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

The Company has relocated its New York executive offices and expanded its Fort Lauderdale office during 2006. The revised lease terms for both of these offices are reflected in the above lease commitment schedule.

As of December 31, 2006, the Company has outstanding purchase commitments of approximately $102,000.

Legal Matters

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company's private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against the Company: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. A written order of Judgment in favor of the Company and against the plaintiff in the amount of approximately $40,000 was recorded on January 24, 2006. The plaintiffs have filed an appeal of the motion, which is still pending as of the date of this filing.

On March 30, 2006, an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of approximately $1,380,000 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney costs. Management asserted a counterclaim against the vendor which was settled subsequent to year end resulting in the amendment of an existing contract with the vendor. The Company's legal counsel has advised that, at this stage, they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previously accrued by the Company under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in the accompanying financial statements.

The Company is currently undergoing an audit by New York State for franchise and excise taxes, which has not yet been concluded and may result in an indeterminate amount of tax liability, not previously accrued for.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

14. Commitments and Contingencies (continued)

The Company is involved in other claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect of the Company’s financial position.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on the Company's operations or financial condition.

15. Preferred Stock

As of December 31, 2006, the Company has authorized 10,000,000 shares of its stock for the issuance of Preferred Stock. The Company has designated 1,100,000, 1,500,000 and 110,000 shares of $10 Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), $10 Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) and $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”). In addition, during December 2006, the Company designated 10,000 shares of Series A-1 Cumulative Convertible Preferred Stock.

In December 2006, the Company completed the first phase of a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the issuance of a maximum of 10,000 shares of the Company’s newly designated Preferred Stock, Series A-1 at $1,000 per share. The total number of shares of Preferred Stock Series A-1 issued in this private placement was 3,875 shares, for which approximately $3.8 million were received, net of expenses of approximately $67,000 and are being used for working capital. In addition, the Company issued warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share. The terms of the Series A-1 Preferred Stock will pay dividends at 8% and are convertible into Fusion’s common stock at a fixed conversion price of $1.67 per share.

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

Dividends

The holders of the Series A-1 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and as declared by the Board, on January 1 of each year, commencing on January 1, 2008.

Voting

No holders of Preferred Stock had voting rights, except as provided by law.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stock Options and Warrants

Under the Company’s 1998 stock option plan (as amended), the Company has reserved 4,000,000 shares of common stock for issuance to employees at exercise prices determined by the Board of Directors. Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant. As discussed in Note 2, through December 31, 2006.

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

The following summary presents information regarding outstanding options as of December 31, 2006 and changes during the year then ended with regard to all options:

	Number Of Option	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	2,100,798	$3.97		$488,792
Granted in 2006	852,148	$2.48
Expired/cancelled in 2006	(120,400)	$3.59
Outstanding at December 31, 2006	2,832,546	$3.54	5.72 years	$-

Exercisable at December 31, 2006	1,799,446	$4.14	4.57 years	$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stock Options and Warrants (continued)

Exercise Prices	Number of options	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.17-2.28	253,861	9.08 years	$ 2.03	5,000	$ 2.28
$2.46-2.46	652,958	5.92 years	$ 2.46	305,863	$ 2.46
$2.65-3.15	635,730	5.73 years	$ 2.88	215,873	$ 3.14
$3.22-3.75	54,998	8.09 years	$ 3.56	37,711	$ 3.70
$4.38-6.45	1,234,999	4.82 years	$ 4.76	1,234,999	$ 4.76
	2,832,546			1,799,446

The weighted-average estimated fair value of stock options granted was $ 3.54, $ 3.97 and $ 5.42 during the years ended December 31, 2006, 2005 and 2004 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $0, $97,502 and $ 0, respectively. As of December 31, 2006, there was approximately $826,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 2.46 years.

The Company, as part of various debt and other agreements, have issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during 2006, 2005 and 2004:

	Number of Shares	Per Share Warrant Price	Weighted Average Warrant Price

Shares under warrants at January 1, 2004	252,758	$0.04-8.75	$3.33
Issued in 2004
Shares under warrants at December 31, 2004	33,820	2.28-8.75	5.53
Issued in 2005	286,578	0.04-8.75	3.61
Exercised in 2005	7,281,838	6.45	6.45
Expired in 2005	(28,572)	2.98	2.98
Shares under warrants at December 31, 2005	(77,409)	2.98-8.75	4.15
Issued in 2006	7,462,435	0.04-6.45	6.37
Exercised in 2006	1,160,204	1.67	1.67
Expired in 2006	(14,286)	0.04	0.04
Shares under warrants at December 31, 2006	(19,644)	2.98-3.50	3.36
	8,588,709	$1.67-3.57	$5.75

All warrants are fully exercisable upon issuance other than the IPO warrants, which could not be exercised until the first anniversary of the date of the IPO.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Equity Transactions

During November 2006, $90,000 in payments due to Xtreme VoIP Corp. was paid with the issuance of 52,254 shares of common stock; as a result of certain earn outs having been met.

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted common stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares were being held in escrow until the sixth (6th) month anniversary, at which time 12,500 shares were released. The remaining 12,500 shares will be released during 2007 as the agreement has not been terminated, pursuant to the Company’s right to terminate. The $99,375 expense associated with the 37,500 shares given to the consultant during 2006 was amortized over the nine-month term.

As discussed further in Note 4, during March 2006, 675,581 shares of common stock held in escrow related to the acquisition of the minority interest in Efonica were released.

During March 2006, 14,286 shares of Common Stock were issued upon the exercise of a warrant to purchase the shares at a price of $0.035 per share.

18. Settlements of Debt

During 2006, the Company recognized a gain on settlement of debt of approximately $466,000. This was related to an agreement that the Company had previously entered into in 2003 with a vendor. The provisions of the original agreement provided that $555,000 due to the vendor would be resolved with a service agreement whereby the vendor received a reduced rate for services purchased from the Company through December 2005. The Company and the vendor continued to comply with the terms of this agreement until it was settled as discussed below. Since the inception of the settlement agreement, approximately $89,000 of the deferred revenue was recognized in connection with this service agreement. During June 2006, the service agreement was cancelled and the vendor released the Company of all remaining indebtedness under the December 2003 settlement agreement. Consequently, the remaining deferred revenue balance of approximately $466,000 was recorded as a gain on settlement of debt.

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

19. Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board. No contributions to the profit sharing plan were made for the years ended December 31, 2006, 2005 and 2004.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Related Party Transactions

During the year ended December 31, 2006, the Company borrowed $100,000 from a stockholder of the Company, which was repaid on December 1, 2006. Interest was paid based upon an 8% interest rate.

During the year ended December 31, 2006, the Company entered into a promissory note agreement with a relative of an executive officer of the Company for the purpose of initiating operations in a foreign country. The promissory note is for $29,177, which is payable to the Company on demand.

Also during the year ended December 31, 2006, the Company received $655,000 from the members of its Board of Directors associated with the private placement for Preferred Stock, Series A-1 (See note 15).

At December 31, 2004, the Company had an aggregate of approximately $1,700,000 of long-term debt due to stockholders of the Company. In addition, the Company had approximately $539,000 of accrued interest outstanding on this related debt as of December 31, 2004. This debt and all interest accrued on the date of repayment was repaid during 2005. Interest expense related to this debt was approximately $18,000 and $230,000, for the years ended December 31, 2005 and 2004, respectively.

21. Concentrations

Major Customers

During 2006, three customers of the Company accounted for revenues exceeding 46% in total and at least 5% individually of the Company’s total revenues for 2006. During 2005, six customers of the Company accounted for revenues exceeding 53% in total and at least 5% individually of the Company’s total revenues for 2005. During 2004, two customers of the Company accounted for revenues exceeding 21% in total and at least 5% individually of the Company’s total revenues for 2004. These customer revenues were all in the traditional voice and VoIP to carrier segments. Revenues earned from these customers were approximately $21,665,000 in 2006, $26,051,000 in 2005, and $10,479,000 in 2004. At December 31, 2006, 2005 and 2004, the amounts owed to the Company by these customers were approximately $4,398,000, $1,951,000, and $1,429,000, respectively.

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

During 2006, 2005 and 2004, the Company generated approximate revenue from continuing operations from customers in the following countries:

	2006	2005	2004

United States	$42,559,000	$44,166,000	$46,248,000
Other	4,528,000	5,199,000	3,310,000
	$47,087,000	$49,365,000	$49,558,000

At December 31, 2006 and 2005, the Company had foreign long-lived assets in foreign countries as follows:

	2006	2005
Jamaica	$129,000	$245,000

Revenues by geographic area are based upon the location of the customers. The foreign long-lived assets by geographic area represent those assets physically used in the operations in each geographic area.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Segment Information

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker. In previous years, the Company had three reportable segments with Consumers, Corporations and Other broken out into two separate segments. Since the Company’s Chief Operating Decision Maker currently reviews these segments as one, the segment disclosures for the year ended December 31, 2005 have been presented in a consistent manner.

The Company’s segments and their principal activities consist of the following:

Voice to Carriers - Voice to Carriers includes VoIP to Carriers, which is the termination of voice telephony minutes by the Internet, as well as traditional voice termination. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers. Traditional termination of voice telephony minutes from or to the countries served by the Company utilizes Time Division Multiplexing (TDM) and “circuit-switched” technology. Typically, this will include interconnection with traditional telecommunications carriers either located internationally, or those carriers that interconnect with the Company at its U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

Consumers, Corporations and Other - The Company provides VoIP services targeted to end-users and corporations, primarily through its Efonica brand. The Company offers services that permit consumers or corporations to originate calls via IP telephones or telephone systems that use the Internet for completion to standard telephone lines anywhere in the world. It provides PC-to-phone service that utilizes the Internet to allow consumers to use their personal computers to place calls to the telephone of their destination party. Additionally, the Company provides Internet connectivity to telecommunications carriers, Internet service providers, government entities, and multinational customers via its POPs in the U.S. and India, and through its partners elsewhere. The Company also offers point-to-point private lines, virtual private networking, and call center communications services to customers in its target markets.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Segment Information (continued)

Operating segment information for 2006 and 2005 is summarized as follows:

	2006
	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated

Revenues	$43,646,206	$3,440,858	$—	$47,087,064
Cost of revenues (exclusive of depreciation and amortization)	$(40,024,199)	$(2,439,525)	$—	$(42,463,724)
Depreciation and amortization	$(1,230,331)	$(166,763)	$—	$(1,397,094)
Loss on impairment	$—	$(867,212)	$—	$(867,212)
Selling, general and administrative	$(8,557,961)	$(5,908,256)	$(336,845)	$(14,803,062)
Advertising and marketing	$(73,530)	$(1,262,215)	$—	$(1,335,745)
Other income (expense)	$311,586	$285,856	$—	$597,442
Loss from continuing operations	$(5,928,229)	$(6,917,257)	$(336,845)	$(13,182,331)
Income from discontinued operations	$84,000	$(252,871)	$—	$(168,871)
Net income (loss)	$(5,844,229)	$(7,170,128)	$(336,845)	$(13,351,202)
Assets	$11,664,585	$13,129,701	$2,779,014	$27,573,300
Capital Expenditures	$983,700	$2,315,498	$—	$3,299,198

	2005
	Voice to Carriers	Consumers Corporations and Other	Corporate & Unallocated	Consolidated

Revenues	$43,608,538	$5,756,004	$—	$49,364,542
Cost of revenues (exclusive of depreciation and amortization)	$(41,070,944)	$(3,977,973)	$—	$(45,048,917)
Depreciation and amortization	$(1,455,548)	$(54,624)	$—	$(1,510,172)
Selling, general and administrative	$(7,827,601)	$(3,721,024)	$(85,088)	$(11,633,713)
Advertising and marketing	$(11,358)	$(164,367)	$—	$(175,725)
Other income (expense)	$(517,130)	$(80,966)	$—	$(598,096
Loss from continuing operations	$(7,274,043)	$(2,242,950)	$(85,088)	$(9,602,081)
Income from discontinued operations	$202,146	$4,861	$—	$207,007
Net income (loss)	$(7,071,897)	$(2,238,089)	$(85,088)	$(9,395,074)
Assets	$7,516,881	$10,775,423	$16,093,423	$34,385,779
Capital Expenditures	$1,492,525	$197,002	$187,725	$1,877,252

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective percent utilization of the resources. The amounts reflected as Corporate & Unallocated represent those expenses that were not appropriate to allocate to each product line.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events

There have been no subsequent events to report.

24. Selected Quarterly Results (Unaudited)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$9,522,158	$10,543,112	$11,728,524	$15,293,270
Operating loss	$(2,990,639)	$(3,349,123)	$(3,755,453)	$(3,684,558)
Interest income	$133,461	$102,117	$58,694	$24,061
Interest expense	$(30,000)	$(29,514)	$(30,972)	$(23,520)
Gain (loss) on settlements of debt	$—	$465,854	$—	$—
Net loss	$(2,954,060)	$(2,801,691)	$(3,926,049)	$(3,669,402)
Basic and diluted net loss per common share applicable to common stockholders	$(0.11)	$(0.10)	$(0.15)	$(0.14)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$11,929,052	$19,259,891	$9,123,742	$9,051,857
Operating loss	$(2,206,801)	$(1,893,855)	$(2,315,426)	$(2,587,903)
Interest income	$56,327	$126,543	$139,733	$151,506
Interest expense	$(332,130)	$(35,163)	$(32,457)	$(34,999)
Gain (loss) on settlements of debt	$—	$5,340	$52,539	$(133,806)
Net loss	$(2,465,591)	$(1,900,881)	$(2,341,140)	$(2,687,462)
Basic and diluted net loss per common share applicable to common stockholders	$(0.12)	$(0.07)	$(0.09)	$(0.10)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Reserves	Balance at End of Period

Allowance for Doubtful Accounts for the Years Ended:
December 31, 2006(1)	$1,247,535	$404,750	$543,952	$1,108,333
December 31, 2005(1)	1,058,414	350,434	161,313	1,247,535
December 31, 2004(1)	687,490	780,479	409,555	1,058,414

Tax Valuation Account for the Years Ended:
December 31, 2006	$23,076,000	$3,884,000	$—	$26,969,000
December 31, 2005	25,682,000	—	2,606,000	23,076,000
December 31, 2004	23,964,000	1,718,000	—	25,682,000

——————
(1)
Additions charged to expense and balance at end of period includes amounts associated with the Company’s equity investment in Estel. This allowance is net against the liability balance that is included in Investment in Estel on the Company’s Consolidated Balance Sheets.