Form 10-Q
period 2007-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2007-05-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of May 2, 2007, is as follows:

Title of each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	26,971,465
Redeemable Common Stock Purchase Warrants	7,641,838

Fusion Telecommunications International, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(un-audited)
ASSETS
Current assets
Cash and cash equivalents	$1,674,880	$2,743,155
Accounts receivable, net of allowance for doubtful accounts of approximately $827,000 and $694,000 in March 31, 2007 and December 31, 2006, respectively	4,053,774	6,743,753
Restricted cash	40,000	365,000
Prepaid expenses and other current assets	764,923	622,207
Assets held for sale	129,231	129,231
Total current assets	6,662,808	10,603,346
Property and equipment, net	6,415,852	6,422,016
Other assets
Security deposits	141,868	141,868
Restricted cash	416,566	416,566
Goodwill	4,971,221	4,971,221
Intangible assets, net	4,903,336	4,913,360
Other assets	101,991	104,923
Total other assets	10,534,982	10,547,938
TOTAL ASSETS	$23,613,642	$27,573,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$150,000	$150,000
Capital lease/equipment financing obligations, current portion	1,117,986	1,066,746
Accounts payable and accrued expenses	10,240,330	11,461,112
Investment in Estel	487,652	554,286
Liabilities of discontinued operations	95,085	95,085
Total current liabilities	12,091,053	13,327,229
Long-term liabilities	767,451	800,113
Commitments and contingencies:
Stockholders’ Equity
Preferred stock, Series A-1, $0.01 par value, 10,000 shares authorized, 3,875 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	39	39
Common stock, $0.01 par value, 105,000,000 shares authorized, 26,971,465 shares issued and 26,958,965 shares outstanding in March 31, 2007 and December 31, 2006, respectively	269,590	269,590
Common stock, Class A, $0.01 par value, 21,000,000 shares authorized, 0 shares issued and outstanding in March 31, 2007 and December 31, 2006, respectively	—	—
Capital in excess of par value	114,652,926	114,514,725
Accumulated deficit	(104,167,417)	(101,338,396)
Total stockholders’ equity	10,755,138	13,445,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,613,642	$27,573,300

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended March 31,
	2007	2006
	(un-audited)	(un-audited)

Revenues	$13,205,954	$9,522,158
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	12,085,771	8,605,303
Depreciation and amortization	392,182	230,540
Selling, general and administrative expenses	3,427,369	3,653,963
Advertising and marketing	82,215	22,992
Total operating expenses	15,987,537	12,512,798
Operating loss	(2,781,583)	(2,990,640)

Other income (expense):
Interest income	20,710	133,461
Interest expense	(23,148)	(30,000)
Loss from investment in Estel	(45,000)	(37,558)
Other	—	(10,447)
Minority interests	—	6,292
Total other income (expense)	(47,438)	61,748
Loss from continuing operations	(2,829,021)	(2,928,892)
Discontinued operations:
Income from discontinued operations	—-	(25,168)
Net loss	$(2,829,021)	$(2,954,060)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.10)	$(0.11)
Income from discontinued operations	—	—
Net loss per common share	$(0.10)	$(0.11)
Weighted average shares outstanding
Basic and diluted weighted average shares outstanding	26,958,965	26,195,614

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
	(un-audited)	(un-audited)
Cash flows from operating activities:
Net loss	$(2,829,021)	$(2,954,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from disposal of fixed assets	—	7,455
Depreciation and amortization	392,182	230,890
Bad debt expense, net	27,404	(38,250)
Stock based compensation	171,326	216,732
Loss from investment in Estel	45,000	37,558
Minority interests	—	(6,292)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	2,557,576	(181,698)
Prepaid expenses and other current assets	(142,716)	52,938
Other assets	2,931	4,982
Accounts payable and accrued expenses	(1,451,849)	(54,398)
Liabilities of discontinued operations	—	(384,271)
Other long-term liabilities	(32,662)	—
Net cash used in operating activities	(1,259,829)	(3,068,414)

Cash flows from investing activities
Purchase of property and equipment	(285,545)	(327,909)
Advances to Estel	(14,773)	(32,302)
Payments from Estel	8,139	20,137
Returns of (payments for) security deposits	—	(3,000)
Repayments of (payments for) restricted cash	325,000	(238,390)
Net cash provided by (used in) investing activities	32,821	(581,464)

Cash flows from financing activities
Proceeds from exercise of warrants	—	500
Proceeds from advance subscriptions	200,000	—
Payments of long-term debt and capital lease/equipment financing obligations	(41,267)	(305,394)
Net cash provided by (used in) financing activities	158,733	(304,894)
Net increase (decrease) in cash and cash equivalents	(1,068,275)	(3,954,772)
Cash and cash equivalents, beginning of period	2,743,155	14,790,504
Cash and cash equivalents, end of period	$1,674,880	$10,835,732

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Three months ended March 31,
	2007	2006
	(un-audited)	(un-audited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,471	$22,980
Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases/equipment financing obligations	$92,507	$—
Release of Efonica shares from escrow	$—	$4,357,497
Issuance of restricted stock for consulting services	$—	$66,250
Liability for acquisition of Intellectual Property Transfer Agreement	$—	$165,000

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed notes to consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for Fusion Telecommunications International, Inc. and its Subsidiaries (the “Company”). These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the year.

During the three months ended March 31, 2007 and 2006, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

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

Unexercised stock options to purchase 3,936,235 and 2,673,046 shares of the Company’s common stock as of March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 8,948,709 and 7,808,149 shares of the Company’s common stock as of March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Stock-Based Compensation

The company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). The impact on the Company’s results of operations of recording stock-based compensation expense for the three-months ended March 31, 2007 and 2006, was $138,201 and $204,232, respectively, which is included in selling, general and administrative expenses.

During the three months ended March 31, 2007, the Board of Directors voted to amend its 1998 Stock Option Plan (“Plan”) to increase the number of shares of Common Stock available under the Plan from 4,000,000 to 7,000,000. However, the Plan will not be amended until the shareholders approve the increase at the next annual shareholders meeting scheduled to be held on July 12, 2007.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation (continued)

 The following table summarizes stock option activity for the three months ended March 31, 2007:

Activity	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,832,546	$3.54

Granted	1,139,850	0.69

Cancelled or expired	(36,161)	2.46

Outstanding at March 31, 2007	3,936,235	2.72	6.48	$22,587
Exercisable at March 31, 2007	1,977,524	$4.01	4.48	$-

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0.0%	0.0%
Stock volatility	81.7%	82%
Average Risk-free interest rate	4.52%	4.6%
Average option term	4	4

As of March 31, 2007, there was approximately $1,280,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans, which is expected to be recognized over a weighted-average period of 2.52 years.

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

Reclassifications

Certain reclassifications have been made to the 2006 amounts to conform to the 2007 presentation.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Going Concern

At March 31, 2007, the Company had a working capital deficit of approximately $5,428,000 and an accumulated deficit of approximately $104,167,000. The Company has continued to sustain losses from operations, and for the three months ended March 31, 2007 and 2006 has incurred net losses of approximately $2,829,000 and $2,954,000, respectively. In addition, the Company has not generated positive cash flow from operations since inception. The Company is reviewing options to raise additional capital through debt and/or equity financing. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. Subsequent to March 31, 2007, the Company raised $3.375 million from its second phase of the private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities which could result, should the Company be unable to continue as a going concern.

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

Under its original terms, the purchase price ranged between a minimum of $5.4 million and a maximum of $14.3 million. At closing, Karamco received cash of $500,000 and shares equal to the Base Purchase Price determined by the initial price of common stock at the date of the Company’s IPO. The Base Purchase Price was equal to 49.8% of the initial estimated valuation of Karamco, or approximately $9.8 million. At the date of the IPO, approximately 1.44 million of shares were issued under this agreement, of which Karamco received approximately 765,000 shares, and approximately 676,000 shares were held in escrow. During 2005, approval was given to release the shares then being held in escrow. Consequently, the value of these shares of approximately $4.4 million was reflected as goodwill and as a long-term liability in the December 31, 2005 Consolidated Balance Sheet. In March 2006, under an amendment to the Efonica Purchase Agreement, the escrowed shares were released, subject to a lock-up period until February 15, 2007. The release of the 675,581 shares in escrow resulted in an increase to stockholders’ equity of approximately $4.4 million and a reduction to the recorded long-term liability.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the shares issued to Karamco, the Company agreed to register for resale 150,000 shares of common stock in a registration statement. Karamco was restricted from selling in excess of $1 million worth of common stock during the one-year period following the Company’s IPO Prospectus Date. If the sale of the 150,000 shares registered results in less than $1 million of gross proceeds, the Company is required to pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the registered shares and $1 million (the “Difference Payment”). Through December 31, 2006, the Company had paid Karamco $430,000 towards the Difference Payment which is reflected as capital in excess of par value in the consolidated financial statements. The remainder of the Difference Payment was paid on May 9, 2007 in the amount of $171,852.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(un-audited)

Prepaid expenses	$562,968	$440,028
Inventory	76,351	67,418
Notes receivables	47,763	47,313
Other	77,841	67,448
	$764,923	$622,207

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(un-audited)

Trade accounts payable	$7,313,939	$8,778,068
Accrued expenses	1,906,121	1,713,482
Interest payable	416,444	398,768
Deferred revenue	164,653	239,511
Short-term financing agreement	125,675	172,863
Other	313,498	158,420
	$10,240,330	$11,461,112

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Long-term debt and capital lease/equipment financing obligations

At March 31, 2007 and December 31, 2006, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	March 31, 2007	December 31, 2006
	(un-audited)

Promissory notes payable	$150,000	$150,000
Capital lease/equipment financing obligations	1,117,986	1,066,746
Total long-term debt and capital lease/equipment obligations	1,267,986	1,216,746
Less current portion	(1,267,986)	(1,216,746)
	$—	$—

Promissory note payable

During February 2004, the Company entered into a settlement agreement for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of March 31, 2007, as the other party to the settlement agreement has not complied with the terms of the agreement.

Capital lease/equipment financing obligations

On March 6, 2007, the Company entered into an agreement to purchase certain hardware, software and software support for approximately $251,000. The Company paid approximately $158,000 in cash and financed the remaining balance. The interest rate is 10% and payments are due on a monthly basis over a 10-month period.

At March 31, 2007 and December 31, 2006, approximately $720,000 of the capital lease obligations were in default and accordingly have been classified as currently due. See Legal Matters section of Note 10 below for further discussion.

Future aggregate principal payments as of for the Company’s debt and capital lease/equipment financing obligations as of March 31, 2007 are as follows:

Total minimum payments due during the period ended March 31, 2007	$1,682,510
Less amount representing interest	(414,524)
Present value of minimum payments	1,267,986
Less current portion	(1,267,986)
$—

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Stock

As of December 31, 2006, the Company has authorized 10,000,000 shares of its Preferred Stock. The Company has designated 1,100,000, 1,500,000 and 110,000 shares of $10 Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), $10 Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) and $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”).

As of March 31, 2007, there were 0 shares issued and outstanding for both Series A Preferred Stock and Series B Preferred Stock.  In addition, during December 2006, the Company designated 10,000 shares of Series A-1 Cumulative Convertible Preferred Stock (“Series A-1 Preferred Stock”).

In December 2006, the Company completed the first phase of a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the issuance of a maximum of 10,000 shares of the Company’s newly designated Preferred Stock, Series A-1 Preferred Stock at $1,000 per share. The total number of shares of Preferred Stock Series A-1 Preferred Stock issued in this private placement was 3,875 shares, for which approximately $3.8 million were received, net of expenses of approximately $67,000 and are being used for working capital. In addition, the Company issued warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share. The terms of the Series A-1 Preferred Stock will pay dividends at 8% and are convertible into Fusion’s common stock at a fixed conversion price of $1.67 per share.

During the three months ended March 31, 2007, the Company started its second phase of the private placement for the purpose of raising working capital for the Company’s operations. As of March 31, 2007, the second phase of the private placement was not completed, however, the Company collected $220,000 as of March 31, 2007 and is included in accrued expenses as of March 31, 2007. In addition, the Company collected $3.155 million subsequent to March 31, 2007. The second phase of the private placement was subsequently concluded on May 9th, 2007.  The Company issue 3,375 shares of Series A-Z cumulative convertible Preferred Stock (See Note 2 below for further discussion).

8.	Equity Transactions

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted common stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares were held in escrow until the sixth (6th) month anniversary at which time 12,500 shares were released. The remaining 12,500 shares will be released in 2007, as the agreement has not been terminated, pursuant to the Company’s right to terminate. In addition, the remaining expense balance of $33,125 was amortized during the three months ended March 31, 2007.

9.	New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and Contingencies

Legal Matters

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company's private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against the Company: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. A written order of Judgment in favor of the Company and against the plaintiffs in the amount of approximately $40,000 was recorded on January 24, 2006. The plaintiffs have filed an appeal of the motion, which is still pending as of the date of this filing.

On March 30, 2006, a financing company affiliated with an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of approximately $1,380,000 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney’s fees and costs. The Company asserted a counterclaim against the vendor which was settled subsequent to the year ended 2006, resulting in the amendment of an existing contract with the vendor. The Company's legal counsel has advised that, at this stage, they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previously accrued by the Company under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in the accompanying financial statements.

On or about February 9, 2007, the Company filed a complaint against Patrick S. Dallas, InfoTel Holdings, Ltd., Phil Walton and John Does 1-5 in the Supreme Court of the State of New York (Fusion Telecommunications International, Inc. vs. Patrick S. Dallas, et al., Index No. 2007001836) seeking damages associated with Mr. Dallas’ sale of Convergent Technologies Ltd. Stock to us and InfoTel’s breach of its October 2006 agreement to purchase Fusion Jamaica Limited’s equipment in Jamaica and assume the real property lease in Jamaica. The Company believes Mr. Dallas owns or controls InfoTel. This complaint asserted the following claims for relief: Breach of Contract (the Stock Purchase Agreement); Breach of Mr. Dallas’ Employment Agreement; Breach of Mr. Dallas’ Non-Solicitation and Non-Compete Agreement; Breach of Contract (the InfoTel Agreement); Diversion and Waste of Corporate Assets; Conversion: Scheme to Defraud and Deceive and Demand for Accounting; Fraudulent Misconduct with Intent to Defraud (the Stock Purchase Agreement); Fraudulent Misconduct with Intent to Defraud (the InfoTel Agreement); Indemnification (the Stock Purchase Agreement); and Indemnification (the InfoTel Agreement). The Company's legal counsel has advised that, at this state, they cannot accurately predict the likelihood of an unfavorable outcome, or quantify the amount or range of damages the Company would be entitled to receive if the Company was to prevail

The Company is currently undergoing an audit by New York State for franchise and excise taxes, which has not yet been concluded, and may result in an indeterminate amount of tax liability, not previously accrued for.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s operations or financial condition.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

As of March 31, 2007 and December 31, 2006, the Company had approximately $457,000 and $782,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business in Turkey. The letter of credit related to the Turkey business license, which amounted to $325,000 was cancelled in January 2007 and the full amount was returned in February 2007.

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

The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the Chief Operating Decision Makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker. In previous years, the Company had three reportable segments with Consumers, Corporations and Other broken out into two separate segments. Since the Company’s Chief Operating Decision Maker currently reviews these segments as one, the segment disclosures for the three months ended March 31, 2006 have been presented in a consistent manner.

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

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective percent utilization of those resources. The amounts reflected as Corporate and unallocated represent those expenses that were not appropriate to allocate to each product line.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment Information - (continued)

Operating segment information for the three months ended March 31, 2007 and 2006 is summarized as follows:

Three months ended March 31, 2007

	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated
Net revenues	$12,758,680	$447,274	$—	$13,205,954
Cost of revenues (exclusive of depreciation and amortization)	$(11,777,140)	$(308,631)	$—	$(12,085,771)
Depreciation and amortization	$(313,863)	$(78,319)	$—	$(392,182)
Selling, general and administrative	$(2,098,273)	$(1,324,600)	$(4,496)	$(3,427,369)
Advertising and marketing	(15,927)	(66,288)	—	(82,215)
Total Other income (expense)	$(46,460)	$(978)	$—	$(47,438)
Net income (loss) from continuing operations	$(1,492,983)	$(1,331,542)	$(4,496)	$(2,829,021)
Income (Loss) from discontinued operations	—	—	—	—
Net Income (Loss)	(1,492,983)	(1,331,542)	(4,496)	(2,829,021)
Capital Expenditures	$217,498	$68,047	$—	$285,545

Three months ended March 31, 2006

	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated
Net revenues	$8,334,572	$1,187,586	$—	$9,522,158
Cost of revenues (exclusive of depreciation and amortization)	$(7,785,276)	$(820,027)	$—	$(8,605,303)
Depreciation and amortization	$(214,934)	$(15,606)	$—	$(230,540)
Selling, general and administrative	$(2,135,015)	$(1,350,705)	$(168,243)	$(3,653,963)
Advertising and marketing	(11,251)	(11,741)	—	(22,992)
Total Other income (expense)	$24,814	$36,934	$—	$61,748
Net income (loss) from continuing operations	$(1,787,090)	$(973,559)	$(168,243)	$(2,928,892)
Income (Loss) from discontinued operations	—	(25,168)	—	(25,168)
Net Income (Loss)	(1,787,090)	(998,727)	(168,243)	(2,954,060)
Capital Expenditures	$70,301	$144,523	$113,085	$327,909

Assets
March 31, 2007	$9,065,137	$12,840,027	$1,708,478	$23,613,642
December 31,2006	$11,664,585	$13,129,701	$2,779,014	$27,573,300

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Subsequent Events

On May 9, 2007, the Company completed the second round of its private placement financing. The Company issued 3,375 shares of Series A-2 cumulative convertible Preferred Stock for which $3.375 million was received, $0.22 million during the three months ended March 31, 2007 and $3.155 million subsequent to March 31, 2007. In addition, the Company issued warrants to purchase 2,033,133 shares of common stock exercisable at $.83 per share. The preferred stock will pay dividends at 8% per annum and will be convertible into Fusion’s common stock at a fixed price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction. Investors will also receive warrants equal to 50% of the shares to be issued upon conversion. The warrants will have a fixed exercise price of $0.83.

In addition, the Company exercised it’s option to sell an additional $3 million of Units (30 Units), upon the same terms and conditions as set forth in the Private Placement Subscription Agreement, and accordingly, extended the Offering Period up to and including June 8, 2007. Subsequent to March 31, 2007 the Company received an additional $0.7 million toward that over-allotment option from a strategic investor.

On May 10, 2007, Mr. Roger Karam, CEO of Efonica FZ-LLC, wholly-owned subsidiary of the Company, and President of the Company’s VoIP division, resigned from his position and entered into a consulting agreement with the Company. As a consultant, Mr. Karam will work with the Company’s CEO to develop sales opportunities and business development opportunities. The consulting agreement is for a period of one year and will automatically renew on a three-month basis after the expiration of the initial term. Mr. Karam will be entitled to a consulting fee of $250,000 per year, and a bonus of 25% of his consulting fee, if the VoIP services to consumers grows at least 15% for each of the next three consecutive quarters.

  On May 15, 2007, the Company completed the sale of it 49% equity ownership of Estel Communications Pvt. Ltd. (“Estel”) to Karuturi Networks Limited.  Estel is organized under the laws of India, and has its offices in New Delhi, India.  As consideration, the Company received approximately $485,000 in proceeds from the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements; within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months ended Ended March 31,
	2007	2006

Revenues	$13,205,954	$9,522,158
Operating Expenses:
Cost of Revenues	12,085,771	8,605,303
Depreciation and amortization	392,182	230,540
Selling, general and administrative expenses	3,427,369	3,653,963
Advertising and marketing	82,215	22,992
Total other operating expenses	15,987,537	12,512,798
Operating loss	(2,781,583)	(2,990,640)

Other income (expense):
Interest income	20,710	133,461
Interest expense	(23,148)	(30,000)
Loss from investment in Estel	(45,000)	(37,558)
Other from investment in Estel	—	(10,447)
Minority interests	—	6,292
Total other income (expense)	(47,438)	61,748

Loss from continuing operations	(2,829,021)	(2,928,892)
Loss from discontinued operations	—	(25,168)
Net loss	$(2,829,021)	$(2,954,060)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	91.5%	90.4%
Depreciation and amortization	3.0%	2.4%
Selling, general and administrative expenses	26.0%	38.4%
Advertising and marketing	0.6%	0.2%
Total other operating expenses	(121.1)%	(131.4)%
Operating loss	(21.1)%	(31.4)%

Other income (expense):
Interest income	0.2%	1.4%
Interest expense	(0.2)%	(0.3)%
Loss on equity investment	(0.3)%	(0.4)%
Other	-%	(0.1)%
Minority interests	-%	0.1%
Total other income (expense)	(0.3)%	0.7%
Loss from continuing operations	(21.4)%	(30.7)%
Loss from discontinued operations	0.0%	(0.3)%
Net loss	(21.4)%	(31.0)%

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a primary focus in the last several years on VoIP terminations to the emerging markets. We focus on growing our existing customer base, which is primarily U.S based, as well as the addition of new customers, and the establishment of direct VoIP terminating arrangements with telecommunication carriers in emerging markets and around the world. Although we believe that this business continues to be of value to our strategy, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (primarily VoIP to consumers and corporations), and market them to, or in conjunction with, distribution partners on a direct, co-branded or private label basis.

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

Company Highlights

The following summary of significant events during the three months ended March 31, 2007 and 2006, highlight the accomplishments and events that have influenced our performance during the respective periods.

Three Months Ended March 31, 2007

•
Efonica VoIP products at CeBIT - Showcasing Efonica VoIP services, including retail and corporate focused VoIP solution to CeBIT (the world’s largest trade fair showcasing digital IT and telecommunications solutions for home and work environments).

•	Efonica subscribers exceed 1,000,000 - Since launching our new Efonica VoIP service on June 19, 2006, we have registered more than one million subscribers.

Three Months Ended March 31, 2006

•	Acquired Proprietary Technology - Acquired Proprietary Directed SIP Peer-to-Peer Technology that will enable us to enter the free service VoIP market segment.

•	Completed Initial Buildout - Completed initial infrastructure buildout of the major network elements of our new retail infrastructure and have Beta customers using VoIP service.

•	New Partnership - Announced partnership with AnchorFree to market VoIP services to users of large wireless Internet access network.

The information in our period-to-period comparisons below represents only our results from continuing operations.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006.

Revenues

Consolidated revenues were $13.2 million during the three months ended March 31, 2007, compared to $9.5 million during the three months ended March 31, 2006, an increase of $3.7 million or 38.7%.

Revenues for Voice to Carriers increased $4.5 million or 53.1%, to $12.8 million during the three months ended March 31, 2007 from $8.3 million during the three months ended March 31, 2006. The increase revenues were the result of an increase in voice traffic as well as an increase in rates compared to the same quarter of 2006. We expect the revenue from our Voice to Carriers segment to continue to increase in future quarters.

Revenues for Consumers, Corporations and Other decreased $0.8 million or 62.3% to $0.4 million during the three months ended March 31, 2007, from $1.2 million during the three months ended March 31, 2006. This decrease was mainly due to technical difficulties encountered in the development of our Efonica retail services platform, which held back the growth in this service and also due to the cancellation of a government contract and the loss of one customer’s Internet circuit. We expect the technical issues with the new retail VoIP platform to be resolved during this year, and we expect this segment’s revenues to grow significantly during the next few years.

Cost of Revenues

Consolidated cost of revenues increased $3.5 million or 40.4% to $12.1 million during the three months ended March 31, 2007 from $8.6 million during the three months ended March 31, 2006. Approximately $4 million of this increase or 51.3% was attributable to an increase in Voice to Carriers. This increase was partially offset by a decrease in the cost of revenues for Consumers, Corporations and Other by $0.5 million or 62.4%, which went to $0.3 million during the three months ended March 31, 2007 from $0.8 million during the first three months ended March 31, 2006, consistent with the revenue decrease.

The consolidated gross margin percentage remained fairly consistent with the first quarter of 2006; it went to 8.5% during the three months ended March 31, 2007 from 9.6% during the three months ended March 31, 2006. Gross margin for Voice to Carriers increased by $0.4 million, which was partially offset by a decrease in the gross margin for Consumers, Corporations and Other of $0.2 million.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million or 70.1% to $0.4 million during the three months ended March 31, 2007, from $0.2 million during the three months ended March 31, 2006. Our depreciation expense increased as more assets were acquired to support the retail platform during the 2nd quarter of 2006.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million or 6.2% to $3.4 million during the three months ended March 31, 2007, from $3.6 million during the three months ended March 31, 2006. This decrease is primarily attributed to decreased salaries, benefits and other personnel related expenses of approximately $0.5 million as a result of the Company’s increased focus on cost containment, partially offset by increased expenditures associated with the development of the Company’s new retail products.

Advertising and Marketing. Advertising and marketing expenses increased $59,000 or 257.6% to $82,000 during the three months ended March 31, 2007, from $23,000 during the three months ended March 31, 2006 as we continued our marketing plan for free VoIP services. The advertising and marketing campaign of our Efonica product began more aggressively during the second quarter of 2006.

Operating Loss. Our operating loss decreased $0.2 million or 7.0% to a loss of $2.8 million during the three months ended March 31, 2007, from a loss of $3.0 million during the three months ended March 31, 2006. The decrease in operating loss was primarily attributable to the increased revenues, the increased gross margin and reduced selling, general and administrative expenses.

Other Income (Expense). Total other income (expense) changed from other income of approximately $0.06 million during the three months ended March 31, 2006 to other expense of $0.05 million during the three months ended March 31, 2007. During the first quarter of 2006 the Company recognized interest income of approximately $0.1 million, and in the first quarter of 2007 the Company recognized interest expense of a minimal amount.

Net Loss. Net loss decreased $0.1 million, or 4.2% for the net loss for the three months ended March 31, 2007, compared to the first quarter of 2006. The primary factors contributing to the improvement were the increase in revenue and gross margin, and a decrease in selling and general and administrative mentioned above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of March 31, 2007, we had stockholders’ equity of approximately $10.8 million as compared to $13.4 million at December 31, 2006, and a working capital deficit of approximately $5.4 million as compared to $2.7 million at December 31, 2006. The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. Subsequent to March 31, 2007, we completed the second round of our private placement financing (see note 12). We may seek further financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Three months Ended March 31,
	2007	2006

Cash used in operating activities	$(1,259,829)	$(3,068,414)
Cash provided by (used in) investing activities	32,821	(581,464)
Cash provided by (used in) financing activities	158,733	(304,894)
Increase (decrease) in cash and cash equivalents	(1,068,275)	(3,954,772)
Cash and cash equivalents, beginning of period	2,743,155	14,790,504
Cash and cash equivalents, end of period	$1,674,880	$10,835,732

Source of Liquidity

As of March 31, 2007, we had cash and cash equivalents of approximately $1.7 million. In addition, as of March 31, 2007, we had approximately $0.5 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through March 31, 2007, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our IPO, and the private placement of approximately $54.8 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $22 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $0.3 million during both three months ended March 31, 2007 and 2006. We expect our cash capital expenditures to be approximately $1 million for the next nine months ending December 31, 2007. The 2007 estimated capital expenditures primarily consist of the completion of our retail infrastructure buildout, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $1.3 million and $3.1 million during the three months ended March 31, 2007 and 2006, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities decreased significantly during 2007, primarily due to the completion of the majority of the expenses associated with the buildout of our retail infrastructure. As we transition our existing customers to our new infrastructure and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

Debt Service Requirements

At March 31, 2007, we had approximately $1.1 million of current debt, which relates primarily to our capital lease/equipment financing obligations.

Capital Instruments

In December 2006, the Company completed the first phase of a private placement for the purpose of raising working capital to fund the Company’s operations. The private placement provided for the issuance of a maximum of 10,000 shares of the Company’s newly designated Preferred Stock, Series A-1 at $1,000 per share. The total number of shares of Preferred Stock Series A-1 issued in this private placement was 3,875 shares, for which net proceeds of approximately $3.8 million were received. In addition, the Company issued warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share. The terms of the Series A-1 Preferred Stock will pay dividends at 8% and are convertible into Fusion’s common stock at a fixed conversion price of $1.67 per share. Subsequent to March 31, 2007, the Company completed the second phase of the private placement, with the same terms and conditions (see note 12).

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition - Our revenue is primarily derived from fees charged to terminate voice services over our network, retail VoIP sales to consumers and corporations, and from monthly recurring charges associated with Internet and private line services.

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

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses is associated with the network backbone connectivity to our switch facilities. These expenses would consist of hubbing charges at our New York switch facility that allow other carriers to send traffic to our switch, satellite or cable charges to connect to our international network, or Internet connectivity charges to connect customers or vendors to Fusion’s switch via the public Internet, a portion of which are variable costs. The other category of fixed expenses is associated with charges that are dedicated point-to-point connections to specific customers (both private line and Internet access).

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

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

•	If we do not utilize our new Softswitch technology effectively, many of the potential benefits of the new technology may not be realized.

•	We may be impacted by current litigation regarding patent infringement.

•	Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability and lost sales.

•
Our entry into new markets will rely upon our ability to obtain licenses to operate in those countries, and our ability to establish good working relationships with postal telephone and telegraph companies in order to interconnect to the telephone networks. There can be no assurance of our ability to accomplish either.

•	The communications services industry is highly competitive and many of our competitors have more resources available to them, accordingly we may be unable to compete effectively.

•	Industry consolidation could make it more difficult for us to compete.

•	Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

•	We rely on the cooperation of postal telephone and telegraph companies who may hinder our operations in certain markets.

•	We are dependent on third-party equipment providers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

•	If we are unable to develop and maintain successful relationships with our joint venture partners, it could hinder our operations in an important market.

•	Service interruptions could result in a loss of revenue and harm our reputation.

•	Because we do business on an international level we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues.

•	The success of our business depends on the acceptance of the Internet in emerging markets that may be slowed by limited bandwidth, high bandwidth costs, and other technical obstacles.

•	Additional taxation and the regulation of the communications industry may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

•	In addition to new regulations being adopted, existing laws may be applied to the Internet, which could hamper our growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At March 31, 2007, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At March 31, 2007, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2006, a financing company affiliated with an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of approximately $1,380,000 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney’s fees and costs. The Company asserted a counterclaim against the vendor which was settled subsequent to the year ended 2006, resulting in the amendment of an existing contract with the vendor. The Company's legal counsel has advised that, at this stage, they cannot accurately predict the likelihood of an unfavorable outcome or quantify the amount or range of potential loss, if any. Accordingly, with the exception of amounts previously accrued by the Company under the capital lease arrangement, no adjustment that may result from resolution of these uncertainties has been made in the accompanying financial statements.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously reported in the Company’s quarterly report on form 10-Q for the quarter ended March 31, 2006.

ITEM 5. OTHER INFORMATION

There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since Company last disclosed these procedures.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.41	Share Purchase Agreement, Sale of Estel Communication Pvt Limited, dated May 10, 2007.
10.42	Consulting agreement with Roger Karam, dated May 10, 2007.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: May 15, 2007	By:	/s/ Matthew D. Rosen
Matthew D. Rosen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Barbara Hughes
Barbara Hughes
Chief Financial Officer
(Principal Financial Officer)