Form 10-Q
period 2007-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2007-08-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of August 6, 2007 is as follows:

Title of each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	26,971,465
Redeemable Common Stock Purchase Warrants	7,641,838

Fusion Telecommunications International, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,316,698	$2,743,155
Accounts receivable, net of allowance for doubtful accounts of approximately $834,000 and $694,000 in June 30, 2007 and December 31, 2006, respectively	5,852,841	6,743,753
Restricted cash	—	365,000
Prepaid expenses and other current assets	687,184	622,207
Assets held for sale	129,231	129,231
Total current assets	7,985,954	10,603,346
Property and equipment, net	6,281,576	6,422,016
Other assets
Security deposits	72,867	141,868
Restricted cash	416,566	416,566
Goodwill	4,971,221	4,971,221
Intangible assets, net	4,895,427	4,913,360
Other assets	98,499	104,923
Total other assets	10,454,580	10,547,938
TOTAL ASSETS	$24,722,110	$27,573,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$150,000	$150,000
Capital lease/equipment financing obligations, current portion	1,036,375	1,066,746
Accounts payable and accrued expenses	9,733,331	11,461,112
Investment in Estel	—	554,286
Liabilities of discontinued operations	15,819	95,085
Total current liabilities	10,935,525	13,327,229
Long-term liabilities	734,790	800,113
Commitments and contingencies:
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,995 and 3,875 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	80	39
Common stock, $0.01 par value, 105,000,000 shares authorized, 26,971,465 shares issued and 26,958,965 shares outstanding in June 30, 2007 and December 31, 2006, respectively	269,590	269,590
Common stock, Class A, $0.01 par value, 21,000,000 shares authorized, 0 shares issued and outstanding in June 30, 2007 and December 31, 2006, respectively	—	—
Capital in excess of par value	118,729,981	114,514,725
Accumulated deficit	(105,947,856)	(101,338,396)
Total stockholders’ equity	13,051,795	13,445,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,722,110	$27,573,300

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$13,744,209	$10,543,112	$26,950,163	$20,065,270
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	12,751,750	9,382,411	24,837,521	17,987,714
Depreciation and amortization	418,635	247,302	810,817	477,842
Selling, general and administrative expenses (includes approximately $144,000 and $283,000 for the three months ended June 30, 2007 and June 30, 2006, respectively, and approximately $316,000 and $500,000 for the six months ended June 30, 2007 and June 30, 2006, respectively, of non-cash compensation)	3,269,297	3,960,763	6,696,666	7,614,724
Advertising and marketing	23,571	301,759	105,786	324,751
Total operating expenses	16,463,253	13,892,235	32,450,790	26,405,031
Operating loss	(2,719,044)	(3,349,123)	(5,500,627)	(6,339,761)
Other income (expense)
Interest income	30,356	102,117	51,071	235,578
Interest expense	(27,830)	(29,514)	(50,979)	(59,514)
Gain on settlements of debt	—	465,854	—	465,854
Gain on sale from investment in Estel	937,578	—	937,578	—
Loss from investment in Estel	(15,000)	(33,080)	(60,000)	(70,638)
Other	13,501	48,758	13,497	38,311
Minority interests	—	2,235	—	8,527
Total other income (expense)	938,605	556,370	891,167	618,118
Loss from continuing operations	(1,780,439)	(2,792,753)	(4,609,460)	(5,721,643)
Discontinued operations:
Loss from discontinued operations	—	(8,938)	—	(34,108)
Net loss	$(1,780,439)	$(2,801,691)	$(4,609,460)	$(5,755,751)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.07)	$(0.10)	$(0.17)	$(0.22)
Loss from discontinued operations	—	—	—	—
Net loss per common share	$(0.07)	$(0.10)	$(0.17)	$(0.22)
Weighted average shares outstanding
Basic and diluted	26,958,965	26,894,211	26,958,965	26,546,842

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,609,460)	$(5,755,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of assets	(9,759)	(40,683)
Loss on impairment discontinued operations	—	34,108
Depreciation and amortization	810,817	477,842
Bad debt expense, net	35,117	(68,250)
Non-cash compensation expense	315,742	499,665
Gain on forgiveness of debt	—	(465,854)
Gain on sale from investment in Estel	(937,578)	—
Loss from investment in Estel	60,000	70,638
Minority interests	—	(8,527)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	715,796	(1,052,503)
Prepaid expenses and other current assets	(64,976)	(175,175)
Other assets	6,424	(26,703)
Accounts payable and accrued expenses	(1,740,567)	708,296
Liabilities of discontinued operations	(7,267)	(385,724)
Other long-term liabilities	(65,323)	—
Net cash provided by (used in) operating activities	(5,491,034)	(6,188,621)
Cash flows from investing activities:
Purchase of property and equipment	(597,642)	(2,099,675)
Proceeds from sale of investments in Estel	484,985	—
Advances to Estel	(15,130)	(47,853)
Payments from Estel	20,563	67,102
Return of (payments for) security deposits	(3,000)	146,598
Repayments of (payments for) restricted cash	365,000	(238,390)
Payments of legal fees for intellectual property	—	(34,012)
Difference payment related to purchase of minority interest in Efonica joint venture	(171,852)	—
Net cash used in investing activities	82,924	(2,206,230)
Cash flows from financing activities:
Proceeds from sale of Preferred Stock, Series A-2, A-3 and A-4, net	4,104,532	—
Proceeds from exercise of warrants	—	500
Payments of long-term debt and capital lease /equipment financing obligations	(122,879)	(484,150)
Net cash provided by (used in) financing activities	3,981,653	(483,650)
Net decrease in cash and cash equivalents	(1,426,457)	(8,878,501)
Cash and cash equivalents, beginning of period	2,743,155	14,790,504
Cash and cash equivalents, end of period	$1,316,698	$5,912,003

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,582	$31,669
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of capital lease/equipment financing obligations	$92,500	$228,800
Acquisition of short term financing agreement	$—	$492,964
Release of Efonica shares from escrow	$—	$4,357,497
Issuance of restricted stock for consulting services	$—	$66,250
Liability for acquisition of Intellectual Property Transfer Agreement	$—	$120,000

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

During the six months ended June 30, 2007 and 2006, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

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

Unexercised stock options to purchase 3,849,371 and 2,852,033 shares of the Company’s common stock as of June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 11,432,029 and 7,802,791 shares of the Company’s common stock as of June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Stock-Based Compensation

The company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). The impact on the Company’s results of operations of recording stock-based compensation expense for the three-months ended June 30, 2007 and 2006, was $144,415 and $245,639, respectively, and for the six months ended June 30, 2007 and 2006, was $282,616 and $449,871, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

In May 2007, the Board of Directors voted to amend its 1998 Stock Option Plan (“Plan”) to increase the number of shares of Common Stock available under the Plan from 4,000,000 to 7,000,000. On July 12, 2007, the shareholders approved the amendment to the Plan at the annual shareholders meeting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation (continued)

 The following table summarizes stock option activity for the six months ended June 30, 2007:

Activity	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,832,546	$3.54

Granted	1,141,851	0.69

Cancelled or expired	(125,026)	2.87

Outstanding at June 30, 2007	3,849,371	$2.71	6.19	$-
Exercisable at June 30, 2007	1,997,938	$3.94	4.44	$-

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	Six Months Ended June 30,
	2007	2006
Dividend yield	0.0%	0.0%
Stock volatility	81.7%	82%
Average Risk-free interest rate	4.52%	4.6%
Average option term	4	4

As of June 30, 2007 there was approximately $791,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans, which is expected to be recognized over a weighted-average period of 2.26 years.

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

At June 30, 2007, the Company had a working capital deficit of approximately $2,950,000 and an accumulated deficit of approximately $105,948,000. The Company has continued to sustain losses from operations, and for the six months ended June 30, 2007 and 2006 has incurred net losses of approximately $4,609,000 and $5,756,000, respectively. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the six months ended June 30, 2007, the Company raised $4.1 million from its second phase and over-allotment of the private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities which could result, should the Company be unable to continue as a going concern.

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

On May 10, 2007, Mr. Roger Karam, CEO of Efonica FZ-LLC, wholly-owned subsidiary of the Company, and President of the Company’s VoIP division, resigned from his position and entered into a consulting agreement with the Company. As a consultant, Mr. Karam will work with the Company’s CEO to develop sales opportunities and business development opportunities. The consulting agreement is for a period of one year and will automatically renew on a three-month basis after the expiration of the initial term. The consulting agreement provides for an annual consulting fee of $250,000 and a discretionary bonus of 25% of his consulting fee, based on the achievement of certain goals as set forth in the consulting agreement.

Estel

On May 15, 2007, the Company completed the sale of its 49% equity ownership of Estel Communications Pvt. Ltd. (“Estel”) to Karuturi Networks Limited.  Estel is organized under the laws of India, and has its offices in New Delhi, India.  As consideration, the Company received approximately $485,000 in proceeds from the transaction and recorded a gain on sale of approximately $938,000 for the three months ended June 30, 2007.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(unaudited)

Prepaid expenses	$487,778	$440,028
Inventory	79,968	67,418
Notes receivables	48,212	47,313
Other	71,226	67,448
	$687,184	$622,207

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(unaudited)

Trade accounts payable	$6,534,300	$8,778,068
Accrued expenses	832,454	725,287
Accrued Payroll and Vacation	225,852	255,792
Cost Accrual	1,183,291	732,403
Interest payable	435,164	398,768
Deferred revenue	199,175	239,511
Short-term financing agreement	164,653	172,863
Other	158,442	158,420
	$9,733,331	$11,461,112

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Long-term debt and capital lease/equipment financing obligations

At June 30, 2007 and December 31, 2006, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	June 30, 2007	December 31, 2006
	(unaudited)

Promissory notes payable	$150,000	$150,000
Capital lease/equipment financing obligations	1,036,375	1,066,746
Total long-term debt and capital lease/equipment obligations	1,186,375	1,216,746
Less current portion	(1,186,375)	(1,216,746)
	$—	$—

Promissory note payable

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of June 30, 2007, as the other party to the settlement agreement has not complied with the terms of the agreement.

Capital lease/equipment financing obligations

On March 6, 2007, the Company entered into an agreement to purchase certain hardware, software and software support for approximately $251,000. The Company paid approximately $158,000 in cash and financed the remaining balance. The interest rate is 10% and payments are due on a monthly basis over a 10-month period.

At June 30, 2007 and December 31, 2006, approximately $720,000 of the capital lease obligations were in default and accordingly have been classified as currently due. See Legal Matters section of Note 10 below for further discussion.

Future aggregate principal payments as of for the Company’s debt and capital lease/equipment financing obligations as of June 30, 2007 are as follows:

Total minimum payments due during the period ended June 30, 2007	$1,624,716
Less amount representing interest	(438,341)
Present value of minimum payments	1,186,375
Less current portion	(1,186,375)
$—

7.	Preferred Stock

As of December 31, 2006, the Company had authorized 10,000,000 shares of its Preferred Stock. The Company had designated 1,100,000, 1,500,000 and 110,000 shares of $10 Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), $10 Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) and $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”), respectively. As of June 30, 2007, there were 0 shares issued and outstanding for both Series A Preferred Stock and Series B Preferred Stock.

In addition, during December 2006, the Company designated 10,000 shares of Cumulative Convertible Preferred Stock at $1,000 per share to be sold via private placement for the purpose of raising working capital for the Company’s operations. If the Company exceeded 7,000 shares, it could exercise an over-allotment option and sell the remaining 3,000 shares.

In December 2006, the Company completed the first phase of the private placement, and issued a total of 3,875 shares of Preferred Stock designated Series A-1 Preferred Stock, for which approximately $3.8 million was received net of expenses of approximately $67,000, and is being used for working capital. In addition, the Company issued warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share. The terms of the Series A-1 Preferred Stock will pay dividends at 8% and are convertible into the Company’s common stock at a fixed conversion price of $1.67 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction. Investors will also receive warrants equal to 50% of the shares to be issued upon conversion. The warrants will have a fixed exercise price of $1.67.

On May 9, 2007, the Company completed the second phase of the private placement, and issued a total of 3,375 shares of Preferred Stock designated Series A-2 Preferred Stock, for which approximately $3.375 million was received net of expenses of approximately $15,000, and is being used for working capital. In addition, the Company issued warrants to purchase 2,033,151 shares of common stock exercisable at $0.83 per share. The terms of the Series A-1 Preferred Stock will pay dividends at 8% and are convertible into the Company’s common stock at a fixed conversion price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction. Investors will also receive warrants equal to 50% of the shares to be issued upon conversion. The warrants will have a fixed exercise price of $0.83.

In addition, the Company exercised its option to sell the remaining shares, upon the same terms and conditions as set forth in the Private Placement Subscription Agreement, and accordingly, extended the Offering Period up to and including June 8, 2007.

On May 9, 2007, the Company also completed the first round of the over-allotment portion of the private placement financing. The Company issued 700 shares of Preferred Stock, Series A-3 for which $.7 million was received, and is being used for working capital. In addition, the Company issued warrants to purchase 421,687 shares of common stock exercisable at $0.83 per share. The Series A-3 Preferred Stock will pay dividends at 8% per annum and will be convertible into the Company’s common stock at a fixed price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction. Investors will also receive warrants equal to 50% of the shares to be issued upon conversion. The warrants will have a fixed exercise price of $0.83.

On June 8, 2007, the Company completed the second and final round of the over-allotment portion of the private placement financing. The Company issued 45 shares of Preferred Stock, Series A-4 for which $.045 million was received, and is being used for working capital. In addition, the Company issued warrants to purchase 28,482 shares of common stock exercisable at $0.79 per share. The Series A-4 Preferred Stock will pay dividends at 8% per annum and will be convertible into the Company's common stock at a fixed price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction. Investors will also receive warrants equal to 50% of the shares to be issued upon conversion. The warrants will have a fixed exercise price of $0.79.

Dividends

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008.

8.	Equity Transactions

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted common stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares were held in escrow until the sixth (6th) month anniversary at which time 12,500 shares were released. The remaining 12,500 shares were released on August 1, 2007. In addition, the remaining expense balance of $33,125 was amortized during the six months ended June 30, 2007.

9.	New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and Contingencies

Legal Matters

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company's private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against the Company: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. A written order of Judgment in favor of the Company and against the plaintiffs in the amount of approximately $40,000 was recorded on January 24, 2006. The plaintiffs filed an appeal of the motion, which the courts dismissed and awarded the Company attorney fees.

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

On or about February 9, 2007, the Company filed a complaint against Patrick S. Dallas, InfoTel Holdings, Ltd., Phil Walton and John Does 1-5 in the Supreme Court of the State of New York (Fusion Telecommunications International, Inc. vs. Patrick S. Dallas, et al., Index No. 2007001836) seeking damages associated with Mr. Dallas’ sale of Convergent Technologies Ltd. Stock to us and InfoTel’s breach of its October 2006 agreement to purchase Fusion Jamaica Limited’s equipment in Jamaica and assume the real property lease in Jamaica. The Company believes Mr. Dallas owns or controls InfoTel. This complaint asserted the following claims for relief: Breach of Contract (the Stock Purchase Agreement); Breach of Mr. Dallas’ Employment Agreement; Breach of Mr. Dallas’ Non-Solicitation and Non-Compete Agreement; Breach of Contract (the InfoTel Agreement); Diversion and Waste of Corporate Assets; Conversion: Scheme to Defraud and Deceive and Demand for Accounting; Fraudulent Misconduct with Intent to Defraud (the Stock Purchase Agreement); Fraudulent Misconduct with Intent to Defraud (the InfoTel Agreement); Indemnification (the Stock Purchase Agreement); and Indemnification (the InfoTel Agreement). The Company's legal counsel has advised that, at this state, they cannot accurately predict the likelihood of an unfavorable outcome, or quantify the amount or range of damages the Company would be entitled to receive if the Company was to prevail.

The Company is currently undergoing an audit by New York State for franchise and excise taxes, and unemployment taxes, which have not yet been concluded and may result in an indeterminate amount of tax liability.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s operations or financial condition.

Restricted Cash

As of June 30, 2007 and December 31, 2006, the Company had approximately $417,000 and $782,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business in Turkey. The letter of credit related to the Turkey business license, which amounted to $325,000 was cancelled in January 2007 and the full amount was returned in February 2007.

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

The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the Chief Operating Decision Makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker. In previous years, the Company had three reportable segments with Consumers, Corporations and Other broken out into two separate segments. Since the Company’s Chief Operating Decision Maker currently reviews these segments as one, the segment disclosures for the three and six months ended June 30, 2006 have been presented in a manner consistent with the three and six months ended June 30, 2007.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment Information - (continued)

Operating segment information for the three months ended June 30, 2007 and 2006 is summarized as follows:

Three months ended June 30, 2007

	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated
Net revenues	$13,342,954	$401,255	$—	$13,744,209
Cost of revenues (exclusive of depreciation and amortization)	$(12,415,774)	$(335,976)	$—	$(12,751,750)
Depreciation and amortization	$(342,380)	$(75,846)	$(409)	$(418,635)
Selling, general and administrative	$(2,084,314)	$(1,141,151)	$(43,832)	$(3,269,297)
Advertising and marketing	$(13,987)	$(9,584)	$—	$(23,571)
Total Other income (expense)	$931,449	$7,156	$—	$938,605
Net income (loss) from continuing operations	$(582,052)	$(1,154,146)	$(44,241)	$(1,780,439)
Income (Loss) from discontinued operations	$—	$—	$—	$—
Net Income (Loss)	$(582,052)	$(1,154,146)	$(44,241)	$(1,780,439)
Capital Expenditures	$139,282	$172,815	$—	$312,097

Three months ended June 30, 2006

	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated
Net revenues	$9,574,317	$968,795	$—	$10,543,112
Cost of revenues (exclusive of depreciation and amortization)	$(8,755,496)	$(626,915)	$—	$(9,382,411)
Depreciation and amortization	$(234,246)	$(13,056)	$—	$(247,302)
Selling, general and administrative	$(2,234,023)	$(1,577,240)	$(149,500)	$(3,960,763)
Advertising and marketing	$(24,769)	$(276,990)	$—	$(301,759)
Total Other income (expense)	$321,687	$234,683	$—	$556,370
Net income (loss) from continuing operations	$(1,352,530)	$(1,290,723)	$(149,500)	$(2,792,753)
Income (Loss) from discontinued operations	$—	$(8,938)	$—	$(8,938)
Net Income (Loss)	$(1,352,530)	$(1,299,661)	$(149,500)	$(2,801,691)
Capital Expenditures	$70,301	$839,565	$861,900	$1,771,766

Operating segment information for the six months ended June 30, 2007 and 2006 is summarized as follows:

Six months ended June 30, 2007
	Voice to Carriers	Consumers, Corporations and Other	Corporate &Unallocated	Consolidated
Net revenues	$26,101,633	$848,530	$—	$26,950,163
Cost of revenues (exclusive of depreciation and amortization)	$(24,192,914)	$(644,607)	$—	$(24,837,521)
Depreciation and amortization	$(656,244)	$(154,164)	$(409)	$(810,817)
Selling, general and administrative	$(4,182,587)	$(2,465,751)	$(48,328)	$(6,696,666)
Advertising and marketing	$(29,913)	$(75,873)	$—	$(105,786)
Total Other income (expense)	$884,989	$6,178	$—	$891,167
Net income (loss) from continuing operations	$(2,075,036)	$(2,485,687)	$(48,737)	$(4,609,460)
Income (Loss) from discontinued operations	$—	$—	$—	$—
Net Income (Loss)	$(2,075,036)	$(2,485,687)	$(48,737)	$(4,609,460)
Capital Expenditures	$356,780	$240,862	$—	$597,642

Six months ended June 30, 2006
	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated
Net revenues	$17,908,889	$2,156,381	$—	$20,065,270
Cost of revenues (exclusive of depreciation and amortization)	$(16,540,772)	$(1,446,942)	$—	$(17,987,714)
Depreciation and amortization	$(449,180)	$(28,662)	$—	$(477,842)
Selling, general and administrative	$(4,369,036)	$(2,927,945)	$(317,743)	$(7,614,724)
Advertising and marketing	$(36,020)	$(288,731)	$—	$(324,751)
Total Other income (expense)	$346,499	$271,619	$—	$618,118
Net income (loss) from continuing operations	$(3,139,620)	$(2,264,280)	$(317,743)	$(5,721,643)
Income (Loss) from discontinued operations	$—	$(34,108)	$—	$(34,108)
Net Income (Loss)	$(3,139,620)	$(2,298,388)	$(317,743)	$(5,755,751)
Capital Expenditures	$140,602	$984,088	$974,985	$2,099,675

Assets
June 30, 2007	$10,694,624	$12,712,870	$1,314,616	$24,722,110
December 31,2006	$11,664,585	$13,129,701	$2,779,014	$27,573,300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$13,744,209	$10,543,112	$26,950,163	$20,065,270
Operating expenses:
Cost of revenues	12,751,750	9,382,411	24,837,521	17,987,714
Depreciation and amortization	418,635	247,302	810,817	477,842
Selling, general and administrative	3,269,297	3,960,763	6,696,666	7,614,724
Advertising and marketing	23,571	301,759	105,786	324,751
Total operating expenses	16,463,253	13,892,235	32,450,790	26,405,031
Operating Loss	(2,719,044)	(3,349,123)	(5,500,627)	(6,339,761)

Other income (expense):
Interest income	30,356	102,117	51,071	235,578
Interest expense	(27,830)	(29,514)	(50,979)	(59,514)
Gain on settlement of debt	—	465,854	—	465,854
Gain on sale of investment in Estel	937,578	—	937,578	—
Loss from investment in Estel	(15,000)	(33,080)	(60,000)	(70,638)
Other	13,501	48,758	13,497	38,311
Minority interests	—	2,235	—	8,527
Total other income (expense)	938,605	556,370	891,167	618,118

Loss from continuing operations	(1,780,439)	(2,792,753)	(4,609,460)	(5,721,643)
Income from discontinued operations	—	(8,938)	—	(34,108)
Net loss	$(1,780,439)	$(2,801,691)	$(4,609,460)	$(5,755,751)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Operating expenses:
Cost of revenues	92.8%	89.0%	92.2%	89.7%
Depreciation and amortization	3.0%	2.3%	3.0%	2.4%
Selling, general and administrative	23.8%	37.6%	24.8%	37.9%
Advertising and marketing	0.2%	2.9%	0.4%	1.6%
Total operating expenses	119.8%	131.8%	120.4%	131.6%
Operating loss	(19.8%)	(31.8%)	(20.4%)	(31.6%)

Other income (expense)
Interest income	0.2%	1.0%	0.2%	1.2%
Interest expense	(0.2%)	(0.3%)	(0.2%)	(0.3%)
Gain on settlement of debt	0.0%	4.4%	0.0%	2.3%
Gain on sale of investment in Estel	6.8%	0.0%	3.5%	0.0%
Loss from investment in Estel	(0.1%)	(0.3%)	(0.2%)	(0.3%)
Other	0.1%	0.5%	0.0%	0.2%
Minority interests	0.0%	0.0%	0.0%	0.0%
Total other income (expense)	6.8%	5.3%	3.3%	3.1%

Loss from continuing operations	(13.0%)	(26.5%)	(17.1%)	(28.5%)
Income from discontinued operations	0.0%	(0.1%)	0.0%	(0.2%)
Net loss	(13.0%)	(26.6%)	(17.1%)	(28.7%)

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

Company Highlights

The following summary of significant events during the six months ended June 30, 2007 and 2006, highlight the accomplishments and events that have influenced our performance during the respective periods.

Six Months Ended June 30, 2007

•
Efonica VoIP products at CeBIT - Showcasing Efonica VoIP services, including retail and corporate focused VoIP solution to CeBIT (the world’s largest trade fair showcasing digital IT and telecommunications solutions for home and work environments);

•	Efonica subscribers exceed 1,000,000 - Since launching our new Efonica VoIP service on June 19, 2006, we have registered more than one million subscribers;

•
Consummation of Private Placement - In May 2007, the Company entered into subscription agreements with 28 individual investors for an offering of $3.375 million in consideration for 3,375 shares of Series A-2 Cumulative Convertible Preferred Stock, (the "Series A-2 Preferred Stock");

•	Strategic Investment - A global communications service provider, DigitalFX International, Inc. has made a $700,000 strategic investment in the Company;

•	Sale of its Equity Interest in Indian Joint Venture - The Company completed the sale of its 49% equity share of Estel Communications Pvt., LTD, an Internet service provider in India;

•
Interview with strategic investor- DigitalFX International, Inc.'s President Amy Black and President and CEO Matthew Rosen of Fusion interviewed in a live web cast on MN1, the world's premier web-based business news outlet to discuss their agreement and other current events;

•	VoIP World Conference in Dubai- On June 18th 2007, CEO, Mathew Rosen, delivered a keynote address to VoIP World Middle East 2007 conference in Dubai, UAE;

Six Months Ended June 30, 2006

•	Acquired Proprietary Technology - Acquired Proprietary Directed SIP Peer-to-Peer Technology That Avoids Routing Internet Phone Calls Through Network Of Users’ Computers;

•	New Partnership - Announced Partnership With AnchorFree To Market VoIP Services To Users Of Large WI-FI Network;

•	Licensed Market-Leading Technology - Licensed Global IP Sound’s Market-Leading Technology to Power its VoIP Softphone;

•	Filed Patent Application - Filed Patent Application for our Proprietary VoIP Technology for SIP Peer-To-Peer VoIP Communication;

•	Completion of Softphone Development - Completed Development of Our Proprietary PC-based VoIP Softphone, Which Allows Us to Differentiate Our Efonica® VoIP Offering;

•
Launched Free Internet Service - Launched New Free Internet Phone Service, Which Allows Efonica® Subscribers Worldwide to Make Free Calls Without Computers. We Also Created the Internet Area Code™ which allows subscribers to use their existing telephone numbers preceded by a “10”;

•	Worldwide Internet Area Code Patent - Filed Patent Application For Worldwide Internet Area Code™; and

•	Introduction of EFO Out - Introduced One of Our New Paid Services, EFO Out, Which Allows Users to Call Any Landline or Mobile Telephone Number In The World At Extremely Competitive Prices.

The information in our period-to-period comparisons below represents only our results from continuing operations.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006.

Revenues

Consolidated revenues were $13.7 million during the three months ended June 30, 2007, compared to $10.5 million during the three months ended June 30, 2006, an increase of $3.2 million or 30.4%.

Revenues for Voice to Carriers increased $3.8 million or 39.4%, to $13.4 million during the three months ended June 30, 2007 from $9.6 million during the three months ended June 30, 2006. The increase revenues were the result of an increase in voice traffic as well as an increase in rates compared to the three months ended June 30, 2006. We expect the revenue from our Voice to Carriers segment to continue to increase in future quarters.

Revenues for Consumers, Corporations and Other decreased $0.6 million or 58.6% to $0.4 million during the three months ended June 30, 2007, from $1 million during the three months ended June 30, 2006. This decrease was mainly due to technical difficulties encountered in the development of our Efonica retail services platform, which held back the growth in this service and due to the cancellation during late 2006 of a government contract and the loss of a high speed internet access arrangement for a foreign carrier. We have largely resolved the technical issues and expect this segment’s revenues to grow significantly during the next few years.

Cost of Revenues

Consolidated cost of revenues increased $3.4 million or 35.9% to $12.8 million during the three months ended June 30, 2007 from $9.4 million during the three months ended June 30, 2006. Approximately $3.7 million of this increase or 41.8% was attributable to an increase in Voice to Carriers. This increase was partially offset by a decrease in the cost of revenues for Consumers, Corporations and Other by $0.3 million or 46.4%, which went to $0.3 million during the three months ended June 30, 2007 from $0.6 million during the three months ended June 30, 2006, consistent with the revenue decrease.

The consolidated gross margin percentage decreased to 7.2% during the three months ended June 30, 2007 from 11% during the three months ended June 30, 2006. This decrease relates primarily to the Consumers, Corporation and Other due to difficulties encountered in the development of our Efonica retail service platform, cancellation of a government contract and the loss of a high speed internet access arrangement for a foreign carrier.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million or 69.3% to $0.4 million during the three months ended June 30, 2007, from $0.2 million during the three months ended June 30, 2006. Our depreciation expense increased as more assets were acquired to support the retail platform during the three months ended June 30, 2006.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.7 million or 17.5% to $3.3 million during the three months ended June 30, 2007, from $4 million during the three months ended June 30, 2006. This decrease is primarily attributed to decreased salaries, benefits and other personnel related expenses as a result of the Company’s increased focus on cost containment.

Advertising and Marketing. Advertising and marketing expenses decreased $278,000 or 92.2% to $24,000 during the three months ended June 30, 2007, from $302,000 during the three months ended June 30, 2006. The decrease is a result of a more aggressive marketing campaign during the three months ended June 30, 2006.

Operating Loss. Our operating loss decreased $0.6 million or 18.8% to a loss of $2.7 million during the three months ended June 30, 2007, from a loss of $3.3 million during the three months ended June 30, 2006. The decrease in operating loss was primarily attributable to the increased revenues and reduced selling, general and administrative expenses.

Other Income (Expense). Total other income (expense) changed from other income of approximately $0.6 million during the three months ended June 30, 2006 to other income of $0.9 million during the three months ended June 30, 2007. During the three months ended June 30, 2006, the Company recognized a gain on settlement of debt of approximately $0.5 million and during the three months ended June 30, 2007, the Company recognized a gain on sale from investment in Estel of approximately $0.9 million.

Net Loss. Net loss decreased $1 million, or 36.5% for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. The primary factors contributing to the improvement were the increase in revenue, a decrease in selling and general and administrative and gain on sale from investment in Estel, mentioned above.

Six Months Ended June 30, 2007, Compared with Six Months Ended June 30, 2006.

Revenues

Consolidated revenues were $27 million during the six months ended June 30, 2007, compared to $20.1 million during the six months ended June 30, 2006, an increase of $6.9 million or 34.3%.

Revenues for Voice to Carriers increased $8.2 million or 45.7%, to $26.1 million during the six months ended June 30, 2007 from $17.9 million during the six months ended June 30, 2006. The increase revenues were the result of an increase in voice traffic as well as an increase in rates compared to the same period of 2006. We expect the revenue from our Voice to Carriers segment to continue to increase in future quarters.

Revenues for Consumers, Corporations and Other decreased $1.3 million or 60.7% to $0.9 million during the six months ended June 30, 2007, from $2.2 million during the six months ended June 30, 2006. This decrease was mainly due to technical difficulties encountered in the development of our Efonica retail services platform, which held back the growth in this service and also due to the cancellation of a government contract and the loss of a high speed internet access arrangement for a foreign carrier. We have largely resolved the technical issues and expect this segment’s revenues to grow significantly during the next few years.

Cost of Revenues

Consolidated cost of revenues increased $6.8 million or 38.1% to $24.8 million during the six months ended June 30, 2007 from $18 million during the six months ended June 30, 2006. Approximately $7.7 million of this increase or 46.3% was attributable to an increase in Voice to Carriers. This increase was partially offset by a decrease in the cost of revenues for Consumers, Corporations and Other by $0.8 million or 55.5%, which went to $0.6 million during the six months ended June 30, 2007 from $1.4 million during the first six months ended June 30, 2006, consistent with the revenue decrease.

The consolidated gross margin percentage decreased to 7.8% during the six months ended June 30, 2007 from 10.4% during the six months ended June 30, 2006. This decrease relates primarily to the Consumers, Corporation and Other due to difficulties encountered in the development of our Efonica retail service platform, cancellation of a government contract and the loss of a high speed internet access arrangement for a foreign carrier.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million or 69.7% to $0.8 million during the six months ended June 30, 2007, from $0.5 million during the six months ended June 30, 2006. Depreciation expense increased as more assets were acquired to support the retail platform during the 2nd quarter of 2006.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.9 million or 12.1% to $6.7 million during the six months ended June 30, 2007, from $7.6 million during the six months ended June 30, 2006. This decrease is primarily attributed to decreased salaries, benefits and other personnel related expenses as a result of the Company’s increased focus on cost containment.

Advertising and Marketing. Advertising and marketing expenses decreased $0.2 million or 67.4% to $0.1 million during the six months ended June 30, 2007, from $0.3 million during the six months ended June 30, 2006. The decrease is a result of a more aggressive marketing campaign during the six months ended June 30, 2006.

Operating Loss. Our operating loss decreased $0.8 million or 13.2% to a loss of $5.5 million during the six months ended June 30, 2007, from a loss of $6.3 million during the six months ended June 30, 2006. The decrease in operating loss was primarily attributable to the increased revenues and reduced selling, general and administrative expenses

Other Income (Expense). Total other income (expense) changed from other income of approximately $0.6 million during the six months ended June 30, 2006 to other income of $0.9 million during the six months ended June 30, 2007.

Interest income decreased $185,000 or 78.3% to $51,000 during the six months ended June 30, 2007 from $236,000 during the six month ended June 30, 2006. The reduction is primarily due to cash used in operating activities.

During the six months ended June 30, 2007, the Company sold its 49% equity ownership of Estel and recognized a gain on sale from investments of approximately $0.9 million.

During the six months ended June 30, 2006, the Company recognized a gain on settlement of debt of approximately $0.5 million as a result of a settlement agreement with a vendor, which cancelled the service agreement and released the Company from all indebtedness.

Net Loss. Net loss decreased $1.1 million, or 19.9% for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The primary factors contributing to the improvement were the increase in revenue, a decrease in selling and general and administrative and a gain on sale from investment in Estel, mentioned above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of June 30, 2007, we had stockholders’ equity of approximately $13.1 million as compared to $13.4 million at December 31, 2006, and a working capital deficit of approximately $2.9 million as compared to $2.7 million at December 31, 2006. The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. During the six months ended June 30, 2007, we completed the second phase and over allotment of our private placement financing (See Note 7 to the consolidated financial statements contained in this quarterly report on Form 10-Q). We may seek further financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Six months Ended June 30,
	2007	2006

Cash used in operating activities	$(5,491,034)	$(6,188,621)
Cash provided by (used in) investing activities	82,924	(2,206,230)
Cash provided by (used in) financing activities	3,981,653	(483,650)
Decrease in cash and cash equivalents	(1,426,457)	(8,878,501)
Cash and cash equivalents, beginning of period	2,743,155	14,790,504
Cash and cash equivalents, end of period	$1,316,698	$5,912,003

Source of Liquidity

As of June 30, 2007, we had cash and cash equivalents of approximately $1.3 million. In addition, as of June 30, 2007, we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through June 30, 2007, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our IPO, and the private placement of approximately $58.98 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $22 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $0.6 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively. We expect our cash capital expenditures to be approximately $.7 million for the next six months ending December 31, 2007. The 2007 estimated capital expenditures primarily consist of additional retail infrastructure development, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $5.5 million and $6.2 million during the six months ended June 30, 2007 and 2006, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities decreased significantly during 2007, primarily due to the completion of the majority of the expenses associated with the buildout of our retail infrastructure. As we transition our existing customers to our new infrastructure and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

Debt Service Requirements

At June 30, 2007, we had approximately $1.2 million of current debt, which relates primarily to our capital lease/equipment financing obligations.

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

During the six months ended June 30, 2007, the Company completed the second phase and over-allotment of the private placement. During the second phase, the Company issued 3,375 shares of Preferred Stock, Series A-2 for net proceeds of approximately $3.375 million. In addition, the Company issued warrants to purchase 2,033,151 shares of common stock exercisable at $0.83 per share. The Company received an additional $0.745 million towards the over-allotment and issued 700 shares of Preferred Stock, Series A-3 and 45 shares of Preferred Stock, Series A-4 and Warrants to purchase 421,687 and 28,482 shares of common stock at a fixed exercise price of $0.83.and $0.79, respectively (See Note 7 to the consolidated financial statements contained in this quarterly report on Form 10-Q).

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

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

At June 30, 2007, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At June 30, 2007, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company's private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against the Company: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. A written order of Judgment in favor of the Company and against the plaintiff in the amount of approximately $40,000 was recorded on January 24, 2006. The plaintiffs filed an appeal of the motion, which the courts dismissed and awarded the Company attorney fees.

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

The Company is currently undergoing an audit by New York State for franchise and excise taxes, which has not yet been concluded and may result in an indeterminate amount of tax liability.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed these procedures.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: August 14, 2007	By:	/s/ Matthew D. Rosen
Matthew D. Rosen
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Barbara Hughes
Barbara Hughes
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.