Form 10-Q
period 2007-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2007-11-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-32421

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

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of November 9, 2007 is as follows:

Title of each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	26,971,465
Redeemable Common Stock Purchase Warrants	7,641,838

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,465,712	$2,743,155
Accounts receivable, net of allowance for doubtful accounts of approximately $834,000 and $694,000 in September 30, 2007 and December 31, 2006, respectively	3,854,465	6,743,753
Restricted cash	—	365,000
Prepaid expenses and other current assets	594,375	622,207
Assets held for sale	129,231	129,231
Total current assets	6,043,783	10,603,346
Property and equipment, net	5,993,946	6,422,016
Other assets
Security deposits	72,868	141,868
Restricted cash	416,566	416,566
Goodwill	4,971,221	4,971,221
Intangible assets, net	4,898,256	4,913,360
Other assets	98,895	104,923
Total other assets	10,457,806	10,547,938
TOTAL ASSETS	$22,495,535	$27,573,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$150,000	$150,000
Capital lease/equipment financing obligations, current portion	982,853	1,066,746
Accounts payable and accrued expenses	9,783,932	11,461,112
Investment in Estel	—	554,286
Liabilities of discontinued operations	15,819	95,085
Total current liabilities	10,932,604	13,327,229
Long-term liabilities	718,889	800,113
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,995 and 3,875 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	80	39
Common stock, $0.01 par value, 105,000,000 shares authorized, 26,971,465 shares issued and outstanding in September 30, 2007 and 26,971,465 shares issued and 26,958,965 shares outstanding in December 31, 2006	269,715	269,590
Common stock, Class A, $0.01 par value, 21,000,000 shares authorized, 0 shares issued and outstanding in September 30, 2007 and December 31, 2006, respectively	—	—
Capital in excess of par value	118,893,091	114,514,725
Accumulated deficit	(108,318,844)	(101,338,396)
Total stockholders’ equity	10,844,042	13,445,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,495,535	$27,573,300

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$13,356,679	$11,728,524	$40,306,842	$31,793,793
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	12,355,657	10,635,840	37,193,178	28,623,555
Depreciation and amortization	437,920	386,702	1,248,737	864,544
Loss on impairment	—	147,419	—	147,419
Selling, general and administrative expenses (includes approximately $140,000 and $134,000 for the three months ended September 30, 2007 and September 30, 2006, respectively, and approximately $456,000 and $634,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively, of non-cash compensation)	2,895,913	3,630,624	9,592,579	11,245,347
Advertising and marketing	35,363	683,392	141,149	1,008,142
Total operating expenses	15,724,853	15,483,977	48,175,643	41,889,007
Operating loss	(2,368,174)	(3,755,453)	(7,868,801)	(10,095,214)
Other income (expense)
Interest income	17,180	58,694	68,251	294,272
Interest expense	(27,573)	(30,972)	(78,552)	(90,486)
Gain on settlements of debt	—	—	—	465,854
Gain on sale from investment in Estel	—	—	937,578	—
Loss from investment in Estel	—	(48,128)	(60,000)	(118,766)
Other	7,579	25,305	21,076	63,616
Minority interests	—	58,498	—	67,025
Total other income (expense)	(2,814)	63,397	888,353	681,515
Loss from continuing operations	(2,370,988)	(3,692,056)	(6,980,448)	(9,413,699)
Discontinued operations:
Loss from discontinued operations	—	(233,993)	—	(268,101)
Net loss	$(2,370,988)	$(3,926,049)	$(6,980,448)	$(9,681,800)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.09)	$(0.14)	$(0.27)	$(0.35)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net loss per common share	$(0.09)	$(0.15)	$(0.27)	$(0.36)
Weighted average shares outstanding
Basic and diluted	26,967,117	26,894,779	26,961,712	26,664,096

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,980,448)	$(9,681,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of assets	(9,759)	(40,980)
Loss on impairment - continued operations	—	147,419
Loss on impairment - discontinued operations	—	211,426
Depreciation and amortization	1,248,737	864,544
Bad debt expense, net	35,117	(60,250)
Non-cash compensation expense	455,767	633,976
Gain on forgiveness of debt	—	(465,854)
Gain on sale from investment in Estel	(937,578)	—
Loss from investment in Estel	60,000	118,766
Minority interests	—	(67,025)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	2,714,173	(1,319,173)
Prepaid expenses and other current assets	27,832	173,735
Other assets	6,028	21,652
Accounts payable and accrued expenses	(1,667,637)	1,511,396
Liabilities of discontinued operations	(7,267)	(385,724)
Other long-term liabilities	(99,685)	—
Net cash used in operating activities	(5,154,720)	(8,337,892)
Cash flows from investing activities:
Purchase of property and equipment	(694,475)	(2,901,243)
Proceeds from sale of investments in Estel	484,985	—
Advances to Estel	(15,130)	(58,696)
Payments from Estel	20,563	83,759
Return of (payments for) security deposits	(3,000)	158,523
Repayments of (payments for) restricted cash	365,000	(563,390)
Payments for legal fees for other intangible assets	—	(84,497)
Difference payment related to purchase of minority interest in Efonica joint venture	(171,852)	—
Net cash used in investing activities	(13,909)	(3,365,544)
Cash flows from financing activities:
Proceeds from sale of Preferred Stock, Series A-2, A-3 and A-4, net	4,094,617	—
Proceeds from exercise of warrants	—	500
Payments of long-term debt and capital lease /equipment financing obligations	(203,431)	(677,091)
Net cash provided by (used in) financing activities	3,891,186	(676,591)
Net decrease in cash and cash equivalents	(1,277,443)	(12,380,027)
Cash and cash equivalents, beginning of period	2,743,155	14,790,504
Cash and cash equivalents, end of period	$1,465,712	$2,410,477

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,056	$47,121
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of capital lease/equipment financing obligations	$138,000	$228,800
Acquisition of short term financing agreement	$—	$553,888
Release of Efonica shares from escrow	$—	$4,357,497
Issuance of restricted stock for consulting services	$—	$66,250
Issuance of Common Stock for attainment of certain earn outs in intellectual Property Transfer Agreement		90,000
Liability for acquisition of Intellectual Property Transfer Agreement	$—	$30,000

See accompanying condensed notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed notes to consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for Fusion Telecommunications International, Inc. and its Subsidiaries (the “Company”). These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

During the nine months ended September 30, 2007 and 2006, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

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

Unexercised stock options to purchase 3,174,312 and 2,791,479 shares of the Company’s common stock as of September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 11,432,029 and 8,148,505 shares of the Company’s common stock as of September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

Net loss per common share calculations include provisions for Preferred Stock dividend in the amount of approximately $160,000 for the three months ended September 30, 2007 and approximately $411,000 for the nine months ended September 30, 2007. However, no dividend had been declared by the Board of Directors.

Stock-Based Compensation

The company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). The impact on the Company’s results of operations of recording stock-based compensation expense for the three-months ended September 30, 2007 and 2006, was $140,026 and $101,186, respectively, and for the nine months ended September 30, 2007 and 2006, was $422,642 and $534,404, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

In May 2007, the Board of Directors voted to amend its 1998 Stock Option Plan (“Plan”) to increase the number of shares of Common Stock available under the Plan from 4,000,000 to 7,000,000. On July 12, 2007, the stockholders approved the amendment to the Plan at the annual stockholders meeting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation (continued)

 The following table summarizes stock option activity for the nine months ended September 30, 2007:

Activity	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,832,546	$3.54

Granted	1,188,650	0.70

Cancelled or expired	(846,884)	3.57

Outstanding at September 30, 2007	3,174,312	$2.47	7.30	$-
Exercisable at September 30, 2007	1,608,926	$3.52	5.54	$-

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	Nine Months Ended September 30,
	2007	2006
Dividend yield	0.0%	0.0%
Stock volatility	81.7%	82%
Average Risk-free interest rate	4.52%	4.6%
Average option term	4	4

As of September 30, 2007 there was approximately $593,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans, which is expected to be recognized over a weighted-average period of 2.35 years.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to the 2006 amounts to conform to the 2007 presentation.

2.	Going Concern

At September 30, 2007, the Company had a working capital deficit of approximately $4,889,000 and an accumulated deficit of approximately $108,319,000. The Company has continued to sustain losses from operations, and for the nine months ended September 30, 2007 and 2006 has incurred net losses of approximately $6,980,000 and $9,682,000, respectively. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the nine months ended September 30, 2007, the Company raised $4.1 million from its second phase and over-allotment of the private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities which could result, should the Company be unable to continue as a going concern.

3.	Acquisitions and Joint Ventures

Efonica

In December 2002, the Company acquired a 50.2% equity interest in a joint venture with Karamco, Inc. (“Karamco”) to provide various VoIP services throughout the emerging markets. Operations of the joint venture began during 2003.

During February 2005, the Company completed its acquisition of the remaining 49.8% minority interest in Efonica from Karamco. This acquisition was completed to (a) better enable Efonica to serve as the retail VoIP services division of the Company, offering a full suite of VoIP solutions to customers in Asia, the Middle East, Africa, Latin America and the Caribbean and (b) better enable the Company to leverage the significant experience and relationships of Efonica. The operating results for the 49.8% minority interest acquired are included in the Consolidated Statement of Operations from the date of acquisition.

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

Efonica (continued)

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

Estel

On May 15, 2007, the Company completed the sale of its 49% equity ownership of Estel Communications Pvt. Ltd. (“Estel”) to Karuturi Networks Limited.  Estel is organized under the laws of India, and has its offices in New Delhi, India.  As consideration, the Company received approximately $485,000 in proceeds from the transaction and recorded a gain on sale of approximately $938,000 for the nine months ended September 30, 2007.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(unaudited)

Prepaid expenses	$464,440	$440,028
Inventory	67,614	67,418
Notes receivables	48,663	47,313
Other	13,658	67,448
	$594,375	$622,207

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(unaudited)

Trade accounts payable	$7,034,434	$8,778,068
Accrued expenses	888,705	725,287
Accrued payroll and vacation	209,171	255,792
Cost accrual	688,685	732,403
Interest payable	454,263	398,768
Deferred revenue	211,059	239,511
Short-term financing agreement	147,780	172,863
Other	149,835	158,420
	$9,783,932	$11,461,112

6.	Long-term debt and capital lease/equipment financing obligations

At September 30, 2007 and December 31, 2006, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	September 30, 2007	December 31, 2006
	(unaudited)

Promissory notes payable	$150,000	$150,000
Capital lease/equipment financing obligations	982,853	1,066,746
Total long-term debt and capital lease/equipment obligations	1,132,853	1,216,746
Less current portion	(1,132,853)	(1,216,746)
	$—	$—

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory note payable

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of September 30, 2007, as the other party to the settlement agreement has not complied with the terms of the agreement.

Capital lease/equipment financing obligations

On March 6, 2007, the Company entered into an agreement to purchase certain hardware, software and software support for approximately $251,000. The Company paid approximately $158,000 in cash and financed the remaining balance. The interest rate is 10% and payments are due on a monthly basis over a 10-month period.

At September 30, 2007 and December 31, 2006, approximately $720,000 of the capital lease obligations were in default and accordingly have been classified as currently due. See Legal Matters section of Note 10 below for further discussion.

Future aggregate principal payments as of for the Company’s debt and capital lease/equipment financing obligations as of September 30, 2007 are as follows:

Total minimum payments due during the period ended September 30, 2007	$1,590,720
Less amount representing interest	(457,867)
Present value of minimum payments	1,132,853
Less current portion	(1,132,853)
$—

7.	Preferred Stock

As of December 31, 2006, the Company had authorized 10,000,000 shares of its Preferred Stock. The Company had designated 1,100,000, 1,500,000 and 110,000 shares of $10 Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), $10 Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) and $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”), respectively. As of September 30, 2007, there were 0 shares issued and outstanding for Series A, B and C Preferred Stock.

In addition, during December 2006, the Company designated 10,000 shares of Cumulative Convertible Preferred Stock at $1,000 per share to be sold via private placement for the purpose of raising working capital for the Company’s operations. If the Company sold in excess of 7,000 shares, it could exercise an over-allotment option and sell the remaining 3,000 shares. As described below, the Cumulative Convertible Preferred Stock is designated as Series A-1 Preferred Stock through Series A-4 Preferred Stock, inclusive.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Stock (continued)

In December 2006, the Company completed the first phase of the private placement, and issued a total of 3,875 shares of Preferred Stock designated Series A-1 Preferred Stock, for which approximately $3.8 million was received net of expenses of approximately $67,000, and is being used for working capital. In addition, the Company issued warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share, which equals 50% of the shares issuable upon conversion of the Series A-1 Preferred Stock. Each share of Series A-1 Preferred Stock is entitled to dividends at rate of 8% per annum and is convertible into the Company’s common stock at a fixed conversion price of $1.67 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction.

On May 9, 2007, the Company completed the second phase of the private placement, and issued a total of 3,375 shares of Preferred Stock designated Series A-2 Preferred Stock, for which approximately $3.375 million was received net of expenses of approximately $15,000, and is being used for working capital. In addition, the Company issued warrants to purchase 2,033,151 shares of common stock exercisable at $0.83 per share, which equals 50% of the shares issuable upon conversion of Series A-2 Preferred Stock. Each share of Series A-2 Preferred Stock is entitled to dividends at a rate of 8% per annum and is convertible into the Company’s common stock at a fixed conversion price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction.

In addition, inasmuch as in excess of 7,000 shares of Cumulative Convertible Preferred Stock were sold, the Company exercised its over-allotment option to sell the remaining 3,000 shares, upon the same terms and conditions as set forth in the Private Placement Subscription Agreement, and accordingly, the Company extended the Offering Period up to and including June 8, 2007.

On May 9, 2007, the Company sold 700 over-allotment shares of Preferred Stock, Series A-3 for which $.7 million was received, and is being used for working capital. In addition, the Company issued warrants to purchase 421,687 shares of common stock exercisable at $0.83 per share, which equals 50% of the shares issuable upon conversion of the Series A-3 Preferred Stock. Each share of Series A-3 Preferred Stock is entitled to dividends at a rate of 8% per annum and is convertible into the Company’s common stock at a fixed price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction.

On June 8, 2007, the Company sold 45 over-allotment shares of Preferred Stock, Series A-4 for which $.045 million was received, and is being used for working capital. In addition, the Company issued warrants to purchase 28,482 shares of common stock exercisable at $0.79 per share, which equals 50% of the shares issuable upon conversion of the Series A-4 Preferred Stock. Each share of Series A-4 Preferred Stock is entitled to dividends at the rate of 8% per annum and is convertible into the Company's common stock at a fixed price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction.

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

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted common stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares were held in escrow until the sixth (6th) month anniversary at which time 12,500 shares were released. The remaining 12,500 shares were released on August 1, 2007. In addition, the remaining expense balance of $33,125 was amortized during the nine months ended September 30, 2007.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

On March 30, 2006, a financing company affiliated with an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of approximately $1,380,000 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney’s fees and costs. The Company asserted a counterclaim against the vendor which was settled subsequent to the year ended 2006, resulting in the amendment of an existing contract with the vendor. On November 2, 2007, the Company entered into a settlement agreement with the financing company for $540,000 payable within 30 days from the date of the settlement agreement. As a result of the settlement agreement, a gain on settlement of approximately $625,000 will be recorded subsequent to September 30, 2007.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

As of September 30, 2007 and December 31, 2006, the Company had approximately $417,000 and $782,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business in Turkey. The letter of credit related to the Turkey business license, which amounted to $325,000 was cancelled in January 2007 and the full amount was returned in February 2007.

11. Segment Information

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the Chief Operating Decision Makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the respective Company’s Chief Operating Decision Maker. In previous years, the Company had three reportable segments with Consumers, Corporations and Other broken out into two separate segments. Since the Company’s Chief Operating Decision Makers currently review these segments as one, the segment disclosures for the three and nine months ended September 30, 2006 have been presented in a manner consistent with the three and nine months ended September 30, 2007.

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

Operating segment information for the three months ended September 30, 2007 and 2006 is summarized as follows:

Three months ended September 30, 2007	Voice to Carriers		Consumers, Corporations and Other		Corporate & Unallocated	Consolidated
Net revenues		$12,907,791		$448,888	$—		$13,356,679
Cost of revenues (exclusive of depreciation and amortization)		$(11,988,045)		$(367,612)	$—		$(12,355,657)
Depreciation and amortization		$(343,390)		$(94,530)	$—		$(437,920)
Selling, general and administrative		$(1,829,768)		$(1,014,930)	$(51,215)		$(2,895,913)
Advertising and marketing		$4,285		$(39,648)	$—		$(35,363)
Total Other income (expense)		$(1,689)		$(1,125)	$—		$(2,814)
Net income (loss) from continuing operations		$(1,250,816)		$(1,068,957)	$(51,215)		$(2,370,988)
Income (Loss) from discontinued operations	$		$		$—	$
Net Income (Loss)		$(1,250,816)		$(1,068,957)	$(51,215)		$(2,370,988)
Capital Expenditures		$1,396		$94,150	$1,286		$96,832

Three months ended September 30, 2006	Voice to Carriers		Consumers, Corporations and Other	Corporate & Unallocated	Consolidated
Net revenues		$10,942,103	$786,421	$—	$11,728,524
Cost of revenues (exclusive of depreciation and amortization)		$(10,053,528)	$(582,312)	$—	$(10,635,840)
Depreciation and amortization		$(372,946)	$(13,756)	$—	$(386,702)
Loss on impairment		$—	(147,419)	—	(147,419)
Selling, general and administrative		$(2,067,807)	$(1,550,848)	$(11,969)	$(3,630,624)
Advertising and marketing		$(11,372)	$(672,020)	$—	$(683,392)
Total Other income (expense)		$42,294	21,103	—	63,397
Net income (loss) from continuing operations		$(1,521,256)	$(2,158,831)	$(11,969)	$(3,692,056)
Income (Loss) from discontinued operations	$		$(233,993)	$—	$(233,993)
Net Income (Loss)		$(1,521,256)	$(2,392,824)	$(11,969)	$(3,926,049)
Capital Expenditures		$—	$217,781	$90,987	$308,768

Operating segment information for the nine months ended September 30, 2007 and 2006 is summarized as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Segment Information (continued)

Nine months ended September 30, 2007	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated
Net revenues	$39,009,425	$1,297,417	$—	$40,306,842
Cost of revenues (exclusive of depreciation and amortization)	$(36,180,959)	$(1,012,219)	$—	$(37,193,178)
Depreciation and amortization	$(999,633)	$(248,695)	$(409)	$(1,248,737)
Selling, general and administrative	$(6,012,355)	$(3,480,681)	$(99,543)	$(9,592,579)
Advertising and marketing	$(25,629)	$(115,520)	$—	$(141,149)
Total Other income (expense)	$883,300	$5,053	$—	$888,353
Net income (loss) from continuing operations	$(3,325,851)	$(3,554,645)	$(99,952)	$(6,980,448)
Income (Loss) from discontinued operations	$—	$—	$—	$—
Net Income (Loss)	$(3,325,851)	$(3,554,645)	$(99,952)	$(6,980,448)
Capital Expenditures	$358,176	$335,012	$1,287	$694,475

Nine months ended September 30, 2006	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated
Net revenues	$28,850,992	$2,942,801	$—	$31,793,793
Cost of revenues (exclusive of depreciation and amortization)	$(26,594,300)	$(2,029,255)	$—	$(28,623,555)
Depreciation and amortization	$(822,126)	$(42,418)	$—	$(864,544)
Loss on impairment	$—	(147,419)	—	(147,419)
Selling, general and administrative	$(6,436,845)	(4,478,790)	(329,712)	(11,245,347)
Advertising and marketing	$(47,392)	(960,750)	—	(1,008,142)
Total Other income (expense)	$388,795	$292,720	$—	$681,515
Net income (loss) from continuing operations	$(4,660,876)	$(4,423,111)	$(329,712)	$(9,413,699)
Income (Loss) from discontinued operations	$—	$(268,101)	$—	$(268,101)
Net Income (Loss)	$(4,660,876)	$(4,691,212)	$(329,712)	$(9,681,800)
Capital Expenditures	$140,602	$1,694,669	$1,065,972	$2,901,243

Assets
September 30, 2007	$8,295,419	$12,744,419	$1,455,697	$22,495,535
December 31,2006	$11,664,585	$13,129,701	$2,779,014	$27,573,300

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

We seeks to become a leading provider of Voice over Internet Protocol (VoIP) video and other advanced Internet services to, from, in and between the developed markets of North America and Europe and emerging markets in Asia, the Middle East, Africa, Latin America and the Caribbean. Our strategy is to provide a full suite of VoIP video and other Internet based services to consumers and corporations in the emerging markets and their communities of interest around the world. We seek to create local partnerships to facilitate distribution of our services within our target countries. We also seek to create global partnerships to facilitate broader distribution of our services. We have spent approximately $40 million on the development and maintenance of our infrastructure and service offerings, and believe that our VoIP network is one of the best, most advanced next generation networks of any major telecommunications carrier. We currently market VoIP services to consumers, corporations, government entities, Internet service providers, distribution partners and telecommunications carriers seeking to communicate internationally. We target markets that we believe have: (i) barriers to entry, (ii) substantial growth prospects, (iii) an increasing number of corporations operating within them, (iv) high cost of traditional telecommunications services, and (v) a substantial quantity of voice and data traffic between the developed world of the United States and Europe and emerging countries within our target markets. We currently have operating agreements with over 200 carriers and provide services to customers in over 100 countries.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$13,356,679	$11,728,524	$40,306,842	$31,793,793
Operating expenses:
Cost of revenues	12,355,657	10,635,840	37,193,178	28,623,555
Depreciation and amortization	437,920	386,702	1,248,737	864,544
Loss on impairment		147,419		147,419
Selling, general and administrative	2,895,913	3,630,624	9,592,579	11,245,347
Advertising and marketing	35,363	683,392	141,149	1,008,142
Total operating expenses	15,724,853	15,483,977	48,175,643	41,889,007
Operating Loss	(2,368,174)	(3,755,453)	(7,868,801)	(10,095,214)

Other income (expense):
Interest income	17,180	58,694	68,251	294,272
Interest expense	(27,573)	(30,972)	(78,552)	(90,486)
Gain on settlement of debt				465,854
Gain on sale of investment in Estel			937,578
Loss from investment in Estel		(48,128)	(60,000)	(118,766)
Other	7,579	25,305	21,076	63,616
Minority interests		58,498		67,025
Total other income (expense)	(2,814)	63,397	888,353	681,515

Loss from continuing operations	(2,370,988)	(3,692,056)	(6,980,448)	(9,413,699)
Income from discontinued operations		(233,993)		(268,101)
Net loss	$(2,370,988)	$(3,926,049)	$(6,980,448)	$(9,681,800)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Operating expenses:
Cost of revenues	92.5%	90.7%	92.3%	90.0%
Depreciation and amortization	3.3%	3.2%	3.1%	2.7%
Loss on Impairment		1.3%		0.5%
Selling, general and administrative	21.7%	31.0%	23.8%	35.4%
Advertising and marketing	0.3%	5.8%	0.4%	3.2%
Total operating expenses	117.8%	132.0%	119.6%	131.8%
Operating loss	(17.8)%	(32.0)%	(19.6)%	(31.8)%

Other income (expense)
Interest income	0.1%	0.5%	0.2%	0.9%
Interest expense	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Gain on settlement of debt	0.0%	0.0%	0.0%	1.5%
Gain on sale of investment in Estel	0.0%	0.0%	2.3%	0.0%
Loss from investment in Estel	0.0%	(0.4)%	(0.1)%	(0.4)%
Other	0.1%	0.2%	0.1%	0.2%
Minority interests	0.0%	0.5%	0.0%	0.2%
Total other income (expense)	0.0%	0.5%	2.3%	2.1%

Loss from continuing operations	(17.8)%	(31.5)%	(17.3)%	(29.7)%
Income from discontinued operations	0.0%	(2.0)%	0.0%	(0.8)%
Net loss	(17.8)%	(33.5)%	(17.3)%	(30.5)%

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a primary focus in the last several years on VoIP terminations to the emerging markets. We focus on growing our existing customer base, which is primarily U.S based, as well as the addition of new customers, and the establishment of direct VoIP terminating arrangements with telecommunication carriers in emerging markets and around the world. Although we believe that this business continues to be of value to our strategy, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (primarily VoIP to consumers and corporations which includes VOIP video and other advanced internet services), and market them to, or in conjunction with, distribution partners on a direct, co-branded or private label basis.

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

In 2002, we established Efonica F-Z, LLC, as a retail services company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding will enhance this value-added offering. In February 2005, we completed our acquisition of the 49.8% minority interest in Efonica, and following such acquisition, we own 100% of Efonica.

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

Company Highlights

The following summary of significant events during the nine months ended September 30, 2007 and 2006, highlight the accomplishments and events that have influenced our performance during the respective periods.

Nine Months Ended September 30, 2007

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

•	VoIP World Conference in Dubai- On June 18th 2007, CEO, Mathew Rosen, delivered a keynote address to VoIP World Middle East 2007 conference in Dubai, UAE;

•	Launches Efonica Mobilink Service in Jordan – the Company announced that it has already expanded its network capacity in Jordan to meet growing customer demand;

•	Internet Café Solution – This new product targets a growing segment of the international calling marketplace, expanding Fusion's current reach into corporate, consumer and carrier markets worldwide.

•	Acquires Telecommunications License in Dominican Republic – Initiates Plan to Launch Comprehensive Suite of Voice and Video Solutions

Nine Months Ended September 30, 2006

•	Acquired Proprietary Technology - Acquired Proprietary Directed SIP Peer-to-Peer Technology That Avoids Routing Internet Phone Calls Through Network Of Users’ Computers;

•	New Partnership - Announced Partnership With AnchorFree To Market VoIP Services To Users Of Large WI-FI Network;

•	Licensed Market-Leading Technology - Licensed Global IP Sound’s Market-Leading Technology to Power its VoIP Softphone;

•	Filed Patent Application - Filed Patent Application for our Proprietary VoIP Technology for SIP Peer-To-Peer VoIP Communication;

•	Completion of Softphone Development - Completed Development of Our Proprietary PC-based VoIP Softphone, Which Allows Us to Differentiate Our Efonica® VoIP Offering;

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

The information in our period-to-period comparisons below represents only our results from continuing operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006.

Revenues

Consolidated revenues were $13.4 million during the three months ended September 30, 2007, compared to $11.7 million during the three months ended September 30, 2006, an increase of $1.6 million or 13.9%.

Revenues for Voice to Carriers increased $2 million or 18%, to $12.9 million during the three months ended September 30, 2007 from $10.9 million during the three months ended September 30, 2006. The increase revenues were the result of an increase in voice traffic as well as an increase in rates compared to the three months ended September 30, 2006. We expect the revenue from our Voice to Carriers segment to continue to increase in future quarters.

Revenues for Consumers, Corporations and Other decreased $0.3 million or 42.9% to $0.4 million during the three months ended September 30, 2007, from $0.8 million during the three months ended September 30, 2006. This decrease was mainly due to technical difficulties encountered in the development of our Efonica retail services platform, which held back the growth in this service and due to the cancellation during late 2006 of a government contract and the loss of a high speed internet access arrangement for a foreign carrier. We have largely resolved the technical issues and expect this segment’s revenues to grow significantly during the next few years.

Cost of Revenues

Consolidated cost of revenues increased $1.7 million or 16.2% to $12.4 million during the three months ended September 30, 2007 from $10.6 million during the three months ended September 30, 2006. Approximately $1.9 million of this increase or 19.2% was attributable to an increase in Voice to Carriers. This increase was partially offset by a decrease in the cost of revenues for Consumers, Corporations and Other by $0.2 million or 36.9%, which went to $0.4 million during the three months ended September 30, 2007 from $0.6 million during the three months ended September 30, 2006, consistent with the revenue decrease.

The consolidated gross margin percentage decreased to 7% during the three months ended September 30, 2007 from 9% during the three months ended September 30, 2006. This decrease relates primarily to the Consumers, Corporation and Other due to difficulties encountered in the development of our Efonica retail service platform, cancellation of a government contract and the loss of a high speed internet access arrangement for a foreign carrier.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization increased by $51,000 or 13.2% to $438,000 during the three months ended September 30, 2007, from $387,000 during the three months ended September 30, 2006. Our depreciation expense increased as more assets were acquired to support the retail platform during the three months ended September 30, 2006.

Loss on Impairment. Loss on impairment during the three months ended September 30, 2006, relates to a $0.1 million write-off of goodwill recorded in connection with our Jamaican joint venture. This write-off resulted from changes in our business plans for that entity including the future sale of switching equipment and a future lease assignment.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.7 million or 20.2% to $2.9 million during the three months ended September 30, 2007, from $3.6 million during the three months ended September 30, 2006. This decrease is primarily attributed to decreased salaries, benefits and other personnel related expenses as a result of the Company’s increased focus on cost containment.

Advertising and Marketing. Advertising and marketing expenses decreased $648,000 or 94.8% to $35,000 during the three months ended September 30, 2007, from $683,000 during the three months ended September 30, 2006. The decrease is a result of a more aggressive marketing campaign during the three months ended September 30, 2006.

Operating Loss. Our operating loss decreased $1.4 million or 36.9% to a loss of $2.4 million during the three months ended September 30, 2007, from a loss of $3.8 million during the three months ended September 30, 2006. The decrease in operating loss was primarily attributable to the increased revenues and reduced selling, general and administrative expenses.

Other Income (Expense). Total other income (expense) changed from other income of approximately $63,000 during the three months ended September 30, 2006 to other expenses of 3,000 during the three months ended September 30, 2007. The decrease is primarily attributable to the decrease in interest income as a result of the cash being used for operating activities.

Discontinued Operations. During the three months ended September 30, 2006, the Company incurred $0.2 million in loss from discontinued operations with its Turkey subsidiary.

Net Loss. Net loss decreased $1.6 million, or 39.6% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The primary factors contributing to the improvement were the increase in revenue and a decrease in selling and general and administrative.

Nine Months Ended September 30, 2007, Compared with Nine Months Ended September 30, 2006.

Revenues

Consolidated revenues were $40.3 million during the nine months ended September 30, 2007, compared to $31.8 million during the nine months ended September 30, 2006, an increase of $8.5 million or 26.8%.

Revenues for Voice to Carriers increased $10.2 million or 35.2%, to $39 million during the nine months ended September 30, 2007 from $28.9 million during the nine months ended September 30, 2006. The increase revenues were the result of an increase in voice traffic as well as an increase in rates compared to the same period of 2006. We expect the revenue from our Voice to Carriers segment to continue to increase in future quarters.

Revenues for Consumers, Corporations and Other decreased $1.6 million or 55.9% to $1.3 million during the nine months ended September 30, 2007, from $2.9 million during the nine months ended September 30, 2006. This decrease was mainly due to technical difficulties encountered in the development of our Efonica retail services platform, which held back the growth in this service and also due to the cancellation of a government contract and the loss of a high speed internet access arrangement for a foreign carrier. We have largely resolved the technical issues and expect this segment’s revenues to grow significantly during the next few years.

Cost of Revenues

Consolidated cost of revenues increased $8.6 million or 29.9% to $37.2 million during the nine months ended September 30, 2007 from $28.6 million during the nine months ended September 30, 2006. Approximately $9.6 million of this increase or 36% was attributable to an increase in Voice to Carriers. This increase was partially offset by a decrease in the cost of revenues for Consumers, Corporations and Other by $1 million or 50.1%, which went to $1 million during the nine months ended September 30, 2007 from $2 million during the first nine months ended September 30, 2006, consistent with the revenue decrease.

The consolidated gross margin percentage decreased to 8% during the nine months ended September 30, 2007 from 10% during the nine months ended September 30, 2006. This decrease relates primarily to the Consumers, Corporation and Other due to difficulties encountered in the development of our Efonica retail service platform, cancellation of a government contract and the loss of a high speed internet access arrangement for a foreign carrier.

Operating Expenses

Depreciation and Amortization. Depreciation and amortization increased by $0.4 million or 44.4% to $1.2 million during the nine months ended September 30, 2007, from $0.9 million during the nine months ended September 30, 2006. Depreciation expense increased as more assets were acquired to support the retail platform during the 2nd quarter of 2006.

Loss on Impairment. Loss on impairment during the nine months ended September 30, 2006, relates to a $0.1 million write-off of goodwill recorded in connection with our Jamaican joint venture. This write-off resulted from changes in our business plans for that entity including the future sale of switching equipment and a future lease assignment.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.7 million or 14.7% to $9.6 million during the nine months ended September 30, 2007, from $11.2 million during the nine months ended September 30, 2006. This decrease is primarily attributed to decreased salaries, benefits and other personnel related expenses as a result of the Company’s increased focus on cost containment.

Advertising and Marketing. Advertising and marketing expenses decreased $0.9 million or 86% to $0.1 million during the nine months ended September 30, 2007, from $1 million during the nine months ended September 30, 2006. The decrease is a result of a more aggressive marketing campaign during the nine months ended September 30, 2006.

Operating Loss. Our operating loss decreased $2.2 million or 22.1% to a loss of $7.9 million during the nine months ended September 30, 2007, from a loss of $10.1 million during the nine months ended September 30, 2006. The decrease in operating loss was primarily attributable to the increased revenues and reduced selling, general and administrative expenses

Other Income (Expense). Total other income (expense) changed from other income of approximately $0.7 million during the nine months ended September 30, 2006 to other income of $0.9 million during the nine months ended September 30, 2007.

Interest income decreased $226,000 or 76.8% to $68,000 during the nine months ended September 30, 2007 from $294,000 during the nine month ended September 30, 2006. The reduction is primarily due to cash used in operating activities.

During the nine months ended September 30, 2007, the Company sold its 49% equity ownership of Estel and recognized a gain on sale from investments of approximately $0.9 million.

During the nine months ended September 30, 2006, the Company recognized a gain on settlement of debt of approximately $0.5 million as a result of a settlement agreement with a vendor, which cancelled the service agreement and released the Company from all indebtedness.

Net Loss. Net loss decreased $2.7 million, or 27.9% for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The primary factors contributing to the improvement were the increase in revenue, a decrease in selling and general and administrative and a gain on sale from investment in Estel, mentioned above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of September 30, 2007, we had stockholders’ equity of approximately $10.8 million as compared to $13.4 million at December 31, 2006, and a working capital deficit of approximately $4.9 million as compared to $2.7 million at December 31, 2006. The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. During the nine months ended September 30, 2007, we completed the second phase and over allotment of our private placement financing (See Note 7 to the consolidated financial statements contained in this quarterly report on Form 10-Q). We may seek further financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Nine months Ended September 30,
	2007	2006

Cash used in operating activities	$(5,154,720)	$(8,337,892)
Cash used in investing activities	(13,909)	(3,365,544)
Cash provided by (used in) financing activities	3,891,186	(676,591)
Decrease in cash and cash equivalents	(1,277,443)	(12,380,027)
Cash and cash equivalents, beginning of period	2,743,155	14,790,504
Cash and cash equivalents, end of period	$1,465,712	$2,410,477

Source of Liquidity

As of September 30, 2007, we had cash and cash equivalents of approximately $1.5 million. In addition, as of September 30, 2007, we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through September 30, 2007, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our IPO, and the private placement of approximately $58.98 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $22 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $0.7 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively. We expect our cash capital expenditures to be approximately $0.7 million for the next three months ending December 31, 2007. The 2007 estimated capital expenditures primarily consist of additional retail infrastructure development, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $5.2 million and $8.3 million during the nine months ended September 30, 2007 and 2006, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities decreased significantly during 2007, primarily due to the completion of the majority of the expenses associated with the buildout of our retail infrastructure. As we transition our existing customers to our new infrastructure and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

Debt Service Requirements

At September 30, 2007, we had approximately $1.1 million of current debt, which relates primarily to our capital lease/equipment financing obligations.

Capital Instruments

In December 2006, the Company completed the first phase of a private placement for the purpose of raising working capital to fund the Company’s operations. The private placement provided for the issuance of a maximum of 10,000 shares of the Company’s newly designated Preferred Stock at $1,000 per share. The total number of shares of Preferred Stock Series A-1 issued in this private placement was 3,875 shares, for which net proceeds of approximately $3.8 million were received. In addition, the Company issued warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share. The Series A-1 Preferred Stock will pay dividends at 8% and are convertible into Fusion’s common stock at a fixed conversion price of $1.67 per share.

During the second quarter ended June 30, 2007, the Company completed the second phase and over-allotment of the private placement. During the second phase, the Company issued 3,375 shares of Preferred Stock, Series A-2 for net proceeds of approximately $3.375 million. In addition, the Company issued warrants to purchase 2,033,151 shares of common stock exercisable at $0.83 per share. The Company received an additional $0.745 million towards the over-allotment and issued 700 shares of Preferred Stock, Series A-3 and 45 shares of Preferred Stock, Series A-4 and Warrants to purchase 421,687 and 28,482 shares of common stock at a fixed exercise price of $0.83.and $0.79, respectively (See Note 7 to the consolidated financial statements contained in this quarterly report on Form 10-Q).

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

•	If we do not utilize our new Softswitch technology effectively, many of the potential benefits of the new technology may not be realized.

•	If the Company becomes a party to legal proceeding regarding patent infringement.

•	Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability and lost sales.

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

At September 30, 2007, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At September 30, 2007, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2006, a financing company affiliated with an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of approximately $1,380,000 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney’s fees and costs. The Company asserted a counterclaim against the vendor which was settled subsequent to the year ended 2006, resulting in the amendment of an existing contract with the vendor. On November 2, 2007, the Company entered into a settlement agreement with the financing company for $540,000 payable within 30 days from the date of the settlement agreement. As a result of the settlement agreement, a gain on settlement of approximately $625,000 will be recorded subsequent to September 30, 2007.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on July 12, 2007. At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement dated April 30, 2007.

(1)	Increase in the number of shares available for the 1998 option plan to 7,000,000:

For	Against	Abstain
12,321,411	252,347	9,120,635

(2)	Election of Directors:

Nominee	For	Withheld
Marvin S. Rosen	21,943,418	131,717
Matthew D. Rosen	21,954,218	120,917
Philip D. Turits	21,951,768	123,367
E. Alan Brumberger	21,955,268	119,867
Michael J. Del Giudice	21,916,468	158,667
Julius Erving	21,895,254	179,881
Evelyn Langlieb Greer	21,682,024	393,111
Fred Hochberg	21,709,418	365,717
Raymond E. Mabus	21,895,254	179,881
Dennis Mehiel	21,673,368	401,767
Paul C. O’Brien	21,709,468	365,667

(3)	The ratification of the appointment of Rothstein, Kass & Company, P.C., as independent public accountants for the year ending December 31, 2007:

For	Against	Abstain
21,917,853	86,281	71,001

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: November 14, 2007	By:	/s/ Matthew D. Rosen
Matthew D. Rosen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Barbara Hughes
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