Form 10-K
period 2007-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2008-03-31
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒
Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock as reported by the American Stock Exchange on March 24, 2008, was $9,982,003. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the registrant and persons owning 5% or more of the registrant’s common stock have been excluded, in that such persons may be deemed to be affiliates of the registrant. Such exclusion should not be deemed a determination or admission by the registrant that such individuals or entities are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 24, 2008, is as follows:

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	35,762,962

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to 424(b) or (c) under the Securities Act of 1933. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held in 2008

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1  BUSINESS

OVERVIEW

Fusion Telecommunications International, Inc. (the terms “Company”, “us”, and/or “we” and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) provides voice services over the Internet (Voice over Internet Protocol or VoIP) to corporations, consumers and carriers worldwide, focusing on international calling.

Through our key assets of market knowledge, technical expertise and strategic relationships, we believe we are poised to:

o
Capitalize upon the growth in VoIP telecommunications, a market that Booz Allen Hamilton expects to exceed the market for traditional circuit-switched telecommunications in 2011, and expand our international penetration of VoIP applications to consumers and corporations;

o	Deliver customized VoIP services designed to meet the needs of the emerging markets and communities of interest worldwide;

o	Deliver a complete suite of VoIP service offerings for corporations and consumers;

o	Establish our company as a global telecommunications service provider;

o	Continue to expand the number of partnerships globally to facilitate the distribution of our VoIP services; and

o	Bridge the migration from traditional telephony to VoIP through the introduction of simple, easy to use services that can be accessed from a landline, PC or mobile phone.

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

SERVICES

To date, we derive a significant portion of our revenues primarily from U.S.-based carriers requiring VoIP connectivity to emerging markets. As we continue to execute our strategy, we anticipate a larger number of non-U.S. based customers. We are currently seeking to expand our retail VoIP revenue stream to consumers and corporations by focusing on providing our services in emerging markets, which to date, has not generated material revenues for us. We deliver our VoIP services directly to end-users and through partnerships with companies that distribute and support our services locally. We also deliver our services through joint ventures.

We have service contracts with our customers, including carriers, corporations and consumers. Our contracts with carriers typically have a one-year renewable term, with no minimum volume per month, and allow the customer to terminate without penalty. Our contracts with corporate customers are typically for a one-year term, and have an early cancellation penalty. For the years ended December 31, 2007, 2006, and 2005, the Telco Group accounted for 9.6%, 16.2% and 11.3%, respectively, of our total revenues. In addition, for the years ended December 31, 2007 and 2006, Qwest accounted for 40% and 23.2% of our total revenues, respectively.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Our voice services to carriers accounted for the majority of our revenues in 2007 and 2006. Our retail VoIP service enables customers, typically for a lower cost than traditional telephony, to place voice calls anywhere in the world using their personal computers, Internet protocol phones or regular telephones when accompanied by a hardware device. VoIP services utilize the Internet as opposed to circuit switching (traditional telephony technology), thereby offering cost savings to customers. These services are primarily offered under our retail brand Efonica directly to consumers, corporations, distribution partners, or Internet Service Providers around the world. In select cases, we will also provide co-branded and private label solutions. Our services are offered to customers located in Asia, the Middle East, Africa, and Latin America.

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

In the second quarter of 2007, we began marketing Corporate Retail Services within the United States. We now offer hosted IP-PBX services for those companies wishing to outsource the management of their telecommunications facilities. We also offer IP trunking solutions for companies wishing to retain their existing telecommunications infrastructures, but still reap the benefits of VoIP telephony. We also offer our corporate customers Internet access, toll free services, conference calling, and a premium version of our Mobilink service. On a selective basis, we offer corporate customers certain advanced solutions, including virtual private networks, private line services, and managed network services.

Our segments and their principal activities consist of the following:

VOICE SERVICES TO CARRIERS

Voice services to carriers include VoIP to carriers, which is the termination of voice telephony minutes by the Internet rather than older circuit-switched technology. VoIP permits a less costly and more rapid interconnection between our network and international telecommunications carriers. This segment also includes Traditional Voice (the termination of voice telephony minutes from or to the countries we serve, utilizing traditional Time Division Multiplexing (TDM) or “circuit-switched” technology. Typically, this will include interconnection with traditional telecommunications carriers either located internationally or those carriers that interconnect with us at their U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

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

STRATEGY

Our strategy is to provide a full suite of VoIP services to consumers and corporations in the emerging markets and to the international communities of interest around the world. We look to create local partnerships to facilitate distribution of our services within our target countries. We also look to create global partnerships to facilitate global distribution of our services.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

The details of our strategy include:
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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Exploit Communication Patterns Among and Between our Markets

We look to provide connectivity to emerging markets. We seek to create international interconnections with global carriers to carry our international traffic. We are targeting customers in synergistic markets to leverage the communities of interest by providing customized calling and feature service plans designed to meet the needs of ethnic communities around the world. Our regional marketing plan is focused on the emerging market communities of interest around the world. We are also seeing demand from business customers for multi-country connectivity such as a U.S. corporation seeking connectivity to India, China, and the Philippines from one provider. We also believe that traffic among emerging markets is less susceptible to price and margin erosion than traffic among developed countries.

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

Direct Sales and Regional Management

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

Agents

We use independent sales agents to sell our services. Our sales agents are compensated on a commission-based structure. We typically control the product, pricing, branding, technical and secondary level customer support, billing and collections. In select instances we will provide Private Label services.

Partnerships

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

Strategic Ventures

We enter into agreements with other companies to market and distribute each other’s products and services to the customer and prospect base of the other. The providing party usually will support and bill its own products. Depending on the strategic venture, we may pay or receive a commission or share revenue and/or profits with each other.

Efonica

In December 2002, the Company acquired a 50.2% equity interest in a joint venture with Karamco, Inc. (“Karamco”) to provide various VoIP services throughout the emerging markets. Efonica F-Z. LLC, the joint venture company, was incorporated in the Technology, Electronic Commerce and Media Free Zone in Dubai, United Arab Emirates, and operations of the joint venture began during 2003.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

Joint Ventures and Strategic Partners

We enter into formal joint venture agreements and strategic partnerships with certain partners to market and provide our services.

The terms of each non-joint venture partnership or distribution agreement are different by partner but in general provide for a revenue or profit sharing arrangement.

Jordan

In March 2007, the Company entered into an exclusive partnership agreement with a licensed service provider to begin offering its Efonica services in Jordan. In July 2007, the Company launched its Mobilink service in Jordan, the first of several planned service offerings in that country. Since the launch, capacity has been expanded to accommodate growing customer demand in a country that has seen nearly 400% growth in internet users during the past few years, and represents a strong market opportunity for Fusion.

Dominican Republic

On September 24, 2007, the Company acquired a license to sell communication services in the Dominican Republic. The Company plans to provide a comprehensive suite of advanced voice, data, and video products to consumers and businesses.

DigitalFX International, Inc.

In May 2007, the Company secured a strategic investment from DigitalFX International, Inc. (“DigitalFX”). DigitalFX is a leading video and content management company that combines cutting edge communications and storage tools into one versatile, easy to use digital platform. The Company plans to combine Fusion’s consumer and corporate VoIP solutions with Digital’s streaming video and content management capabilities and offer an integrated package to Fusion’s and DigitalFX’s existing and future customers.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

In each country where we operate, there are numerous competitors, including VoIP service providers, wireline, wireless, and cable competitors. We believe that as international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984 and the Telecommunications Act of 1996. Prices for long distance voice calls in the markets in which we compete have been declining and are likely to continue to decrease. In addition, many of our competitors are significantly larger, control larger networks, and have substantially greater financial, technical and marketing resources.

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

We have been unable to identify any direct and comprehensive competitors that deliver the same suite of services to the same markets with the same marketing strategy as we do. We compete with many different providers in various aspects of our Business Plan, but have found none that directly offer the same breadth of services focused on emerging markets. Some of our competitive advantages include:

•	A full suite of services that complement our VoIP service offerings as opposed to a single offering;
•	The ability to offer prepaid, monthly recurring service plans and free service to customers using broadband or dial-up Internet access;
•	Connectivity with over 200 carriers worldwide;
•	A bundled product offering VoIP service and Internet access to corporate users;
•	Our focus on emerging markets in Latin America, Asia, the Middle East, Africa, and the Caribbean;
•	the ability to make calls between any combination of computers, Internet connected telephones, wireless devices, and other SIP-enabled hardware;
•	an international partnership and distribution model, which provides for faster service deployment, reduced capital requirements and cost-efficient service delivery; and
•	a strategy of using local partners to enable us to access new markets, secure or obtain communication licenses, enhance distribution and provide local customer support.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

The following trademarks and service marks are registered with the United States Patent Trademark Office, however, they are not registered at the international level:

•	Fusion Telecommunications International
•	Diamond / Block Logo
•	Diamond Logo
•	Fusion
•	Fusion Telecom
•	efonica (logo)
•	Efonica

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

The following trademarks and service marks are filed with the United States Patent Trademark Office and are currently in registration process:

•	Fusion (logo)
•	Hear the Difference
•	Efo in
•	Efonicall
•	Efo out
•	Worldwide Internet Area Code
•	Internet Area Code
•	Fusion Softphone
•	Efonica Softphone
•	Callgate
•	Enumber
•	Ecash
•	Fusion Tel
•	Enumber
•	Estore

The following trademark applications were abandoned by the company because it was no longer used in commerce.

•	FTI
•	Efocash
•	Efostore
•	Efofax
•	Efobridge
•	Efolink
•	Efogate
•	Efonicash
•	Efonifax
•	Efonica (softphone design)
•	The Area Code of the Internet
•	Efo
•	IC (design only 2 squares)
•	Freefonica
•	Internet Phone Number
•	Invite a Friend
•	Efonica Software
•	LL
•	Members Area

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

Employees

As of December 31, 2007, we had 68 full time employees in Fusion Telecommunications International, Inc., and none of our employees are represented by a labor union. We consider our employee relations to be good, and we have never experienced a work stoppage.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2007 and 2006, 91.1% and 90.4%, respectively, of our revenue was derived from customers in the United States and 8.9% and 9.6%, respectively, from international customers. As of December 31, 2007 and 2006, 2.0% of our long-lived assets were located outside of the United States. For more information concerning our geographic concentration, see Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this report.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Risks Related to Business

We have a history of operating losses and, prior to our IPO, a working capital deficit and stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. At December 31, 2007, we had a working capital deficit of approximately ($4.2) million and stockholders’ equity of approximately $6.7 million. We have continued to sustain losses from operations and for the years ended December 31, 2007, 2006 and 2005, we have incurred a net loss applicable to common stockholders of approximately $13.2 million, $13.4 million and $9.4 million, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2007, 2006 and 2005. We may not be able to generate future profits and may not be able to support our operations, or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

Additional taxation and government regulations of the communications industry may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

Risks Related to our Common Stock

Voting Control by Principal Stockholders

As of March 31, 2008, our executive officers and directors collectively control approximately 18.9% of our outstanding common stock and, therefore are able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

We Do Not Intend to Pay Dividends on Common Stock.

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments.

Not applicable to a smaller reporting company.

Item 2. Properties

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of our leased offices and space as of March 31, 2008.

LOCATION	LEASE EXPIRATION	ANNUAL RENT		PURPOSE	APPROX. SQ. FT

420 Lexington Avenue, Suite 1718 New York, New York 10170	October 2015	$452,000	1	Lease of principal executive offices	9,000

75 Broad Street New York, New York 10007	March 2010	$658,000	2	Lease of network facilities	15,000

1475 W. Cypress Creek Road Suite 204 Fort Lauderdale, Florida 33309	May 2014	$174,000	3	Lease of network facilities and office space	13,100

Premises GO2- GO3 Building No. 9 Dubai Internet City Dubai, United Arab Emirates	December 2008	$87,000		Lease of office space	1,300

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

Item 3. Legal Proceedings

On May 28, 2003, Jack Grynberg, et al., an investor in one of the Company's private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against the Company: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. A written order of Judgment in favor of the Company and against the plaintiff in the amount of approximately $40,000 was recorded on January 24, 2006. The plaintiffs have filed an appeal of the motion, which the courts dismissed and awarded the Company attorney fees.

1  This lease is subject to gradual increase to $509,000 from years 2008 to 2015.
2  This lease is subject to gradual increase to $673,000 from years 2008 to 2010.
3  This lease is subject to gradual increase to $215,000 from years 2008 to 2014.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

On March 30, 2006, a financing company affiliated with an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of approximately $1,380,000 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney’s fees and costs. The Company asserted a counterclaim against the vendor which was settled March 2007, resulting in the amendment of an existing contract with the vendor. On November 2, 2007, the Company entered into a settlement agreement with the financing company for $540,000 payable within 30 days from the date of the settlement agreement. As a result of the settlement agreement, the Company recorded a gain on settlement of approximately $619,000.

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

The Company is currently undergoing an audit by a regulatory agency, which has not yet been concluded. Should the audit result in an unfavorable outcome, the Company estimates that the liability would be within the range of $14,000 to $100,000. However, the liability range is just an estimate and could differ from the actual result.

The Company is involved in other claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position.

Due to the regulatory nature of the industry, the Company periodically receives and responds to various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2007.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the American Stock Exchange under the symbol “FSN”, and our redeemable common stock purchase warrants are listed on the American Stock Exchange under the symbol “FSN.WS”.

Prior to February 15, 2005, there was no established trading market for our common stock and redeemable common stock warrants. The following tables list the high and low sales prices for our common stock and redeemable common stock warrants for each fiscal quarter during the two preceding fiscal years.

Common Stock

Year Ended December 31, 2007	High	Low

First Quarter	$1.29	$0.55
Second Quarter	$0.80	$0.49
Third Quarter	$0.98	$0.29
Fourth Quarter	$0.82	$0.14

Year Ended December 31, 2006	High	Low

First Quarter	$3.40	$2.45
Second Quarter	$3.47	$1.99
Third Quarter	$2.52	$1.45
Fourth Quarter	$1.90	$1.01

Redeemable Common Stock Purchase Warrants

Year Ended December 31, 2007	High	Low

First Quarter	$0.14	$0.01
Second Quarter	$0.07	$0.02
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.04	$0.01

Year Ended December 31, 2006	High	Low

First Quarter	$0.65	$0.30
Second Quarter	$0.50	$0.22
Third Quarter	$0.41	$0.16
Fourth Quarter	$0.35	$0.07

On March 24, 2008, the last reported sale price for our common stock on the American Stock Exchange was $0.34 per share and the last reported sale price for our redeemable common stock purchase warrants was $0.01 per warrant. The market price for our stock and warrants is highly volatile and fluctuates in response to a wide variety of factors.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Holders

As of March 24, 2008, we had approximately 1,633 holders of record of our common stock and 1,132 holders of record of our redeemable common stock purchase warrants.

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

The holders of our Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008.

Issuer Purchases of Equity Securities

There have been no purchases of equity securities by the Company required to be disclosed herein.

Recent Sales of Unregistered Securities

During the second quarter ended June 30, 2007, the Company completed the second phase and over-allotment of the private placement. During the second phase, the Company issued 3,375 shares of Preferred Stock, Series A-2 for net proceeds of approximately $3.375 million. In addition, the Company issued warrants to purchase 2,033,151 shares of common stock exercisable at $0.83 per share. The Company received an additional $0.745 million towards the over-allotment and issued 700 shares of Preferred Stock, Series A-3 and Series A-4 shares of Preferred Stock, Series A-3 and Series A-4 Warrants to purchase 421,687 and 28,482 shares of common stock at a fixed exercise price of $0.83.and $0.79, respectively.

Also, during November 2007, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the sale of up to $7 million of the Company’s common stock. The Company issued 2,936,321 shares of common stock for which proceeds of approximately $1.46 million were received, net of expenses of approximately $16,000. In addition, the Company issued warrants to purchase 1,468,161 shares of common stock exercisable at 120% of the closing price of the Company’s common stock the day before closing. Also, the warrants have a term of 5 years from the date of closing.

Equity Compensation Plans

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect for year ended December 31, 2007:
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE

Equity compensation plans approved by security holders	3,116,676	$2.43	3,883,324
Total	3,116,676	$2.43	3,883,324

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of and for each of the periods ended December 31, 2007, 2006, 2005, 2004 and 2003. The selected financial data are derived from the audited consolidated financial statements of Fusion Telecommunications International, Inc. The consolidated financial statements, and the report thereon, as of December 31, 2007 and 2006, and for the three year period ended December 31, 2007 which are included elsewhere in this Annual Report on Form 10-K. The following financial information should be read in conjunction with “Management’s Discussion and Analysis and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003

Revenues	$55,023,860	$47,087,064	$49,364,542	$49,557,973	$32,018,471
Operating expenses:
Cost of revenues	50,797,354	42,463,724	45,048,917	42,927,994	27,855,508
Depreciation and amortization	1,709,040	1,397,094	1,510,172	1,804,184	1,981,805
Loss on impairment	4,006,664	867,212	—	—	375,000
Selling, general and administrative expenses	12,484,485	14,803,062	11,633,713	9,722,719	8,543,664
Advertising and marketing	146,471	1,335,745	175,725	81,686	32,143
Total Operating Expenses	69,144,014	60,866,837	58,368,527	54,536,583	38,788,120
Operating loss	(14,120,154)	(13,779,773)	(9,003,985)	(4,978,610)	(6,769,649)
Other income (expense):
Interest income	71,950	318,333	474,109	26,428	12,227
Interest expense	(88,993)	(114,006)	(434,749)	(2,254,488)	(859,123)
Gain (loss) on settlements of debt	618,885	465,854	(75,927)	2,174,530	3,918,295
Gain on sale of investment in Estel	937,578	—	—	—	—
Loss from investment in Estel	(60,000)	(185,234)	(541,876)	(519,728)	(746,792)
Other	(27,536)	44,801	(195,006)	(15,965)	(97,766)
Minority interests	—	67,694	175,353	(7,654)	157,617
Total other income (expense)	1,451,884	597,442	(598,096)	(596,877)	2,384,458
Loss from continuing operations	(12,668,270)	(13,182,331)	(9,602,081)	(5,575,487)	(4,385,191)
Discontinued operations:
Income (loss) from discontinued operations	—	(168,871)	207,007	545,215	208,620
Net loss	$(12,668,270)	$(13,351,202)	$(9,395,074)	$(5,030,272)	$(4,176,571)
Losses applicable to common stockholders:
Loss from continuing operations	$(12,668,270)	$(13,182,331)	$(9,602,081)	$(5,575,487)	$(4,385,191)
Preferred stock dividends	(572,087)	—	—	(385,918)	(635,254)
Net loss applicable to common stockholders from continuing operations:	(13,240,357)	(13,182,331)	(9,602,081)	(5,961,405)	(5,020,445)
Income (loss) from discontinued operations	—	(168,871)	207,007	545,215	208,620
Net loss applicable to common stockholders	$(13,240,357)	$(13,351,202)	$(9,395,074)	$(5,416,190)	$(4,811,825)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.48)	$(0.49)	$(0.39)	$(0.35)	$(0.37)
Income (loss) from discontinued operations	—	(0.01)	0.01	0.03	0.02
Net loss applicable to common stockholders	$(0.48)	$(0.50)	$(0.38)	$(0.32)	$(0.35)
Weighted average shares outstanding
Basic and diluted	27,314,196	26,737,083	24,965,080	16,707,114	13,616,803

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003

Operating data:
Capital expenditures	$(980,694)	$(3,299,198)	$(1,877,252)	$(627,219)	$(582,149)

Summary Cash Flow Data:
Net cash used in operating activities	(7,608,589)	(11,343,665)	(7,980,651)	(4,874,834)	(4,884,543)
Net cash used in investing activities	(304,615)	(3,693,097)	(2,396,445)	(250,460)	(744,071)
Net cash provided by financing activities	5,284,866	2,989,413	20,798,874	6,288,375	8,097,832

Balance Sheet Data (at period end):
Cash	$114,817	$2,743,155	$14,790,504	$4,368,726	$3,205,645
Restricted cash	416,566	781,566	218,176	380,276	736,626
Property and equipment	13,283,603	14,262,669	12,214,290	11,022,330	10,078,806
Property and equipment, net	5,425,846	6,422,016	4,270,966	3,271,474	3,743,293
Total assets	18,128,289	27,573,300	34,385,779	13,662,117	11,681,625
Total debt	1,094,681	1,216,746	1,577,615	5,687,631	4,644,904
Redeemable preferred stock	—	—	—	9,716,026	3,466,538
Total stockholders’ equity (deficit)	$6,695,183	$13,445,958	$17,721,641	$(13,290,029)	$(9,866,927)

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Revenues	$55,023,860	$47,087,064	$49,364,542
Operating expenses:
Cost of revenues	50,797,354	42,463,724	45,048,917
Depreciation and amortization	1,709,040	1,397,094	1,510,172
Loss on impairment	4,006,664	867,212	—
Selling, general and administrative	12,484,485	14,803,062	11,633,713
Advertising and marketing	146,471	1,335,745	175,725
Total operating expenses	69,144,014	60,866,837	58,368,527
Operating loss	(14,120,154)	(13,779,773)	(9,003,985)

Other income (expense):
Interest income	71,950	318,333	474,109
Interest expense	(88,993)	(114,006)	(434,749)
Gain (loss) on settlements of debt	618,885	465,854	(75,927)
Gain on sale of investment in Estel	937,578	—	—
Loss from investment in Estel	(60,000)	(185,234)	(541,876)
Other	(27,536)	44,801	(195,006)
Minority interests	—	67,694	175,353
Total other income (expense)	1,451,884	597,442)	(598,096)
Loss from continuing operations	(12,668,270)	(13,182,331)	(9,602,081)
Loss from discontinued operations	—	(168,871)	207,007
Net loss	$(12,668,270)	$(13,351,202)	$(9,395,074)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	92.3%	90.2%	91.3%
Depreciation and amortization	3.1%	3.0%	3.1%
Loss on impairment	7.3%	1.8%	0.0%
Selling, general and administrative	22.7%	31.4%	23.6%
Advertising and marketing	0.3%	2.8%	0.4%
Total operating expenses	125.7%	129.2%	118.4%
Operating loss	(25.7)%	(29.2)%	(18.4)%

Other income (expense):
Interest income	0.1%	0.7%	1.0%
Interest expense	(0.2)%	(0.2)%	(0.9)%
Gain (loss) on settlement of debt	1.2%	1.0%	(0.2)%
Gain on sale of investment in Estel	1.7%
Loss from investment in Estel	(0.1)%	(0.4)%	(1.1)%
Other	—	0.1%	(0.4)%
Minority interests	—	0.1%	0.4%

Total other income (expense)	2.7%	1.3%	(1.2)%
Loss from continuing operations	(23)%	(27.9)%	(19.6)%
Loss from discontinued operations	—	(0.4)%	0.4%
Net loss	(23)%	(28.3)%	(19.2)%

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

In 2002, we established Efonica F-Z, LLC, as a joint venture retail services company marketing VoIP products to consumer and corporate customers in emerging markets. We initially acquired a 50.9% interest in Efonica. Beginning in the Middle East, Asia and Africa, then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding will enhance this value-added offering. In February 2005, we closed on the purchase of the 49.8% minority interest in Efonica.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Company Highlights

The following summary of significant events during the two years ended December 31, 2007, highlights the accomplishments and events that have influenced our performance during that time period.

2007

•
Efonica VoIP products at CeBIT - Showcasing Efonica VoIP services, including retail and corporate focused VoIP solution to CeBIT (the world’s largest trade fair showcasing digital IT and telecommunications solutions for home and work environments);

•
Consummation of Private Placement - In May 2007, the Company entered into subscription agreements with 28 individual investors for an offering of 3,375 shares of Series A-2 Cumulative Convertible Preferred Stock, in consideration for $3.375 million (the "Series A-2 Preferred Stock");

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

•	VoIP World Conference in Dubai- On June 18th 2007, CEO, Mathew Rosen, delivered a keynote address to VoIP World Middle East 2007 conference in Dubai, UAE;

•	Launches Efonica Mobilink Service in Jordan - the Company announced that it has already expanded its network capacity in Jordan to meet growing customer demand;

•	Internet Café Solution - This new product targets a growing segment of the international calling marketplace, expanding Fusion's current reach into corporate, consumer and carrier markets worldwide;

•	Acquires Telecommunications License in Dominican Republic - Initiates Plan to Launch Comprehensive Suite of Voice and Video Solutions;

•
Consummation of Private Placement - In November 2007, the Company entered into subscription agreements with 6 individual investors for an offering of 2,936,821 shares of Common Stock in consideration for. $1.475 million.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006.

Revenues

Consolidated revenues were $55 million during 2007, compared to $47.1 million during 2006, an increase of $7.9 million or 16.9%.

Revenues for Voice to Carriers increased by $9.6 million or 22.1%, to $53.3 million during 2007 from $43.6 million during 2006. The increase in revenues was the result of an increase in voice traffic as well as an increase in rates compared to 2006.

Revenues for consumers, corporations and other decreased by $1.7 million or 49.2% to $1.7 million during 2007, from $3.4 million during 2006. This decrease was mainly due to technical difficulties encountered in the development of our Efonica retail services platform, which held back the growth in this service and due to the cancellation during late 2006 of a government contract and the loss of a high speed internet access arrangement for a foreign carrier. We have largely resolved the technical issues and expect this segment’s revenues to grow significantly during the next few years.

Cost of Revenues

Consolidated costs of revenues were $50.8 million during 2007, compared to $42.5 million during 2006, an increase of $8.3 million or 19.6%. Approximately $9.4 million of this increase was attributable to an increase in Voice to Carriers. This increase was partially offset by a decrease in the cost of revenues for consumers, corporations and other by $1.1 million or 45.4%, which went to $1.3 million during 2007 from $2.4 million during 2006, consistent with the revenue decrease.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

The consolidated gross margin percentage decreased to 8% during 2007 from 10% during 2006. This decrease relates primarily to the consumers, corporation and other due to difficulties encountered in the development of our Efonica retail service platform, cancellation of a government contract and the loss of a high speed internet access arrangement for a foreign carrier.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization increased by $0.3 or 22.3% to $1.7 million during 2007, from $1.4 million during 2006. Our depreciation expense increased as more assets were acquired to support the retail platform during September 2006.

Loss on Impairment.

During 2007, the Company commenced its annual impairment testing on its Goodwill and Other Intangible Assets. As a result of the testing, on March 20, 2008, the Company concluded a charge for impairment is required and recorded an impairment loss of approximately $4 million as of December 31, 2007. Also, during 2006, the Company wrote-off approximately $277,000 goodwill recorded in connection with our Jamaican joint venture. In addition, the Company recognized approximately $591,000 impairment on its retail infrastructure equipment.

Selling, General and Administrative.

Selling, general and administrative expenses decreased by $2.3 million or 15.7% to $12.5 million during 2007, from $14.8 million during 2006. This decrease is primarily attributed to decreased salaries, benefits and other personnel related expenses as a result of the Company’s increased focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses decreased $1.2 million or 89% to $0.1 million during 2007, from $1.3 during 2006. The decrease is a result of a more aggressive marketing campaign during the 2006.

Operating Loss

Our operating loss decreased by $0.2 million or 1.7% to a loss of $13.5 million during 2007, from a loss of $13.8 million during 2006. The decrease in operating loss was primarily attributable to the increased revenues and reduced selling, general and administrative expenses.

Other Income (Expense)

Total other income increased by $0.9 million or 143% to $1.5 million during 2007, from $0.6 million during 2006. The increase is primarily attributable to $0.9 million from the gain on sale of investment in Estel and $0.2 million from gain on settlement of debt, which resulted due to settlement of vendor obligation. The increase was partially offset by the decrease in interest income due to cash being used for operating activities.

Discontinued Operations

During 2006, the Company incurred $0.2 million in loss from discontinued operations with its Turkey subsidiary.

Net Loss

Net loss decreased by $0.7 million, or 5.1% for 2007, compared to 2006. The primary factors contributing to the improvement were the increase in revenue and a decrease in selling and general and administrative expenses.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

Operating Expenses

Depreciation and Amortization. Depreciation and amortization decreased to $1.4 million during the year ended 2006 from $1.5 million, or 7.5%, during the year ended 2005. Our depreciation decreased as a result of many of our assets being fully depreciated during all or a part of 2006.

Selling, General and Administrative

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

Advertising and Marketing

Advertising and marketing increased from $0.2 million in 2005 to $1.3 million in 2006, associated with the promotional campaign for the launch of our new retail products and services.

Operating Loss

Our operating loss increased by $4.8 million or 53% to a loss of $13.8 million during 2006, from a loss of $9.0 million during 2005. The increase in operating loss was attributable to the items mentioned above, including the decrease in gross margin, the increase in selling, general and administrative expenses associated with our retail infrastructure growth, the increase in advertising and marketing for our new retail services, and the increased costs associated with regulatory compliance requirements.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Other Income (Expense)

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

Net Loss

The net loss for 2006 was $13.4 million compared to $9.4 million for 2005. The factors noted above that impacted the net operating loss were partially reduced by the positive other income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of December 31, 2007, we had stockholders’ equity of approximately $6.7 million in comparison to $13.4 million at December 31, 2006, and a working capital deficit of approximately $4.2 million in comparison to working capital deficit of $2.7 million at December 31, 2006. The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. We may seek further financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Cash used in operating activities	$(7,608,589)	$(11,343,665)	$(7,980,651)
Cash used in investing activities	(304,615)	(3,693,097)	(2,396,445)
Cash provided by financing activities	5,284,866	2,989,413	20,798,874
Increase (decrease) in cash and cash equivalents	(2,628,338)	(12,047,349)	10,421,778
Cash and cash equivalents, beginning of period	2,743,155	14,790,504	4,368,726
Cash and cash equivalents, end of period	$114,817	$2,743,155	$14,790,504
——————

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Source of Liquidity

As of December 31, 2007, we had cash and cash equivalents of approximately $0.1 million. In addition, as of December 31, 2007, we had approximately $0.5 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit.

From our inception through December 31, 2007, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our IPO, and the private placement of approximately $60.5 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $22.0 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately, $1 million during 2007, $3.3 million during 2006 and $1.9 million in 2005. We expect our cash capital expenditures to be approximately $1.0 million for the year ending December 31, 2008. The 2008 estimated capital expenditures primarily consist of the continued customization of our retail infrastructure, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $7.6 million during 2007, $11.3 million during 2006, and $8.0 million during 2005. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities decreased significantly during 2007, primarily due to the completion of the majority of the expenses associated with the build-out of our retail infrastructure, as well as a continued focus on general expense reduction. As we transition our existing customers to our new infrastructure and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

Debt Service Requirements

At December 31, 2007 we had approximately $1.1 million of current and long-term debt. This balance relates to notes payable and our capital leases.

Capital Instruments

In December 2006, the Company completed the first phase of a private placement for the purpose of raising working capital to fund the Company’s operations. The private placement provided for the issuance of a maximum of 10,000 shares of the Company’s newly designated Preferred Stock, Series A-1 at $1,000 per share. The total number of shares of Preferred Stock Series A-1 issued in this private placement was 3,875 shares, for which net proceeds of approximately $3.8 million were received. In addition, the Company issued five year warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share. The terms of the Series A-1 Preferred Stock will pay dividends at 8% and are convertible into Fusion’s common stock at a fixed conversion price of $1.67 per share.

During the second quarter ended June 30, 2007, the Company completed the second phase and over-allotment of the private placement. During the second phase, the Company issued 3,375 shares of Preferred Stock, Series A-2 for net proceeds of approximately $3.375 million. In addition, the Company issued five year warrants to purchase 2,033,151 shares of common stock exercisable at $0.83 per share. The Company received an additional $0.745 million towards the over-allotment and issued 700 shares of Preferred Stock, Series A-3 and 45 shares of Preferred Stock, Series A-4 and five year Warrants to purchase 421,687 and 28,482 shares of common stock at a fixed exercise price of $0.83.and $0.79, respectively.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

In November 2007, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the sale of up to $7 million of the Company’s common stock. The Company issued 2,936,321 shares of common stock for which proceeds of approximately $1.46 million were received, net of expenses of approximately $16,000. In addition, the Company issued five year warrants to purchase 1,468,161 shares of common stock exercisable at 120% of the closing price of the Company’s common stock the day before closing.

Summary of Contractual Obligations

As of December 31, 2007

	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL

Contractual obligations:
Debt maturing within one year	$566,567	$283,433	$—	$—	$850,000,
Capital leases	233,759	10,922	—	—	244,681
Operating leases	1,370,043	2,179,183	1,336,483	1,729,033	6,614,742
Minimum purchase commitments	34,000	—	—	—	34,000
Total contractual cash obligations	$2,204,369	$2,473,538	$1,336,483	$1,729,033	$7,743,423

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, included in this Annual Report on Form 10-K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions; and requires the acquirer to disclose to investors and all other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a significant impact on it financial statements.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

As of December 31, 2007, the majority of our cash balances were held primarily in the form of a short-term highly liquid investment grade money market fund in a major financial institution. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At December 31, 2007, all of our outstanding debt had fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. As such, we currently believe that our interest rate risk is very low.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedure

Evaluation of Disclosure Controls and Procedures

Fusion maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that Fusion’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Fusion’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

PART III

Item 10. Directors Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the sections entitled “Management” and “Principal Stockholders” in the proxy statement for our 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the proxy statement for our 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Principal Stockholders” in the proxy statement for our 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the section entitled “Related Party Transactions” in the proxy statement for our 2008 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the proxy statement for our 2008 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

(a)(3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended(*)
3.1(a)	Certificate of Designation of Series C Convertible Redeemable Preferred Stock(*)
3.1(b)	Certificate of Designation of the Rights and Preferences of the Series A-2 Preferred Stock (6)
3.1(c)	Certificate of Designation of the Rights and Preferences of the Series A-3 & 4 Preferred Stock (9)
3.1(d)	Form of Subscription Agreement (7)
3.2	Bylaws(*)
10.1	1998 Stock Option Plan(*)
10.2	Employment Agreement between registrant and Matthew Rosen(*)
10.2.1	Amended and Restated Employment Agreement between registrant and Matthew Rosen(3)
10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003(*)
10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002(*)
10.6	Agreement between Fusion registrant and Communications Ventures PVT. LTD, dated May 13, 2004(*)
10.7	Form of Warrant to Purchase Common Stock(*)
10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(*)
10.8.1	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(8)
10.8.2	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(8)
10.8.3	Lease Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(8)
10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office(*)
10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended(*)
10.10.11	Amendment dated February 10, 2006, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office, as amended(8)
10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices(8)
10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000(*)
10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002(*)
10.28	Non-Competition Agreement between registrant and Marvin Rosen(*)
10.29
Stock Purchase Agreement between registrant, Convergent Technologies, Ltd. And the stockholders listed on Schedule 1 Attached thereto, dated December 16, 2004, as amended and restated, dated January 11, 2005(*)

10.30	Employment Agreement between registrant and Roger Karam(*)
10.31.1	Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated January 11, 2005 and the amendment thereto(*)
10.31.2	Amendment to Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated March 24, 2006(8)
10.32	Carrier Service Agreement for International Terminating Traffic between the registrant and Qwest Communications Corporation, dated May 17, 2000(*)

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description

10.33	Carrier Service Agreement between registrant and Telco Group, Inc. dated April 3, 2001, as amended(*)
10.34	Colocation License Agreement between the registrant and Telco Group, dated January 28, 2002.(*)
10.35	International VoIP Agreement, dated April 25, 2002, as amended(*)
10.36.1
Stock Purchase Agreement dated March 8, 2005 between FUSION TURKEY, L.L.C., LDTS UZAK MESAFE TELEKOMÜNIKASYON VE .ILETIS,IM HIZMETLERI SAN.TIC.A.S. and Bayram Ali BAYRAMOGLU; Mecit BAYRAMOGLU Mehmet; Musa BAYSAN; Yahya BAYRAMOGLU and Özlem BAYSAN.(1)

10.37	Lease Agreement dated April 28, 2005, between Convergent Technologies Limited and Oceanic Digital Jamaica Limited (**)
10.38
Promissory Note issued by iFreedom Communications International Holdings, Limited; iFreedom Communications Corporation; iFreedom Communications (Malaysia) Sdn. Bhd.; iFreedom Communications, Inc.; iFreedom Communications Hong Kong Limited and iFreedom UK, Ltd., jointly and severally, to Registrant.(8)

10.39	Form of Subscription Agreement (5)
10.40	Form of Warrant (5)
10.41	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock (5)
14	Code of Ethics of Registrant(8)
21.1	List of Subsidiaries(8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
——————
*	Originally filed with our Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with our Registration Statement no. 33-120206 and incorporated herein by reference.

(1)	Filed as Exhibit to our Current Report on Form 8-K filed on March 14, 2005 and incorporated herein by reference.

(2)	Filed as Exhibit to or Annual Report on Form 10-K filed March 31, 2005 and incorporated herein by reference.

(3)	Filed as Exhibit to our Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

(4)	Filed herewith.

(5)	Filed as Exhibit to our Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

(6)	Filed as Exhibit to our Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference.

(7)	Filed as Exhibit to our Current Report on Form 8-K filed on November 23, 2007 and 8K/A on Novermber 27, 2007, and incorporated herein by reference.

(8)	Filed as Exhibit to our Current Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.

(9)	Identical to Certificate of Rights and Preferences of Series A-2 Preferred Strock filed as exhibit on Form 8-K on May 9, 2007.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fusion Telecommunications International, Inc.

Date: March 31, 2008	By:	/s/ Matthew D. Rosen
Matthew D. Rosen
Chief Executive Officer

Date: March 31, 2008	By:	/s/ Barbara Hughes
Barbara Hughes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marvin S. Rosen	Chairman of the Board	March 31, 2008
Marvin S. Rosen

/s/ Gordon Hutchins, Jr.	President and Chief Operating Officer	March 31, 2008
Gordon Hutchins, Jr.

/s/ Philip Turits	Secretary, Treasurer, and Director	March 31, 2008
Philip Turits

/s/ E. Alan Brumberger	Director	March 31, 2008
E. Alan Brumberger

/s/ Michael Del Giudice	Director	March 31, 2008
Michael Del Giudice

/s/ Julius Erving	Director	March 31, 2008
Julius Erving

/s/ Evelyn Langlieb Greer	Director	March 31, 2008
Evelyn Langlieb Greer

/s/ Fred P. Hochberg	Director	March 31, 2008
Fred P. Hochberg

/s/ Raymond E. Mabus	Director	March 31, 2008
Raymond E. Mabus

/s/ Dennis Mehiel	Director	March 31, 2008
Dennis Mehiel

/s/ Paul C. O’Brien	Director	March 31, 2008
Paul C. O’Brien

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had negative working capital balances, incurred negative cash flows from operations and net losses since inception and has limited capital to fund future operations that raises a substantial doubt about their ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustment that might result from this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated financial statement schedule listed in the accompanying index. In our opinion, the consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Rothstein, Kass & Company P.C.
Roseland, New Jersey
March 31, 2008

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$114,817	$2,743,155
Accounts receivable, net of allowance for doubtful accounts of approximately $830,000 and $694,000 in 2007 and 2006, respectively	5,545,408	6,743,753
Restricted cash	—	365,000
Prepaid expenses and other current assets	481,556	622,207
Assets held for sale	129,231	129,231
Total current assets	6,271,012	10,603,346
Property and equipment, net	5,425,846	6,422,016
Other assets
Security deposits	66,638	141,868
Restricted cash	416,566	416,566
Goodwill	964,557	4,971,221
Intangible assets, net	4,892,215	4,913,360
Other assets	91,455	104,923
Total other assets	6,431,431	10,547,938
TOTAL ASSETS	$18,128,289	$27,573,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$566,567	$150,000
Capital lease/equipment financing obligations, current portion	233,759	1,066,746
Accounts payable and accrued expenses	9,663,325	11,461,112
Investment in Estel	—	554,286
Liabilities of discontinued operations	15,829	95,085
Total current liabilities	10,479,480	13,327,229
Long-term liabilities
Long-term debt, net of current portion	283,433	—
Capital lease/equipment financing obligations, net of current portion	10,922	—
Other long-term liabilities	659,271	800,113
Total long-term liabilities	953,626	800,113
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,995 and 3,875 shares issued and outstanding in 2007 and 2006, respectively	80	39
Common stock, $0.01 par value, 105,000,000 shares authorized, 29,907,786 shares issued and outstanding in 2007 and 26,971,465 shares issued and 26,958,965 shares outstanding in 2006	299,078	269,590
Capital in excess of par value	120,402,691	114,514,725
Accumulated deficit	(114,006,666)	(101,338,396)
Total stockholders’ equity	6,695,183	13,445,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,128,289	$27,573,300

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005

REVENUES	$55,023,860	$47,087,064	$49,364,542
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	50,797,354.	42,463,724	45,048,917
Depreciation and amortization	1,709,040	1,397,094	1,510,172
Loss on impairment of goodwill and other long-lived assets	4,006,664	867,212	—
Selling, general and administrative expenses (includes approximately $544,000 and $856,000 non-cash compensation for 2007 and 2006, respectively)	12,484,485	14,803,062	11,633,713
Advertising and marketing	146,471	1,335,745	175,725
Total operating expenses	69,144,014	60,866,837	58,368,527
Operating loss	(14,120,154)	(13,779,773)	(9,003,985)

Other income (expenses):
Interest income	71,950	318,333	474,109
Interest expense	(88,993)	(114,006)	(434,749)
Gain (loss) on settlements of debt	618,885	465,854	(75,927)
Gain on sale of investment in Estel	937,578	—	—
Loss from investment in Estel	(60,000)	(185,234)	(541,876)
Other	(27,536)	44,801	(195,006)
Minority interests	—	67,694	175,353
Total other income (expenses)	1,451,884	597,442	(598,096)
Loss from continuing operations	(12,668,270)	(13,182,331)	(9,602,081)

Discontinued operations:
Income (loss) from discontinued operations	—	(168,871)	207,007
Net loss	$(12,668,270)	$(13,351,202)	$(9,395,074)
Losses applicable to common stockholders:
Loss from continuing operations	$(12,668,270)	$(13,182,331)	$(9,602,081)
Preferred stock dividends in arrears	(572,087)	—	—
Net loss applicable to common stockholders from continuing operations:	(13,240,357)	(13,182,331)	(9,602,081)
Income (loss) from discontinued operations	—	(168,871)	207,007
Net loss applicable to common stockholders	$(13,240,357)	$(13,351,202)	$(9,395,074)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.48)	$(0.49)	$(0.39)
Income (loss) from discontinued operations	—	(0.01)	0.01
Net loss applicable to common stockholders	$(0.48)	$(0.50)	$(0.38)
Weighted average common shares outstanding
Basic and diluted	27,314,196	26,737,083	24,965,080

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Preferred Stock Series C		Preferred Stock Series A-1, A-2, A-3, & A-4	Common Stock	Common Stock Class A	Capital in Excess of Par Value	Stock Dividend Distributable	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balances, January 1, 2005		$9,716,026	$—	$—	$174,800	$65,127,291	—	$(78,592,120)	$(13,290,029)
Proceeds from sale of common stock, net of investment expenses		—	—	40,800	—	23,229,720	—	—	23,270,520
Conversion of convertible notes to common stock, net of debt offering costs		—	—	6,515	—	2,437,880	—	—	2,444,395
Conversion of Preferred Stock to common stock		(10,003,141)	—	31,418	—	9,971,723	—	—	10,003,141
Common stock paid for minority interest in Efonica joint venture		—	—	7,641	—	4,920,559	—	—	4,928,200
Cash difference payment related for purchase of minority interest in Efonica joint venture		—	—	—	—	(430,000)	—	—	(430,000)
Restricted stock issued for consulting services		—	—	114	—	49,886	—	—	50,000
Common stock issued for options		—	—	214	—	50,036	—	—	50,250
Class A common stock issued for warrants		—	—	—	292	84,858	—	—	85,150
Accretion of Series C Preferred Stock		287,115	—	—	—	—	—	—	—
Amortization of stock options granted to consultant		—	—	—	—	5,088	—	—	5,088
Conversion of Class A Common Stock to common stock		—	—	17,692	(17,692)	—	—	—	—
Net loss		—	—	—	—	—	—	(9,395,074)	(9,395,074)
Balances, December 31, 2005		—	—	104,394	157,400	105,447,041	—	(87,987,194)	17,721,641
Proceeds from sale of Preferred Stock, Series A-1, net of investment expenses		—	39	—	—	3,807,757	—	—	3,807,796
Conversion of Class A Common Stock to common stock		—	—	157,400	(157,400)	—	—	—	—
Exercise of warrants				143		357			500
Non-cash compensation expense - stock options		—	—	—	—	720,350	—	—	720,350
Non-cash compensation expense - stock issued for consulting services		—	—	375	—	99,000	—	—	99,375
Release of Efonica shares from escrow		—	—	6,756	—	4,350,742	—	—	4,357,498
Common stock issued to Xtreme VoIP Corp.		—	—	522	—	89,478	—	—	90,000
Net loss		—	—	—	—	—	—	(13,351,202)	(13,351,202)
Balances, December 31, 2006		—	39	269,590	—	114,514,725	—	(101,338,396)	13,445,958
Proceeds from sale of Preferred Stock, Series A-2, A-3 and A-4, net of investment expenses		—	41	—	—	4,085,608	—	—	4,085,649
Proceeds from sale of Common Stock, net of investment expenses				29,363		1,429,917			1,459,280
Difference payment related for purchase of minority interest in Efonica joint venture						(171,852)			(171,852)
Non-cash compensation expense - stock options						511,293			511,293
Non-cash compensation expense - stock issued for consulting servies				125		33,000			33,125
Net Loss								(12,668,270)	(12,668,270)
Balances, December 31, 2007	$		$$80	$299,078	$—	$120,402,691	$—	$(114,006,666)	$6,695,183

See accompanying notes to consolidated financial statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(12,668,270)	$(13,351,202)	$(9,395,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill and other long-lived assets - continuing operations	4,006,664	867,212	—
Loss on impairment - discontinued operations	—	216,201	—
Gain/loss from sale/disposal of fixed assets	105,807	(22,162)	158,525
Depreciation and amortization	1,709,040	1,397,094	1,510,172
Bad debt expense (recovery)	44,795	(15,250)	350,434
Non-cash compensation expense	544,418	856,392	38,422
(Gain) loss on settlements of debt	—	(465,854)	75,927
Gain on discontinued operations	—	(140,000)	(336,910)
Accretion of Series C Preferred Stock	—	—	287,115
Gain on sale from investment in Estel	(937,578)
Loss from investment in Estel	60,000	185,234	541,876
Minority interests	—	(67,694)	(175,353)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	1,013,550	(4,200,519)	96,952
Prepaid expenses and other current assets	140,651	691,226	(205,471)
Other assets	13,467	46,976	49,254
Accounts payable and accrued expenses	(1,493,034)	2,244,292	(818,149)
Liabilities of discontinued operations	(7,257)	(385,724)	(158,371)
Other long-term liabilities	(140,842)	800,113	—
Net cash used in operating activities	(7,608,589)	(11,343,665)	(7,980,651)

Cash flows from investing activities:
Purchase of property and equipment	(980,694)	(3,299,198)	(1,877,252)
Proceeds from sale of property and equipment	—	48,217	—
Proceeds from sale of investment in Estel	484,985	—	—
Advances to Estel	(15,130)	(71,416)	(205,520)
Payments from Estel	20,563	89,285	104,102
Returns of security deposits	3,231	190,024	570,137
Repayments of (payments for) restricted cash	365,000	(563,390)	162,100
Payments for other intangible assets	(10,718)	(86,619)	—
Purchase of Jamaican joint ventures net of cash acquired	—	—	(146,486)
Purchase of Turkey joint venture, net of cash acquired	—	—	(92,971)
Purchase of minority interest in Efonica joint venture, net of cash acquired	—	—	(480,555)
Difference Payment related to purchase of minority interest in Efonica joint venture	(171,852)	—	(430,000)
Net cash used in investing activities	(304,615)	(3,693,097)	(2,396,445)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	—	23,884,533
Proceeds from sale of Series A-1 Preferred Stock, net	—	3,807,796	—
Proceeds from sale of Series A-2, A-3 and A-4 Preferred Stock, net	4,085,649	—	—
Proceeds from sale of common Stock, net	1,459,280	—	—
Proceeds from exercise of stock options	—	—	50,250
Proceeds from the issue and exercise of warrants	—	500	85,150
Proceeds from notes payable - related party	1,100,000	—	—
Repayments of notes payable - related party	(400,000)	—	—
Payments of long-term debt and capital lease/equipment financing obligations	(960,063)	(818,883)	(2,538,464)
Payment of dividends on Preferred C Stock	—	—	(664,634)
Contributions to minority stockholders of joint ventures	—	—	(17,961)
Net cash provided by financing activities	5,284,866	2,989,413	20,798,874
Net increase (decrease) in cash and cash equivalents	(2,628,338)	(12,047,349)	10,421,778
Cash and cash equivalents, beginning of year	2,743.155	14,790,504	4,368,726
Cash and cash equivalents, end of year	$114,817	$2,743,155	$14,790,504

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the years for interest	$66,041	$50,303	$621,789

Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases/equipment financing obligations	$137,998	$228,800	$918,716
Acquisition of short-term financing agreement	$—	$553,888	$—
Release of Efonica shares from escrow	$—	$4,357,498	$—
Issuance of restricted stock for consulting services	$33,125	$99,375	$—
Issuance of common stock for attainment of certain earn outs in Intellectual Property Transfer Agreement	$—	$90,000	$—
Liability for acquisition of Intellectual Property Transfer Agreement	$—	$30,000	$—
Conversion of convertible notes payable and related debt offering costs	$—	$—	$2,444,395
Conversion of Series C Preferred Stock to common stock	$—	$—	$10,003,141
Conversion of prepaid offering costs to additional paid in capital	$—	$—	$614,008

Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$—	$—	$654,791
Fair value of identifiable intangible assets	—	—	4,877,900
Efonica Difference Payment	—	—	430,000
Goodwill acquired	—	—	5,118,640
Liabilities acquired	—	—	(401,504)
Minority interest acquired	—	—	(244,118)
Common stock issued or to be issued	—	—	(9,285,697)
Cash paid for acquisition of joint ventures, net of cash acquired	$—	$—	$1,150,012

See accompanying notes to consolidated financial statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) is a Delaware corporation, incorporated in September 1997. The Company is an international communications carrier delivering Voice over Internet Protocol (“VoIP”) and other Internet services to, from, in and between emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. The Company currently provides a full suite of communications services to corporations, consumers, communication carriers, Internet service providers and government entities.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements include the accounts of Fusion Telecommunications International, Inc. and its wholly owned and majority owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable and allowance for doubtful accounts

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

Goodwill and other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment on an annual basis. Other intangible assets consist primarily of the trade name and trademarks associated with the Company’s wholly-owned subsidiary, Efonica FZ, LLC (“Efonica”). These long-lived assets are not amortized because they have indefinite lives. The remaining intangible asset acquired in the Efonica transaction is a customer list, which is being amortized using the straight-line method over the 10 year estimated useful life.

As discussed in Note 5, the Company completed an annual impairment test of its Goodwill and Other Intangible Assets as of December 31, 2007. Based on the annual impairment test, an impairment loss of approximately $4,006,000 was recorded in December 31, 2007 due to the decline in cash flows from the Efonica retail services.

Impairment of Long-Lived Assets

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

Foreign Currency Transaction

The Company’s subsidiaries enter into foreign currency transactions. In accordance with SFAS 52 “Foreign Currency Translation”, conversion gains or losses resulting from these foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

Earnings (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Unexercised stock options to purchase 3,116,676, 2,832,546 and 2,100,798 shares of the Company’s common stock as of December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the stock options would be anti-dilutive.

Unexercised warrants to purchase 12,900,190, 8,588,709 and 7,462,435 shares of the Company’s common stock as of December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the warrants would be anti-dilutive.

Net loss per common share calculation includes provision for Preferred Stock dividend in the amount of approximately $572,000 as of December 31, 2007. However, no cash dividend had been declared by the Board of Directors as of December 31, 2007.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

The Company adopted SFAS No. 123R using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements for the years ended December 31, 2007 and 2006, reflect the impact of adopting SFAS No. 123R.

In accordance with the modified prospective method, the consolidated financial statements for the years prior 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-Based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations during the year ended December 31, 2007 and 2006, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture. In the pro forma information required under SFAS No. 148 (“Accounting for Stock-Based Compensation - Transition and disclosure - an amendment of FASB Statement No. 123”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. The impact on the Company’s results of operations of recording stock-based compensation expense related to employees for the year ended December 31, 2007 and 2006, was $511,293 and $720,350, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following table illustrates the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R for the year ended December 31, 2005.

2005

Net loss applicable to common stockholders, as reported	$(9,395,074)
Deduct: total stock-based compensation expense under SFAS 123(R) for awards, net of related tax effect	(2,152,765)
Net loss applicable to common stockholders, pro forma	$(11,547,839)
Loss per share:
Basic and diluted net loss applicable to common stockholders, as reported	$(0.38)
Basic and diluted net loss applicable to common stockholders, pro forma	$(0.46)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:
	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Average risk free interest rate	3.76%	4.94%	4.26%
Average option term (years)	4.0	4.0	4.0
Stock volatility	89.8%	76.99%	82.0%

Recently Adopted and Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions; and requires the acquirer to disclose to investors and all other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a significant impact on it financial statements.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 consolidated financials statements to conform to the 2007 presentation.

3. Going Concern

At December 31, 2007, the Company had a working capital deficit of approximately $4,208,000 and an accumulated deficit of approximately $114,007,000. The Company has continued to sustain losses from operations, and for the years ended December 31, 2007, 2006 and 2005 has incurred a net loss of approximately $12,668,000, $13,351,000, and $9,395,000, respectively. In addition, the Company has not generated positive cash flow from operations since inception. The Company is reviewing options to raise additional capital through debt and/or equity financing. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the year ended December 31, 2007, the Company raised $5.54 million net of expenses from sale of its securities through private placements. The Company’s long-term liquidity is dependent on its ability to successfully complete the rollout of its full suite of certain VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

4. Joint Ventures, Acquisitions and Divestitures

Estel

In March 2000, the Company entered into a joint venture agreement with Communications Ventures India Pvt. Ltd. to form an entity named Estel Communication Pvt. Ltd. (“Estel”). Estel is organized and exists under the laws of India and has its office in New Delhi, India. The Company directly owned 49% of the joint venture and had voting rights in another 1.01%, which in turn gave the Company a 50.01% voting control in the joint venture.

On May 15, 2007, the Company completed the sale of its 49% equity ownership of Estel Communications Pvt. Ltd. (“Estel”) to Karuturi Networks Limited.  Prior to the sale, the Company had funded 100% of Estel’s operations and as a result, the Company recorded 100% of Estel’s losses for the years ended December 31, 2007, 2006 and 2005 as loss from investment in Estel which amounted to approximately $60,000, $185,000 and $542,000, respectively. As consideration, the Company received approximately $485,000 in proceeds from the transaction and recorded a gain on sale of approximately $938,000 for the year ended December 31, 2007.

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

Turkey

On March 8, 2005, a new wholly-owned subsidiary of the Company, Fusion Turkey, LLC entered into a Stock Purchase Agreement to acquire 75% of the shares of LDTS Uzak Mesafe Telekomikasyon ve Iletism Hizmetleri San. Tic. A.S. (“LDTS”), from the existing shareholders. LDTS possesses a telecommunications license approved by the Turkish Telecom Authority.

During the fourth quarter of 2006, the Company decided to either sell, or wind down and liquidate its Turkey joint venture. This decision was a result of various challenges the Company encountered from an increasingly complicated and constantly changing regulatory environment in Turkey, which made it very difficult to enter the market. These regulatory difficulties included an unstable environment as well as the selling of Turk-Telecom, which was a government-owned entity, to a private company. As a result of this decision, certain assets of this subsidiary were considered impaired and the operations of this subsidiary are being treated as a discontinued operation. See Note 8 for further discussion.

All joint ventures identified above, excluding Estel, have been accounted for under the consolidation method of accounting as the Company maintained a majority equity ownership in the aforementioned joint ventures.

Since the Company maintains operations in foreign countries through its joint ventures, the Company may be subject to exchange control regulations or other impediments to convert foreign currencies into U.S. dollars. In addition, the Company may generate earnings, which may be unable to be repatriated outside the country in which they are earned. As of December 31, 2007, the Company’s joint ventures have not generated profits that would be subject to such restrictions.

5. Goodwill and Identifiable Intangible Assets

In December 2007, based on the following impairment indicators, the Company tested goodwill and intangible assets for impairment:

•	an expectation that revenue projections would not be met
•	a decrease in expected future cash flows

The Company considered these impairment indicators and determined the fair value of the Company’s reporting unit utilizing the discounted cash flow method, comparable company analysis, and comparable transaction analysis approach. The analysis indicated that the carrying amount of the reporting unit exceeded it fair value. Accordingly, the second step was performed. The impairment test resulted in the recognition of a non-cash impairment charge to the goodwill of approximately $4.0 million.

The Company’s goodwill relates primarily to the VoIP to Consumers and Corporations reporting segment. The changes in the amount of goodwill for the years ended December 31, 2007 and 2006, are as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Identifiable Intangible Assets- (continued)

	Year ended December 31
	2007	2006

Beginning of year	$4,971,221	$5,118,640
Impairment of Jamaican acquisition goodwill	—	(147,419)
Impairment of Efonica retail services	(4,006,664)	—
End of year	$964,557	$4,971,221

Identifiable intangible assets, net, as of December 31, 2007, are composed of:

Trademarks	$4,586,558
Customer list, net of accumulated amortization of approximately $82,000	216,620
Intellectual property	89,037
$4,892,215

These identifiable intangible assets were acquired in connection with the Company’s purchase of the 49.8% minority interest in its Efonica joint venture. The trademarks are not subject to amortization as they have an indefinite life. Amortization on the customer list during the year ended December 31, 2007, 2006 and 2005, was $29,880, $29,880 and $22,420, respectively. The following table presents estimated amortization expense for each of the succeeding calendar years.

2008	$29,880
2009	29,880
2010	29,880
2011	29,880
2012	29,880
Thereafter	67,220
$216,620

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2007 and 2006.

	2007	2006
Prepaid expenses	$352,146	$440,028
Inventory	71,370	67,418
Note receivables	49,113	47,313
Other	8,927	67,448
Total	$481,556	$622,207

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Discontinued Operations

As discussed in Note 4, the Company decided in the quarter ended September 30, 2006, to dissolve its subsidiary in Turkey. The dissolution and liquidation, or a sale of the entity, was completed during the first half of 2007. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the operating results of its Turkey joint venture as a discontinued operation in the accompanying Consolidated Financial Statements. The December 31, 2006 and 2005 consolidated financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s corporate and unallocated segment. The following is a summary of the operating results of the discontinued operations.
	2006	2005
Gain on settlement of domestic retail telecommunications business liabilities	$140,000	$336,910
Depreciation and amortization	(1,049)	—
Loss on impairment	(216,201)	—
Selling, general and administrative expenses	(61,794)	(120,649)
Advertising and marketing	—	(8,914)
Other	(29,827)	(340)
Income (loss) from discontinued operations	$(168,871)	$207,007

Prior to 2006, the Company’s discontinued operations related to Management’s decision in 2001 to cease the operations of its domestic retail telecommunication services business lines. The Company continues its efforts to settle certain of these remaining liabilities. As a result of these efforts, the Company recognized gains of $0, $140,000 and $336,910 during the years ended December 31, 2007, 2006 and 2005, respectively. The remaining liability at December 31, 2007 and 2006 of approximately $16,000 and $95,000, respectively, is related to trade payables and accrued expenses associated with the discontinued retail telecommunications services.

8. Property and Equipment

At December 31, 2007 and 2006, property and equipment is comprised of the following:

	2007	2006

Network equipment, including approximately $569,000 and $1,292,000 under capital and equipment financing leases in 2007 and 2006, respectively	$7,131,173	$8,236,466
Furniture and fixtures	447,384	372,431
Computer equipment and software, including approximately $46,000 and $0 under capital and equipment financing leases in 2007 and 2006, respectively	2,252,503	1,772,267
Leasehold improvements	3,363,363	3,339,128
Assets in progress, including approximately $0 and $0 under capital and equipment financing leases in 2007 and 2006, respectively	89,180	542,377
	13,283,603	14,262,669
Less accumulated depreciation and amortization, including approximately $130,000 and $789,000 under capital and equipment financing leases in 2007 and 2006, respectively	(7,857,757)	(7,840,653)
	$5,425,846	$6,422,016

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Restricted Cash

As of December 31, 2007 and 2006, the Company had approximately $417,000 and $782,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

In connection with the Company’s discontinued operations in its Turkey joint venture (See Note 7), the Company cancelled its $325,000 letter of credit, which was used to secure a license to do business in Turkey, and received the funds back during February 2007.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2007 and 2006:

	2007	2006

Trade accounts payable	$7,368,791	$8,778,068
Accrued expenses	1,031,350	725,287
Accrued Payroll and vacation	181,118	255,792
Cost Accrual	460,375	732,403
Interest payable	22,953	398,768
Deferred revenue	326,802	239,511
Short-term financing agreement	94,597	172,863
Other	177,339	158,420
	$9,663,325	$11,461,112

11. Long-Term Debt and Capital Lease/Equipment Financing Obligations

At December 31, 2007 and 2006, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	2007	2006

Promissory notes payable	$850,000	$150,000
Capital lease/equipment financing obligations	244,681	1,066,746
Total long-term debt and capital lease/equipment financing obligations	1,094,681	1,216,746
Less current portion	(800,326)	(1,216,746)
	$294,355	$—

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Long-Term Debt and Capital Lease/Equipment Financing Obligations (continued)

Promissory Note Payable

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The debt has not been repaid as of December 31, 2007, as the other party to the settlement agreement has not complied with the terms of the agreement.

On December 4, 2007, December 18, 2007 and December 19, 2007, the Company borrowed an aggregate of $540,000 from two directors of the Company. The loans are evidenced by three promissory notes that are payable in 24 equal monthly installments of principal and interest (at the rate of 10% per annum) commencing January 4, 2008, January 18, 2008 and January 19, 2008; provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008. The Company’s obligation under the notes are collateralized by a security interest in the Company’s accounts receivable. The proceeds of the loans will be used for general working capital purposes.

On Dec 21, 2007, the Company borrowed $160,000 from a director of the Company. The loan is evidenced by a non-interest bearing promissory note that is payable on January 3, 2008. The loan was paid on January 3, 2008.

Capital lease/equipment financing obligations

During 2006 and prior, the Company has entered into several financing agreements for equipment purchases. The Company has imputed an annual interest rate of 10% related to these agreements which are payable every 90 days over a 12-18 month period.

On March 6, 2007, the Company entered into an agreement with a vendor to purchase certain hardware, software and software support for approximately $251,000. The Company paid approximately $158,000 in cash and financed the remaining balance. The annual interest rate is 10% and payments are due on a monthly basis over a 10-month period.

On November 2, 2007, the Company entered into a settlement agreement with the financing company to settle its capital lease obligation for approximately $720,000 plus accrued interest of approximately $445,000. As a result of the settlement agreement, the Company paid $540,000 and recorded a gain on settlement of approximately $625,000 for the year ended December 31, 2007. See Settlements of Debt Note 15 section of Note 15 below for further discussion.

Future aggregate minimum payments on long-term debt and capital lease/equipment financing obligations in the years subsequent to December 31, 2007, are as follows:

Total minimum payments	$1,116,640
Less amount representing interest	(21,959)
Present value of minimum payments	1,094,681
Less current portion	(800,326)
Total long-term portion	$294,355

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes and Tax Valuation Allowance

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2007, 2006 and 2005. The provision for income taxes consists of the following:
	2007	2006	2005
Deferred
Federal	$(4,299,000)	$(3,989,000)	$2,883,000
State	(241,000)	105,000	(277,000)
	(4,540,000)	(3,884,000)	2,606,000
Change in valuation allowance	4,540,000	3,884,000	(2,606,000)
	$—	$—	$—

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2007	2006	2005
	%	%	%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	2.2	0.8	2.9
Other	(1.2)	0.2	(1.9)
Change in valuation allowance	(35.0)	(35.0)	(35.0)
Effective income tax rate	—	—	—

The components of the Company’s deferred tax assets and liability consist of approximately the following at December 31, 2007 and 2006, respectively:

	2007	2006
Deferred tax assets
Net operating losses	$28,372,000	$25,047,000
Allowance for doubtful accounts	315,000	443,000
Accrued liabilities and other	625,000	167,000
Property and equipment	2,188,000	1,303,000
	31,500,000	26,960,000
Deferred tax liability
Property and equipment		—
Deferred tax asset, net	31,500,000	26,960,000
Less valuation allowance	(31,500,000)	(26,960,000)
	$—	$—

The Company has available at December 31, 2007 and 2006, approximately $83,445,000 and $73,667,000, respectively, of unused net operating loss carry forwards that may be applied against future taxable income, which expire in various years from 2012 to 2027. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases at December 31, 2007, is approximately as follows:

Year Ending December 31:

2008	$1,370,000
2009	1,352,000
2010	827,000
2011	659,000
2012	678,000
Thereafter	1,729,000
$6,615,000

Rent expense for all operating leases was approximately $1,373,000, $1,538,000, and $1,309,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage. The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

The Company has relocated its New York executive offices and expanded its Fort Lauderdale office during 2006. The revised lease terms for both of these offices are reflected in the above lease commitment schedule.

As of December 31, 2007, the Company has outstanding purchase commitments of approximately $34,000 with an equipment vendor .

Legal Matters

On May 28, 2003, Mr. Jack Grynberg, et al., an investor in one of the Company's private offerings, filed a complaint with the Denver District Court, State of Colorado (Jack Grynberg, et al v. Fusion Telecommunications International, Inc., et al, 03-CV-3912) seeking damages in the amount of $400,000 for the purchase of an interest in Fusion’s 1999 private placement offering of subordinated convertible notes through Joseph Stevens & Company, Inc., a registered broker dealer. This complaint asserted the following claims for relief against the Company: Breach of Fiduciary Duty, Civil Theft, Deceptive Trade Practices, Negligent Misrepresentation, Deceit Based on Fraud, Conversion, Exemplary Damages and Prejudgment Interest. On June 25, 2004, the Company filed with the Court a Motion to Dismiss, which was granted. The Company was awarded attorneys’ fees by the court. A written order of Judgment in favor of the Company and against the plaintiff in the amount of approximately $40,000 was recorded on January 24, 2006. The plaintiffs have filed an appeal of the motion, which the courts dismissed and awarded the Company attorney fees.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies  -(continued)

The Company is currently undergoing an audit by a regulatory agency which has not yet been concluded. Should the audit result in an unfavorable outcome, the Company estimates that the liability would be within the range of $14,000 to $100,000. However, the liability range is just an estimate and could differ from the actual result.

 The Company is involved in other claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect of the Company’s consolidated financial position.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on the Company's consolidated operations or financial condition.

14. Equity Transactions

Preferred Stock

As of December 31, 2007, the Company has authorized 10,000,000 shares of its stock for the issuance of Preferred Stock. The Company has designated 1,100,000, 1,500,000 and 110,000 shares of $10 Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), $10 Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) and $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) respectively. As of December 31, 2007, there were 0 shares issued and outstanding for Series A, B and C Preferred Stock.

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

In December 2006, the Company completed the first phase of the private placement, and issued a total of 3,875 shares of Preferred Stock designated Series A-1 Preferred Stock, for which approximately $3.8 million was received net of expenses of approximately $69,000, and is being used for working capital. In addition, the Company issued warrants to purchase 1,160,204 shares of common stock exercisable at $1.67 per share, which equals 50% of the shares issuable upon conversion of the Series A-1 Preferred Stock. Each share of Series A-1 Preferred Stock is entitled to dividends at rate of 8% per annum and is convertible into the Company’s common stock at a fixed conversion price of $1.67 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction.

On May 9, 2007, the Company completed the second phase of the private placement, and issued a total of 3,375 shares of Preferred Stock designated Series A-2 Preferred Stock, for which approximately $3.375 million was received net of expenses of approximately $30,000, and is being used for working capital. In addition, the Company issued warrants to purchase 2,033,151 shares of common stock exercisable at $0.83 per share, which equals 50% of the shares issuable upon conversion of Series A-2 Preferred Stock. Each share of Series A-2 Preferred Stock is entitled to dividends at a rate of 8% per annum and is convertible into the Company’s common stock at a fixed conversion price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Equity Transactions (continued)

In addition, in as much as in excess of 7,000 shares of Cumulative Convertible Preferred Stock were sold, the Company exercised its over-allotment option to sell the remaining 3,000 shares, upon the same terms and conditions as set forth in the Private Placement Subscription Agreement, and accordingly, the Company extended the Offering Period up to and including June 8, 2007.

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

On June 8, 2007, the Company sold 45 over-allotment shares of Preferred Stock, Series A-4 for which $45,000 was received, and is being used for working capital. In addition, the Company issued warrants to purchase 28,482 shares of common stock exercisable at $0.79 per share, which equals 50% of the shares issuable upon conversion of the Series A-4 Preferred Stock. Each share of Series A-4 Preferred Stock is entitled to dividends at the rate of 8% per annum and is convertible into the Company's common stock at a fixed price of $0.83 per share, which represent a 20% premium over the average price of the common stock for the three trading days prior to the closing date of the transaction.

Dividends

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum payable in arrears, when as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008.

Common Stock

In November 2007, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the sale of up to $7 million of the Company’s common stock. The Company issued 2,936,321 shares of common stock for which proceeds of approximately $1.46 million were received, net of expenses of approximately $16,000. In addition, the Company issued warrants to purchase 1,468,161 shares of common stock exercisable at 120% of the closing price of the Company’s common stock the day before closing. Also, the warrants have a term of 5 years from the date of closing.

During November 2006, $90,000 in payments due to Xtreme VoIP Corp. was paid with the issuance of 52,254 shares of common stock; as a result of certain earn outs having been met.

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted common stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares were held in escrow until the sixth (6th) month anniversary at which time 12,500 shares were released. The remaining 12,500 shares were released on August 1, 2007. In addition, the remaining expense balance of $33,125 was amortized during the year ended December 31, 2007.

As discussed further in Note 4, during March 2006, 675,581 shares of common stock held in escrow related to the acquisition of the minority interest in Efonica were released.

During March 2006, 14,286 shares of Common Stock were issued upon the exercise of a warrant to purchase the shares at a price of $0.035 per share.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Equity Transactions (continued)

Stock Options and Warrants

Under the Company’s 1998 Stock Option Plan (the “Plan”), the Company has reserved 7,000,000 shares of common stock for issuance to employees at exercise prices determined by the Board of Directors. Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

The following summary presents information regarding outstanding options as of December 31, 2007 and 2006 and changes during the year then ended with regard to all options:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,100,798	$3.97		$488,792
Granted in 2006	852,148	$2.48
Expired/cancelled in 2006	(120,400)	$3.59
Outstanding at December 31, 2006	2,832,546	$3.54	5.72 years	-
Granted in 2007	1,204,650	$0.70
Expired/cancelled in 2007	(920,520)	$3.56
Outstanding at December 31, 2007	3,116,676	$2.43	7.10 years	$-

Exercisable at December 31, 2007	1,631,109	$3.44	5.46 years	$-

Exercise Prices	Number of options	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.35-$0.68	18,000	9.89 years	$0.40	-	$	_
$0.69-$0.69	1,089,550	7.95 years	$0.69	200,000		$0.69
$0.75-$2.46	854,770	6.35 years	$2.27	471,288		$2.41
$2.65-$4.38	935,283	6.78 years	$3.74	740,748		$3.98
$4.40-$6.45	219,073	6.94 years	$6.32	219,073		$6.32
	3,116,676			1,631,109

The weighted-average estimated fair value of stock options granted was $0.70, $2.48, and $3.97 during the years ended December 31, 2007, 2006 and 2005 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $0, $0, and $97,502 As of December 31, 2007, there was approximately $416,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plans which is expected to be recognized over a weighted-average period of 2.13 years.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Equity TRANSACTIONS (continued)

The Company, as part of various debt and other agreements, have issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during 2007, 2006 and 2005:

	Number of Warrants	Per Share Warrant Price	Weighted Average Warrant Price

Shares under warrants at January 1, 2005	286,578	$0.04-8.75	$3.61
Issued in 2005	7,641,838	6.45	6.45
Exercised in 2005	(28,572)	2.98	2.98
Expired in 2005	(77,409)	2.98-8.75	4.15
Shares under warrants at December 31, 2005	7,822,435	0.04-6.45	6.37
Issued in 2006	1,160,204	1.67	1.67
Exercised in 2006	(14,286)	0.04	0.04
Expired in 2006	(19,644)	2.98-3.50	3.36
Shares under warrants at December 31, 2006	8,948,709	1.67-3.57	5.75
Issued in 2007	3,951,481	0.48-1.67	0.75
Exercised in 2007	-	-	-
Expired in 2007	-	-	-
Shares under warrants at December 31, 2007	12,900,190	$0.48-8.58	$5.50

All warrants are fully exercisable upon issuance other than the initial public offering (IPO) warrants, which could not be exercised until the first anniversary of the date of the IPO.

15. Settlements of Debt

On March 30, 2006, a financing company affiliated with an equipment vendor filed a complaint with the Circuit Court in Broward County, State of Florida seeking damages in the amount of approximately $1,380,000 allegedly due on two promissory notes plus accrued interest through March 1, 2006 and attorney’s fees and costs. The Company asserted a counterclaim against the vendor which was settled March 2007, resulting in the amendment of an existing contract with the vendor. On November 2, 2007, the Company entered into a settlement agreement with the financing company for $540,000 payable within 30 days from the date of the settlement agreement. As a result of the settlement agreement, the Company recorded a gain on settlement of approximately $619,000.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board of Directors. No contributions to the profit sharing plan were made for the years ended December 31, 2007, 2006 and 2005.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions

During October 2007, the Company borrowed $400,000 from two members of its Board of Directors, which was repaid on November 2, 2007. Interest was paid based upon an 10% per annum interest rate.

During 2007, the Company received $120,000 from the members of its Board of Directors associated with the private placement for Preferred Stock A-2 (See Note 14).

During 2007, the Company received $100,000 from the members of its Board of Directors associated with the private placement for the Company’s Common Stock (See Note 14).

During 2006, the Company borrowed $100,000 from a stockholder of the Company, which was repaid on December 1, 2006. Interest was paid based upon an 8% annum interest rate.

During 2006, the Company entered into a promissory note agreement with a relative of an executive officer of the Company for the purpose of initiating operations in a foreign country. The promissory note is for $29,177, which is payable to the Company on demand.

During 2006, the Company received $655,000 from the members of its Board of Directors associated with the private placement for Preferred Stock, Series A-1 (See Note 14).

18. Concentrations

Major Customers

During 2007, five customers of the Company accounted for revenues exceeding 70% in total and at least 5% individually of the Company’s total revenues for 2007. During 2006, three customers of the Company accounted for revenues exceeding 46% in total and at least 5% individually of the Company’s total revenues for 2006. During 2005, six customers of the Company accounted for revenues exceeding 53% in total and at least 5% individually of the Company’s total revenues for 2005. These customer revenues were all in the traditional voice and VoIP to carrier segments. Revenues earned from these customers were approximately $38,664,000 in 2007, $21,665,000 in 2006 and $26,051,000 in 2005. At December 31, 2007, 2006 and 2005, the amounts owed to the Company by these customers were approximately $4,330,000, $4,398,000 and $1,951,000, respectively.

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

During 2007, 2006 and 2005, the Company generated approximate revenue from continuing operations from customers in the following countries:

	2007	2006	2005

United States	$50,220,000	$42,559,000	$44,166,000
Other	4,804,000	4,528,000	5,199,000
	$55,024,000	$47,087,000	$49,365,000

At December 31, 2007 and 2006, the Company had foreign long-lived assets in foreign countries as follows:

	2007	2006
Jamaica	$129,000	$129,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by geographic area are based upon the location of the customers. The foreign long-lived assets by geographic area represent those assets physically used in the operations in each geographic area.

19. Segment Information

The Company complies with the accounting and reporting requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Segment Information -(Continued)

Operating segment information for 2007 and 2006 is summarized as follows:

	2007
	Voice to Carriers	Consumers Corporations and Other	Corporate & Unallocated	Consolidated

Revenues	$53,425,504	$1,598,356	$—	$55,023,860
Cost of revenues (exclusive of depreciation and amortization)	$(49,530,808)	$(1,266,546)	$—	$(50,797,354)
Depreciation and amortization	$(1,345,979)	$(362,652)	$(409)	$(1,709,040)
Loss on impairment of goodwill and other long-lived assets	$—	$(4,006,664)	$—	$(4,006,664)
Selling, general and administrative	$(7,889,279)	$(4,489,909)	$(105,297)	$(12,484,485)
Advertising and marketing	$(34,781)	$(111,690)	$—	$(146,471)
Other income (expenses)	$1,221,407	$230,477	$—	$1,451,884
Loss from continuing operations	$(4,153,936)	$(8,408,628)	$(105,706)	$(12,668,270)
Net loss	$(4,153,936)	$(8,408,628)	$(105,706)	$(12,668,270)
Total assets	$9,621,853	$8,406,686	$99,750	$18,128,289
Capital expenditures	$395,381	$578,471	$6,842	$980,694

	2006
	Voice to Carriers	Consumers, Corporations and Other	Corporate & Unallocated	Consolidated

Revenues	$43,646,206	$3,440,858	$—	$47,087,064
Cost of revenues (exclusive of depreciation and amortization)	$(40,024,199)	$(2,439,525)	$—	$(42,463,724)
Depreciation and amortization	$(1,230,331)	$(166,763)	$—	$(1,397,094)
Loss on impairment of goodwill and other long-lived assets	$—	$(867,212)	$—	$(867,212)
Selling, general and administrative	$(8,557,961)	$(5,908,256)	$(336,845)	$(14,803,062)
Advertising and marketing	$(73,530)	$(1,262,215)	$—	$(1,335,745)
Other income (expenses)	$311,586	$285,856	$—	$597,442
Loss from continuing operations	$(5,928,229)	$(6,917,257)	$(336,845)	$(13,182,331)
Income (loss) from discontinued operations	$84,000	$(252,871)	$—	$(168,871)
Net loss	$(5,844,229)	$(7,170,128)	$(336,845)	$(13,351,202)
Total assets	$11,664,585	$13,129,701	$2,779,014	$27,573,300
Capital expenditures	$983,700	$2,315,498	$—	$3,299,198

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events

On January 24, 2008, the Company entered into subscription agreements with ten (10) individual investors for an offering of $535,000 in consideration for 2,140,000 shares of Common Stock. In addition, the Company issued five year warrants to purchase 1,070,000 shares of common stock exercisable at $.30 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

Also, on January 29, 2008, the Company entered into a subscription agreements with four (4) individual investors for an offering of $120,000 in consideration for 480,000 shares of Common Stock. In addition, the Company issued five year warrants to purchase 240,000 shares of common stock exercisable at $.30 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On February 20, 2008, the Company entered into subscription agreements with four (4) individual investors for an offering of $583,000 in consideration for 1,714,708 shares of Common Stock. In addition, the Company issued five year warrants to purchase 857,355 shares of common stock exercisable at $0.41 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

Also, on February 21, 2008, the Company entered into subscription agreements with one (1) individual investor for an offering of $50,000 in consideration for 131,579 shares of Common Stock. In addition, the Company issued five year warrants to purchase 65,790 shares of common stock exercisable at $0.46 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On March 18, 2008, the Company entered into subscription agreements with one (1) individual investor for an offering of $500,000 in consideration for 1,388,889 shares of Common Stock. In addition, the Company issued five year warrants to purchase 694,445 shares of common stock exercisable at $0.43 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Selected Quarterly Results (Unaudited)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$13,205,954	$13,744,209	$13,356,679	$14,717,018
Operating loss	$(2,781,583)	$(2,719,044)	$(2,368,174)	$(6,251,353)
Interest income	$20,710	$30,356	$17,180	$3,704
Interest expense	$(23,148)	$(27,830)	$(27,573)	$(10,442)
Gain on settlements of debt	$—	$—	$—	$618,885
Gain from sale of investment in Estel	$—	$937,578	$—	$—
Net loss	$(2,829,021)	$(1,780,439)	$(2,370,988)	$(5,687,822)
Basic and diluted net loss per common share applicable to common stockholders	$(0.10)	$(0.07)	$(0.09)	$(0.22)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$9,522,158	$10,543,112	$11,728,524	$15,293,270
Operating loss	$(2,990,639)	$(3,349,123)	$(3,755,453)	$(3,684,558)
Interest income	$133,461	$102,117	$58,694	$24,061
Interest expense	$(30,000)	$(29,514)	$(30,972)	$(23,520)
Gain on settlements of debt	$—	$465,854	$—	$—
Net loss	$(2,954,060)	$(2,801,691)	$(3,926,049)	$(3,669,402)
Basic and diluted net loss per common share applicable to common stockholders	$(0.11)	$(0.10)	$(0.15)	$(0.14)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserves		Balance at End of Year

Allowance for Doubtful Accounts for the Years Ended:
December 31, 2007	$1,108,333	$175,483		$453,582	$830,234
December 31, 2006(1)	$1,247,535	$404,750		$543,952	$1,108,333
December 31, 2005(1)	$1,058,414	$350,434		$161,313	$1,247,535

Tax Valuation Account for the Years Ended:
December 31, 2007	$26,960,000	$4,540,000	$		$31,500,000
December 31, 2006	$23,076,000	$3,884,000		$—	$26,960,000
December 31, 2005	$25,682,000	$—		$2,606,000	$23,076,000

(1)
Additions charged to expense and balance at end of year includes amounts associated with the Company’s equity investment in Estel during that period. This allowance is net against the liability balance that is included in Investment in Estel on the Company’s Consolidated Balance Sheets.