Form 10-K/A
period 2007-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2008-04-30
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

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

NONE

EXPLANATORY NOTE:  On March 31, 2008, the registrant filed its annual report on Form 10-K for the year ended December 31, 2007. The annual report incorporated the information required by Part III of Form 10-K by reference to the registrant’s proxy statement for the 2008 annual meeting of stockholders, to be filed prior to April 30, 2008. This amendment to Form 10-K is filed pursuant to General Instruction G(3) in order to provide the information required by Part III of Form 10-K. The following amends and restates our annual report on Form 10-K in its entirety.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
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

Through our key assets of market knowledge, technical expertise and strategic relationships, we believe we are poised to:

•	Capitalize upon the growth in VoIP telecommunications, a market that Booz Allen Hamilton expects to exceed the market for traditional circuit-switched telecommunications in 2011, and expand our international penetration of VoIP applications to consumers and corporations;
•	Deliver customized VoIP services designed to meet the needs of the emerging markets and communities of interest worldwide;
•	Deliver a complete suite of VoIP service offerings for corporations and consumers;
•	Establish our company as a global telecommunications service provider;
•	Continue to expand the number of partnerships globally to facilitate the distribution of our VoIP services; and
•	Bridge the migration from traditional telephony to VoIP through the introduction of simple, easy to use services that can be accessed from a landline, PC or mobile phone.

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

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of our leased offices and space as of March 31, 2008.

Location	Lease Expiration	Annual Rent	Purpose	Approx. Sq. Ft
420 Lexington Avenue, Suite 1718 New York, New York 10170	October 2015	$452,000 (1)	Lease of principal executive offices	9,000
75 Broad Street New York, New York 10007	March 2010	$658,000 (2)	Lease of network facilities	15,000
1475 W. Cypress Creek Road Suite 204 Fort Lauderdale, Florida 33309	May 2014	$174,000 (3)	Lease of network facilities and office space	13,100
Premises GO2- GO3 Building No. 9 Dubai Internet City Dubai, United Arab Emirates	December 2008	$87,000	Lease of office space	1,300

(1)	This lease is subject to gradual increase to $509,000 from years 2008 to 2015.
(2)	This lease is subject to gradual increase to $673,000 from years 2008 to 2010.
(3)	This lease is subject to gradual increase to $215,000 from years 2008 to 2014

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

2007

•	Efonica VoIP products at CeBIT — Showcasing Efonica VoIP services, including retail and corporate focused VoIP solution to CeBIT (the world’s largest trade fair showcasing digital IT and telecommunications solutions for home and work environments);
•	Consummation of Private Placement — In May 2007, the Company entered into subscription agreements with 28 individual investors for an offering of 3,375 shares of Series A-2 Cumulative Convertible Preferred Stock, in consideration for $3.375 million (the “Series A-2 Preferred Stock”);
•	Strategic Investment — A global communications service provider, DigitalFX International, Inc. has made a $700,000 strategic investment in the Company;
•	Sale of its Equity Interest in Indian Joint Venture — The Company completed the sale of its 49% equity share of Estel Communications Pvt., LTD, an Internet service provider in India;
•	Interview with strategic investor — DigitalFX International, Inc.'s President Amy Black and President and CEO Matthew Rosen of Fusion interviewed in a live web cast on MN1, the world's premier web-based business news outlet to discuss their agreement and other current events;
•	VoIP World Conference in Dubai — On June 18th 2007, CEO, Mathew Rosen, delivered a keynote address to VoIP World Middle East 2007 conference in Dubai, UAE;
•	Launches Efonica Mobilink Service in Jordan – The Company announced that it has already expanded its network capacity in Jordan to meet growing customer demand;
•	Internet Café Solution — This new product targets a growing segment of the international calling marketplace, expanding Fusion's current reach into corporate, consumer and carrier markets worldwide;
•	Acquires Telecommunications License in Dominican Republic — Initiates Plan to Launch Comprehensive Suite of Voice and Video Solutions;
•	Consummation of Private Placement — In November 2007, the Company entered into subscription agreements with 6 individual investors for an offering of 2,936,821 shares of Common Stock in consideration for. $1.475 million.

2006

•	Licensed Market-Leading Technology — Licensed Global IP Sound’s market-leading technology to power its VoIP softphone;
•	Filed Patent Application — Filed patent application for our proprietary VoIP technology for SIP peer-to-peer VoIP communication;
•	Completion of Softphone Development — Completed development of our proprietary PC-based VoIP softphone, which allows us to differentiate our Efonica® VoIP offering;
•	Launched Free Internet Service — Launched new free Internet phone service, which allows Efonica® subscribers worldwide to make free calls without computers. We also created the Worldwide Internet Area CodeTM which allows subscribers to use their existing telephone numbers preceded by a “10”;
•	Filed for Patent for Worldwide Internet Area Code — Filed patent application for Worldwide Internet Area CodeTM;
•	Introduction of EFO Out — We introduced one of our new paid services, EFO Out, which allows users to call any landline or mobile telephone number in the world at extremely competitive prices;

•	Jinti Partnership — Entered into a strategic partnership with Jinti, a rapidly growing Chinese community services site that currently attracts in excess of 3 million unique visitors from China each month;
•	Marketing Alliance with MasterCard worldwide — We entered into a retail marketing alliance with MasterCard Worldwide to offer our suite of premium paid VoIP communication services to MasterCard cardholders;
•	Efonica subscribers exceed 1,000,000 — Since launching our new Efonica VoIP service on June 19, 2006, we have registered more than one million subscribers;
•	Efonica Services in Jordan — Introduction of our Efonica VoIP services in Jordan to allow us to continue to connect communities worldwide, due to our securing exclusive rights to a Jordanian Telecommunications License;
•	Introduction of Mobilink — Launched revolutionary new Mobilink Service, which offers U.S. consumers access to VoIP services from their mobile phones, without Internet access or special software; and
•	Consummation of Private Placement — In December 2006, we consummated a $3.875 million private placement of a newly designated class of convertible preferred stock. Participating were a group of investors including Fusion’s Chairman, its CEO and each of the other nine members of the Board of Directors.

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

Loss on Impairment

During 2007, the Company commenced its annual impairment testing on its Goodwill and Other Intangible Assets. As a result of the testing, on March 20, 2008, the Company concluded a charge for impairment is required and recorded an impairment loss of approximately $4 million as of December 31, 2007. Also, during 2006, the Company wrote off approximately $277,000 goodwill recorded in connection with our Jamaican joint venture. In addition, the Company recognized approximately $591,000 impairment on its retail infrastructure equipment.

Selling, General and Administrative

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

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

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

Selling, General and Administrative

Selling, general and administrative expenses increased $3.2 million or 27.2% to $14.8 million during 2006, from $11.6 million during 2005. This increase is primarily attributed to increased salaries and benefits, as more personnel have been required to support the growth and expansion of our infrastructure. In addition, contributing to the 2006 increase is approximately $0.7 million of compensation expense recorded in connection with our adoption of SFAS 123(R) on January 1, 2006. Our professional fees have also increased as a result of our growth and our becoming a public company in February 2005, including expenses associated with Sarbanes Oxley, travel related expenses, occupancy costs, and insurance expenses. However, we are taking strong measures to reduce our expenses, and believe that as we execute our business strategies, selling, general and administrative expenses as a percentage of revenues will begin to decline.

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

Discontinued Operations

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

Summary of Contractual Obligations

As of December 31, 2007

	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
Contractual obligations:
Debt maturing within one year	$566,567	$283,433	$—	$—	$850,000,
Capital leases	233,759	10,922	—	—	244,681
Operating leases	1,370,043	2,179,183	1,336,483	1,729,033	6,614,742
Minimum purchase commitments	34,000	—	—	—	34,000
Total contractual cash obligations	$2,204,369	$2,473,538	$1,336,483	$1,729,033	$7,743,423

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, included in this Annual Report on Form 10K/A. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are included in Item 15 of this report on pages F-1 through F-30.

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

Management’s Report on Internal Control over Financial Reporting

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

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC,
ANNUAL REPORT ON FORM 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Company’s Board of Directors and Executive Officers, together with their respective ages ad certain biographical information are set forth below.

Name	Age	Position
Matthew D. Rosen	36	Chief Executive Officer and Director
Gordon Hutchins, Jr.	59	President and Chief Operating Officer
Barbara Hughes	54	Chief Financial Officer
Jan Sarro	53	Executive Vice President — Global Sales and Marketing
Charles Whiting	55	Senior Vice President — Technical Operations
Marvin S. Rosen	67	Chairman of the Board
Philip D. Turits	75	Secretary, Treasurer and Director
E. Alan Brumberger	68	Director
Julius Erving	58	Director
Evelyn Langlieb Greer	58	Director
Raymond E. Mabus	59	Director
Dennis Mehiel	66	Director
Paul C. O’Brien	67	Director
Michael J. DelGiudice	64	Director
Fred P. Hochberg	56	Director

EXECUTIVE OFFICERS

Matthew D. Rosen, Chief Executive Officer and Director.  Mr. Rosen served as our President, March 2006 to March 2008 and Chief Operating Officer from August 2003 to March 2006, Executive Vice President and Chief Operating Officer between February 2002 and August 2003, Executive Vice President and President of Global Operations between November 2000 and January 2002 and as President, US Operations between March 2000 and November 2000, and has served as a director since May 2005. From 1998 to 2000, he held various management positions including President of the Northwest and New England Operations for Expanets, a $1.3 billion integrated network communications service provider. From 1996 to 1998 he was Corporate Director of Operations for Oxford Health Plans, a $4 billion health care company, where he worked on developing and executing turnaround strategies. Prior to his role as Corporate Director of Operations, Mr. Rosen held an executive position in a start-up healthcare technology subsidiary of Oxford where he was an integral part in developing strategy and building its sales, finance and operations departments. Prior to Oxford, Mr. Rosen was an investment banker in Merrill Lynch’s corporate finance department. Mr. Rosen is the son of our Chairman of the Board, Marvin Rosen.

Gordon Hutchins, Jr., President and Chief Operating Officer.  Mr. Hutchins has served as President and Chief Operating Officer since March 2008. Mr. Hutchins served as our Executive Vice President —  Operations from December 2005 to March 2008. Prior to his employment with Fusion, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a $100 million telecommunications carrier. Prior to SwissFone, Mr. Hutchins was President and Chief Executive Officer of STAR Telecommunications, Inc., an $800 million international telecommunications carrier, where he was hired to lead the company’s restructuring following the filing of its bankruptcy petition. Mr. Hutchins has also served since 1989 as President and CEO of GH Associates, Inc., a management-consulting firm that he founded. In this capacity, he has consulted to over 100 small and large telecommunications companies throughout the world, and has held ten interim CEO/COO roles with client companies. As an entrepreneur, Mr. Hutchins also founded Telecom One, Inc., a nationwide long distance carrier that he sold to Broadwing Communications Inc., and TCO Network Services, Inc., a local wireless services carrier purchased by Winstar Communications, Inc. During his early career, Mr. Hutchins served as President and CEO of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation, and AT&T.

Barbara Hughes, Chief Financial Officer.  Ms. Hughes has served as our Chief Financial Officer since May 2006. Ms. Hughes served as our Vice President of Finance from June of 2003 to May 2006, Vice President of Operations Finance between December of 2000 and June of 2003, and Finance Director from December 1999 until December of 2000. From 1996 to 1999, Ms. Hughes held various financial management positions within the international telecommunications industry including Director of Finance for TresCom International and Primus Telecommunications. Ms. Hughes also held several management positions at Federal Express Corporation in both U.S. Domestic and International Finance from 1980 to 1996, including Finance Director for the Latin American Division.

Jan Sarro, Executive Vice President — Global Sales and Marketing.  Ms. Sarro has served as Executive Vice President —  Global Sales and Marketing since March 2008. Ms. Sarro served as the Executive Vice President of Carrier Services from April 2005 to March 2008, and as Vice President of Sales and Marketing since March 2002. Prior to joining us, Ms. Sarro was the President of the Americas for Viatel, Inc., a global, facilities-based communications carrier and has over 20 years of experience in developing telecommunications solutions for international businesses and carriers worldwide. At Viatel, Ms. Sarro grew annual carrier revenues from $20 million to $160 million in under two years, and built a $140 million sales organization to market Internet access, corporate networks and international voice services to multinational corporations in the United States and Latin America. Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, the international record carriers, FTC Communications and TRT Communications, and WorldCom.

Charles Whiting, Senior Vice President — Technical Operations.  Mr. Whiting has served as Senior Vice President, Operations, Engineering and Information Systems since January 2006. Mr. Whiting joined Fusion in August 2002, as Director, Network Planning and Design. From October 2002 to July 2003, he served as Director of Engineering. From July 2003 to December 2004, he served as Vice President, Engineering. From December 2004 to December 2005, he served as Vice President, Engineering and IT. Mr. Whiting has been involved in the Telecommunications Industry for over 25 years. Prior to joining Fusion, Mr. Whiting was Technical Services Vice President at NetSpeak Corporation, a leading-edge developer of software products for VoIP service providers. At Qwest Communications, he led the Advanced Services Engineering team that designed and implemented Qwest’s first production VoIP network. Mr. Whiting was Senior Consulting Systems Analyst at the Online Computer Library Center, Inc. specializing in Software Development Methods, Quality Assurance, and Quality Control. He was the primary UNIX and C Language instructor/developer at the AT&T Bell System Training Center in Dublin Ohio.

BOARD OF DIRECTORS

Marvin S. Rosen, Chairman of the Board.  Mr. Rosen co-founded the Company in 1997, and has served as our Chief Executive Officer from April 2000 until March, 2006, the Chairman of our Board of Directors since November 2004, the Chairman of our Executive Committee since September 1999, Vice Chairman of the Board of Directors since December 1998 and a member of our Board since March 1998. Since November 1983, Mr. Rosen has been a Shareholder of, and currently serves as “Of Counsel” to, the national law firm of Greenberg Traurig, P.A. where he also served on the Executive Committee until June 2000. Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 until January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Memorial and Terremark Worldwide, Inc. and previously was Budget and Finance Chairman for the Summit of the Americas and Chairman of the Florida Housing Finance Agency. Mr. Rosen is also a managing partner with Diamond Edge Capital Partners, L.L.C. Mr. Rosen’s son, Matthew, is our current Chief Executive Officer, and serves on our Board of Directors.

Philip D. Turits, Secretary, Treasurer and Director.  Mr. Turits co-founded the Company and has served as a director since September 1997, Secretary since October 1997, Treasurer since March 1998, and Vice Chairman from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company and prior to 1991, he served as President and Chief Executive Officer of Continental Chemical Company.

E. Alan Brumberger, Director.  Mr. Brumberger has served as a director since March 1998. He formerly was a partner in Andersen & Co. and its predecessor firms, from 1997 to 2004. From 1995 through 1997, he was a Managing Director of the Taylor Companies and from 1994 through 1995, a Managing Director of Brenner Securities, Inc. From 1983 through 1990, Mr. Brumberger was a Managing Director of Drexel Burnham

Lambert and a member of the Underwriting and Commitment Committees. Prior to that, he was a Managing Director of Shearson American Express and a partner at Loeb, Rhoades & Co., a predecessor of Shearson American Express. Mr. Brumberger served for three years as President and Chief Executive Officer of Shearson American Express International Limited, the firm’s international investment banking business in London.

Julius Erving, Director.  Mr. Erving has served as a director since June 2003. Mr. Erving has been President of the Erving Group and Executive Vice President of RDV Sports/Orlando Magic since September 1997. Mr. Erving was employed by the National Broadcasting Company between December 1994 and June 1997, and by the National Basketball Association between 1987 and September 1997. Mr. Erving is a Trustee of the Basketball Hall of Fame and has served on the Board of Directors of Saks Incorporated since 1997.

Evelyn Langlieb Greer, Director.  Ms. Greer has served as a director since January 1999. Ms. Greer is the President of Greer Properties, Inc., a Florida-based real estate development company founded in 1976. She is also a partner in the law firm of Hogan, Greer & Shapiro, P.A. Ms. Greer has been a director of City National Bank of Florida, N.A. since 2000, a member of the Board of Trustees of Barnard College since 1994 and is Vice Chair of the Columbia Law School Board of Visitors. Since 1996, Ms. Greer has served as the elected Mayor of the Village of Pinecrest, Florida.

Raymond E. Mabus, Director.  Mr. Mabus has served as a director since January 1999. Mr. Mabus is Chairman of the Board of Directors of Foamex International and also manages his family timber business. From 1998 to 2002, he served as the President of Frontline Global Resources and since 1996 he has served as Of Counsel to the law firm of Baker, Donelson, Bearman and Caldwell. From 1994 to 1996, he was the United States Ambassador to Saudi Arabia and from 1988 to 1992 he was the Governor of Mississippi.

Dennis Mehiel, Director.  Mr. Mehiel has served as a director since May 2005. From February 1988 he served as the Chairman, CEO and principal shareholder of Sweetheart Cup Company until it was aquired by Solo Cup Company in February 2004. Mr. Mehiel served as Chairman and CEO of Box USA from 1968 to 2000. Mr. Mehiel serves on the Board of Directors of United Refining Company and Westchester Medical Center.

Paul C. O’Brien, Director.  Mr. O’Brien has served as a director since August 1998. Since January 1995, Mr. O’Brien has served as the President of The O’Brien Group, Inc., a consulting and investment firm. From February 1988 until December 1994, he was the President and Chairman of New England Telephone (a subsidiary of NYNEX), a telecommunications company. Mr. O’Brien also serves on the Board of Directors for Cambridge NeuroScience, Inc., Merlot Communications, Renaissance Worldwide, Inc., Mangosoft, Inc., Essential.com, eYak.com, Spike Technologies, and Mind Grow (formerly Interactive Education).

Michael J. DelGiudice, Director.  Mr. DelGiudice has served as a director since November 2004. He is a Senior Managing Director of Millennium Credit Markets LLC and Senior Managing Director of MCM Securities LLC, both of which he co-founded in 1996. Mr. DelGiudice also serves as Chairman and Chief Executive Officer of Rockland Capital Energy Investments LLC, founded in April 2003. Mr. DelGiudice is a Member of the Board of Directors of Consolidated Edison Company of New York, Inc., and is currently Chairman of the Audit Committee and a Member of its Planning and Executive Compensation Committees. He is also a Member of the Board of Directors of Barnes & Noble, Inc., and a Member of the Board of Trustees of the New York Racing Association. He also serves as Chairman of the Governor’s Committee on Scholastic Achievement. Mr. DelGiudice was a General Partner and Managing Director at Lazard Freres & Co. LLC from 1985 to 1995. From 1983 to 1985, Mr. DelGiudice was Chief of Staff to New York Governor Mario M. Cuomo. He served from 1979 to 1981 as Deputy Chief of Staff to Governor Hugh L. Carey and from 1975 to 1979 as Chief of Staff to the Speaker of the Assembly.

Fred P. Hochberg, Director.   Mr. Hochberg has served as a director since November 2004. Mr. Hochberg became Dean of Milano The New School for Management and Urban Policy in January 2004. Milano is a graduate school that trains leaders for the nonprofit, public, and private sectors with a faculty who blends theory with hands-on practice, and progressive thinking with social commitment. Dean Hochberg has more than 30 years of experience in business, government, and philanthropy. From 1998 through 2001, he served as deputy then acting administrator of the Small Business Administration (SBA). Prior to joining the Clinton administration, he was President and Chief Operating Officer of the Lillian Vernon Corporation, where he led the transformation of a small family mail order company into a publicly traded direct marketing corporation, one of the great success stories of American entrepreneurship. Dean Hochberg is dedicated to community service and philanthropic involvement in civil rights, education, and the arts. He currently sits on the boards of directors of the Citizens Budget Commission, FINCA International Micro Finance, Fusion Communications, Seedco, and the Howard Gilman Foundation, and is an appointed representative to the NYS Financial Control Board. He is a frequent contributor to the op-ed pages of major newspapers around the country and appears in print, as well as on television and radio as a commentator on a wide spectrum of public policy issues.

Each director’s term of office expires immediately following the annual meeting of stockholders at which directors are elected.

Board of Directors and Committees of the Board

Pursuant to our Bylaws, a resolution of the Board of Directors provides that the number of members of our Board shall be not less than seven (7) and not more than seventeen (17). There are currently eleven directors on the Board. At each annual meeting of stockholders, directors will be elected to hold office for a term of one year until their respective successors are elected and qualified. All of the officers identified above under “Executive Officers” serve at the discretion of our Board.

Board Independence

The Company applies the standards of The American Stock Exchange, the stock exchange upon which the Company’s Common Stock is listed, for determining the independence of the members of its Board of Directors and Board committees.

Board Committees

The Board has established an Advisory Board, a Compensation and Nominating Committee, a Strategic and Investment Banking Committee and an Audit Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

Compensation and Nominating Committee

Our Compensation and Nominating Committee’s (the “Compensation Committee”) main function is (i) to review and recommend to our Board of Directors, compensation and equity plans, policies and programs and approve executive officer compensation, and (ii) to review and recommend to our Board of Directors the nominees for election as directors of the Company and to review related Board of Directors development issues including succession planning and evaluation. The members of our Compensation and Nominating Committee are Michael DelGiudice — Chairman, Raymond E. Mabus, and Dennis Mehiel, each of whom is a non-employee member of our Board of Directors. Our Board of Directors has determined that each of the directors serving on our Compensation and Nominating Committee is independent within the existing standards of the American Stock Exchange. The charter of our Compensation Committee is available on our website (www.fusiontel.com).

Strategic and Investment Banking Committee

The members of our Strategic and Investment Banking Committee are Marvin S. Rosen — Chairman, Raymond E. Mabus, Michael DelGiudice, Dennis Mehiel and Philip D. Turits. Our Strategic and Investment Banking Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of possible acquisitions and mergers.

Audit Committee

Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent accountant relationships, the audits of our financial statements, and our compliance with the Sarbanes-Oxley Act of 2002. This Committee’s responsibilities include, among other things:

•	annually reviewing and reassessing the adequacy of the Committee’s formal charter;
•	reviewing our annual audited financial statements with our management and our independent accountants and the adequacy of our internal accounting controls;
•	reviewing analyses prepared by our management and independent accountants concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	reviewing the independence of the independent accountants;
•	reviewing our auditing and accounting principles and practices with the independent accountants and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent accountant or our management;
•	selecting and recommending the appointment of the independent accountant to the Board of Directors, which firm is ultimately accountable to the Audit Committee and the Board of Directors; and
•	approving professional services provided by the independent accountant, including the range of audit and nonaudit fees.

The members of our Audit Committee are Paul C. O’Brien — Chairman, Dennis Mehiel, and Michael DelGiudice, each of whom is a non-employee member of our Board of Directors. Michael DelGiudice will be our Audit Committee Financial Expert as currently defined under SEC Rules. Our Board has determined that each of the directors serving on our Audit Committee is independent within the meaning of the Rules of the SEC and the listing standards of the American Stock Exchange. Our Audit Committee’s charter is available on our website.

Audit Committee Financial Expert

In general, an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K, is an individual member of the Audit Committee who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements or has experience actively supervising one or more persons engaged in such activities,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

An “audit committee financial expert”: may acquire the foregoing attributes through:

•	education and experience as a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions;
•	experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions; experience overseeing or assessing the performance of companies or public accounts with respect to the preparation, auditing or evaluation of financial statements; or
•	other relevant experience.

Our Board of Directors has determined that Michael DelGiudice is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K, and that Mr. DelGiudice is independent within the meaning of the Rules of the SEC and the listing standards of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that no directors, officers and stockholders had more than 10% of a registered class of our equity securities.

Code of Conduct and Ethics

On November 1, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of the Company, including our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics is available on our website at www.fusiontel.com under the Corporate Governance subsector of the “investors” tab. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our directors, principal executive and financial officer will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The American Stock Exchange.

Item 11. Compensation of Directors and Executives

Executive Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2007 and 2006 by our Chief Executive Officer, the President and Chief Operating Officer, and our Chief Financial Officer. It also includes the compensation of one other individual who served as an executive officer during a portion of 2007, but was not an executive officer at the end of the year.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Matthew D Rosen, Chief Executive Officer	2007	$350,000	$—	$247,377	$3,157	$600,534
	2006	$350,000	$—	$153,122	$3,211	$506,333
Gordon Hutchins, Jr., President and Chief Operating Officer(4)	2007	$220,000	$—	$91,941	$387	$312,328
	2006	$220,000	$—	$59,758	$441	$280,199

Barbara Hughes, Chief Financial Officer	2007	$175,000	$—	$26,886	$387	$202,273
	2006	$170,312	$—	$20,373	$441	$191,126
Roger Karam, Former President of VOIP Division(5)	2007	$93,833	$—	$—	$151,235	$245,068
	2006	$250,000	$62,500	$—	$20,459	$332,959

(1)	Included in this column are amounts earned, though not necessarily received, during the corresponding fiscal year.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS No. 123R, of awards pursuant to the Company’s 1998 Stock Option Plan and may include amounts from awards granted both in and prior to 2007. Assumptions used in the calculation of these amounts are included in Notes 2 and 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)	All other compensation represents life insurance premiums except for Roger Karam, who entered into a consulting agreement with the Company after his resignation as the President of the VOIP Division. As such, the amount represents his consulting fees.
(4)	Subsequent to fiscal year end, Mr. Hutchins was promoted to President and Chief Operating Officer.
(5)	Mr. Karam resigned as an executive officer on May 10, 2007, but continues to serve as a consultant to the Company.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently have an employment agreement in place with Mr. Matthew Rosen, our Chief Executive Officer. Mr. Rosen's employment agreement was initiated on November 11, 2004, and amended on March 16, 2006 to extend the term until September 30, 2008, provided that the term shall extend for an additional one year unless terminated by either side on 90 days notice. The agreement provides for an annual salary of not less than $350,000, with a minimum annual bonus equal to 25% of his annual salary. In the event that we achieve a positive EBITDA for two successive quarters, he will be paid a one-time bonus equal to 50% of his annual salary then in effect. In the event that the employment is terminated without cause, including by change of control, the agreement provides that Mr. Rosen will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus and a lump sum of 200% of his base salary and 200% of his highest annual bonus for the three years preceding his termination. If that had occurred on December 31, 2006, the amount due to Mr. Rosen would have been $975,000. The agreement also provides for a one year non-compete provision. In the event of a sale of the company for an amount in excess of $100 million, Mr. Rosen would receive a bonus equal to 2% of proceeds between $100 million and $200 million, 3% of proceeds between $200 million and $300 million, 4% of proceeds between $300 million and $400 million, and 5% of proceeds over $400 million. Mr. Rosen has voluntarily waived his bonus opportunity since December of 2006, pending improvement in Company's financial position.

Mr. Gordon Hutchins Jr. serves as President and Chief Operating Officer of the Company. Mr. Hutchins does not have an employment agreement with the Company. His promotion to President and Chief Operating Officer on March 26, 2008 provides for an increase in his annual salary from $220,000 to $250,000, and he will retain a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics.

Ms. Barbara Hughes serves as the Chief Financial Officer of the Company. Ms Hughes does not have an employment agreement with the Company. Her annual salary is $175,000 and she has a targeted bonus opportunity equal to 25% annual salary based on achievement of corporate performance metrics.

We previously had an employment agreement with Mr. Roger Karam, however, Mr. Karam's resignation in May 2007 as President of the company's VoIP Division effectively terminated the employment agreement that had an initial effective date of January 2005. Said employment agreement had provided for an annual salary of not less than $225,000, and was subsequently increased to $250,000 with a minimum annual bonus equal to 25% of his annual salary. Additionally, Mr. Karam was entitled to participate in our stock option plan and received 50,000 options at an exercise price equal to $6.45 as the price of each share in our public offering. Subsequently, on May 10, 2007 Mr. Karam entered into a consulting agreement with the company for a period of one year. This new consulting agreement will renew automatically for a period of three (3) months unless terminated by either party fifteen (15) days prior to the end of said consulting agreement. The consulting agreement provides for an annual consulting fee of $250,000 and a discretionary bonus of 25% of his consulting fee based on achievement of certain goals as set forth in the consulting agreement.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table presents the outstanding equity awards held by the executive officers referenced above as of the fiscal year ended December 31, 2007. These options vest in three equal annual installments on each of the first through third anniversaries of the grant date.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Matthew D. Rosen	6/16/06	53,333	106,667		$2.28	06/16/16
	3/7/06	44,286	88,572		$2.46	03/07/16
	3/7/06	35,714	71,428		$2.80	03/07/16
	7/14/04	62,143			$3.15	07/14/14
	7/14/04	280,715			$4.38	07/14/14
	3/29/07		350,000		$0.69	03/29/17
Gordon Hutchins, Jr.	3/7/06	35,714	71,428		$2.80	03/07/16
	3/7/06	5,953	11,905		$2.65	03/07/16
	3/29/07		175,000		$0.69	03/29/17
Barbara Hughes	12/22/05	26,667	13,333		$2.46	12/22/15
	2/9/05	20,000			$6.45	02/09/15
	7/14/04	8,215			$3.15	07/14/14
	7/14/04	40,358			$4.38	07/14/14
	3/29/07		60,000		$0.69	03/29/17
Roger Karam	12/22/05	26,667	13,333		$2.46	12/22/15
	1/15/05	50,000			$6.45	01/15/15
	11/19/04	40,000			$4.38	11/19/14

2007 Director Compensation

Our directors do not receive cash compensation for their services on our Board or Board committees; however, we reimburse our directors for out-of-pocket expenses associated with their attendance at Board of Directors’ meetings.

	Director Compensation					Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3) ($)	Total(4) ($)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)
Marvin S. Rosen			$7,624	(2)	$—	$—	$14,000	$21,624
E. Alan Brumberger			$7,624	(2)	$—	$—	$—	$7,624
Michael J. DelGiudice			$7,624	(2)	$—	$—	$—	$7,624
Julius Erving			$7,624	(2)	$—	$—	$—	$7,624
Evelyn Langlieb Greer			$7,624	(2)	$—	$—	$—	$7,624
Fred Hochberg			$7,624	(2)	$—	$—	$—	$7,624
Raymond E. Mabus			$7,624	(2)	$—	$—	$—	$7,624
Dennis Mehiel			$7,624	(2)	$—	$—	$—	$7,624
Paul C O’Brien			$7,624	(2)	$—	$—	$—	$7,624
Philip D. Turtis			$7,624	(2)	$—	$—	$—	$7,624

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS No. 123R, of awards pursuant to the Company’s 1998 Stock Option Plan and may include amounts from awards granted both in and prior to 2007. Assumptions used in the calculation of these amounts are included in Notes 2 and 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
(2)	On March 29, 2007, we granted each of our director options to purchase 20,000 shares of our Common Stock, under our 1998 Stock Option Plan. These options have an exercise price per share of $0.69. The grant date fair value computed in accordance with SFAS No. 123R for 20,000 options granted to each director amounted to $7,624.
(3)	All other compensation includes reimbursement to Mr. Marvin S. Rosen of approximately $2,000 per month from January 2007 through July 2007 was for a portion of the monthly rent for his apartment in Fort Lauderdale, Florida, which is used by certain executives in lieu of such executives having to incur hotel expenses. That reimbursement was discontinued after July 2007.
(4)	The table does not include reimbursement for out of pocket expenses associated with their attendance at the Board of Directors’ meetings.
(5)	The aggregate number of options held by each director at the end of December 31, 2007 is 40,000 except for Dennis Mehiel who holds 61,429.

Stock Option Plan

Our Board of Directors adopted the Plan in May 1998, re-approved the Plan in November 1999, and in February 2000, our stockholders approved the Plan. In July 2007, the shares of common stock available for issuance under our Plan were increased from 4,000,000 to 7,000,000.

The purposes of the Plan are: (i) to enable us to attract and retain qualified and competent employees and to enable such persons to participate in our long-term success and growth by giving them an equity interest in the Company; (ii) to enable us to use grants of stock options in lieu of all or part of cash fees for directors who are not officers or employees, thereby aligning the directors' interests with that of the stockholders; and (iii) to provide consultants and advisors with options, thereby increasing their proprietary interest in us. Employees and directors are eligible to be granted awards under the Plan. Consultants and advisors to Fusion are eligible to be granted awards under the Plan if their services are of a continuing nature or otherwise contribute to our long-term success and growth.

The Plan is administered by our Compensation and Nominating Committee of the Board of Directors. The Committee may adopt, alter, or repeal any administrative rules, guidelines, and practices for carrying out the purposes of the Plan, and its determination, interpretation, and construction of any provision of the Plan are final and conclusive. The Committee has the right to determine, among other things, the persons to whom awards are granted, the terms and conditions of any awards granted, the number of shares of common stock covered by the awards, and the exercise prices and other terms thereof.

Stock option awards are granted to new employees when they are hired based upon the employee's position and salary level. Additionally, on an annual basis, the Company aims to award option grants to executive management as well as the general employee base to reward past performance and provide incentive and motivation to achieve the future plans of the Company. The Compensation Committee has an annual meeting to review executive and upper level management performance for the past year, and to determine what amount of option grants they will consider recommending to the Board for approval for executive management, and what amount they will authorize as a block of grants to be issued to the remaining employee base. Also, throughout the year, the Chief Executive Officer may issue individual options for extraordinary performance or for an employee's promotion. Any awards for employees at salary levels of greater than $150,000 and/or options of greater than $100,000 in value require submission to the Committee for review and for their recommendation to the Board of Directors for approval.

The exercise price, term, and exercise period of each stock option is fixed by the committee at the time of grant. No incentive stock option shall have an exercise price that is less than 100% of the fair market value of the common stock on the date of the grant. In addition, no stock option shall be (i) exercisable more than 10 years after the date such incentive stock option is granted, or (ii) be granted more than 10 years after the Plan is adopted by the Board.

Most options held by employees vest over four years. Options held by Executive Officers vest over three years, and options held by the Board of Directors vest over six months or two years. In certain cases, we have agreed to extend the duration of options granted to non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of March 31, 2008:

•	each person who beneficially owns more than 5% of our common stock;
•	each of our directors and named executive officers individually; and
•	all current executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC. These rules deem common stock subject to options currently exercisable, or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options or of a group of which the person is a member, but these rules do not deem the stock to be outstanding for purposes of computing the percentage ownership of any other person or group. To our knowledge, the persons named in the table have sole voting and sole investment control with regard to all shares beneficially owned.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Common Stock
E. Alan Brumberger(1)	423,448	1.2%
Julius Erving(2)	97,411	*
Michael DelGiudice(3)	457,157	1.3%
Evelyn Langlieb Greer(4)	253,442	*
Fred Hochberg(5)	293,379	*
Barbara Hughes(6)	115,240	*
Gordon Hutchins, Jr.(7)	186,850	*
Roger Karam(8)	1,429,310	4.0%
Raymond E. Mabus(9)	73,983	*
Dennis Mehiel(10)	1,004,807	2.8%
Paul C. O’Brien(11)	195,536	*
Marvin S. Rosen(12)	3,002,306	8.3%
Matthew D. Rosen(13)	783,381	2.1%
Philip D. Turits(14)	2,606,421	7.2%
All Executive Officers as a group(15)	190,719	*

*	Less than 1% of outstanding shares
**	Unless otherwise indicated (i) all addresses are c/o Fusion Telecommunications International, Inc. 420 Lexington Avenue, Suite 1718, New York, NY 10170.
(1)	Includes (i) 10,715 shares of Common Stock held by trusts for which his wife serves as trustee; (ii) 5,988 share of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1; (iii) 40,000 share of Common Stock issuable upon the exercise of options that are presently exercisable and (iv) 54,357 Redeemable Common Stock Purchase Warrants.
(2)	Includes (i) 40,000 shares of Common Stock issuable upon the exercise of options (ii) 29,940 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1 and (iii) 14,971 Redeemable Common Stock Purchase Warrants.
(3)	Includes (i) 40,000 shares of Common Stock issuable upon the exercise of options (ii) 67,781 Redeemable Common Stock Purchase Warrants; and (iii) 119,760 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1.
(4)	Includes (i) 101,715 shares of Common Stock held by a trust for which she serves as trustee; (ii) 105,739

Redeemable Common Stock Purchase Warrants (iii) 40,000 shares of Common Stock issuable upon the exercise of options that are presently exercisable and (iv) 5,998 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1.
(5)	Includes (i) 40,000 shares of Common Stock issuable upon the exercise of options, (ii) 91,675 Redeemable Common Stock Purchase Warrants and (iii) 60,601 shares of Common Stock issuable upon exercise of Convertible Preferred Stock Series A-1 and A-2.
(6)	Represents 115,240 shares of Common Stock issuable upon the exercise of options.
(7)	Includes (i) 141,668 shares of Common Stock issuable upon the exercise of options (ii) 30,121 shares of common stock issuable upon the exercise of Preferred Stock Series A-2 and (iii) 15,061 Redeemable Common Stock Warrants.
(8)	Includes (i) 1,439,643 shares of Common Stock issued at the closing of the IPO pursuant to January 2005 Purchase Agreement between us and Mr. Karam, less 75,000 shares sold and (ii) 116,667 shares of Common Stock issuable upon the exercise of options that are presently exercisable.
(9)	Includes (i) 40,000 shares of Common Stock issuable upon the exercise of options, (ii) 5,998 shares of Common Stock issuable upon exercise of Convertible Preferred Series A-1 and (iii) 2,995 Redeemable Common Stock Purchase Warrants.
(10)	Includes (i) 61,429 shares of Common Stock issuable upon the exercise of options; (ii) 45,000 shares of Common Stock held by Four M Capital for which Mr. Mehiel has beneficial ownership and (iii) 129,841 Redeemable Common Stock Purchase Warrants and (iv) 59,880 shares of Common Stock issuable upon conversion of Preferred Stock Series A-1.
(11)	Includes (i) 40,000 shares of Common Stock issuable upon the exercise of options, (ii) 59,880 shares of Common Stock issuable upon conversion of Preferred Stock Series A-1 and (iii) 29,941 redeemable purchase stock warrant.
(12)	Includes (i) 272,431 Redeemable Common Stock Purchase Warrants; and (ii) 40,000 shares of Common Stock issuable upon the exercise of options, and (iii) 60,061 shares of common stock issuable upon exercise of convertible stock series A-1 and A-2.
(13)	Includes 672,860 shares of Common Stock issuable upon the exercise of options, (ii) 35,965 shares of Common Stock issuable upon exercise of Convertible Preferred Stock Series A-1 and A-2 and (iii) 17,984 redeemable Common Stock Warrants.
(14)	Includes (i) 10,715 shares of Common Stock held by a trust for which he serves as trustee; (ii) 267,959 Redeemable Common Stock Purchase Warrants; (iii) 40,000 shares of Common Stock issuable upon the exercise of options; (iv) 51,117 shares of Common Stock issuable upon exercise of Convertible Preferred Stock A-1 and A-2; and (v) 4,286 shares of Common Stock held by his wife. Mr. Turits has granted certain individuals options to purchase an aggregate of 21,429 shares of his Common Stock.
(15)	Represents 190,719 shares of Common Stock issuable upon the exercise of options.

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

Item 13. Certain Relationships, Related Transactions, and Director Independence

Officer and Director Loans to Company

On December 4, 2007, December 18, 2007 and December 19, 2007, the Company borrowed an aggregate of $540,000 from two directors of the Company. The loans are evidenced by three promissory notes that are payable in 24 equal monthly installments of principal and interest (at the rate of 10% per annum) commencing January 4, 2008, January 18, 2008 and January 19, 2008; provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008. The Company’s obligations under the notes are collateralized by a security interest in the Company’s accounts receivable. The proceeds of the loans will be used for general working capital purposes.

On December 21, 2007, the Company borrowed $160,000 from a director of the Company. The loan is evidenced by a non-interest bearing promissory note that is payable on January 3, 2008. The loan was paid on January 3, 2008.

During October 2007, the Company borrowed $400,000 from two members of its Board of Directors, which was repaid on November 2, 2007. Interest was paid based upon an 10% per annum interest rate

Other Transactions

We have an informal verbal agreement with Mr. John H. Sununu, the Chairman of our Advisory Board, pursuant to which Mr. Sununu will be compensated for any international business relationships, which Mr. Sununu assists us in developing. The amount, form and terms of any such compensation will depend on the business relationship developed and will be negotiated at the time any such relationship is developed.

During the year ending December 31, 2007, the Company received $120,000 from the members of its Board of Directors and Officers of the Company associated with the private placement for Preferred Stock A-2. The names and amounts are as follows:

Name	Amount
E. Alan Brumberger (Director)	$10,000
Marvin S. Rosen (Director)	25,000
Philip D. Turits (Director)	30,000
Fred P. Hochberg (Director)	25,000
Matthew D. Rosen (Officer and Director)	5,000
Gordon Hutchins, Jr. (Officer)	25,000
Total	$120,000

During the year ending December 31, 2007, the Company received $50,000 from Marvin S. Rosen and $50,000 from Philip D. Turits associated with the private placement for the Company’s Common Stock.

Director Independence

The Company applies the standards of The American Stock Exchange, the stock exchange upon which the Company's Common Stock is listed, for determining the independence of the members of its Board of Directors and Board committees. Based upon its application of those standards, the Board of Directors has determined that the following members of our Board of Directors (and committee members, as applicable) are independent:

E. Alan Brumberger
Julius Erving
Evelyn Langlieb Greer
Raymond E. Mabus
Dennis Mehiel
Paul C. O'Brien
Michael J. DelGiudice
Fred P. Hochberg

Item 14. Principal Accounting Fees and Services

The aggregate fees billed to the Company for the years ended December 31, 2007 and 2006, by our principal accounting firm Rothstein, Kass & Company, P.C. are as follows:

Audit-Related Fees:  There were no fees for audit-related services for the years ended December 31, 2007 and 2006.

Tax Related Fees:  There were no fees for tax-related services for the years ended December 31, 2007 and 2006. The Company obtains tax related services from an accounting firm other than Rothstein, Kass & Company, P.C.

All Other Fees:  There were no fees for other services that were not included in the three categories above during the years ended December 31, 2007 and 2006.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND
PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT ACCOUNTANTS

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent accountant. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent accountant.

Prior to engagement of the independent accounting firm for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of three categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent accountant can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent accountant, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent accountant.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent accountant and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent accountant.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

(a)(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts is included on page F-32 hereto. All other financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

(a)(3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended(*)
3.1(a)	Certificate of Designation of Series C Convertible Redeemable Preferred Stock(*)
3.1(b)	Certificate of Designation of the Rights and Preferences of the Series A-2 Preferred Stock(6)
3.1(c)	Certificate of Designation of the Rights and Preferences of the Series A-3 & 4 Preferred Stock(9)
3.1(d)	Form of Subscription Agreement(7)
3.2	Bylaws(*)
10.1	1998 Stock Option Plan(*)
10.2	Employment Agreement between registrant and Matthew Rosen(*)
10.2.1	Amended and Restated Employment Agreement between registrant and Matthew Rosen(3)
10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003(*)
10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002(*)
10.6	Agreement between Fusion registrant and Communications Ventures PVT. LTD, dated May 13, 2004(*)
10.7	Form of Warrant to Purchase Common Stock(*)
10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(*)
10.8.1	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(8)
10.8.2	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(8)
10.8.3	Lease Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(8)
10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office(*)
10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended(*)
10.10.11	Amendment dated February 10, 2006, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office, as amended(8)
10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices(8)
10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000(*)
10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002(*)
10.28	Non-Competition Agreement between registrant and Marvin Rosen(*)
10.29	Stock Purchase Agreement between registrant, Convergent Technologies, Ltd. And the stockholders listed on Schedule 1 Attached thereto, dated December 16, 2004, as amended and restated, dated January 11, 2005(*)

Exhibit No.	Description
10.30	Employment Agreement between registrant and Roger Karam(*)
10.31.1	Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated January 11, 2005 and the amendment thereto(*)
10.31.2	Amendment to Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated March 24, 2006(8)
10.32	Carrier Service Agreement for International Terminating Traffic between the registrant and Qwest Communications Corporation, dated May 17, 2000(*)
10.33	Carrier Service Agreement between registrant and Telco Group, Inc. dated April 3, 2001, as amended(*)
10.34	Colocation License Agreement between the registrant and Telco Group, dated January 28, 2002.(*)
10.35	International VoIP Agreement, dated April 25, 2002, as amended(*)
10.36.1	Stock Purchase Agreement dated March 8, 2005 between FUSION TURKEY, L.L.C., LDTS UZAK MESAFE TELEKOMÜNIKASYON VE .ILETIS,IM HIZMETLERI SAN.TIC.A.S. and Bayram Ali BAYRAMOGLU; Mecit BAYRAMOGLU Mehmet; Musa BAYSAN; Yahya BAYRAMOGLU and Özlem BAYSAN.(1)
10.37	Lease Agreement dated April 28, 2005, between Convergent Technologies Limited and Oceanic Digital Jamaica Limited (**)
10.38	Promissory Note issued by iFreedom Communications International Holdings, Limited; iFreedom Communications Corporation; iFreedom Communications (Malaysia) Sdn. Bhd.; iFreedom Communications, Inc.; iFreedom Communications Hong Kong Limited and iFreedom UK, Ltd., jointly and severally, to Registrant.(8)
10.39	Form of Subscription Agreement(5)
10.40	Form of Warrant(5)
10.41	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock(5)
14	Code of Ethics of Registrant(8)
21.1	List of Subsidiaries(8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

*	Originally filed with our Registration Statement no. 33-120412 and incorporated herein by reference.
**	Originally filed with our Registration Statement no. 33-120206 and incorporated herein by reference.
(1)	Filed as Exhibit to our Current Report on Form 8-K filed on March 14, 2005 and incorporated herein by reference.
(2)	Filed as Exhibit to or Annual Report on Form 10-K filed March 31, 2005 and incorporated herein by reference.
(3)	Filed as Exhibit to our Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.
(4)	Filed herewith.

(5)	Filed as Exhibit to our Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit to our Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit to our Current Report on Form 8-K filed on November 23, 2007 and 8K/A on Novermber 27, 2007, and incorporated herein by reference.
(8)	Filed as Exhibit to our Current Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.
(9)	Identical to Certificate of Rights and Preferences of Series A-2 Preferred Strock filed as exhibit on Form 8-K on May 9, 2007.

2007 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS
INTERNATIONAL, INC.

Date: April 30, 2008	By: /s/ Matthew D. Rosen Matthew D. Rosen Chief Executive Officer
Date: April 30, 2008	By: /s/ Barbara Hughes Barbara Hughes Chief Financial Officer

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues	$55,023,860	$47,087,064	$49,364,542
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	50,797,354	42,463,724	45,048,917
Depreciation and amortization	1,709,040	1,397,094	1,510,172
Loss on impairment of goodwill and other long-lived assets	4,006,664	867,212	—
Selling, general and administrative expenses (includes approximately $544,000 and $856,000 non-cash compensation for 2007 and 2006, respectively)	12,484,485	14,803,062	11,633,713
Advertising and marketing	146,471	1,335,745	175,725
Total operating expenses	69,144,014	60,866,837	58,368,527
Operating loss	(14,120,154)	(13,779,773)	(9,003,985)
Other income (expenses):
Interest income	71,950	318,333	474,109
Interest expense	(88,993)	(114,006)	(434,749)
Gain (loss) on settlements of debt	618,885	465,854	(75,927)
Gain on sale of investment in Estel	937,578	—	—
Loss from investment in Estel	(60,000)	(185,234)	(541,876)
Other	(27,536)	44,801	(195,006)
Minority interests	—	67,694	175,353
Total other income (expenses)	1,451,884	597,442	(598,096)
Loss from continuing operations	(12,668,270)	(13,182,331)	(9,602,081)
Discontinued operations:
Income (loss) from discontinued operations	—	(168,871)	207,007
Net loss	$(12,668,270)	$(13,351,202)	$(9,395,074)
Losses applicable to common stockholders:
Loss from continuing operations	$(12,668,270)	$(13,182,331)	$(9,602,081)
Preferred stock dividends in arrears	(572,087)	—	—
Net loss applicable to common stockholders from continuing operations:	(13,240,357)	(13,182,331)	(9,602,081)
Income (loss) from discontinued operations	—	(168,871)	207,007
Net loss applicable to common stockholders	$(13,240,357)	$(13,351,202)	$(9,395,074)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.48)	$(0.49)	$(0.39)
Income (loss) from discontinued operations	—	(0.01)	0.01
Net loss applicable to common stockholders	$(0.48)	$(0.50)	$(0.38)
Weighted average common shares outstanding
Basic and diluted	27,314,196	26,737,083	24,965,080

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Preferred Stock Series C		Preferred Stock Series A-1, A-2, A-3, & A-4	Common Stock	Common Stock Class A	Capital in Excess of Par Value	Stock Dividend Distributable	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balances, January 1, 2005		$9,716,026	$—	$—	$174,800	$65,127,291	—	$(78,592,120)	$(13,290,029)
Proceeds from sale of common stock, net of investment expenses		—	—	40,800	—	23,229,720	—	—	23,270,520
Conversion of convertible notes to common stock, net of debt offering costs		—	—	6,515	—	2,437,880	—	—	2,444,395
Conversion of Preferred Stock to common stock		(10,003,141)	—	31,418	—	9,971,723	—	—	10,003,141
Common stock paid for minority interest in Efonica joint venture		—	—	7,641	—	4,920,559	—	—	4,928,200
Cash difference payment related for purchase of minority interest in Efonica joint venture		—	—	—	—	(430,000)	—	—	(430,000)
Restricted stock issued for consulting services		—	—	114	—	49,886	—	—	50,000
Common stock issued for options		—	—	214	—	50,036	—	—	50,250
Class A common stock issued for warrants		—	—	—	292	84,858	—	—	85,150
Accretion of Series C Preferred Stock		287,115	—	—	—	—	—	—	—
Amortization of stock options granted to consultant		—	—	—	—	5,088	—	—	5,088
Conversion of Class A Common Stock to common stock		—	—	17,692	(17,692)	—	—	—	—
Net loss		—	—	—	—	—	—	(9,395,074)	(9,395,074)
Balances, December 31, 2005		—	—	104,394	157,400	105,447,041	—	(87,987,194)	17,721,641
Proceeds from sale of Preferred Stock, Series A-1, net of investment expenses		—	39	—	—	3,807,757	—	—	3,807,796
Conversion of Class A Common Stock to common stock		—	—	157,400	(157,400)	—	—	—	—
Exercise of warrants				143		357			500
Non-cash compensation expense – stock options		—	—	—	—	720,350	—	—	720,350
Non-cash compensation expense – stock issued for consulting services		—	—	375	—	99,000	—	—	99,375
Release of Efonica shares from escrow		—	—	6,756	—	4,350,742	—	—	4,357,498
Common stock issued to Xtreme VoIP Corp.		—	—	522	—	89,478	—	—	90,000
Net loss		—	—	—	—	—	—	(13,351,202)	(13,351,202)
Balances, December 31, 2006		—	39	269,590	—	114,514,725	—	(101,338,396)	13,445,958
Proceeds from sale of Preferred Stock, Series A-2, A-3 and A-4, net of investment expenses		—	41	—	—	4,085,608	—	—	4,085,649
Proceeds from sale of Common Stock, net of investment expenses				29,363		1,429,917			1,459,280
Difference payment related for purchase of minority interest in Efonica joint venture						(171,852)			(171,852)
Non-cash compensation expense – stock options						511,293			511,293
Non-cash compensation expense – stock issued for consulting servies				125		33,000			33,125
Net Loss								(12,668,270)	(12,668,270)
Balances, December 31, 2007	$		$80	$299,078	$—	$120,402,691	$—	$(114,006,666)	$6,695,183

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(12,668,270)	$(13,351,202)	$(9,395,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill and other long-lived assets – continuing operations	4,006,664	867,212	—
Loss on impairment – discontinued operations	—	216,201	—
Gain/loss from sale/disposal of fixed assets	105,807	(22,162)	158,525
Depreciation and amortization	1,709,040	1,397,094	1,510,172
Bad debt expense (recovery)	44,795	(15,250)	350,434
Non-cash compensation expense	544,418	856,392	38,422
(Gain) loss on settlements of debt	—	(465,854)	75,927
Gain on discontinued operations	—	(140,000)	(336,910)
Accretion of Series C Preferred Stock	—	—	287,115
Gain on sale from investment in Estel	(937,578)
Loss from investment in Estel	60,000	185,234	541,876
Minority interests	—	(67,694)	(175,353)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	1,013,550	(4,200,519)	96,952
Prepaid expenses and other current assets	140,651	691,226	(205,471)
Other assets	13,467	46,976	49,254
Accounts payable and accrued expenses	(1,493,034)	2,244,292	(818,149)
Liabilities of discontinued operations	(7,257)	(385,724)	(158,371)
Other long-term liabilities	(140,842)	800,113	—
Net cash used in operating activities	(7,608,589)	(11,343,665)	(7,980,651)
Cash flows from investing activities:
Purchase of property and equipment	(980,694)	(3,299,198)	(1,877,252)
Proceeds from sale of property and equipment	—	48,217	—
Proceeds from sale of investment in Estel	484,985	—	—
Advances to Estel	(15,130)	(71,416)	(205,520)
Payments from Estel	20,563	89,285	104,102
Returns of security deposits	3,231	190,024	570,137
Repayments of (payments for) restricted cash	365,000	(563,390)	162,100
Payments for other intangible assets	(10,718)	(86,619)	—
Purchase of Jamaican joint ventures net of cash acquired	—	—	(146,486)
Purchase of Turkey joint venture, net of cash acquired	—	—	(92,971)
Purchase of minority interest in Efonica joint venture, net of cash acquired	—	—	(480,555)
Difference Payment related to purchase of minority interest in Efonica joint venture	(171,852)	—	(430,000)
Net cash used in investing activities	(304,615)	(3,693,097)	(2,396,445)
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	—	—	23,884,533
Proceeds from sale of Series A-1 Preferred Stock, net	—	3,807,796	—
Proceeds from sale of Series A-2, A-3 and A-4 Preferred Stock, net	4,085,649	—	—

See accompanying notes to consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Proceeds from sale of common Stock, net	1,459,280	—	—
Proceeds from exercise of stock options	—	—	50,250
Proceeds from the issue and exercise of warrants	—	500	85,150
Proceeds from notes payable – related party	1,100,000	—	—
Repayments of notes payable – related party	(400,000)	—	—
Payments of long-term debt and capital lease/equipment financing obligations	(960,063)	(818,883)	(2,538,464)
Payment of dividends on Preferred C Stock	—	—	(664,634)
Contributions to minority stockholders of joint ventures	—	—	(17,961)
Net cash provided by financing activities	5,284,866	2,989,413	20,798,874
Net increase (decrease) in cash and cash equivalents	(2,628,338)	(12,047,349)	10,421,778
Cash and cash equivalents, beginning of year	2,743.155	14,790,504	4,368,726
Cash and cash equivalents, end of year	$114,817	$2,743,155	$14,790,504
Supplemental disclosure of cash flow information:
Cash paid during the years for interest	$66,041	$50,303	$621,789
Supplemental disclosure of noncash investing and financing activities:
Acquisition of capital leases/equipment financing obligations	$137,998	$228,800	$918,716
Acquisition of short-term financing agreement	$—	$553,888	$—
Release of Efonica shares from escrow	$—	$4,357,498	$—
Issuance of restricted stock for consulting services	$33,125	$99,375	$—
Issuance of common stock for attainment of certain earn outs in Intellectual Property Transfer Agreement	$—	$90,000	$—
Liability for acquisition of Intellectual Property Transfer Agreement	$—	$30,000	$—
Conversion of convertible notes payable and related debtoffering costs	$—	$—	$2,444,395
Conversion of Series C Preferred Stock to common stock	$—	$—	$10,003,141
Conversion of prepaid offering costs to additional paid in capital	$—	$—	$614,008
Supplemental disclosure of joint venture acquisition activities:
Fair value of tangible assets, net of cash acquired	$—	$—	$654,791
Fair value of identifiable intangible assets	—	—	4,877,900
Efonica Difference Payment	—	—	430,000
Goodwill acquired	—	—	5,118,640
Liabilities acquired	—	—	(401,504)
Minority interest acquired	—	—	(244,118)
Common stock issued or to be issued	—	—	(9,285,697)
Cash paid for acquisition of joint ventures, net of cash acquired	$—	$—	$1,150,012

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

2. Summary of Significant Accounting Policies  – (continued)

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

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Lives
Network equipment	5 – 7 Years
Furniture and fixtures	3 – 7 Years
Computer equipment and software	3 – 5 Years
Leasehold improvements	Lease terms

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

2. Summary of Significant Accounting Policies  – (continued)

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Stock-Based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations during the year ended December 31, 2007 and 2006, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture. In the pro forma information required under SFAS No. 148 (“Accounting for Stock-Based Compensation — Transition and disclosure — an amendment of FASB Statement No. 123”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

2005
Net loss applicable to common stockholders, as reported	$(9,395,074)
Deduct: total stock-based compensation expense under SFAS 123(R) for awards, net of related tax effect	(2,152,765)
Net loss applicable to common stockholders, pro forma	$(11,547,839)
Loss per share:
Basic and diluted net loss applicable to common stockholders, as reported	$(0.38)
Basic and diluted net loss applicable to common stockholders,pro forma	$(0.46)

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

2. Summary of Significant Accounting Policies  – (continued)

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

3. Going Concern

At December 31, 2007, the Company had a working capital deficit of approximately $4,208,000 and an accumulated deficit of approximately $114,007,000. The Company has continued to sustain losses from operations, and for the years ended December 31, 2007, 2006 and 2005 has incurred a net loss of approximately $12,668,000, $13,351,000, and $9,395,000, respectively. In addition, the Company has not generated positive cash flow from operations since inception. The Company is reviewing options to raise additional capital through debt and/or equity financing. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the year ended December 31, 2007, the Company raised $5.54 million net of expenses from sale of its securities through private placements. The Company’s long-term liquidity is dependent on its ability to successfully complete the rollout of its full suite of certain VoIP paid services

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Going Concern  – (continued)

and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

Of the shares issued to Karamco, the Company agreed to register for resale 150,000 shares of common stock in a registration statement. Karamco was restricted from selling in excess of $1 million worth of common stock during the one-year period following the Company’s IPO Prospectus Date. If the sale of the 150,000 shares

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Joint Ventures, Acquisitions and Divestitures  – (continued)

registered results in less than $1 million of gross proceeds, the Company is required to pay Karamco the difference between the aggregate gross proceeds of Karamco’s sale of the registered shares and $1 million (the “Difference Payment”). Through December 31, 2006, the Company had paid Karamco $430,000 towards the Difference Payment which is reflected as capital in excess of par value in the consolidated financial statements. The remainder of the Difference Payment was paid on May 9, 2007 in the amount of $171,852.

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
$216,620

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital Lease/Equipment Financing Obligations

During 2006 and prior, the Company has entered into several financing agreements for equipment purchases. The Company has imputed an annual interest rate of 10% related to these agreements which are payable every 90 days over a 12 – 18 month period.

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

11. Long-Term Debt and Capital Lease/Equipment Financing Obligations  – (continued)

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

12. Income Taxes and Tax Valuation Allowance  – (continued)

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

13. Commitments and Contingencies  – (continued)

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

14. Equity Transactions  – (continued)

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

14. Equity Transactions  – (continued)

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

The following summary presents information regarding outstanding options as of December 31, 2007 and 2006 and changes during the year then ended with regard to all options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,100,798	$3.97		$488,792
Granted in 2006	852,148	$2.48
Expired/cancelled in 2006	(120,400)	$3.59
Outstanding at December 31, 2006	2,832,546	$3.54	5.72 years	—
Granted in 2007	1,204,650	$0.70
Expired/cancelled in 2007	(920,520)	$3.56
Outstanding at December 31, 2007	3,116,676	$2.43	7.10 years	$—
Exercisable at December 31, 2007	1,631,109	$3.44	5.46 years	$—

Exercise Prices	Number of Options	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35 – $0.68	18,000	9.89 years	$0.40	—	$—
$0.69 – $0.69	1,089,550	7.95 years	$0.69	200,000	$0.69
$0.75 – $2.46	854,770	6.35 years	$2.27	471,288	$2.41
$2.65 – $4.38	935,283	6.78 years	$3.74	740,748	$3.98
$4.40 – $6.45	219,073	6.94 years	$6.32	219,073	$6.32
	3,116,676			1,631,109

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Equity Transactions  – (continued)

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

The Company, as part of various debt and other agreements, have issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during 2007, 2006 and 2005:

	Number of Warrants	Per Share Warrant Price	Weighted Average Warrant Price
Shares under warrants at January 1, 2005	286,578	$0.04 – 8.75	$3.61
Issued in 2005	7,641,838	6.45	6.45
Exercised in 2005	(28,572)	2.98	2.98
Expired in 2005	(77,409)	2.98 – 8.75	4.15
Shares under warrants at December 31, 2005	7,822,435	0.04 – 6.45	6.37
Issued in 2006	1,160,204	1.67	1.67
Exercised in 2006	(14,286)	0.04	0.04
Expired in 2006	(19,644)	2.98 – 3.50	3.36
Shares under warrants at December 31, 2006	8,948,709	1.67 – 3.57	5.75
Issued in 2007	3,951,481	0.48 – 1.67	0.75
Exercised in 2007	—	—	—
Expired in 2007	—	—	—
Shares under warrants at December 31, 2007	12,900,190	$0.48 – 8.58	$5.50

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Settlements of Debt  – (continued)

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Concentrations  – (continued)

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

19. Segment Information  – (continued)

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

19. Segment Information  – (continued)

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

20. Subsequent Events  – (continued)

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