Form 10-Q
period 2008-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2008-05-15
CIK 1071411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.
Commission File Number: 001-32421

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	58-2342021
(State or other juridiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Avenue, Suite 1718, New York, New York	10170
(Address of principal executive offices)	(Zip Code)

(212) 201-2400
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                               Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 10, 2008

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	35,762,962
Redeemable Common Stock Purchase Warrants	7,641,838

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                                                            Pg 3

ITEM 1               Financial Statements                                                                                                                      Pg 3

ITEM 2               Management's Discussion and Analysis of Financial Condition and Results of Operations  Pg 14

ITEM 3               Quantitative and Qualitative Disclosures About Market Risk                                                  Pg 22

ITEM 4T             Controls and Procedures                                                                                                              Pg 22

PART II.     OTHER INFORMATION                                                                                                                    Pg 23

ITEM 1              Legal Proceedings                                                                                                                           Pg 23

ITEM 1A           Risk Factors                                                                                                                                      Pg 23

ITEM 2              Unregistered Sales of Equity Securities and Use of Proceeds                                                     Pg 23

ITEM 3              Defaults Upon Senior Securities                                                                                                    Pg 24

ITEM 4              Submissions of Matters to a Vote of Security Holders                                                                Pg 24

ITEM 5              Other Information                                                                                                                            Pg 24

ITEM 6              Exhibits                                                                                                                                            Pg 24

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 731,489	$ 114,817
Accounts receivable, net of allowance for doubtful accounts of approximately $950,000 and $830,000 in March 31, 2008 and December 31, 2007, respectively	3,554,845	5,545,408
Prepaid expenses and other current assets	473,721	481,556
Assets held for sale	129,231	129,231
Total Current Assets	4,889,286	6,271,012
Property and equipment, net	5,142,574	5,425,846
Other Assets
Security deposits	68,157	66,638
Restricted cash	416,566	416,566
Goodwill	964,557	964,557
Intangible assets, net	4,884,249	4,892,215
Other assets	79,189	91,455
Total Other Assets	6,412,718	6,431,431
TOTAL ASSETS	$ 16,444,578	$ 18,128,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Long-term debt, current portion	$ 413,035	$ 566,567
Capital lease/equipment financing obligations, current portion	178,350	233,759
Accounts payable and accrued expenses	8,768,799	9,663,325
Liabilities of discontinued operations	13,314	15,829
Total Current Liabilities	9,373,498	10,479,480
Long-Term Liabilities
Long-term debt, net of current portion	215,199	283,433
Capital lease/equipment obligations, net of current portion	5,102	10,922
Other long term liabilities	617,176	659,271
Total long-term liabilities	837,477	953,626
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 7,995 and 7,995 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	80	80
Common Stock, $0.01 par value, 105,000,000 shares authorized, 35,762,962 and 29,907,786 shares issued and outstanding in March 31, 2008.and December 31, 2007, respectively	357,630	299,078
Capital in excess of par value	122,245,548	120,402,691
Accumulated deficit	(116,369,655)	(114,006,666)
Total Stockholders’ equity	6,233,603	6,695,183
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,444,578	$ 18,128,289

See accompanying notes to the condensed consolidated interim financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues	$ 11,529,817	$ 13,205,954
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	10,707,974	12,085,771
Depreciation and amortization	461,677	392,182
Selling, general and administrative expenses (includes approximately $114,000 and $171,000 for the three months ended March 31, 2008 and March 31, 2007, respectively, of non-cash compensation)	3,310,811	3,427,369
Advertising and marketing	29,392	82,215
Total operating expenses	14,509,854	15,987,537
Operating loss	(2,980,037)	(2,781,583)
Other income (expenses)
Interest income	1,731	20,710
Interest expense	(17,390)	(23,148)
Gain on extinguishment of debt	634,991	—
Loss from investment in Estel	—	(45,000)
Other	(2,284)	—
Total other income (expenses)	617,048	(47,438)
Net loss	$ (2,362,989)	$ (2,829,021)
Basic and diluted net loss per common share:

Net loss per common share	$ (0.08)	$ (0.10)
Weighted average common shares outstanding:
Basic and diluted	32,818,945	26,958,965

See accompanying notes to the condensed consolidated interim financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$ (2,362,989)	$ 2,829,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461,677	392,182
Bad debt expense, net	30,000	27,404
Stock–based compensation	114,347	171,326
Gain on extinguishment of debt	(634,991)	—
Loss from investment in Estel	—	45,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	1,960,563	2,557,576
Prepaid expenses and other current assets	7,835	(142,716)
Other assets	12,266	2,931
Accounts payable and accrued expenses	(259,534)	(1,451,849)
Liabilities of discontinued operations	(2,515)	—
Other long-term liabilities	(42,095)	(32,662)
Net cash used in operating activities	(715,436)	(1,259,829)
Cash flows from investing activities:
Purchase of property and equipment	(170,439)	(285,545)
Advances to Estel	—	(14,773)
Payments from Estel	—	8,139
Payments for security deposits	(1,519)	—
Repayments of restricted cash	—	325,000
Net cash provided by (used in) investing activities	(171,958)	32,821
Cash flows from financing activities:
Proceeds from sale of Common Stock, net	1,787,062	—
Repayments of notes payable - related parties	(221,767)	—
Proceeds from advanced subscriptions	—	200,000
Payments of long-term debt and capital lease /equipment financing obligations	(61,229)	(41,267)
Net cash provided by financing activities	1,504,066	158,733
Net increase (decrease) in cash and cash equivalents	616,672	(1,068,275)
Cash and cash equivalents, beginning of period	114,817	2,743,155
Cash and cash equivalents, end of period	$ 731,489	$ 1,674,880

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 5,536	$ 5,471

See accompanying notes to the condensed consolidated interim financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying notes to the condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-KA for the fiscal year ended December 31, 2007 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated  financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X  of the U.S. Securities and Exchange Commission (SEC) and therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

During the three months ended March 31, 2008 and 2007, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying consolidated statements of operations.

LOSS PER SHARE

Statement of Financial Accounting Standard ("SFAS") No. 128, “Earnings per Share,” requires dual presentation of basic and diluted loss per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing income available to Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income of the Company.

Unexercised Stock options to purchase 4,338,138 and 3,936,235 shares of the Company’s Common Stock as of March 31, 2008 and 2007, respectively, were not included in the computation of diluted loss per share because the exercise of the Stock options would be anti-dilutive to loss per share.

Unexercised warrants to purchase 15,827,780 and 8,948,709 shares of the Company’s Common Stock as of March 31, 2008 and 2007, respectively, were not included in the computation of diluted loss per share because the exercise of the warrants would be anti-dilutive to loss per share.

Net loss per common share calculations include provisions for Preferred Stock dividend in the amount of approximately $160,000 and $107,000 for the three months ended March 31, 2008 and 2007 respectively. However, no dividends had been declared by the Board of Directors. As of March 31, 2008, the Company has accumulated approximately $732,000 of Preferred Stock dividends.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occured or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. When significant, the Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limted to, historical results, analysis of credits issued, current economic trends and changes in demand. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period, as applicable.

The Company derives revenue principally from international voice, including VoIP ,private networks, and Internet services. Variable revenue derived from international voice services is recognized upon completion of a call and is based upon the number of minutes of traffic carried. Revenue from monthly recurring service from long distance, private networks and Internet services are fixed and recurring in nature and are contracted over a specfic period of time. Advanced billings for monthly fees are reflected as deferred revenues and are recognized as revenue at the time the service is provided. VoIP services enable customers, typically international corporations or cable operators, to place voice calls anywhere in the world using their personal computer. The majoriy of the Company's VoIP services to consumers are prepaid which is initially recorded as deferred revenue. Revenues from VoIP services to consumers are recognized based upon the usage of minutes by the consumer.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION AND CONSOLIDATION (continued)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis. Other intangible assets consist primarily of the trade name and trademarks associated with the Company's wholly-owned subsidiary, Efonica FZ, LLC ("Efonica"). These long-lived assets are not amortized because they have indefinite lives. The remaining intagible asset acquired in the Efonica transaction is a customer list, which is being amortized using the straight-line method over the 10 year estimated useful life.     Paragrah here

STOCK–BASED COMPENSATION

The Company accounts for Stock-Based Compensation under the provisions of the Statement of Financial Accounting Standard No. 123 (revised 2004) and the Share-Based Payment, (SFAS No.123R).The impact on the Company’s results of operations of recording Stock-Based Compensation expense for the three-months ended March 31, 2008 and 2007,was approximately $114,000 and $138,000, respectively which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes stock option activity for the three months ended March 31, 2008:

Activity	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at January 1, 2008	3,116,676	$ 2.43	—
Granted	1,312,250	$ 0.31	—
Cancelled or expired	(90,788)	$ 2.09	—
Outstanding at March 31, 2008	4,338,138	$ 1.80	7.65
Exercisable at March 31, 2008	1,995,255	$ 3.02	5.94

The Company calculated the fair value of each Common Stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	0.0%	0.0%
Stock volatility	94.3%	81.7%
Average Risk-free interest rate	2.79%	4.52%
Average option term (years)	4	4

As of March 31, 2008 there was approximately $894,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2 years.

  USE OF ESTIMATES

The preparation of the condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

2.     GOING CONCERN

At March 31, 2008, the Company had a working capital deficit of approximately $4,484,000 and an accumulated deficit of approximately $116,370,000. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the three months ended March 31, 2008, the Company raised $1,787,000 net of expenses from sale of its securities through private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result, should the Company be unable to continue as a going concern.

3.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(unaudited)
Prepaid expenses	$ 345,789	$ 352,146
Inventory	69,935	71,370
Notes receivables	49,112	49,113
Other	8,885	8,927
	$ 473,721	$ 481,556

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Prior to the quarter ending March 31, 2008, the Company had an outstanding balance with a foreign vendor for approximately $635,000. The balance had been outstanding for over five (5) years and as of March 31, 2008, the Statue of Limitations in the foreign country’s jurisdiction for any claims for the outstanding balance by the vendor had expired. As a result, the Company recorded a gain on extinguishment of debt for approximately $635,000 during the quarter ending March 31, 2008.

Accounts payable and accrued expenses consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(unaudited)
Trade accounts payable	$ 6,754,772	$ 7,368,791
Accrued expenses	1,202,533	1,031,350
Accrued payroll and vacation	214,157	181,118
Cost accrual	101,725	460,375
Interest payable	22,926	22,953
Deferred revenue	223,040	326,802
Short-term financing agreement	81,737	94,597
Other	167,909	177,339
	$ 8,768,799	$ 9,663,325

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

5.     LONG–TERM DEBT AND CAPITAL LEASE/EQUIPMENT FINANCING OBLIGATIONS

At March 31, 2008 and December 31, 2007, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	March 31,2008	December 31, 2007
	(unaudited)
Promissory notes payable	$ 628,234	$ 850,000
Capital lease/equipment financing obligations	183,452	244,681
Total long-term debt and capital lease/equipment obligations	811,686	1,094,681
Less current portion	(591,385)	(800,326)
	$ 220,301	$ 294,355

PROMISSORY NOTES PAYABLE

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of March 31, 2008, as the other party to the settlement agreement has not complied with the terms of the agreement.

On December 4, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two directors of the Company. The loans are evidenced by three promissory notes that are payable in 24 equal monthly installments of principal and interest (at the rate of 10% per annum) commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at the time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the notes are collateralized by a security interest in the Company’s accounts receivables and the monthly payments have been paid as scheduled through March 31, 2008. The proceeds of the loans are being used for general working capital purposes.

On December 21, 2007, the Company borrowed $160,000 from a director of the Company. The loan was evidenced by a non-interest bearing promissory note that is payable on January 3, 2008. The loan was paid on January 3, 2008.

CAPITAL LEASE/EQUIPMENT FINANCING OBLIGATIONS

Future aggregate principal payments for the Company’s debt and capital lease/equipment financing obligations as of March 31, 2008  (unaudited) are as follows:

Total minimum payments	$ 832,943
Less amount representing interest	(21,257)
Present value of minimum payments	811,686
Less current portion	(591,385)
$ 220,301

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

6.     EQUITY TRANSACTIONS

COMMON STOCK

On January 24, 2008, the Company entered into subscription agreements with ten (10) individual investors for an offering of 2,140,000 shares of Common Stock, in consideration for $535,000. In addition, the Company issued five year warrants to purchase 1,070,000 shares of Common Stock exercisable at $.30 per share, which was equal to 120% of the closing price of the Company’s common stock the day before Closing.

Also, on January 29, 2008, the Company entered into subscription agreements with four (4) individual investors for an offering of 480,000 shares of Common Stock, in consideration for $120,000. In addition, the Company issued five year warrants to purchase 240,000 share of Common Stock exercisable at $.30 per share, which was equal to the 120% of the closing price of the Company’s Common Stock the day before Closing.

On February 20, 2008, the Company entered into subscription agreements with four (4) individual investors for an offering of 1,714,708 shares of Common Stock in consideration for, $583,000. In addition, the Company issued five (5) year warrants to purchase 857,355 shares of common stock exercisable at $0.41 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

Also, on February 21, 2008, the Company entered into a subscription agreement with one (1) individual investor for an offering of 131,579 shares of Common Stock, in consideration for $50,000. In addition, the Company issued five (5) year warrants to purchase 65,790 shares of common stock exercisable at $0.46 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On March 18, 2008, the Company entered into a subscription agreement with one (1) individual investor for an offering of 1,388,889 shares of Common Stock, in consideration for $500,000. In addition, the Company issued five (5) year warrants to purchase 694,445 shares of common stock exercisable at $0.43 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

PREFERRED STOCK DIVIDENDS

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of March 31, 2008, no dividend had been declared by the Board of Directors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

7.     RECENTLY ISSUED AND ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions, and requires the acquirer to disclose to investors and all other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51" (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s consolidated results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). The Company adopted SFAS 159 on January 1, 2008, resulting in no impact to the Company’s consolidated financial condition, results of operations or cash flows.

8.     COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On or about February 9, 2007, the Company filed a complaint against Patrick S. Dallas, InfoTel Holdings, Ltd., Phil Walton and John Does 1-5 in the Supreme Court of the State of New York (Fusion Telecommunications International, Inc. vs. Patrick S. Dallas, et al., Index No. 2007001836) seeking damages associated with Mr. Dallas’ sale of Convergent Technologies Ltd. Stock to us and InfoTel’s breach of its October 2007 agreement to purchase Fusion Jamaica Limited’s equipment in Jamaica and assume the real property lease in Jamaica. The Company believes Mr. Dallas owns or controls InfoTel. This complaint asserted the following claims for relief: Breach of Contract (the Stock Purchase Agreement); Breach of Mr. Dallas’ Employment Agreement; Breach of Mr. Dallas’ Non-Solicitation and Non-Compete Agreement; Breach of Contract (the InfoTel Agreement); Diversion and Waste of Corporate Assets; Conversion: Scheme to Defraud and Deceive and Demand for Accounting; Fraudulent Misconduct with Intent to Defraud (the Stock Purchase Agreement); Fraudulent Misconduct with Intent to Defraud (the InfoTel Agreement); Indemnification (the Stock Purchase Agreement); and Indemnification (the InfoTel Agreement). The Company's legal counsel has advised that, at this state, they cannot accurately predict the likelihood of an unfavorable outcome, or quantify the amount or range of damages the Company would be entitled to receive if the Company was to prevail.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

8.     COMMITMENTS AND CONTINGENCIES (continued)
LEGAL MATTERS (continued)

The Company is currently undergoing an audit by a regulatory agency that has not yet been concluded. Should the audit result in an unfavorable outcome; the Company estimates that the liability would be within the range of $14,000 to $100,000. However; the liability range is just an estimate and could differ from the actual result.

The Company is involved in other claim and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect of the Company’s consolidated financial position.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s consolidated operations or financial condition.

RESTRICTED CASH

As of March 31, 2008 and December 31, 2007, the Company had approximately $417,000, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

9.     SEGMENT INFORMATION

The Company complies with the reporting requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

9.     SEGMENT INFORMATION (continued)      CONSUMERS, CORPORATIONS AND OTHER (continued)

Operating segment information for the three months ended March 31, 2008 and 2007 is summarized as follows:

THREE MONTHS ENDED MARCH 31, 2008 (unaudited)

	Voice To Carriers	Consumers, Corporations and Other	Corporate and Unallocated	Consolidated
Revenues	$ 11,272,004	$ 257,813	$ —	$ 11,529,817
Cost of revenues (exclusive of depreciation and amortization)	(10,483,021)	(224,953)	—	(10,707,974)
Depreciation and amortization	(344,201)	(117,476)	—	(461,677)
Selling, general and administrative	(2,336,878)	(989,065)	15,132	(3,310,811)
Advertising and marketing	(9,877)	(19,515)	—	(29,392)
Total other income (expenses)	370,857	246,191	—	617,048
Net income (loss)	$ (1,531,116)	$ (847,006)	$ 15,132	$ (2,362,989)
Capital expenditures	$ 22,266	$ 127,525	$ 20,648	$ 170,439

THREE MONTHS ENDED MARCH 31, 2007 (unaudited)

	Voice To Carriers	Consumers, Corporations and Other	Corporate and Unallocated	Consolidated
Revenues	$ 12,758,680	$ 447,274	$ —	$ 13,205,954
Cost of revenues (exclusive of depreciation and amortization)	(11,777,140)	(308,631)	—	(12,085,771)
Depreciation and amortization	(313,863)	(78,319)	—	(392,182)
Selling, general and administrative	(2,098,273)	(1,324,600)	(4,496)	(3,427,369)
Advertising and marketing	(15,927)	(66,288)	—	(82,215)
Total Other income (expenses)	(46,460)	(978)	—	(47,438)
Net income loss	$ (1,492,983)	$ (1,331,542)	$ (4,496)	$ (2,829,021)
Capital expenditures	$ 17,498	$ 68,047	$ —	$ 285,545

10.     SUBSEQUENT EVENTS

On April 17, 2008, the Company borrowed an aggregate amount of $300,000 from two of its Directors: Philip Turits, and Marvin Rosen, as evidenced by two promissory notes. Both notes provide repayment of the principal balance plus an interest rate of 10% per annum on any remaining unpaid balance until the maturity date of May 17, 2008. The lenders have the right to demand payment of all unpaid principal and interest at any time thereafter. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

On April 23, 2008 and May 8, 2008, the Company borrowed an aggregate amount of $375,000 from two individual shareholders as evidenced by executed promissory notes. Both promissory notes have an interest rate of 10% per annum from the date of execution upon any remaining unpaid balance until the date of maturity which is 60 days from the execution date. These notes also grant the lenders a collateralized security interest in the Company’s accounts receivable. The proceeds will be for general working capital purposes.

On May 13, 2008, the Company entered into subscription agreements with three (3) individual investors for an offering of 416,667 shares of Common Stock, in consideration for $125,000. In addition, the Company issued five year warrants to purchase 208,334 shares of Common Stock exercisable at $.36 per share, which was equal to 120% of the closing price of the Company’s common stock the day before Closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We seek to become a leading provider of Voice over Internet Protocol (VoIP) video and other advanced Internet services to, from, in and between the developed markets of North America and Europe and emerging markets in Asia, the Middle East, Africa, Latin America and the Caribbean. Our strategy is to provide a full suite of VoIP video and other Internet based services to consumers and corporations in the emerging markets and their communities of interest around the world. We seek to create local partnerships to facilitate distribution of our services within our target countries. We also seek to create global partnerships to facilitate broader distribution of our services. We have spent approximately $40 million on the development and maintenance of our infrastructure and service offerings, and believe that our VoIP network is one of the best, most advanced, next generation networks of any major telecommunications carrier. We currently market VoIP services to consumers, corporations, government entities, Internet service providers, and distribution partners and telecommunications carriers seeking to communicate internationally. We target markets that we believe have: (i) barriers to entry, (ii) substantial growth prospects, (iii) an increasing number of corporations operating within them, (iv) high cost of traditional telecommunications services, and (v) a substantial quantity of voice and data traffic between the United States and Europe and emerging countries within our target markets. We currently have operating agreements with over 200 carriers and provide services to customers in over 100 countries.

The following table summarizes our results of operations for the periods indicated:

THREE MONTHS ENDED MARCH 31, (unaudited)

	2008	2007
Revenues	$ 11,529,817	$ 13,205,954
Operating expenses:
Cost of revenues	10,707,974	12,085,771
Depreciation and amortization	461,677	392,182
Loss on impairment
Selling, general and administrative	3,310,811	3,427,369
Advertising and marketing	29,392	82,215
Total operating expenses	14,509,854	15,987,537
Operating loss	(2,980,037)	(2,781,583)

Other income (expenses):
Interest income	1,731	20,710
Interest expense	(17,390)	(23,148)
Gain on forgiveness of debt	634,991	—
Loss from investment in Estel	—	(45,000)
Other	(2,284)	—
Total other income (expenses)	617,048	(47,438)
Net loss	$ (2,362,989)	$ (2,829,021)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

THREE MONTHS ENDED MARCH 31, (unaudited)

	2008	2007
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	92.9%	91.5%
Depreciation and amortization	4.0%	3.0%
Selling, general and administrative	28.7%	26.0%
Advertising and marketing	0.3%	0.6%
Total operating expenses	125.9%	121.1%
Operating loss	(25.9)%	(21.1)%

Other income (expenses)
Interest income	0.0%	0.2%
Interest expense	(0.2)%	(0.2)%
Gain on forgiveness of debt	5.5%	0.0%
Loss from investment in Estel	0.0%	(0.3)%
Other	0.0%	0.0%
Total other income (expenses)	5.4%	(0.3)%

Net loss	(20.5)%	(21.4)%

REVENUES

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a primary focus in the last several years on VoIP terminations to the emerging markets. We focus on growing our existing customer base, which is primarily US based, as well as the addition of new customers, and the establishment of direct VoIP terminating arrangements with telecommunication carriers in emerging markets and around the world. Although we believe that this business continues to be of value to our strategy, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin, value-added services (primarily VoIP to consumers and corporations which includes VOIP video and other advanced internet services), and market them to, or in conjunction with, distribution partners on a direct, co-branded or private label basis.

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

In 2002, we established Efonica F-Z, LLC, as a retail services Company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, and then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting and call forwarding will enhance this value-added offering. In February 2005, we completed our acquisition of the 49.8% minority interest in Efonica, and following such acquisition, we own 100% of Efonica.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
REVENUES (continued)

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

We manage our revenue segments based on gross margin, which is net revenues less cost of revenues, rather than on net profitability, due to the fact that our infrastructure is built to support all products, rather than individual products. This applies both to the capital investments made (such as switching and transmission equipment), and to selling, general and administrative resources. The majority of our sales and operations personnel support all product lines within their market segment, (i.e. Carrier), and are not separately hired to support individual product segments. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of utilization of resources unless the items can be specifically identified to one of the product segments.

OPERATING EXPENSES

Our operating expenses are categorized as cost of revenues, depreciation and amortization, and selling, general and administrative expenses.

Costs of revenues include costs incurred with the operation of our leased network facilities, and the purchase of voice termination and Internet protocol services from other telecommunications carriers and Internet service providers. We continue to work to lower the variable component of the cost of revenue through the use of least cost routing, and continual negotiation of usage-based and fixed costs with domestic and international service providers.

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

COMPANY HIGHLIGHTS

The following summary of significant events during the three months ended March 31, 2008 and 2007 highlight the accomplishments and events that have influenced our performance during the respective periods.

THREE MONTHS ENDED MARCH 31, 2008

·	$1.8 million raised in Common Stock equity financing;
·	Gordon Hutchins Jr., promoted to President and Chief Operating Officer;
·	A vendor debt was extinguished resulting in approximately $0.6 million of Other Income.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
COMPANY HIGHLIGHTS (continued)

THREE MONTHS ENDED MARCH 31, 2007

·

Efonica VoIP products, including retail and corporate focused VoIP solution, showcased at CeBIT (the world’s largest trade fair showcasing digital IT and telecommunications solutions for home and work environments);

·	Since launching our new Efonica VoIP service on June 19, 2006, we have registered more than one million subscribers.

The information in our period-to-period comparisons below represents only our results from continuing operations.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007.

REVENUES

Consolidated revenues was $11.5 million during the three months ended March 31, 2008, compared to $13.2 million during the three months ended March 31, 2007, a decrease of $1.7 million or 12.7%.

Revenues for Voice to Carriers decreased $1.7 million or 13.3%, to $11.1 million during the three months ended March 31, 2008 from $12.8 million during the three months ended March 31, 2007. The decreased revenues were the result of a decrease in the blended rate per minute. Based on the peaks and valleys of the carrier segment, we cannot predict what impact competitor pricing pressure may have on future periods.

Revenues for Consumers, Corporations and Other during the three months ended March 31, 2008 were consistent with the same period of 2007.

COST OF REVENUES

Consolidated cost of revenues was $10.7 million during the three months ended March 31, 2008, compared to $12.1 million during the three months ended March 31, 2007, a decrease of $1.4 million or 11.4%. Approximately $1.3 million of this decrease was attributable to Voice to Carriers, which is consistent with the decrease in revenues.

Cost of revenues for Consumers, Corporations and Other during the three months ended March 31, 2008 was also consistent with the same period of 2007.

OPERATING EXPENSES

Depreciation and Amortization:      Depreciation and amortization increased by $0.1 million or 17.7% to $0.5 million during the three months ended March 31, 2008, from $0.4 million during the three months ended March 31, 2007. Our depreciation expense increased as more assets were acquired to support the retail platform.

Selling, General and Administrative:      Selling, general and administrative expenses decreased $0.1 million or 3.5% to $3.3 million during the three months ended March 31, 2008, from $3.4 million during the three months ended March 31, 2007. This decrease is primarily attributed to decreased salaries and benefits and other personnel related expenses of approximately $0.2 million as a result of several senior management and other positions being eliminated during the first quarter of 2007, as the company was focusing on cost containment. Legal, accounting, non-cash compensation expenses (Consultants) decreased approximately $0.1 million as better rates were negotiated or expenses were no longer needed. Other SG&A expenses also decreased $0.1 million. Partially offsetting this decrease was an increase of $0.3 million in our communication expenses.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
OPERATING EXPENSES (continued)

Advertising and Marketing: Advertising and marketing expenses decreased $53,000 or 64.2% to $29,000 during the three months ended March 31, 2008, from $82,000 during the three months ended March 31, 2007 as the advertising and marketing campaign of our Efonica product was more aggressive during the 1st quarter of 2007.

Operating Loss: Our operating loss increased $0.2 million or 7.1% to a loss of $3 million during the three months ended March 31, 2008, from a loss of $2.8 million during the three months ended March 31, 2007. The decrease in operating loss was primarily attributable to the decline in revenues.

Other Income (Expenses): Total other income (expense) changed from expense of approximately $47,000 during the three months ended March 31, 2007 to income of $0.6 million during the three months ended March 31, 2008. The increase is primarily attributable to the gain on the extinguishment of debt.

Net Loss: Net loss decreased $0.5 million, or 16.5% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The primary factor contributing to the improvement was the gain on the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flow from operations. As of March 31, 2008, we had stockholders’ equity of approximately $6.2 million as compared to $6.7 million at December 31, 2007, and a working capital deficit of approximately $4.5 million as compared to $4.2 million at December 31, 2007. During the three months ended March 31, 2008, we raised approximately $1.8 million from the sale of its securities through private placement financing (See Note 6 to the consolidated financial statements contained in this quarterly report on Form 10-Q). The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. We may seek further financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flow for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Three Months Ended March 31, (unaudited)
	2008	2007

Cash used in operating activities	$ (715,436)	$ (1,259,829)
Cash provided by (used in) investing activities	(171,958)	32,821
Cash provided by financing activities	1,504,066	158,733
Increase(decrease) in cash and cash equivalents	616,672	(1,068,275)
Cash and cash equivalents, beginning of period	114,817	2,743,155
Cash and cash equivalents, end of period	$ 731,489	$ 1,674,880

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SOURCES OF LIQUIDITY

As of March 31, 2008, we had cash and cash equivalents of approximately $0.7 million. In addition, as of March 31, 2008, we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through March 31, 2008, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our initial public offering (IPO), and the private placement of approximately $62.3 million of equity securities, $1.6 million from the exercise of Stock options and warrants, and $22 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

Our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

USES OF LIQUIDITY

Our short-term and long-term liquidity needs arise primarily from principal and interest payments related to our capital lease/equipment financing obligations, capital expenditures, and working capital requirements as may be needed to support the growth of our business, and any additional funds that may be required for business expansion opportunities.

Our cash capital expenditures were approximately $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. We expect our cash capital expenditures to be approximately $0.8 million for the next nine months ended December 31, 2008. The 2008 estimated capital expenditures primarily consist of additional retail infrastructure development, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $0.7 million and $1.3 million during the three months ended March 31, 2008 and 2007, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities decreased significantly during 2008, primarily due to the completion of the majority of the expenses associated with the build out of our retail infrastructure. As we transition our existing customers to our new infrastructure and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

DEBT SERVICE REQUIREMENTS

At March 31, 2008, we had approximately $0.8 million of current debt, which relates primarily to our notes payable and capital lease/equipment financing obligations.

CAPITAL INSTRUMENTS

In November 2007, the Company commenced a private placment for the purpose of raising working capital for the Company's operations. The private placement provided for the sale of up to $7 million of the Company's Common Stock. During the first quarter of 2008, the Company issued 5,855,176 share of Common Stock for which proceeds of approximately $1.79 million were received, net of expenses of approximately $1,000. In addition, the Company issued five (5) year warrants to purchase 2,927,590 shares of Common Stock, exercisable at 120% of the closing price of the Company's Common Stock the day before closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, included in our Annual Report on Form 10-KA. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 5”1 (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FORWARD–LOOKING STATEMENTS

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in our filings with the SEC. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

At March 31, 2008, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At March 31, 2008, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

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

ITEM 4T     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the "Exchange Act") that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

On or about February 9, 2007, we filed a complaint against Patrick S. Dallas, InfoTel Holdings, Ltd., Phil Walton and John Does 1-5 in the Supreme Court of the State of New York (Fusion Telecommunications International, Inc. vs. Patrick S. Dallas, et al., Index No. 2007001836) seeking damages associated with Mr. Dallas’ sale of Convergent Technologies Ltd. Stock to us and InfoTel’s breach of its October 2007 agreement to purchase Fusion Jamaica Limited’s equipment in Jamaica and assume the real property lease in Jamaica. We believe Mr. Dallas owns or controls InfoTel. This complaint asserted the following claims for relief: Breach of Contract (the Stock Purchase Agreement); Breach of Mr. Dallas’ Employment Agreement; Breach of Mr. Dallas’ Non-Solicitation and Non-Compete Agreement; Breach of Contract (the InfoTel Agreement); Diversion and Waste of Corporate Assets; Conversion: Scheme to Defraud and Deceive and Demand for Accounting; Fraudulent Misconduct with Intent to Defraud (the Stock Purchase Agreement); Fraudulent Misconduct with Intent to Defraud (the InfoTel Agreement); Indemnification (the Stock Purchase Agreement); and Indemnification (the InfoTel Agreement). Our legal counsel has advised that, at this state, they cannot accurately predict the likelihood of an unfavorable outcome, or quantify the amount or range of damages we would be entitled to receive if we prevail.

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

ITEM 1A     RISK FACTORS

There were no material changes to the risk factors last disclosed in the Company’s Annual Report on Form 10-KA for the fiscal year ended December 31, 2007, as filed with the SEC.

GOING CONCERN

     At March 31, 2008, the Company had a working capital deficit of approximately $4,484,000 and an accumulated deficit of approximately $116,370,000. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the three months ended March 31, 2008, the Company raised $1,787,000 net of expenses from sale of its securities through private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities which could result, should the Company be unable to continue as a going concern.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Securities

None

(b) Use of Proceeds

None

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5     OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed these procedures.

On April 17, 2008, the Company borrowed an aggregate amount of $300,000 from two of its Directors, Philip Turits, and Marvin Rosen, as evidenced by two promissory notes. Both notes provide repayment of the principal balance plus an interest rate of 10% per annum on any remaining unpaid balance until the maturity date of May 17, 2008. The lenders have the right to demand payment of all unpaid principal and interest at any time thereafter. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

On April 23, 2008 and May 8, 2008, Fusion Telecommunications International, Inc. (“Fusion”) borrowed an aggregate amount of $375,000 from two individual shareholders as evidenced by executed promissory notes. Both promissory notes have an interest rate of 10% per annum from the date of execution upon any remaining unpaid balance until the date of maturity which is 60 days from the execution date. These notes also grant the lenders a collateralized security interest in the Company’s accounts receivable. The proceeds will be for general working capital purposes.

On May 13, 2008 the Company entered into subscription agreements with three (3) individual investors for an offering of 416,668 shares of Common Stock, in consideration for $125,000. In addition, the Company issued five year warrants to purchase 208,334 shares of Common Stock exercisable at $.36 per share, which was equal to 120% of the closing price of the Company’s common stock the day before Closing.

ITEM 6     EXHIBITS

Exhibit No.	Description
10.1	Form of Subscription (incorporated by reference to Exhibit 10.1 to the registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on February 25, 2008)
10.1.A	Supplement No. 1 to Confidential Private Placement Memorandum
10.2.1	Form of Warrant (incorporated by reference to Exhibit 10.1 to the registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on February 25, 2008)
99.1	Form of Promissory Note and Security Agreement
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
Date: May 15, 2008	By: /s/ MATTHEW D. ROSEN Matthew D. Rosen Chief Executive Officer

Date: May 15, 2008	BY: /s/ BARBARA HUGHES Barbara Hughes Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Subscription (incorporated by reference to Exhibit 10.1 to the registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on February 25, 2008)
10.1.A	Supplement No. 1 to Confidential Private Placement Memorandum
10.2.1	Form of Warrant (incorporated by reference to Exhibit 10.1 to the registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on February 25, 2008)
99.1	Form of Promissory Note and Security Agreement
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

CERTIFICATION

I, Matthew D. Rosen, certify that:

1.     I have reviewed this report of Fusion Telecommunications International, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant&#65533;s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)] for the registrant and have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the registrant&#65533;s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant&#65533;s internal control over financial reporting that occurred during the registrant&#65533;s most recent fiscal quarter (the registrant&#65533;s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant&#65533;s internal control over financial reporting; and

5.     The registrant&#65533;s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant&#65533;s auditors and the audit committee of the registrant&#65533;s board of directors (or persons performing the equivalent functions);

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant&#65533;s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant&#65533;s internal control over financial reporting.

Dated: May 15, 2008	/s/ Matthew D. Rosen Matthew D. Rosen Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Barbara Hughes, certify that:

1.     I have reviewed this report of Fusion Telecommunications International, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

 3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)] for the registrant and have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 15, 2008	/s/ Barbara Hughes Barbara Hughes Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Fusion Telecommunications International, Inc., a Delaware corporation (the "Company"), does hereby certify that:

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2008	/s/ Matthew D. Rosen Matthew D. Rosen Chief Executive Officer

Dated: May 15, 2008	/s/ Barbara Hughes Barbara Hughes Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

PROMISSORY NOTE
&
SECURITY AGREEMENT

$_________	Date: _______________

For value received, the undersigned maker (“Maker”), whose address is 420 Lexington Avenue, Suite 1718, New York, NY 10170, promises to pay to the order of ___________ ,(“Lender”) whose address is ___________________, the principal sum of ___________________ , ($ _________) together with all interest accrued from the date of execution of the Note at the rate of ten (10%) per annum upon the unpaid balance until maturity, payable in U.S. Dollars at the Payee’s address set forth above, or at such other address as Payee may designate. The maturity date of this note (is ______ OR shall be due within _ days from the execution date).

It shall constitute an event of default hereunder if the Maker shall fail to make any payment when due as set forth herein. In the event of a default hereunder, the Maker will have ten (10) days to cure after written notice is received.

If an event of default shall occur, neither the failure of the holder hereof promptly to exercise its right to declare the outstanding principal and accrued by unpaid interest hereunder to be immediately due and payable, nor the failure to exercise any other right or remedy the holder may have for default, nor the acceptance by the holder of late or partial payments shall constitute a waiver of such rights in connections with any future default on the part of the undersigned or any other person who may be liable hereunder.

This Note is to be construed and enforced according to the laws of the State of Florida.

This Note is secured by the Maker’s accounts receivable and Maker hereby grants Lender a security interest in all such Accounts Receivable.

In order to perfect a security interest in the Accounts Receivable, Maker agrees to execute and deliver to the Lender appropriate UCC-1 financing statements.

Maker waives any right of exemption and waives presentment, protest and demand, notice of protest, demand and/or dishonor and nonpayment of this Note.

Maker:

Fusion Telecommunications International, Inc.

By:

Printed Name:___________,_____________ Date: