Form 10-Q
period 2008-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2008-08-14
CIK 1071411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(212) 201-2400
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 7, 2008

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	36,958,371

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION   - pg 1

Item 1.     Financial Statements - pg 1

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations - pg 14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk - pg 23

Item 4T.   Controls and Procedures - pg 24

PART II – OTHER INFORMATION - pg 25

Item 1.     Legal Proceedings - pg 25

Item 1A.  Risk Factors - pg 25

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds - pg 26

Item 3.     Defaults upon Senior Securities - pg 26

Item 4.     Submissions of Matters to a Vote of Security Holders - pg 26

Item 5.      Other Information - pg 26

Item 6.     Exhibits - pg 26

SIGNATURES - pg 27

Index to Exhibits - pg 28

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I —– FINANCIAL INFORMATION

Item 1.          Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273,236	$114,817
Accounts receivable, net of allowance for doubtful accounts of approximately $995,000 and $830,000 in June 30, 2008 and December 31, 2007, respectively	3,805,781	5,545,408
Prepaid expenses and other current assets	451,359	481,556
Assets held for sale	129,231	129,231
Total current assets	4,659,607	6,271,012
Property and equipment, net	4,676,388	5,425,846
Other assets:
Security deposits	68,157	66,638
Restricted cash	416,566	416,566
Goodwill	964,557	964,557
Intangible assets, net	4,876,283	4,892,215
Other assets	92,956	91,455
Total other assets	6,418,519	6,431,431
Total assets	$15,754,514	$18,128,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$1,469,666	$566,567
Capital lease / equipment financing obligations, current portion	178,095	233,759
Accounts payable and accrued expenses	9,489,638	9,663,325
Liabilities of discontinued operations	13,313	15,829
Total current liabilities	11,150,712	10,479,480
Long-term liabilities
Long-term debt, net of current portion	145,244	283,433
Capital lease / equipment obligations, net of current portion	—	10,922
Other long–term liabilities	575,081	659,271
Total long-term liabilities	720,325	953,626
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,995 and 7,995 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	80	80
Common stock, $0.01 par value, 105,000,000 shares authorized, 36,958,371 and 29,907,786 shares issued and outstanding in June 30, 2008 and December 31, 2007, respectively	369,584	299,078
Capital–in–excess of par value	122,777,429	120,402,691
Accumulated deficit	(119,263,616)	(114,006,666)
Total Stockholders’ equity	3,883,477	6,695,183
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,754,514	$18,128,289

See accompanying notes to the condensed consolidated interim financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,400,840	$13,744,209	$22,930,657	$26,950,163
Operating expenses
Cost of revenues
	10,653,614	12,751,750	21,361,587	24,837,521
Depreciation and amortization
	462,521	418,635	924,198	810,817
Selling, general and administrative expenses (includes approximately $192,000 and $144,000 for the three months ended June 30, 2008 and June 30, 2007, respectively, and approximately $306,000 and $316,000 for the six months ended June 30, 2008 and June 30, 2007, respectively, of non-cash compensation)
	3,048,729	3,269,297	6,359,541	6,696,666
Advertising and marketing
	18,632	23,571	48,023	105,786
Total operating expenses	(14,183,496)	16,463,253	28,693,349	32,450,790
Operating loss	(2,782,656)	(2,719,044)	(5,762,692)	(5,500,627)
Other income (expenses)
Interest income
	785	30,356	2,516	51,071
Interest expense
	(53,197)	(27,830)	(70,587)	(50,979)
Gain (loss) on sale / disposal of fixed assets
	(59,158)	9,759	(59,158)	9,759
Gain on extinguishment of debt
	—	—	634,991	—
Gain on sale of investment in Estel
	—	937,578	—	937,578
Loss from investment in Estel
	—	(15,000)	—	(60,000)
Other
	264	3,742	(2,020)	3,738
Total other income (expenses)	(111,306)	938,605	505,742	891,167
Net loss	$(2,893,962)	$(1,780,439)	$(5,256,950)	$(4,609,460)
Basic and diluted net loss per common share:
Net loss per common share	$(0.08)	$(0.07)	$(0.16)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	36,141,898	26,958,965	34,480,422	26,958,965

See accompanying notes to the condensed consolidated interim financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,256,950)	$(4,609,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924,198	810,817
Gain / loss on sale / disposal of fixed assets	59,158	(9,759)
Gain on sale from investment in Estel		(937,578)
Bad debt expense, net	67,500	35,117
Stock–based compensation	306,077	315,742
Gain on extinguishment of debt	(634,991)	—
Loss from investment in Estel	—	60,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	1,672,127	715,796
Prepaid expenses and other current assets	30,197	(64,976)
Other assets	(1,501)	6,424
Accounts payable and accrued expenses	457,981	(1,740,567)
Liabilities of discontinued operations	(2,515)	(7,267)
Other long-term liabilities	(84,190)	(65,323)
Net cash used in operating activities	(2,462,909)	(5,491,034)
Cash flows from investing activities:
Purchase of property and equipment	(217,966)	(597,642)
Advances to Estel	—	(15,130)
Proceeds from sale of investments in Estel	—	484,985
Payments from Estel	—	20,563
Payments for security deposits	(1,519)	(3,000)
Difference payment related to purchase of minority interest in Efonica joint venture	—	(171,852)
Repayments of restricted cash	—	365,000
Net cash provided by (used in) investing activities	(219,485)	82,924
Cash flows from financing activities:
Proceeds from sale of Common Stock, net	2,139,167	—
Proceeds from issuance of Preferred Stock, series A-2, A–3, and A–4, net	—	4,104,532
Payments of notes payable - related parties	(361,768)	—
Proceeds from advanced subscriptions	—	—
Payments of long-term debt and capital lease /equipment financing obligations	(66,586)	(122,879)
Proceeds from related parties	555,000	—
Proceeds from non–related parties	575,000	—
Net cash provided by financing activities	2,840,813	3,981,653
Net increase (decrease) in cash and cash equivalents	158,419	(1,426,457)
Cash and cash equivalents, beginning of period	114,817	2,743,155
Cash and cash equivalents, end of period	$273,236	$1,316,698

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,696	$14,582
Supplemental schedule of non–cash investing and financing activities:
Acquisition of capital lease / equipment financing obligations	$—	$92,500

See accompanying notes to the condensed consolidated interim financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

1.     Summary of Select Significant Accounting Policies

     Basis of Presentation and Consolidation

    The accompanying notes to the condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-KA for the fiscal year ended December 31, 2007 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

     During the six months ended June 30, 2008 and 2007, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying consolidated statements of operations.

 Earnings (loss) per Share

     Statement of Financial Accounting Standard ("SFAS") No. 128, “Earnings per Share,” requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income (loss) of the Company.

     Unexercised Stock options to purchase 4,313,754 and 3,849,371 shares of the Company’s Common Stock as of June 30, 2008 and 2007, respectively, were not included in the computation of diluted income (loss) per share because the exercise of the Stock options would be anti-dilutive to loss per share.

     Unexercised Warrants to purchase 16,425,484 and 11,432,029 shares of the Company’s Common Stock as of June 30, 2008 and 2007, respectively, were not included in the computation of diluted loss per share because the exercise of the Warrants would be anti-dilutive to loss per share.

     Net loss per common share calculations include provisions for Preferred Stock dividend in the amount of approximately $319,000 and $215,000 for the six months ended June 30, 2008 and 2007 respectively. However, no dividends had been declared by the Board of Directors. As of June 30, 2008, the Company has accumulated approximately $856,000 of Preferred Stock dividends.

 Revenue Recognition

     The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. When significant, the Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends, and changes in demand. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period, as applicable.

     The Company derives revenue principally from international voice services, including VoIP, private networks, and Internet services. Variable revenue derived from international voice services is recognized upon completion of a call and is based upon the number of minutes of traffic carried. Revenue from monthly recurring service from long distance, private networks, and Internet services are fixed and recurring in nature and are contracted over a specific period of time. Advanced billings for monthly fees are reflected as deferred revenues and are recognized as revenue at the time the service is provided. VoIP services enable customers, typically international corporations or cable operators, to place voice calls anywhere in the world using their personal computer. The majority of the Company's VoIP services to consumers are prepaid which is initially recorded as deferred revenue. Revenues from VoIP services to consumers are recognized based upon the usage of minutes by the consumer.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

Goodwill and Intangible Assets

   Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis. Other intangible assets consist primarily of the trade name and trademarks associated with the Company's wholly owned subsidiary, Efonica FZ, LLC ("Efonica"). These long-lived assets are not amortized because they have indefinite lives. The remaining intangible asset acquired in the Efonica transaction is a customer list, which is being amortized using the straight-line method over the 10 year estimated useful life.

Stock–Based Compensation

     The Company accounts for Stock-Based Compensation under the provisions of the Statement of Financial Accounting Standard No. 123 (revised 2004) and the Share-Based Payment, (SFAS No.123R). The impact on the Company’s results of operations of recording Stock-Based Compensation expense for the six-months ended June 30, 2008 and 2007, was approximately $306,000 and $316,000, respectively which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

     The following table summarizes stock option activity for the six months ended June 30, 2008:

Activity	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Outstanding at January 1, 2008	3,116,676	$2.43	7.10
Granted	1,353,750	$0.31	—
Cancelled or expired	(156,672)	$2.60	—
Outstanding at June 30, 2008	4,313,754	$1.76	7.50
Exercisable at June 30, 2008	2,003,339	$2.97	5.88

     The Company calculated the fair value of each Common Stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	Six Months Ended June 30,
	2008	2007
Dividend yield	0.0%	0.0%
Stock volatility	101.35%	81.7%
Average Risk-free interest rate	3.62%	4.52%
Average option term (years)	4	4

     As of June 30, 2008, there was approximately $781,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2 years.

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

2.   Going Concern

     At June 30, 2008, the Company had a working capital deficit of approximately $6,491,000 and an accumulated deficit of approximately $119,264,000. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the six months ended June 30, 2008, the Company raised $2,139,000 net of expenses from sale of its securities through private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result, should the Company be unable to continue as a going concern.

3.  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)
Prepaid expenses	$324,972	$352,146
Inventory	71,331	71,370
Notes receivables	49,113	49,113
Other	5,943	8,927
	$451,359	$481,556

4.    Accounts Payable and Accrued Expenses

     The Company had a prior period outstanding balance with a foreign vendor for approximately $635,000; however, this balance was in dispute because of discrepancies on price and quality of service. The Company was advised that the foreign vendor went into liquidation in 2005. As of March 31, 2008, the balance had been outstanding for over five (5) years and the Company has been advised by local counsel that the Statue of Limitations of the foreign country’s jurisdiction for any claims by the vendor had expired. As a result, the Company recorded a gain on extinguishment of debt for approximately $635,000 during the quarter ended March 31, 2008.

     The Company currently has ongoing regulatory matters with a regulatory agency that have not yet been concluded. Should the resolution of these issues result in an unfavorable outcome, the Company estimates that the liability would be within the range of $50,000 – $400,000. However, the liability range is just an estimate and could differ from the actual result.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

     Accounts payable and accrued expenses consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Trade accounts payable	$6,712,418	$7,368,791
Accrued expenses	1,334,954	1,031,350
Accrued payroll and vacation	238,375	181,118
Cost accrual	569,357	460,375
Interest payable	40,144	22,953
Deferred revenue	327,622	326,802
Short-term financing agreement	71,737	94,597
Other	195,031	177,339
	$9,489,638	$9,663,325

5.  Long–Term Debt and Capital Lease / Equipment Financing Obligations

     At June 30, 2008 and December 31, 2007, components of long-term debt and capital lease / equipment financing obligations of the Company are comprised of the following:

	June 30,2008	December 31, 2007
Promissory notes payable	$1,614,910	$850,000
Capital lease / equipment financing obligations	178,095	244,681
Total long-term debt and capital lease / equipment obligations	1,793,005	1,094,681
Less current portion	(1,647,761)	(800,326)
	$145,244	$294,355

     Promissory Notes Payable

     During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of June 30, 2008, as the other party to the settlement agreement has not complied with the terms of the agreement.

     On December 4, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors, Philip Turits and Marvin Rosen. The loans are evidenced by three promissory notes that are payable in 24 equal monthly installments of principal and interest (at the rate of 10% per annum) commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the notes are collateralized by a security interest in the Company’s accounts receivables and the monthly payments have been paid as scheduled through June 30, 2008. The proceeds of the loans are being used for general working capital purposes.

     On December 21, 2007, the Company borrowed $160,000 from a Director, Marvin Rosen. The loan was evidenced by a non-interest bearing promissory note that was payable on January 3, 2008. The loan was paid on January 3, 2008.

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

     On April 23, 2008 and May 8, 2008, the Company borrowed an aggregate amount of $375,000 from two individual shareholders as evidenced by executed promissory notes. Both promissory notes have an interest rate of 10% per annum from the date of execution upon any remaining unpaid balance until the maturity date of June 22, 2008 and July 8, 2008. These notes also grant the lenders a collateralized security interest in the Company’s accounts receivable. The lenders have the right to demand payment of all unpaid principal and interest at any time thereafter. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

     On May 20, 2008, the Company borrowed an aggregate amount of $50,000 from two of its Directors, Philip Turits, and Marvin Rosen, as evidenced by two promissory notes. Both notes provide repayment of the principal balance plus an interest rate of 10% per annum on any remaining unpaid balance until the maturity date of June 30, 2008. The lenders have the right to demand payment of all unpaid principal and interest at any time thereafter. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

     On May 22, 2008 and May 29, 2008 (which was amended and restated on July 15, 2008) the Company borrowed an aggregate amount of $325,000 from two (2) non–related parties as evidenced by two (2) executed promissory notes. Both promissory notes have an interest rate of 10% per annum from the date of execution upon any remaining unpaid balance until the maturity dates of July 22, 2008 and September 15, 2008, respectively. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

     Capital Lease / Equipment Financing Obligations

     Future aggregate principal payments for the Company’s capital lease / equipment financing obligations as of June 30, 2008, are as follows:

Total minimum payments	$191,476
Less amount representing interest	(13,381)
Present value of minimum payments	178,095
Less current portion	(178,095)
$—

6.   Equity Transactions

  Common Stock

     On January 24, 2008, the Company entered into subscription agreements with ten (10) individual investors for an offering of 2,140,000 shares of Common Stock, in consideration for $535,000. In addition, the Company issued five-year Warrants to purchase 1,070,000 shares of Common Stock exercisable at $.30 per share, which was equal to 120% of the closing price of the Company’s common stock the day before Closing.

     Also, on January 29, 2008, the Company entered into subscription agreements with four (4) individual investors for an offering of 480,000 shares of Common Stock, in consideration for $120,000. In addition, the Company issued five-year Warrants to purchase 240,000 share of Common Stock exercisable at $.30 per share, which was equal to the 120% of the closing price of the Company’s Common Stock the day before Closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

     On February 20, 2008, the Company entered into subscription agreements with four (4) individual investors for an offering of 1,714,708 shares of Common Stock in consideration for $583,000. In addition, the Company issued five-year Warrants to purchase 857,355 shares of common stock exercisable at $0.41 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

     Also, on February 21, 2008, the Company entered into a subscription agreement with one (1) individual investor for an offering of 131,579 shares of Common Stock, in consideration for $50,000. In addition, the Company issued five-year Warrants to purchase 65,790 shares of common stock exercisable at $0.46 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

     On March 18, 2008, the Company entered into a subscription agreement with one (1) individual investor for an offering of 1,388,889 shares of Common Stock, in consideration for $500,000. In addition, the Company issued five-year Warrants to purchase 694,445 shares of common stock exercisable at $0.44 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

     On May 13, 2008, the Company entered into a subscription agreement with three (3) individual investors for an offering of 416,668 shares of Common Stock, in consideration for $125,000. In addition, the Company issued five-year Warrants to purchase 208,334 shares of common stock exercisable at $0.36 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

     On May 22, 2008, the Company entered into a subscription agreement with three (3) individual investors for an offering of 362,070 shares of Common Stock, in consideration for $105,000. In addition, the Company issued five-year Warrants to purchase 181,036 shares of common stock exercisable at $0.35 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

     On June 30, 2008, the Company entered into a subscription agreement with two (2) individual investors for an offering of 416,668 shares of Common Stock, in consideration for $125,000. In addition, the Company issued five-year Warrants to purchase 208,334 shares of common stock exercisable at $0.36 per share, which was equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

     Preferred Stock Dividends

     The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of June 30, 2008, the Board of Directors had declared no dividend.

7.   Recently Issued and Adopted and New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company's results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its consolidated financial statements.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations ” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions, and requires the acquirer to disclose to investors and all other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows.

     In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their efforts on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why and entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company's financial statements.

     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted account principles for non–governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is evaluating the impact that the adoption of SFAS 162 will have on its consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures and the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In June 2008, the FASB issued FSP EITF 03–6–1, “Determining Whether Instruments Granted in Share–Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share–based payment awards that contain no forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two–class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03–6–1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact that the adoption of FSP EITF 03–6–1, if any, will have on its consolidated financial statements.

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

     Restricted Cash

     As of June 30, 2008 and December 31, 2007, the Company had approximately $417,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

9.   Segment Information

     The Company complies with the reporting requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the respective Company’s chief operating decision makers. The Company’s segments and their principal activities consist of the following:

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

     Consumers, Corporations, and Other

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

     Operating segment information for the three months ended June 30, 2008 and 2007 is summarized as follows:

Three Months Ended June 30, 2008 (unaudited)

	Voice To Carrier	Consumers, Corporations and Other	Corporate and Unallocated	Consolidated
Revenues	$11,170,255	$230,585	$—	$11,400,840
Cost of revenues	(10,471,385)	(182,229)	—	(10,653,614)
Depreciation and amortization	(340,456)	(122,065)	—	(462,521)
Selling, general and administrative	(2,072,086)	(970,743)	(5,900)	(3,048,729)
Advertising and marketing	(2,903)	(15,729)	—	(18,632)
Total other income (expenses)	(66,783)	(44,523)	—	(111,306)
Net loss	$(1,783,358)	$(1,104,704)	$(5,900)	$(2,893,962)
Capital expenditures	$—	$42,841	$4,686	$47,527

Three Months Ended June 30, 2007 (unaudited)

	Voice To Carriers	Consumers, Corporations and Other	Corporate and Unallocated	Consolidated
Revenues	$13,342,954	$401,255	$—	$13,744,209
Cost of revenues	(12,415,774)	(335,976)	—	(12,751,750)
Depreciation and amortization	(342,380)	(75,846)	(409)	(418,635)
Selling, general and administrative	(2,084,314)	(1,141,151)	(43,832)	(3,269,297)
Advertising and marketing	(13,987)	(9,584)	—	(23,571)
Total Other income (expenses)	931,449	7,156	—	938,605
Net loss	$(582,052)	$(1,154,146)	$(44,241)	$(1,780,439)
Capital expenditures	$139,282	$172,815	$—	$312,097

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

     Operating segment information for the six months ended June 30, 2008 and 2007 is summarized as follows:

Six Months Ended June 30, 2008 (unaudited)

	Voice To Carriers	Consumers, Corporations and Other	Corporate and Unallocated	Consolidated
Revenues	$22,442,260	$488,397	$—	$22,930,657
Cost of revenues	(20,968,005)	(393,582)	—	(21,361,587)
Depreciation and amortization	(684,162)	(239,540)	(496)	(924,198)
Selling, general and administrative	(4,402,752)	(1,959,809)	3,020	(6,359,541)
Advertising and marketing	(12,779)	(35,244)	—	(48,023)
Total other income (expenses)	304,074	201,668	—	505,742
Net loss	$(3,321,364)	$(1,938,110)	$2,524	$(5,256,950)
Capital expenditures	$22,266	$170,366	$25,334	$217,966

Six Months Ended June, 2007 (unaudited)

	Voice To Carriers	Consumers, Corporations and Other	Corporate and Unallocated	Consolidated
Revenues	$26,101,633	$848,530	$—	$26,950,163
Cost of revenues	(24,192,914)	(644,607)	—	(24,837,521)
Depreciation and amortization	(656,244)	(154,164)	(409)	(810,817)
Selling, general and administrative	(4,182,587)	(2,465,751)	(48,328)	(6,696,666)
Advertising and marketing	(29,913)	(75,873)	—	(105,786)
Other income (expenses)	884,989	6,178	—	891,167
Net loss	$(2,075,036)	$(2,485,687)	$(48,737)	$(4,609,460)
Capital expenditures	$356,780	$240,862	$—	$597,642

10. Subsequent Events

    On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract, failure to pay to plaintiff moneys allegedly due under the terms of a Professional Services Letter Agreement, violation of the terms of a Master Software License Agreement, and Prejudgment interest and costs. The Company vigorously refutes the charges, is not using this vendor's software, and is considering filing a counterclaim against the vendor. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in our accompanying financial statements as a result of this claim.

     In August 2008, the Company concluded an audit for the periods prior to 2006 by a regulatory authority, which resulted in a payment by the Company of approximately $14,000.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Forward-Looking Statements

    The following discussion of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties, When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel, and other factors identified by us from time to time in our filings with the SEC. Historical operating results are not necessarily indicative of the trends in operating results for any future period. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

    We seek to become a leading provider of Voice over Internet Protocol (VoIP) video and other advanced Internet services to, from, in and between the developed markets of North America and Europe and emerging markets in Asia, the Middle East, Africa, Latin America and the Caribbean. Our strategy is to provide a full suite of VoIP video and other Internet based services to consumers and corporations in the emerging markets and their communities of interest around the world. We seek to create local partnerships to facilitate distribution of our services within our target countries. We also seek to create global partnerships to facilitate broader distribution of our services. We have spent approximately $40 million on the development and maintenance of our infrastructure and service offerings, and believe that our VoIP network is one of the best, most advanced, next generation networks of any major telecommunications carrier. We currently market VoIP services to consumers, corporations, government entities, Internet service providers, and distribution partners and telecommunications carriers seeking to communicate internationally. We target markets that we believe have: (i) barriers to entry, (ii) substantial growth prospects, (iii) an increasing number of corporations operating within them, (iv) high cost of traditional telecommunications services, and (v) a substantial quantity of voice and data traffic between the United States and Europe and emerging countries within our target markets. We currently have operating agreements with over 200 carriers and provide services in over 100 countries.

    The following table summarizes our results of operations for the periods indicated:

	Three months ended June 30		Six Months ended June 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,400,840	$13,744,209	$22,930,657	$26,950,163
Operating expenses:
Cost of revenues	10,653,614	12,751,750	21,361,587	24,837,521
Depreciation and amortization	462,521	418,635	924,198	810,817
Selling, general and administrative	3,048,729	3,269,297	6,359,541	6,696,666
Advertising and marketing	18,632	23,571	48,023	105,786
Total operating expenses	14,183,496	16,463,253	28,693,349	32,450,790
Operating loss	(2,782,656)	(2,719,044)	(5,762,692)	(5,500,627)
Other income (expenses):
Interest income	785	30,356	2,516	51,071
Interest expense	(53,197)	(27,830)	(70,587)	(50,979)
Gain (loss) on sale/disposal of fixed assets	(59,158)	9,759	(59,158)	9,759
Gain on extinguishment of debt	—	—	634,991	—
Gain on sale of investment in Estel	—	937,578	—	937,578
Loss from investment in Estel	—	(15,000)	—	(60,000)
Other	264	3,742	(2,020)	3,738
Total other income (expenses)	(111,306)	938,605	505,742	891,167
Net loss	$(2,893,962)	$(1,780,439)	$(5,256,950)	$(4,609,460)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

    The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	93.4%	92.8%	93.2%	92.2%
Depreciation and amortization	4.1%	3.0%	4.0%	3.0%
Selling, general and administrative	26.7%	23.8%	27.7%	24.8%
Advertising and marketing	0.2%	0.2%	0.2%	0.4%
Total operating expenses	124.4%	119.8%	125.1%	120.4%
Operating loss	(24.4)%	(19.8)%	(25.1)%	(20.4)%

Other income (expenses):
Interest income	0.0%	0.2%	0.0%	0.2%
Interest expense	(0.5)%	(0.2)%	(0.3)%	(0.2)%
Gain (loss) on sale / disposal of fixed assets	(0.5)%	0.1%	(0.3)%	0.0%
Gain on extinguishment of debt	0.0%	0.0%	2.8%	0.0%
Gain on sale of investment in Estel	0.0%	6.8%	0.0%	3.5%
Loss from investment in Estel	0.0%	(0.1)%	0.0%	(0.2)%
Other	0.0%	0.0%	0.0%	0.0%
Total other income (expenses)	(1.0)%	6.8%	2.2%	3.3%
Other	0.0%	0.0%	0.0%	0.0%
Net loss	(25.4)%	(13.0)%	(22.9)%	(17.1)%
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

    FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

     Company Highlights

     The following summary of significant events during the six months ended June 30, 2008 and 2007 highlight the accomplishments and events that have influenced our performance during the respective periods.

         Six Months Ended June 30, 2008

•    $2.1 million raised in Common Stock equity financing;

•   Gordon Hutchins Jr., promoted to President and Chief Operating Officer;

•    A vendor debt was extinguished resulting in approximately $0.6 million of Other Income.

            Six Months Ended June 30, 2007

•    Consummation of Private Placement – In May 2007, the Company entered into subscription agreements with 28 individual investors for an offering of 3,375 shares in consideration for $3,375 million dollars of Series A–2 Cumulative Convertible Preferred Stock, (the “Series A–2 Preferred Stock”);

•     Strategic Investment – A global communications service provider, Ditigial FX International, Inc. made a $700,000 strategic investment in the Company;

•     Sale of Equity Interest in Indian Joint Venture - The Company completed the sale of its 49% equity share of Estel Communications Pvt., LTD, an Internet service provider in India.

     The information in our period-to-period comparisons below represents only our results from continuing operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007.

     Revenues

    Consolidated revenues was $11.4 million during the three months ended June 30, 2008, compared to $13.7 million during the three months ended June 30, 2007, a decrease of $2.3 million or 17%.

    Revenues for Voice to Carriers decreased $2.3 million or 17.2%, to $11.1 million during the three months ended June 30, 2008 from $13.3 million during the three months ended June 30, 2007. The decreased revenues were the result of a decrease in the blended rate per minute. Based on the peaks and valleys of the carrier segment, we cannot predict what impact competitor pricing pressure may have on future periods.

    Revenues for Consumers, Corporations and Other during the three months ended June 30, 2008 was $0.3 million, compared to $0.4 million during the three months ended June 30, 2007, a decrease of $0.1 million or 15.4%. The technical difficulties encountered in prior periods and the sale of the Indian Joint Venture in the second quarter of 2007 contributed to this decrease.

     Cost of Revenues

     Consolidated cost of revenues was $10.7 million during the three months ended June 30, 2008, compared to $12.8 million during the three months ended June 30, 2007, a decrease of $2.1 million or 16.5%. Approximately $2.0 million of this decrease was attributable to Voice to Carriers, which is consistent with the decrease in revenues.

      Cost of revenue for Carriers was $10.4 million during the three months ended June 30, 2008, compared to $12.4 million during the three months ended June 30, 2007; a decrease of 2.0 million or 16.1% as a result of a lower blended rate per minute.

      Cost of revenues for Consumers, Corporations and Other during the three months ended June 30, 2008 were $0.2 million compared to $0.3 million during the three months ended June 30, 2007, a decrease of $0.1 million or 41.8% due to lower sales in the second quarter of 2008 vs. second quarter of 2007.

       Operating Expenses

       Depreciation and Amortization :     Depreciation and amortization increased by $0.1 million or 10.5% to $0.5 million during the three months ended June 30, 2008, from $0.4 million during the three months ended June 30, 2007. Our depreciation expense increased as more assets were acquired to support the retail platform.

       Selling, General and Administrative :     Selling, general and administrative expenses decreased $0.2 million or 6.7% to $3.1 million during the three months ended June 30, 2008, from $3.3 million during the three months ended June 30, 2007. This decrease is primarily attributed to decreased personnel related expenses of approximately $0.07 million and decreased legal, professional and consulting expenses of approximately $0.13 million as better rates were negotiated or expenses were no longer needed.

       Advertising and Marketing:      Advertising and marketing expenses for the quarter ended June 30, 2008 were consistent with the same period of 2007.

       Operating Loss:      Our operating loss increased $0.1 million or 2.3% to a loss of $2.8 million during the three months ended June 30, 2008, from a loss of $2.7 million during the three months ended June 30, 2007. The decrease in operating loss was primarily attributable to the decline in revenues.

       Other Income (Expenses):     Total other income (expense) changed from income of approximately $0.9 million during the three months ended June 30, 2007 to expense of $0.1 million during the three months ended June 30, 2008. The gain reported in 2007 was primarily attributable to the gain on the sale of the Company’s Equity interest in its India joint venture. Also, contributing to the decrease in other income during the 2nd quarter 2008 were losses on asset disposal and increased interest expense as a result of additional financing incurred.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

     Net Loss:      Net loss increased $1.1 million, or 62.5% for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The primary factor contributing to the decreased income compared to 2007 was the gain on the sale of the Company’s investment in its India joint venture reported in the second quarter of 2007; during the same period of 2008 the Company recorded losses associated with the disposal of Fixed assets and increased interest expenses as a result of additional financing incurred in 2008.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007.

       Revenues

       Consolidated revenues was $22.9 million during the six months ended June 30, 2008, compared to $27.0 million during the six months ended June 30, 2007 a decrease of $4.0 million or 14.9%.

       Revenues for Voice to Carriers decreased $4.0 million or 15.3%, to $22.1 million during the six months ended June 30, 2008 from $26.1 million during the six months ended June 30, 2007. The decreased revenues were the result of a decrease in the blended rate per minute as well as a decrease in the number of minutes.

       Revenues for Consumers, Corporations and Other during the six months ended June 30, 2008 was $0.809 million, compared to $0.848 million during the six months ended June 30, 2007, a decrease of $0.039 million or 4.6%. The technical difficulties encountered in prior periods and the sale of the India Joint Venture in the second quarter of 2007 contributed to this decrease.

       Cost of Revenues

       Consolidated cost of revenues was $21.4 million during the six months ended June 30, 2008, compared to $24.8 million during the six months ended June 30, 2007, a decrease of $3.4 million or 14.0%.

       Cost of Revenues for Carriers was $20.9 million during the six months ended June 30, 2008, compared to $24.2 million during the six months ended June 30, 2007. A decrease of $3.3 million or 13.7% as a result of a lower cost per minute and a reduction in the number of minutes.

      Cost of revenues for Consumers, Corporations and Other during the six months ended June 30, 2008 was $0.5 million compared to $0.6 million during the six months ended June 30, 2007, a decrease of $0.1 million or 24.6% due to lower sales in the first six months of 2008 vs. 2007.

      Operating Expenses

      Depreciation and Amortization:     Depreciation and amortization increased by $0.1 million or 14.% to $0.9 million during the six months ended June 30, 2008, from $0.8 million during the six months ended June 30, 2007. Our depreciation expense increased as more assets were acquired to support the retail platform.

      Selling, General, and Administrative:     Selling, general, and administrative expenses decreased $0.3 million or 5.0% to $6.4 million during the six months ended June 30, 2008, from $6.7 million during the six months ended June 30, 2007. Salaries, benefits, and other personnel related expenses decreased approximately $0.3 million as a result of several senior management and other positions being eliminated during the first quarter of 2007, as the company was focusing on cost containment. Legal, accounting, non-cash compensation expenses (Consultants) also decreased approximately $0.3 million as better rates were negotiated or expenses were no longer needed. Partially offsetting this decrease was an increase of $0.3 million in our communication expenses.

      Advertising and Marketing:     Advertising and marketing expenses decreased $0.058 million or 54.6% to $0.048 million during the six months ended June 30, 2008, from $0.106 million during the six months ended June 30, 2007 as the advertising and marketing campaign of our Efonica product was more aggressive during the first six months of 2007.

      Operating Loss:     Our operating loss increased $0.3 million or 4.8% to $5.8 million during the six months ended June 30, 2008, from a loss of $5.5 million during the six months ended June 30, 2007. The decrease in operating loss was primarily attributable to the decline in revenues.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

      Other Income (Expenses):      Total other income (expense) went from other income of $0.9 million during the six months ended June 30, 2007 to other income of $0.5 during the six months ended June 30, 2008, a decrease of $0.4 million, or 43.2%. During the second quarter of 2007, the company sold its equity ownership of Estel and recorded a gain of $0.9 million and during the first quarter of 2008, the company recorded a gain of $0.6 million on the extinguishment of debt. Also contributing to this decrease in Other income during the six months ended June 30, 2008 were losses on assets disposal and increased interests expenses as a result of additional financing incurred during this period.

     Net Loss:     Net loss increased $0.6 million, or 14.0% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase in net loss is attributable to the decreased sales during the first six months of 2008.

     Liquidity and Capital Resources

     Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flow from operations. As of June 30, 2008, we had Stockholders’ equity of approximately $3.9 million as compared to $6.7 million at December 31, 2007, and a working capital deficit of approximately $6.5 million as compared to $4.2 million at December 31, 2007.  During the six months ended June 30, 2008, we raised approximately $ 2.1 million from the sale of our securities through private placement financing (See Note 6 to the consolidated financial statements contained in this quarterly report on Form 10-Q). The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. We may seek further financing through the sale of debt or equity securities, although we have no commitments to do so.

     Below is a summary of our cash flow for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

     A summary of our cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash used in operating activities	$(2,462,909)	$(5,491,034)
Cash provided by (used in) investing activities	(219,485)	82,924
Cash provided by financing activities	2,840,813	3,981,653
Increase(decrease) in cash and cash equivalents	158,419	(1,426,457)
Cash and cash equivalents, beginning of period	114,817	2,743,155
Cash and cash equivalents, end of period	$273,236	$1,316,698

 Sources of Liquidity

    As of June 30, 2008, we had cash and cash equivalents of approximately $0.3 million. In addition, as of June 30, 2008, we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

    From our inception through June 30, 2008, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our initial public offering (IPO), and the private placement of approximately $62.7 million of equity securities, $1.6 million from the exercise of Stock options and Warrants, and $23 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

    Our long-term liquidity is dependent on our ability to attain future profitable operations and/or additional financing. We cannot predict if and when we will be able to attain future profitability, or obtain the necessary financing to support our continued operations and expansion strategy. We are from time to time engaged in discussions regarding financing as opportunities arise, however, as of this date have no specific commitments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Uses of Liquidity

    Our short-term and long-term liquidity needs arise primarily from principal and interest payments related to our capital lease/equipment financing obligations, capital expenditures, and working capital requirements as may be needed to support the growth of our business, and any additional funds that may be required for business expansion opportunities.

    Our cash capital expenditures were approximately $0.2 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. We expect our cash capital expenditures to be approximately $0.5 million for the next six months ended December 31, 2008. The 2008 estimated capital expenditures primarily consist of additional retail infrastructure development, purchase of additional software for expanded product offerings, and international deployment.

    Cash used in operations was approximately $2.5 million and $5.5 million during the six months ended June 30, 2008 and 2007, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities decreased significantly during 2008, primarily due to the completion of the majority of the expenses associated with the build out of our retail infrastructure. As we transition our existing customers to our new infrastructure and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

    In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

    Debt Service Requirements

    At June 30, 2008, we had approximately $1.6 million of current debt, which relates primarily to our notes payable and capital lease/equipment financing obligations. We intend to pay current obligations through internal funds or external financing.

 Capital Instruments

    In November 2007, the Company commenced a private placement for the purpose of raising working capital for the Company's operations. The private placement provided for the sale of up to $7 million of the Company's Common Stock. During the six months ended June 30, 2008, the Company issued 7,050,582 share of Common Stock for which proceeds of approximately $2.1 million were received, net of expenses of approximately $4,000. In addition, the Company issued five (5) year Warrants to purchase 3,525,294 shares of Common Stock, exercisable at 120% of the closing price of the Company's Common Stock the day before closing. The private placement terminated on June 30, 2008.

 Critical Accounting Policies and Estimates

    We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, included in our Annual Report on Form 10-KA . Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

 Intangible Assets and Goodwill Impairment Testing

     Absent any circumstances that Warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process. Impairment losses are recorded when indicators of impairment are present based primarily upon estimated future cash flows.

     Income Taxes

     We account for income taxes in accordance with the provisions of SFAS No. 109", “Accounting for Income Taxes” (“SFAS 109”) and Financial Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48). SFAS No. 109" requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our consolidated financial statements . FIN No. 48, clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

     Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company's results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its consolidated financial statements.

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

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations ” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions, and requires the acquirer to disclose to investors and all other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows.

     In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

     FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their efforts on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why and entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company's financial statements.

     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted account principles for non–governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is evaluating the impact that the adoption of SFAS 162 will have on its consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures and the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In June 2008, the FASB issued FSP EITF 03–6–1, “Determining Whether Instruments Granted in Share–Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share–based payment awards that contain no forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two–class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03–6–1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact that the adoption of FSP EITF 03–6–1, if any, will have on its consolidated financial statements.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions in the normal course of business.

     At June 30, 2008, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

     At June 30, 2008, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 4T.     Controls and Procedures.

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

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

     There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.       Legal   Proceedings.

    On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract, failure to pay to plaintiff moneys allegedly due under the terms of a Professional Services Letter Agreement, violation of the terms of a Master Software License Agreement, and Prejudgment interest and costs. The Company vigorously refutes the charges, is not using this vendor's software, and is considering filing a counterclaim against the vendor. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in our accompanying financial statements as a result of this claim.

    In August 2008, the Company concluded an audit for the periods prior to 2006 by a regulatory authority, which resulted in a payment by the Company of approximately $14,000.

    Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s operations or financial condition.

Item 1A. Risk Factors.

     As of June 30, 2008, the Company’s Stockholder’s equity was $3,883,477, which in conjunction with historical losses, does not meet the minimum standards of Section 1003 of the AMEX Company Guide.   That section states that AMEX may consider suspending dealings in, or removing from the list, securities of an issuer with Stockholders’ equity less than the standards cited in Section 1003. As of this date, the Company has not received any notice of non-compliance or delisting from AMEX.

     In light of this situation, AMEX may require, as a condition of continued listing, that the Company present a plan of compliance to demonstrate how the it intends to regain compliance with the AMEX standards. We are engaged in ongoing discussions with potential sources of financing which, if consummated, would enable us to increase our Stockholders’ equity and regain compliance with the AMEX standards. We believe that we can present an acceptable plan of compliance to AMEX, if we are required to do so. However, there is no assurance that our plan of compliance would be accepted, or that if accepted we would be successful in consummating the transactions necessary to increase our Stockholders’ equity sufficiently to achieve compliance with AMEX requirements.

     In the event AMEX was to delist our securities, we believe our securities would be eligible to continue trading on the over-the-counter Bulletin Board. However, such delisting could have a material adverse effect on the Company, including, but not limited to, the market value of our securities, the demand for our securities, our ability to raise additional financing, and our being subject to certain state securities regulations from which we had previously been exempt.

     Going Concern

     At June 30, 2008, the Company had a working capital deficit of approximately $6,491,000 and an accumulated deficit of approximately $119,264,000. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the six months ended June 30, 2008, the Company raised $2,139,000 net of expenses from sale of its securities through private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities which could result, should the Company be unable to continue as a going concern.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)  Unregistered Sales of Securities:

           None

     (b)  Use of Proceeds:

            None

Item 3           Defaults upon Senior Securities.

     None

Item 4.          Submissions of Matters to a Vote of Security Holders.

     None

Item 5           Other Information.

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

     On April 23, 2008 and May 8, 2008, the Company borrowed an aggregate amount of $375,000 from two individual shareholders as evidenced by executed promissory notes. Both promissory notes have an interest rate of 10% per annum from the date of execution upon any remaining unpaid balance until the maturity date of June 22, 2008 and July 8, 2008. These notes also grant the lenders a collateralized security interest in the Company’s accounts receivable. The lenders have the right to demand payment of all unpaid principal and interest at any time thereafter. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

     On May 20, 2008, the Company borrowed an aggregate amount of $50,000 from two of its Directors, Philip Turits, and Marvin Rosen, as evidenced by two promissory notes. Both notes provide repayment of the principal balance plus an interest rate of 10% per annum on any remaining unpaid balance until the maturity date of June 30, 2008. The lenders have the right to demand payment of all unpaid principal and interest at any time thereafter. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

     On May 22, 2008 and May 29, 2008 (which was amended and restated on July 15, 2008) the Company borrowed an aggregate amount of $325,000 from two (2) non–related parties as evidenced by two (2) executed promissory notes. Both promissory notes have an interest rate of 10% per annum from the date of execution upon any remaining unpaid balance until the maturity dates of July 22, 2008 and September 15, 2008, respectively. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

Item 6.     Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Promissory Note (incorporated by reference to Exhibit 99.1 to the registrant’s Quarterly Report on Form 10–Q filed with the Securities Exchange Commission on May 15, 2008

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: August 14, 2008	By: /s/MATTHEW D. ROSEN Matthew D. Rosen as Chief Executive Officer

Date: August 14, 2008	BY: /s/ BARBARA HUGHES Barbara Hughes as Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.