Form 10-Q
period 2008-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2008-11-14
CIK 1071411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

420 Lexington Avenue, Suite 1718, New York, New York, 10170
(Address of principal executive offices)

(212) 201–2400
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non–accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). ☐ Yes ☒ No

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: November 7, 2008

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	43,057,686

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$477,073	$114,817
Accounts receivable, net allowance for doubtful accounts of approximately $1,005,000 and $830,000 in September 30, 2008 and December 31, 2007, respectively	3,530,394	5,545,408
Prepaid expenses and other current assets	458,506	481,556
Assets held for sale	129,231	129,231
Total current assets	4,595,204	6,271,012
Property and equipment, net	4,348,190	5,425,846
Other assets:
Security deposits	58,882	66,638
Restricted cash	416,566	416,566
Goodwill	964,557	964,557
Intangible assets, net	4,868,317	4,892,215
Other assets	97,890	91,455
Total other assets	6,406,212	6,431,431
TOTAL ASSETS	$15,349,606	$18,128,289
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Long–term debt, current portion	$975,000	$150,000
Long–term debt related parties, current portion	788,182	416,567
Capital lease / equipment financing obligations, current portion	129,993	233,759
Accounts payable and accrued expenses	10,976,195	9,663,325
Liabilities of discontinued operations	13,313	15,829
Total current liabilities	12,882,683	10,479,480
Long–term liabilities:
Long–term debt, net of current position	85,147	283,433
Capital lease / equipment obligations, net of current portion	–	10,922
Other long–term liabilities	531,217	659,271
Total long–term liabilities	616,364	953,626
Commitments and contingencies
Stockholder’s equity:
Preferred Stock, $0.01 par value 10,000,000 shares authorized, 7,995 and 7,995 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	80	80
Common Stock, $0.01 par value, 105,000,000 shares authorized 39,330,923 and 29,907,786 shares issued and outstanding on September 30, 2008 and December 31, 2007, respectively	393,310	299,078
Capital–in–excess of par value	123,292,518	120,402,691
Accumulated deficit	(121,835,349)	(114,006,666)
Total stockholder’s equity	1,850,559	6,695,183
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,349,606	$18,128,289

See accompanying notes to the condensed consolidated interim financial statements.
1

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$14,515,430	$13,356,679	$37,446,087	$40,306,842
Operating expenses
Cost of revenues, exclusive of depreciation and amortization shown separately below	13,608,525	12,355,657	34,970,112	37,193,178
Depreciation and amortization	470,582	437,920	1,394,780	1,248,737
Selling, general and administrative expenses (includes approximately $137,000 and $140,000 for the three months ended September 30, 2008 and 2007 respectively, and approximately $443,000 and $456,000 for the nine months ended September 30, 2008 and 2007, respectively, of non–cash compensation)	2,874,173	2,894,804	9,233,313	9,591,471
Advertising and marketing	35,549	36,472	83,973	142,257
Total operating expenses	16,988,829	15,724,853	45,682,178	48,175,643
Operating loss	(2,473,399)	(2,368,174)	(8,236,091)	(7,868,801)
Other income (expenses)
Interest income	7,659	17,180	10,175	68,251
Interest expense	(134,223)	(27,573)	(204,810)	(78,552)
Gain (loss) on sale / disposal of fixed assets	–	–	(59,158)	9,759
Gain on settlement / extinguishment of debt	25,000	–	659,991	–
Gain on sale of investment in Estel	–	–	–	937,578
Loss from investment in Estel	–	–	–	(60,000)
Other	3,230	7,579	1,210	11,317
Total other income (expenses)	(98,334)	(2,814)	407,408	888,353
Net loss	(2,571,733)	(2,370,988)	(7,828,683)	(6,980,448)
Basic and diluted net loss per common share	$(0.07)	$(0.09)	$(0.23)	$(0.27)
Weighted average common shares outstanding:
Basic and diluted	37,151,093	26,967,117	35,377,144	26,961,712

See accompanying notes to the condensed consolidated interim financial statements.
2

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,828,683)	$(6,980,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,394,781	1,248,737
Gain / loss on sale / disposal of fixed assets	59,158	(9,759)
Gain on sale from investment in Estel
Bad debt expense, net	105,048	35,117
Stock–based compensation	442,626	455,767
Gain on settlement / extinguishment of debt	(659,991)	–
Gain from investment in Estel	–	(937,578)
Loss from investment in Estel	–	60,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	1,909,966	2,714,173
Prepaid expenses and other current assets	23,050	27,832
Other assets	(6,435)	6,028
Accounts payable and accrued expenses	1,993,236	(1,667,637)
Liabilities of discontinued operations	(2,516)	(7,267)
Other long term liabilities	(128,054)	(99,685)
Net cash used in operating activities	(2,697,814)	(5,154,720)
Cash flows from investing activities:
Purchase of property and equipment	(329,485)	(694,475)
Advances to Estel	-–	(15,130)
Proceeds from sale of investments in Estel	-–	484,985
Payments from Estel	–	20,563
Return of (payments for) security deposits	7,756	(3,000)
Difference payment related to purchase of minority interest in Efonica joint venture	–	(171,852)
Repayments of restricted cash	–	365,000
Net cash used in investing activities	(321,729)	(13,909)
Cash flows from financing activities:
Proceeds from sale of Common Stock, net	2,466,433	–
Proceeds from issuance of Preferred Stock, series A–1, A–2, A–3, and A–4, net	–	4,094,617
Payments of notes – related parties	(406,671)	–
Payments to non–related parties	(250,000)	–
Payments of long–term debt and capital lease / equipment financing obligations	(82,963)	(203,431)
Proceeds from related parties	580,000	–
Proceeds from non–related parties	1,075,000	–
Net cash provided by financing activities	3,381,799	3,891,186
Net increase (decrease) in cash and cash equivalents	362,256	(1,277,443)
Cash and cash equivalents, beginning of period	114,817	2,743,155
Cash and cash equivalents, end of period	477,073	1,465,712

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$150,810	$23,056
Supplemental schedule of non–cash investing and financing activities:
Acquisition of capital lease / equipment financing obligations	$22,900	$138,000
Debt settlement	$75,000	$–

See accompanying notes to the condensed consolidated interim financial statements.
3

1.     Summary of Select Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying notes to the condensed consolidated interim financial statements should be read in conjunction with the 2007 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

During the nine months ended September 30, 2008 and 2007, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying consolidated statements of operations.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The Company adopted the Financial Accounting Standards Board (“FASB") issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

Earnings (loss) per Share

Statement of Financial Accounting Standard ("SFAS") No. 128, “Earnings per Share,” requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to Common Stockholders by the weighted-average number of Common Shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income (loss) of the Company.

Unexercised Stock options to purchase 4,288,325 and 3,174,312 shares of the Company’s Common Stock as of September 30, 2008 and 2007, respectively, were not included in the computation of diluted income (loss) per share because the exercise of the Stock options would be anti-dilutive to loss per share.

Unexercised Warrants to purchase 17,207,843 and 8,148,505 shares of the Company’s Common Stock as of September 30, 2008 and 2007, respectively, were not included in the computation of diluted loss per share because the exercise of the Warrants would be anti-dilutive to loss per share.

Net loss per common share calculations include provisions for Preferred Stock for dividends of approximately $480,000 and $376,000 for the nine months ended September 30, 2008 and 2007 respectively. However, the Board of Directors had declared no dividends. As of September 30, 2008, the Company has accumulated approximately $1,017,000 of Preferred Stock dividends.

Revenue Recognition

The Company complies with the accounting and reporting requirements of the SEC’s Staff Accounting Bulletin (the “SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104. The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. When significant, the Company records provisions against revenue for billing adjustments, based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends, and changes in demand. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period, as applicable.

The Company derives revenue principally from international voice services, including VoIP, private networks, and Internet services. Variable revenue derived from international voice services is recognized upon completion of a call and is based upon the number of minutes of traffic carried. Revenue from monthly recurring service from long distance, private networks, and Internet services are fixed, recurring in nature, and contracted over a specific period. Advanced billings for monthly fees are reflected as deferred revenues and recognized as revenue at the time the service is provided. VoIP services enable customers, typically international corporations, or cable operators, to place voice calls anywhere in the world using their personal computer. The majority of the Company's VoIP services to consumers are prepaid which is initially recorded as deferred revenue. Revenues from VoIP services to consumers are recognized based upon the usage of minutes by the consumer.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Goodwill, and Other Intangible Assets," goodwill is reviewed for impairment on an annual basis. Other intangible assets consist primarily of the trade name and trademarks associated with the Company's wholly–owned subsidiary, Efonica FZ, LLC ("Efonica"). These long-lived assets are not amortized because they have indefinite lives. The remaining intangible asset acquired in the Efonica transaction is a customer list, which is being amortized using the straight-line method over the 10 year estimated useful life.

Stock – Based Compensation

The Company accounts for Stock-Based Compensation under the provisions of the SFAS No. 123 (revised 2004) and the Share-Based Payment, (SFAS No.123R). The impact on the Company’s results of operations of recording Stock-Based Compensation expense for the nine-months ended September 30, 2008 and 2007, was approximately $443,000 and $456,000 respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes stock option activity for the nine months ended September 30, 2008 (unaudited):

Activity	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Outstanding at January 1, 2008	3,116,676	$2.43	7.10
Granted	1,356,250.31
Cancelled or expired	(184,601)	2.38
Outstanding at September 30, 2008	4,288,325	1.76	7.23
Exercisable at September 30, 2008	2,009,059	$2.96	5.63

The Company calculated the fair value of each Common Stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions

	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Dividend yield	0.0%	0.0%
Stock volatility	109.93%	81.7%
Average Risk–free interest rate	3.21%	4.52%
Average option term (years)	4	4

As of September 30, 2008, there was approximately $431,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of two (2) years.

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

2.     Going Concern

At September 30, 2008, the Company had a working capital deficit of approximately $8,287,000 and an accumulated deficit of approximately $121,835,000 . The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the nine months ended September 30, 2008, the Company raised $2,466,000 net of expenses from sale of its securities through private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(unaudited)
Prepaid expenses	$330,523	$352,146
Inventory	70,154	71,370
Notes receivable	52,113	49,113
Other	5,716	8,927
	$458,506	$481,556

4.     Accounts Payable and Accrued Expenses

The Company had a prior period outstanding balance with a foreign vendor for approximately $635,000; however, this balance was in dispute because of discrepancies on price and quality of service. The Company was advised that the foreign vendor went into liquidation in 2005. As of March 31, 2008, the balance had been outstanding for over five (5) years and the Company has been advised by local counsel that the Statue of Limitations of the foreign country’s jurisdiction for any claims by the vendor had expired. During the quarter ended September 30, 2008, the Company settled its debt with a vendor resulting in a gain of $25,000.  As a result, the Company recorded a gain on settlement / extinguishment of debt for approximately $660,000 during the period ended September 30, 2008.

The Company currently has ongoing regulatory matters with a regulatory agency that have not yet been concluded. Should the resolution of these issues result in an unfavorable outcome, the Company estimates that the liability would be within the range of $50,000–$400,000. However, the liability range is just an estimate and could differ from the actual results.

Accounts payable and accrued expenses consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(unaudited)
Trade accounts payable	$8,074,544	$7,368,791
Accrued expenses	1,289,872	1,031,350
Accrued payroll and vacation	250,063	181,118
Cost accrual	701,846	460,375
Interest payable	57,947	22,953
Deferred revenue	339,519	326,802
Short–term financing agreement	32,544	94,597
Other	229,860	177,339
	$10,976,195	$9,663,325

5.     Long–term Debt and Capital Lease / Equipment Financing Obligations

At September 30, 2008 and December 31, 2007, components of long-term debt and capital lease / equipment financing obligations of the Company are comprised of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Promissory notes payable	$1,848,328	$850,000
Capital lease / equipment financing obligations	129,993	244,681
Total long–term debt and capital lease / equipment obligations	1,978,321	1,094,681
Less current portion	(1,893,174)	(800,326)
	$85,147	$294,355

Promissory Notes Payable

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of September 30, 2008, as the other party to the settlement agreement has not complied with the terms of the agreement.

On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors, Philip Turits, and Marvin Rosen. The loans are evidenced by three promissory notes that are payable in 24 equal monthly installments of principal and interest (at the rate of 10% per annum) commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the notes are collateralized by a security interest in the Company’s accounts receivables. The proceeds of the loans are being used for general working capital purposes. As of September 30, 2008, the monthly payments have been paid as scheduled.

On December 21, 2007, the Company borrowed $160,000 from a Director, Marvin Rosen. The loan was evidenced by a non-interest bearing promissory note that was payable on January 3, 2008. On January 3, 2008, this loan was paid in full.

     On April 17, 2008, the Company borrowed an aggregate amount of $300,000 from two of its Directors, Philip Turits, and Marvin Rosen, as evidenced by two promissory notes. Both notes provide repayment of the principal sum together with all interest accrued from the date of execution of the Note at the rate of ten 10% per annum upon the  unpaid balance until maturity.  The maturity date of these notes was May 17, 2008. These notes provide that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and  (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the notes on the maturity date; however, the note holders have not made a demand for payment on the Company. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

On April 23, 2008 and April 28, 2008, the Company borrowed an aggregate amount of $375,000 from two individual shareholders as evidenced by two promissory notes. Both notes provide repayment of the principal sum together with all interest accrued from the date of execution of the Note at the rate of ten (10%) per annum upon the unpaid balance until maturity. The maturity date of these notes was June 22, 2008 and June 27, 2008, respectively. These notes also grant the lenders a collateralized security interest in the Company’s accounts receivable. These notes provide that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received.. The Company did not pay the notes on the maturity date; however, the note holders have not made a demand for payment on the Company. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes. As of September 30, 2008, these loans had not been paid in full.

    On May 19, 2008, the Company borrowed an aggregate amount of $50,000 from two of its Directors, Philip Turits, and Marvin Rosen, as evidenced by two promissory notes. Both notes provide for repayment of the principal sum together with all interest accrued from the date of execution of the Note at the rate of ten (10%) per annum upon the unpaid balance until maturity. . The maturity date of these notes was June 30, 2008. These notes provide that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received.. The Company did not pay the notes on the maturity date; however, the note holders have not made a demand for payment on the Company. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes

     On May 21, 2008 and May 27, 2008 (which was last amended and restated on November 5, 2008) the Company borrowed an aggregate amount of $325,000 from two (2) non–related parties as evidenced by two (2)  promissory notes. Both notes provide for repayment of the principal sum together with all interest accrued from the date of execution of the Note at the rate of ten (10%) per annum upon the unpaid balance until maturity. The maturity dates of these notes was July 22, 2008 and November 5, 2008, respectively. These notes provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and  (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the notes on the maturity date; however, the note holders have not made a demand for payment on the Company. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

     On September 3, 2008 and September 4, 2008, the Company borrowed an aggregate of $250,000 from an individual entity, who is a shareholder of the Company, as evidenced by two (2) promissory notes. Both notes provide for repayment of the principal balance plus an interest rate of 10% per annum on any remaining unpaid balance until the maturity date. The maturity date of both notes was September 29, 2008. These notes provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. These notes also grant the lender a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes. On September 29, 2008, these loans were paid in full.

     On September 18, 2008, the Company borrowed $25,000 from a Director, Philip Turits. The loan is evidenced by a promissory note providing for repayment of the outstanding principal sum on November 17, 2008, together with all interest at the rate of 10% per annum upon the unpaid balance until the maturity. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten days notice from the lender.  The note also grants the lender a collateralized security interest in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes. As of November 17, 2008, the note had not been paid and has become a demand note.

     On September 30, 2008, the Company borrowed $250,000 from an entity that is a shareholder of the Company. The loan is evidenced by a promissory note providing for repayment of the principal sum together with all interest accrued from the date of execution at the rate of 13% per annum upon the unpaid balance until maturity. The maturity date of the note was October 31, 2008. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten days notice from the lender.. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes. As of October 31, 2008, the note had not been paid and has become a demand note.

Capital Lease / Equipment Financing Obligations

Future aggregate principal payments for the Company’s capital lease / equipment financing obligations as of September 30, 2008, are as follows:

Total minimum payments	$131,303
Less amount representing interest	(1,310)
Present value of minimum payments	129,993
Less current portion	129,993
$–

6.     Equity Transactions

Common Stock

On January 24, 2008, the Company entered into subscription agreements with ten (10) accredited investors, including two (2) Directors, Marvin S. Rosen and Philip D. Turits and issued 2,140,000 shares of Common Stock and of five–year warrants to purchase 1,070,000 shares of Common Stock, in consideration for $535,000. Each warrant to purchase Common Stock is exercisable at $0.30 per share, which is equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On January 29, 2008, the Company entered into subscription agreements with four (4) accredited investors, including two (2) Directors, Michael DelGuidice and Fred Hochberg and issued 480,000 shares of Common Stock and five–year warrants to purchase 240,000 shares of Common Stock, in consideration for $120,000. Each warrant to purchase Common Stock is exercisable at $0.30 per share, which is equal to the 120% of the closing price of the Company’s Common Stock the day before Closing.

On February 20, 2008, the Company entered into subscription agreements with four (4) accredited investors, which included a Director, E. Alan Brumberger and issued 1,714,708 shares of Common Stock and five–year warrants to purchase 857,355 shares of Common Stock, in consideration for $583,000. Each warrant to purchase Common Stock is exercisable at $0.41 per share, which is equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On February 21, 2008, the Company entered into a subscription agreement with an accredited investor and issued 131,579 of shares of Common Stock and five–year warrants to purchase 65,790 shares of Common Stock, in consideration for $50,000. Each warrant to purchase Common Stock is exercisable at $0.46 per share, which is equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On March 18, 2008, the Company entered into a subscription agreement with an accredited investor and issued 1,388,889 shares of Common Stock and five–year warrants to purchase 694,445 shares of Common Stock, in consideration for $500,000. Each warrant to purchase Common Stock is exercisable at $0.44 per share, which is equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On May 13, 2008, the Company entered into subscription agreements with three (3) accredited investors, including two (2) Directors, Marvin S. Rosen and Philip D. Turits, for an offering of 416,668 shares of Common Stock and five–year warrants to purchase 208,334 shares of Common Stock, in consideration for $125,000. Each warrant to purchase Common Stock is exercisable at $0.36 per share, which is equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On May 22, 2008, the Company entered into subscription agreements with three (3) accredited investors, including a Director, Michael DelGuidice for an offering of 362,070 shares of Common Stock and five–year warrants to purchase 181,036 shares of Common Stock, in consideration for $105,000. Each warrant to purchase Common Stock is exercisable at $0.35 per share, which is equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On June 30, 2008, the Company entered into subscription agreements with two (2) accredited investors for an offering of 416,668 shares of Common Stock and five–year warrants to purchase 208,334 shares of Common Stock, in consideration for $125,000. Each warrant to purchase Common Stock is exercisable at $0.36 per share, which is equal to 120% of the closing price of the Company’s Common Stock the day before Closing.

On September 22, 2008, the Company entered into subscription agreements with eight (8) accredited investors, including two (2) Directors, Marvin S. Rosen and Philip D. Turits for an offering of 1,955,885 shares of Common Stock and five-year warrants to purchase 782,358 shares of Common Stock, in consideration for $332,500. Each warrant to purchase Common Stock is exercisable at $0.20 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before closing.

The proceeds of the offering will primarily be used for general corporate purposes.

Preferred Stock Dividends

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of September 30, 2008, the Board of Directors had declared no dividend.

7.      Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed until January 1, 2009 at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the impact, if any, this Standard will have on our consolidated non-financial assets and liabilities.

SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.
Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1.
Level 3 – inputs that are unobservable in the marketplace and significant to the valuation.

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine the fair value.

The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as cash and cash equivalents on the condensed consolidated interim balance sheet. All securities owned are valued under Level 1, where the assets are measured using quoted prices in active markets for identical assets.

(Unaudited)

Financial Assets at Fair Value as of September 30, 2008

Description	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$477,073	$477,073	$–	$–
Restricted cash	416,566	416,566	–	–
Security deposits	58,882	58,882	–	–
	$952,521	$952,521	$–	–

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The adoption of SFAS No. 159 did not have any material impact on the Company’s condensed consolidated interim financial statements.

8.      Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions, and requires the acquirer to disclose to investors and all other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its future consolidated results of operations, financial position, and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non–controlling Interests in Consolidated Financial Statements and amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report non–controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated results of operations, financial position, and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their efforts on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why and entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company's financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157–3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157–3 was effective upon issuance and applies to Financial Assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with statement 157. The Company does not expect the adoption of FSP No. 157–3 to have a material impact on its Consolidated Financial Statements.

9. Commitments and Contingencies

Legal Matters

On or about February 9, 2007, the Company filed a complaint against Patrick S. Dallas, InfoTel Holdings, Ltd., Phil Walton and John Does 1-5 in the Supreme Court of the State of New York (Fusion Telecommunications International, Inc. vs. Patrick S. Dallas, et al., Index No. 2007001836) seeking damages associated with Mr. Dallas’ sale of Convergent Technologies Ltd. stock to the Company and InfoTel’s breach of its October 2007 agreement to purchase Fusion Jamaica Limited’s equipment in Jamaica and assume the real property lease in Jamaica. The Company believes Mr. Dallas owns or controls InfoTel. This complaint asserted the following claims for relief: Breach of Contract (the Stock Purchase Agreement); Breach of Mr. Dallas’ Employment Agreement; Breach of Mr. Dallas’ Non-Solicitation and Non-Compete Agreement; Breach of Contract (the InfoTel Agreement); Diversion and Waste of Corporate Assets; Conversion: Scheme to Defraud and Deceive and Demand for Accounting; Fraudulent Misconduct with Intent to Defraud (the Stock Purchase Agreement); Fraudulent Misconduct with Intent to Defraud (the InfoTel Agreement); Indemnification (the Stock Purchase Agreement); and Indemnification (the InfoTel Agreement). The Company's legal counsel has advised that, at this state, they cannot accurately predict the likelihood of an unfavorable outcome, or quantify the amount or range of damages the Company would be entitled to receive if the Company was to prevail.

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract, failure to pay to plaintiff moneys allegedly due under the terms of a Professional Services Letter Agreement (the “PSLA), violation of the terms of a Master Software License Agreement (the “MSLA”), and Prejudgment interest and costs. The Company vigorously refutes the charges. On September 17, 2008, the Company filed a counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damage, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort.  The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in our accompanying financial statements because of this claim.

The Company currently has ongoing regulatory matters with a regulatory agency that have not yet been concluded. Should the resolution of these issues result in an unfavorable outcome, the Company estimates that the liability would be within the range of $50,000–$400,000. However, the liability range is just an estimate and could differ from the actual results. In August 2008, the Company paid approximately $14,000 of this liability associated with the audit for the periods prior to 2006.

The Company is involved in other claim and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect of the Company’s consolidated financial position.

Due to the regulatory nature of the industry, the Company is periodically involved in various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome of these inquiries to have a material impact on the Company’s' consolidated operations or financial condition.

10.     Restricted Cash

As of September 30, 2008 and December 31, 2007, the Company had approximately $417,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

11.     Segment Information

The Company complies with the reporting requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires disclosures of segment information on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported based on reports to the respective Company’s chief operating decision makers. The Company’s segments and their principal activities consist of the following:

Voice to Carriers

Voice to Carriers includes VoIP to carriers, which is the termination of voice telephony minutes by the Internet rather than older circuit-switched technology. VoIP permits a less costly and more rapid interconnection between our network and international telecommunications carriers. This segment also includes Traditional Voice (the termination of voice telephony minutes from or to the countries we serve), utilizing traditional Time Division Multiplexing (TDM), or “circuit-switched” technology. Typically, this will include interconnection with either traditional telecommunications carriers located internationally or those carriers that interconnect with us at their U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

Consumers, Corporations, and Others

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

Operating segment information for the three months ended September 30, 2008 and 2007 is summarized as follows:

Three Months Ended September 30, 2008 (unaudited)

	Voice to Carrier	Consumers, Corporations, and Other	Corporate and Unallocated	Consolidated
Revenues	$14,205,581	$309,849	$–	$14,515,430
Cost of revenues	(13,356,119)	(252,406)	–	(13,608,525)
Depreciation and amortization	(326,974)	(143,112)	(496)	(470,582)
Selling, general and administrative	(1,888,708)	(972,359)	(13,106)	(2,874,173)
Advertising and marketing	(3,903)	(31,646)	–	(35,549)
Other income (expenses)	(58,505)	(39,829)	–	(93,334)
Net loss	$(1,428,628)	$(1,129,503)	$(13,602)	$(2,571,733)
Capital expenditures	$34,003	$64,428	$13,087	$111,518

Three Months Ended September 30, 2007 (unaudited)

	Voice to Carrier	Consumers, Corporations, and Other	Corporate and Unallocated	Consolidated
Revenues	$12,967,935	$388,744	$––	$13,356,679
Cost of revenues	(12,018,073)	(337,584)	––	(12,355,657)
Depreciation and amortization	(341,296)	(96,128)	(496)	(437,920)
Selling, general and administrative	(1,817,862)	(1,030,625)	(46,317)	(2,894,804)
Advertising and marketing	4,284	(40,756)	–	(36,472)
Other income (expenses)	(1,689)	(1,125)	–	(2,814)
Net loss	$(1,206,701)	$(1,117,474)	$(46,813)	$(2,370,988)
Capital expenditures	$1,396	$94,150	$1,286	$96,832

Operating segment information for the nine months ended September 30, 2008 and 2007 is summarized as follows:

Nine Months Ended September 30, 2008 (unaudited)

	Voice to Carrier	Consumers, Corporations, and Other	Corporate and Unallocated	Consolidated
Revenues	$36,558,989	$887,098	$–	$37,446,087
Cost of revenues	(34,224,737)	(745,375)	–	(34,970,112)
Depreciation and amortization	(992,189)	(401,103)	(1,488)	(1,394,780)
Selling, general and administrative	(5,826,982)	(3,151,624)	(254,707)	(9,233,313)
Advertising and marketing	(9,750)	(74,223)	–	(83,973)
Other income (expenses)	245,570	161,838	–	407,408
Net loss	$(4,249,099)	$(3,323,389)	$(256,195)	$(7,828,683)
Capital expenditures	$56,270	$234,794	$38,421	$329,485

Nine Months Ended September 30, 2007 (unaudited)

	Voice to Carrier	Consumers, Corporations, and Other	Corporate and Unallocated	Consolidated
Revenues	$39,190,393	$1,116,449	$–	$40,306,842
Cost of revenues	(36,277,008)	(916,170)	–	(37,193,178)
Depreciation and amortization	(996,358)	(250,482)	(1,897)	(1,248,737)
Selling, general and administrative	(5,931,327)	(3,565,601)	(94,543)	(9,591,471)
Advertising and marketing	(21,954)	(120,303)	–	(142,257)
Other income (expenses)	568,268	380,084	(59,999)	888,353
Net loss	$(3,467,986)	$(3,356,023)	$(156,439)	$(6,980,448)
Capital expenditures	$358,177	$335,012	$1,286	$694,475

12. Subsequent Events

On October 3, 2008, the Company borrowed an aggregate of $50,000 from two Directors, Philip Turits, and Marvin Rosen. The loans are evidenced by two (2) promissory notes providing for repayment of the outstanding principal balances on December 2, 2008, plus interest at the rate of 10% per annum. If these notes are not paid by their maturity dates, the notes automatically convert to demand notes, and the lenders have the right to demand payment of all outstanding principal and accrued interest with ten (10) days notice. The notes also grant the lenders a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. The proceeds will be used for general working capital purposes.

On October 3, 2008, the Company borrowed $150,000 from an entity that is a shareholder of the Company. The loan is evidenced by a promissory note providing for repayment of the outstanding principal balance plus interest at the rate of 13% per annum on any remaining unpaid balance until the maturity date of October 31, 2008. This note also grants the lender a collateralized security interest, pari passu with other lenders, from the Company’s accounts receivable. The proceeds will be for general working capital purposes. On October 7, 2008, this loan was paid in full.

On October 3, 2008, the Company entered into a subscription agreement with an accredited investor that is a shareholder of the Company, for an offering of 300,000 shares of Common Stock and five-year warrants to purchase 120,000 shares of Common Stock, in consideration for $75,000. Each warrant to purchase Common Stock is exercisable at $0.30 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before closing. The proceeds of the offering will primarily be used for general corporate purposes.

On October 7, 2008, the Company entered into a subscription agreement with an accredited investor who is also a shareholder of the Company, for an offering of 2,222,223 shares of Common Stock and five-year warrants to purchase 888,890 shares of Common Stock, in consideration for $400,000. The consideration was paid through the satisfaction of two outstanding promissory notes (dated, September 30, 2008 and, October 3, 2008 ). Each warrant to purchase Common Stock is exercisable at $0.22 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before closing. The proceeds of the offering will primarily be used for general corporate purposes.

On October 10, 2008, the Company entered into a subscription agreement with two (2) accredited investors who are also Directors, Philip Turits and Marvin S. Rosen, for an offering of 750,000 shares of Common Stock and five-year warrants to purchase 300,000 shares of Common Stock, in consideration for $75,000. Each warrant to purchase Common Stock is exercisable at $0.12 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before closing. The proceeds of the offering will primarily be used for general corporate purposes.

     On October 10, 2008, the Company borrowed an aggregate of $85,000 from two Directors, Philip Turits, and Marvin S. Rosen. The loans are evidenced by two (2) promissory notes providing for repayment of the outstanding principal balance plus interest at the rate of ten percent (10%) per annum on any remaining unpaid balance The maturity date of these notes was October 15, 2008. . In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten days notice from the lender.. These notes also grant the lenders a collateralized security interest, pari passu with other lenders, from the Company’s accounts receivable. The proceeds will be for general working capital purposes. As of November 14, 2008, these loans had been  converted to Demand Notes.

     On October 24, 2008, the Company borrowed $500,000 from a non–related individual. The loan is evidenced by a promissory note providing for repayment of the outstanding principal balance on its maturity date of February 24, 2009, plus interest at the rate of ten percent (10%) per annum .In the event that the note is not repaid by the maturity date (a) the note will automatically convert to a demand note, and (b) the principal sum and all accrued interest will be payable in full upon ten days notice from the lender.The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. The proceeds will be for general working capital purposes. As of November 14, 2008, the maturity date of this loan had not occurred.

On October 24, 2008, the Company entered into a subscription agreement with an accredited investor for an offering of 454,546 shares of Common Stock and five-year warrants to purchase 181,819 shares of Common Stock, in consideration for $100,000. Each warrant to purchase Common Stock is exercisable at $0.26 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before closing. The proceeds of the offering will primarily be used for general corporate purposes.

     On October 31, 2008, the Company and a lender agreed to amend (“Amendment”) a promissory note (originally issued on October 22, 2008) evidencing $150,000 borrowed from the lender. Under this Amendment interest on the outstanding principal sum from October 22, 2008 together with all interest accrued from the date of executon of the Note at the rate of ten percent (10%) per annum upon the upaid balance until maturity. The maturity date of this note is December 31, 2008.  In the event that the note is not repaid by the maturity date (a) the note will automatically convert to a demand note, and (b) the principal sum and all accrued interest will be payable in full upon ten days notice from the lender. The Company did not pay the note on the maturity date; however, the note holder has not made a demand for payment on the Company. This Amendment also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. The proceeds will be for general working capital purposes.

     On November 5, 2008, the Company and a lender agreed to amend (“Amendment”) a promissory note originally issued May 27, 2008 (previously amended and restated on October 15, 2008, September 15, 2008 and July 15, 2008) evidencing $200,000 borrowed from the lender. Under this Amendment (i) interest on the outstanding principal balance from May 27, 2008 through July 14, 2008 shall be paid at the rate of 10% per annum, and (ii) interest on the outstanding principal balance from July 15, 2008 until the date of maturity shall be paid at the rate of 12% per annum, and (iii) the maturity date of this Amendment is December 15, 2008. This Amendment provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and  (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received.. This Amendment also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. The proceeds will be for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward–Looking Statements

The following discussion of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel, and other factors identified by us from time to time in our filings with the SEC. Historical operating results are not necessarily indicative of the trends in operating results for any future period. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

We seek to become a leading provider of Voice over Internet Protocol (VoIP) video and other advanced Internet services to, from, in, and between the developed markets of North America and Europe and emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. Our strategy is to provide a full suite of VoIP video and other Internet based services to consumers and corporations in the emerging markets and their communities of interest around the world. We seek to create local partnerships to facilitate distribution of our services within our target countries. We also seek to create global partnerships to facilitate broader distribution of our services. We have spent approximately $40 million on the development and maintenance of our infrastructure and service offerings, and believe that our VoIP network is one of the best, most advanced, next generation networks of any major telecommunications carrier. We currently market VoIP services to consumers, corporations, government entities, Internet service providers, and distribution partners and telecommunications carriers seeking to communicate internationally. We target markets that we believe have: (i) barriers to entry, (ii) substantial growth prospects, (iii) an increasing number of corporations operating within them, (iv) high cost of traditional telecommunications services, and (v) a substantial quantity of voice and data traffic between the United States and Europe and emerging countries within our target markets. We currently have operating agreements with over 200 carriers and provide services in over 100 countries.

The following table summarizes our results of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$14,515,430	$13,356,679	$37,446,087	$40,306,842
Operating expenses:
Cost of revenues	13,608,525	12,355,657	34,970,112	37,193,178
Depreciation and amortization	470,582	437,920	1,394,780	1,248,737
Selling, general and administrative	2,874,173	2,894,804	9,233,313	9,591,471
Advertising and marketing	35,549	36,472	83,973	142,257
Total operating expenses	16,988,829	15,724,853	45,682,178	48,175,643
Operating Loss	(2,473,399)	(2,368,174)	(8,236,091)	(7,868,801)

Other income (expenses):
Interest income	7,659	17,180	10,175	68,251
Interest expense	(134,223)	(27,573)	(204,810)	(78,552)
Gain (loss) on sale / disposal of fixed assets	–	–	(59,158)	–
Gain on settlement / extinguishment of debt	25,000	–	659,991	–
Gain on sale of investment in Estel	–	–	–	937,578
Loss from investment in Estel	–	–	–	(60,000)
Other	3,230	7,579	1,210	21,076
Total other income (expenses)	(98,334)	(2,814)	407,408	888,353
Net loss	$(2,571,733)	$(2,370,988)	$(7,828,683)	$(6,980,448)

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	93.8%	92.5%	93.4%	92.3%
Depreciation and amortization	3.2%	3.3%	3.7%	3.1%
Selling, general and administrative	19.8%	21.7%	24.7%	23.8%
Advertising and marketing	0.2%	0.3%	0.2%	0.4%
Total operating expenses	117.0%	117.8%	122.0%	119.6%
Operating Loss	(17.0%)	(17.8)%	(22.0)%	(19.6)%
	-
Other income (expenses):
Interest income	0.1%	0.1%	0.0%	0.2%
Interest expense	(0.9)%	(0.3)%	(0.5)%	(0.2)%
Gain (loss) on sale / disposal of fixed assets	0.0%	0.0%	(0.2)%	0.0%
Gain on settlement / extinguishment of debt	0.2%	0.0%	1.8%	0.0%
Gain on sale of investment in Estel	0.0%	0.0%	0.0%	2.3%
Loss from investment in Estel	0.0%	0.0%	0.0%	(0.1)%
Other	0.0%	0.1%	0.0%	0.1%
Total other income (expenses)	(0.6)%	(0.1)%	1.1%	2.3%
Net loss	(17.6)%	(17.8)%	(20.9)%	(17.3)%

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

In 2002, we established Efonica F-Z, LLC, as a retail services Company marketing VoIP products to consumer and corporate customers in emerging markets. Beginning in the Middle East, Asia and Africa, and then extending into Latin America, Efonica’s services are primarily sold through distribution channels on a pre-paid basis. Efonica’s customers can place calls from anywhere in the world to any destination using a personal computer, Internet protocol telephone or regular telephone when accompanied by a hardware device that may be purchased through Efonica. We believe that the introduction of advanced features such as voicemail, call waiting, and call forwarding will enhance this value-added offering. In February 2005, we completed our acquisition of the 49.8% minority interest in Efonica, and following such acquisition, we own 100% of Efonica.

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

Operating Expenses

Our operating expenses are categorized as cost of revenues, depreciation and amortization, and selling, general, and administrative expenses.

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

Selling, general, and administrative expenses primarily include salaries and benefits, insurance, occupancy costs, marketing and advertising, professional fees, and other administrative expenses.

Advertising and marketing expense includes cost for promotional materials for the marketing of our retail products and services, as well as for public relations.

Company Highlights

The following summary of significant events during the nine months ended September 30, 2008 and 2007 highlight the accomplishments and events that have influenced our performance during the respective periods.

Nine Months Ended September 30, 2008

•     $2.5 million raised in Common Stock equity financing.
•     Gordon Hutchins Jr., promoted to President and Chief Operating Officer. Matthew D. Rosen remains Chief Executive Officer.
•     A vendor debt was extinguished resulting in approximately $0.6 million of other income

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
•     Consummation of Private Placement - In May 2007, the Company entered into subscription agreements with 28 individual investors for an offering of $3.375 million in consideration for 3,375 shares of Series A-2 Cumulative Convertible Preferred Stock, (the "Series A-2 Preferred Stock").
•    Strategic Investment - A global communications service provider, DigitalFX International, Inc. has made a $700,000 strategic investment in the Company.
•     Sale of its Equity Interest in Indian Joint Venture - The Company completed the sale of its 49% equity share of Estel Communications Pvt., LTD an Internet service provider in India.
•     Interview with strategic investor- DigitalFX International, Inc.'s President Amy Black and President and CEO Matthew Rosen of Fusion interviewed in a live web cast on MN1, the world's premier web-based business news outlet to discuss their agreement and other current events.
•     VoIP World Conference in Dubai- On June 18, 2007, CEO, Mathew Rosen, delivered a keynote address to VoIP World Middle East 2007 conference in Dubai, UAE; · Launches Efonica Mobilink Service in Jordan – the Company announced that it has already expanded its network capacity in Jordan to meet growing customer demand.
•     Internet Café Solution – This new product targets a growing segment of the international calling marketplace, expanding Fusion's current reach into corporate, consumer and carrier markets worldwide.
•     Acquires Telecommunications License in Dominican Republic – Initiates Plan to Launch Comprehensive Suite of Voice and Video Solutions.

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007.

The information in our period – to – period comparisons below represents only our results from continuing operations.

Revenues

Consolidated revenues was $ 14.5 million during the three months ended September 30, 2008, compared to $13.4 million during the three months ended September 30, 2007, a decrease of $1.1 million or 8.7%.

Revenues for Voice to Carriers increased $1.3 million or 9.8%, to $14.2 million during the three months ended September 30, 2008 from $12.9 million during the three months ended September 30, 2007. The increased revenues were the result of an increase in the number of minutes; partially offsetting this increase was a decrease in the blended rate per minute, which was went from $0.0625 to $0.0612, this decrease in the blended rate on the quarter ended September 30, 2008 was significantly lower to the decrease experienced YTD. Based on the peaks and valleys of the carrier segment, we cannot predict what impact competitor-pricing pressure may have on future periods.

Revenues for Consumers, Corporations and Other during the three months ended September 30, 2008 was $ 0.3 million, compared to $ 0.4 million during the three months ended September 30, 2007, a decrease of $ 0.1 million, or 24.9%. The technical difficulties encountered in prior periods and the sale of the Indian Joint Venture in the second quarter of 2006 contributed to the decrease in the revenue for consumers; partially offsetting this decrease is an increase in the revenue for corporations as the Company continues gaining customers in this area.

Cost of Revenues

Consolidated cost of revenues was $ 13.6 million during the three months ended September 30, 2008, compared to $12.4 million during the three months ended September 30, 2007, an increase of $1.2 million or 10.1%.

Cost of revenue for Carriers was $13.4 million during the three months ended September 30, 2008, compared to $12.0 million during the three months ended September 30, 2007; an increase of 1.4 million or 11.3% as a result of an increase in the number of minutes; partially offsetting this increase was a decrease in the blended rate per minute, consistent with the increase in revenues.

Cost of revenues for Consumers, Corporations and Other during the three months ended September 30, 2008 were $0.3 million compared to $0.4 million during the three months ended September 30, 2007, a decrease of $0.1 million or 29.4%. This decrease was also consistent with the revenue variance.

Operating Expenses

Depreciation and Amortization:      Depreciation and amortization increased $0.03 million or 7.5% to $0.47 million during the three months ended September 30, 2008, from $0.44 million during the three months ended September 30, 2007. Our depreciation expense increased as more assets were placed into service during the third quarter of 2008 compared to the same period of 2007.

Selling, General, and Administrative:           Selling, general, and administrative expenses during the three months ended September 30, 2008, were consistent with the three months ended September 30, 2007.

Advertising and Marketing      Advertising and marketing expenses for the quarter ended September 30, 2008 were consistent with the same period of 2007.

Operating Loss: Our operating loss increased $0.1 million or 4.4% to a loss of $2.5 million during the three months ended September 30, 2008, from a loss of $2.4 million during the three months ended September 30, 2007. The decrease in operating loss was primarily attributable to the decline in revenues.

Other Income (Expenses):       Total other income (expense) increased $0.096 million from a loss of $0.003 million to a loss of $0.093 million during the three months ended September 30, 2008. This increase was partially attributable to higher amounts of financing interests being paid to a non–related party and the debt settlement with a vendor.

Net Loss:      Net loss increased $0.2 million, or 8.5% to $2.6 million during the three months ended September 30, 2008, from $2.4 million during the three months ended September 30, 2007. The primary factor contributing to this increase were the increased interest expenses and the decreased gross margin during the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007.

Revenues

Consolidated revenues was $37.4 million during the nine months ended September 30, 2008, compared to $40.3 million during the nine months ended September 30, 2007 a decrease of $2.9 million or 7.1%.

Revenues for Voice to Carriers decreased $2.7 million or 7.0%, to $36.3 million during the nine months ended September 30, 2008 from $39.0 million during the nine months ended September 30, 2007. Contributing to this decrease was a decrease in the blended average rate per minute, which went from $0.0686 in 2007 to $0.0568 in 2008; this decrease was partially offset by an increase in the number of minutes.

Revenues for Consumers, Corporations and Other during the nine months ended September 30, 2008 was $1.1 million, compared to $1.3 million during the nine months ended September 30, 2007, a decrease of $0.2 million, or 10.7%. Revenues for Consumers decreased as a result of the technical difficulties encountered in prior periods and the sale of the Indian Joint Venture in the second quarter of 2007, this decrease was partially offset by an increase in Revenue for Corporations as a result of an increase in the number of customers.

Cost of Revenues

Consolidated cost of revenues was $35.0 million during the nine months ended September 30, 2008, compared to $37.2 million during the nine months ended September 30, 2007, a decrease of $2.2 million or 6.0%.

Cost of Revenues for Carriers was $34.2 million during the nine months ended September 30, 2008, compared to $36.2 million during the nine months ended September 30, 2007. A decrease of $2.0 million or 5.5 % as a result a decrease in the blended rate per minute; partially offsetting this decrease was an increase in the number of minutes.

Cost of revenues for Consumers, Corporations and Other during the nine months ended September 30, 2008 was $0.8 million compared to $ 1 million during the nine months ended September 30, 2007, a decrease of $ 0.2 million or 24.1% consistent with the revenue variance.

Operating Expenses

Depreciation and Amortization:     Depreciation and amortization increased by $0.1 million or 11.7% to $1.4 million during the nine months ended September 30, 2008, from $1.3 million during the nine months ended September 30, 2007. Our depreciation expense increased as more assets were placed into service during 2008 and the end of 2007.

Selling, General, and Administrative:     Selling, general, and administrative expenses decreased $0.4 million or 3.7% to $9.2 million during the nine months ended September 30, 2008, from $9.6 million during the nine months ended September 30, 2007. Salaries, benefits, and other personnel related expenses decreased approximately $0.3 million as a result of several senior management and other positions being eliminated during 2007. Consulting expenses and software licenses and maintenance decreased approximately $0.4 million as better rates were negotiated or expenses were no longer needed. Partially offsetting this decrease was an increase of $0.3 million in our communication expenses.

Advertising and Marketing:     Advertising and marketing expenses decreased $0.058 million or 41.0% to $0.084 million during the nine months ended September 30, 2008, from $0.142 million during the nine months ended September 30, 2007 as the advertising and marketing campaign of our Efonica product was more aggressive during the first nine months of 2007.

Operating Loss:     Our operating loss increased $0.3 million or 4.7% to $8.2 million during the nine months ended September 30, 2008, from a loss of $7.9 million during the nine months ended September 30, 2007. The decrease in operating loss was primarily attributable to the decline in revenues.

Other Income (Expenses):     Total other income (expense) went from other income of $0.9 million during the nine months ended September 30, 2007 to other income of $0.4 during the nine months ended September 30, 2008, a decrease of $0.5 million, or 53.3%. During the second quarter of 2007, the company sold its equity ownership of Estel and recorded a gain of $0.9 million and during the first quarter of 2008, the company recorded a gain of $0.6 million on the extinguishment of debt. Also contributing to this decrease in other income during the nine months ended September 30, 2008 were losses on assets disposal, the debt settlement with a vendor and increased interests expenses as a result of additional financing incurred during this period.

Net Loss:     Net loss increased $0.9 million, or 12.5% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase in net loss is attributable to the decreased sales during the first nine months of 2008.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flow from operations. As of September 30, 2008, we had Stockholders’ equity of approximately $1.8 million as compared to $6.7 million at December 31, 2007, and a working capital deficit of approximately $8.4 million as compared to $4.2 million at December 31, 2007.  During the nine months ended September 30, 2008, we raised approximately $ 2.5 million from the sale of our securities through private placement financing (See Note 6 to the consolidated financial statements contained in this quarterly report on Form 10-Q). The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings.

Below is a summary of our cash flow for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Nine Months Ended September 30, 2008
	2008	2007
	(unaudited)	(unaudited)
Cash used in operating activities	$(2,697,814)	$(5,154,720)
Cash used in investing activities	(321,729)	(13,909)
Cash provided by (used in) financing activities	3,381,799	3,891,186
Increase in cash	362,256	(1,277,443)
Cash and cash equivalents, beginning of period	114,817	2,743,155
Cash and cash equivalents, end of period	$477,073	$1,465,712

Sources of Liquidity

As of September 30, 2008, we had cash and cash equivalents of approximately $0.5 million. In addition, as of September 30, 2008, we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through September 30, 2008, we financed our operations from cash provided from financing activities. These activities were primarily through net proceeds of approximately $23.3 million from our initial public offering (IPO), and the private placement of approximately $63.0 million of equity securities, $1.6 million from the exercise of Stock options and Warrants, and $23.2 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $0.4 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively. We expect our cash capital expenditures to be approximately $0.2 million for the next three months ending December 31, 2008. The 2008 estimated capital expenditures primarily consist of additional retail infrastructure development, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $2.7 million and $5.2 million during the nine months ended September 30, 2008 and 2007, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities decreased significantly during 2008, primarily due to the completion of the majority of the expenses associated with the build out of our retail infrastructure. As we transition our existing customers to our new infrastructure and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances, we would need to secure letters of credit or bonds to do so.

Debt Service Requirements

At September 30, 2008, we had approximately $1.9 million of current debt, which relates primarily to our notes payable and capital lease/equipment financing obligations. We intend to pay current obligations through internal funds or external financing.

Capital Instruments

During the nine months ended September 30, 2008, the Company entered into subscription agreements for sale of an aggregate of 9,006,467 shares of Common Stock and five–year warrants to purchase 4,307,652 shares of Common Stock, in consideration for approximately $2.5 million, net of approximate expenses of $4,000. Each warrant to purchase Common Stock is exercisable at an amount equal to 120% of the closing price of the Company’s Stock on the business day before closing.

Critical Accounting Polices and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K/A . Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Fixed revenue is earned from monthly recurring services provided to the customer that are fixed, recurring in nature, and contracted for over a specified period. The initial start of revenue recognition is after the provisioning, testing and acceptance of the service by the customer. The charges continue to bill until the expiration of the contract, or until cancellation of the service by the customer.

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

Cost of Revenues and Cost of Revenues Accrual

Cost of revenues is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate calls. The majority of our cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switches. Each period the activity is analyzed and an accrual is recorded for minutes not invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

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

At September 30, 2008, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds held in major financial institutions. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At September 30, 2008, all of our outstanding debt has fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. Consequently, we currently believe that our interest rate risk is very low.

We currently do not conduct any significant amount of business in currencies other than the United States dollar. The reporting and functional currency for our Dubai international subsidiary is the United States dollar. However, in the future, we likely will conduct a larger percentage of our business in foreign currencies that could have an adverse impact on our future results of operations

Item 4T. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during this fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract, failure to pay to plaintiff moneys allegedly due under the terms of a Professional Services Letter Agreement (the “PSLA), violation of the terms of a Master Software License Agreement (the “MSLA”), and Prejudgment interest and costs. The Company vigorously refutes the charges. On September 17, 2008, the Company filed a counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damage; including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort.  The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in our accompanying financial statements because of this claim.

Item 1A. Risk Factors.

Going Concern

At September 30, 2008, the Company had a working capital deficit of approximately $8,287,000 and an accumulated deficit of approximately $121,835,000. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the nine months ended September 30, 2008, the Company raised $2,500,000 net of expenses from the sale of its securities through private placement. The Company’s long-term liquidity is partially dependent on its ability to successfully complete the rollout of its full suite of retail VoIP paid services and effectively market its paid services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

Notice from Exchange

On October 10, 2008, the Company received a notice from the Corporate Compliance Department (the “Staff”) of the NYSE Alternext US LLC (the “Exchange”) indicating that the Company no longer complies with certain of the Exchange’s continued listing standards, as set forth in Part 10 of the NYSE Alternext US LLC Company Guide (the “Company Guide”).

The Staff notice provides that:

The Company had stockholders’ equity of less than $4 million and losses from continuing operations and net losses in three of its four most recent fiscal years, and stockholders’ equity of less than $6 million and losses from continuing operations and net losses in its five most recent fiscal years, as a result of which the Company is not in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide; and

The Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired, that, in the Exchange’s opinion, it is questionable whether the Company can continue operations and/or meet its obligations as they mature, as a result of which the Company is not in compliance with Section 1003(a)(iv) of the Company Guide.

The Company was also advised that within five days of the date of the letter from the Exchange, the Company will be included in a list of issuers that are not in compliance with the Exchange’s continued listing standards, which is posted on www.amex.com and includes the specific listing standard(s) with which a company does not comply. Furthermore, the Company will become subject to the indicator .BC to denote its noncompliance, which will be disseminated as an extension of the Company’s symbol on the Consolidated Tape Association’s Consolidated Tape System and Consolidated Quote Systems low speed and high speed tapes whenever the Company’s trading symbol is transmitted with a quotation or trade. Both the website posting and the indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

In order to maintain its listing, the Company must submit plans to the Exchange by November 17, 2008 addressing how it intends to regain compliance with (a) Section 1003(a)(iv) of the Company Guide by April 10, 2009 and Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide by April 12, 2010 (collectively the “Plans”). If the Company does not timely submit the Plans, or if the Plans are not accepted, the Company will be subject to delisting proceedings. If the Plans are accepted but the Company is not in compliance with the continued listing standards of the Company Guide by April 10, 2009 and/or April 12, 2010, respectively, or if the Company does not make progress consistent with the Plans during the plan periods, the Exchange staff will initiate delisting proceedings as it deems appropriate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6.

(d) Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Promissory Note (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on January 31, 2008).
99.2	Form of Promissory Note and Security Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)
99.3	Form of Promissory Note and Security Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)
99.4	Form of Subscription and Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on November 23, 2008)
99.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit10.2 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on November 23, 2008)
99.6	Form of Subscription and Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)
99.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)
99.8

Form of Amended and Restated Promissory Note and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
Date: November 14, 2008	as Chief Executive Officer

By: /s/ BARBARA HUGHES
Barbara Hughes
Date: November 14, 2008	as Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.