Form 10-K
period 2008-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2009-03-31
CIK 1071411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 –K

x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

o          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

(212) 201-2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYSE Amex
Redeemable Common Stock Purchase Warrants	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
              None
              (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes |☒• No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No ☒

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

Large accelearted filler ☐	Accelerated filer ☐
Non-accelerated filler ☐ (do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|• No |X|•

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock as reported by NYSE Amex on June 30, 2008 was $0.30 per share, was $7,199,924. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the registrant and persons owning 5% or more of the registrant’s common stock have been excluded, in that such persons may be deemed to be affiliates of the registrant. Such exclusion should not be deemed a determination or admission by the registrant that such individuals or entities are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 17, 2009, is as follows:

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	49,165,041

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to 424(b) or (c) under the Securities Act of 1933.

NONE

TABLE OF CONTENTS

PART 1     4

Item 1 Business     4
Item 1A. Risk Factors     15
Item 1B. Unresolved Staff Comments     21
Item 2. Properties     21
Item 3. Legal Proceedings     22
Item 4. Submission of Matters to a Vote of Security Holders     22

PART II     24

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities     24
Item 6. Selected Financial Data     25
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations     25
Item 7A. Quantitative and Qualitative Disclosures about Market Risks     36
Item 8. Consolidated Financial Statements and Supplementary Data     37
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     37
Item 9A (T). Controls and Procedure     37

PART III     38

Item 10. Directors, Executive Officers and Corporate Governance     38
Item 11. Compensation of Directors and Executives     44
Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters     48
Item 13. Certain Relationships, Related Transactions, and Director Independence     51
Item 14. Principal Accounting Fees and Services     54
ITEM 15. Exhibits, Financial Statements Schedules.     55
SIGNATURES     55

PART 1

Item 1 Business

Overview

Fusion Telecommunications International, Inc. (the terms “Company,” “us,” and/or “we” and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) is a provider of IP-based digital voice and data communications services to carriers and corporations worldwide. Our strategy is to continue to grow our existing carrier business, while accelerating the growth of our corporate business to ensure that an increasing portion of our revenues are derived from this higher margin and more stable business segment.

The Company’s services include local, long distance, and international Voice over Internet Protocol (VoIP) services; broadband Internet access; private line circuits; virtual private network (VPN) services; audio and web conference calling; fax services and a variety of other enhanced communications services and features. The majority of our voice services utilize state-of-the-art Voice over Internet Protocol (VoIP) technology rather than traditional circuit-switched technology. This choice of technology allows us to deliver voice, data, and Internet access services over a single facility, while providing service quality and reliability comparable to that of the historical circuit-switched service providers.

In the past, we have marketed our services to corporations, consumers, and carriers. However, we have recently decided to exit the consumer business segment as part of a restructuring designed to decrease our operating costs, enhance our efficiency, and increase our focus on the more stable and profitable corporate segment. Going forward, we believe that we will increase the percentage of our total revenues that are derived from higher margin corporate business.

Our carrier services are sold to other communications carriers throughout the world, including U.S. based carriers wishing to terminate transmission of telephone services to international destinations, as well as foreign carriers wishing to terminate in the U.S. and throughout the world. We also purchase domestic and international termination services from carriers. We currently have over 200 carrier customers and vendors. Our corporate services are sold to small, medium, and large businesses, located within the United States and selected foreign countries. These predominantly IP-based services are designed to meet the communications needs of growing businesses, while maximizing the price-performance ratio. We currently serve corporate users in 19 states.

During the past several years, the migration to VoIP services has accelerated. In fact, a study by Booz Allen Hamilton predicts that the volume of VoIP traffic will exceed the volume of traditional circuit-switched traffic in 2010. At the same time, Internet access throughout the world is expanding at double-digit and even triple-digit growth rates. The carrier services market continues to expand, and today approximately 60% of all carrier traffic is carried via the Internet. Although there are widely varying estimates of the size of the total market for corporate VoIP services, consensus estimates project the market at $20 - $25 billion for 2009.

In addition to our strong position in the carrier market, we believe that Fusion is well positioned to capitalize on the rapid growth of the corporate VoIP market. We believe that the global networking infrastructure available from our carrier operations, coupled with our ability to leverage our relationships with over 200 global carriers, provide us with a significant competitive advantage in this market. And, we believe that the experience of our sales, operations, and management personnel provide the skills and relationships we need to execute our strategy and grow this important segment of our business.

Services

Historically, we have derived the majority of our revenues from the carrier business segment. Specifically, those revenues have come primarily from U.S.-based carriers requiring voice connectivity to emerging markets. As we continue to execute our strategy for this segment, we anticipate a larger number of non-U.S. based carrier customers, who will require voice connectivity to the U.S. and to foreign locations.

We are currently seeking to expand our retail revenue stream by continuing to market to small, medium, and large business customers. These corporate services are marketed via both direct sales and partner sales distribution channels. In general, the direct sales organization targets medium and large enterprise customers, while the partner sales organization targets small to medium businesses.

Until recently, we have also marketed communications services to consumers. However, as previously mentioned, we have decided to exit this business segment as part of our recent restructuring. Although we will no longer actively market consumer services, we are currently negotiating with a company that would assume the management of this business and its personnel in return for a share of the profits.

Corporate Services

Fusion offers a full suite of advanced corporate communications solutions, designed to provide significant benefits to small, medium, and large businesses with single or multiple locations worldwide. Our solutions provide all required hardware as well as the services themselves, thus providing the customer with everything needed to implement a complete service solution.

Our corporate services minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network, provide compelling features when compared to traditional analog telephone service, offer high quality, and reduce the overall cost of communications. On average, our corporate services save the customer approximately 20%. Fusion’s IP-based corporate solutions also prioritize voice traffic over data traffic to ensure that a customer always has adequate Internet bandwidth to experience premium voice quality.

Fusion’s growing suite of corporate services includes:

Hosted IP-PBX – Fusion’s Hosted IP-PBX service allows a company to completely replace its legacy office telephone system with a state-of-the-art digital telephone system. Our feature-rich, “hosted” solution eliminates the need to own and operate a costly, complex telephone system – often reducing upfront capital costs by 50% –, and fully eliminate the cost of calls between corporate locations. This service is ideal for companies with multiple offices or highly mobile workforces, and for companies that are opening a new office or need to expand or replace existing telephone systems. Full integration with Microsoft Outlook® provides a simple method to place calls by clicking on an Outlook contact, while voicemails are delivered as emails with an attached voice message that can be played on any computer or handheld wireless device. All corporate service options can be configured by the user in real time using a personal user portal, eliminating the labor costs associated with the continuing reconfiguration of legacy telephone systems.

IP Connect – IP Connect allows a company to retain and use its existing legacy telephone system, while relying on Fusion’s IP-based network to provide its local network access and domestic and international long distance service. IP Connect customers will save on their local, long distance, and international call charges, and gain the many advantages of true Internet telephony. They will eliminate the cost of interoffice calling, and combine their voice and data traffic onto a single broadband access facility for further cost savings – all without having to write off their existing technology investment.

IP Call Termination – IP Call Termination allows a company to retain and use its existing legacy telephone systems, as well as its existing local network access, while leveraging Fusion’s global network to obtain the highest quality, lowest cost domestic and international long distance service. This is a service that would be used by major corporations with significant international calling.

Internet Access – Fusion offers reliable, secure and cost-effective broadband Internet Access to all users. Fiber optics, broadband over copper, and other technologies, allow us to provide Internet access at bandwidth levels ranging from T-1 (1.5 Mbps) to DS-3 (45 Mbps) and higher. Utilizing our ability to route both voice and data over the same facility, and using our Quality of Service (QoS) routers to always ensure adequate bandwidth for voice traffic, we also maximize the efficiency of the access purchased. Our strong relationships with carriers throughout the world let us provide Internet access on a global basis.

Conferencing Service – Fusion’s conferencing service offers business customers a versatile online meeting experience. The simple-to-use, reservation-less service combines traditional audio conferencing with web access to let corporations communicate at any time with customers, suppliers, and partners anywhere. The service integrates with Microsoft Outlook®, offers recording capability, and even allows the user to publish recorded content as a podcast for further distribution.

Fusion Fax – Fusion’s desktop fax solution allows companies to electronically send, receive, store, and print faxes using their existing email and Internet infrastructure. This advanced fax solution requires no application-specific hardware or software, and employs the latest in security capabilities. Additionally, each user account can be personally controlled through a secure web interface that controls user preferences, cover sheet design, and delivery report options.

Mobilink – Fusion offers customers traveling away from the office the ability to remotely access their service platform. Remote calls from landline or mobile telephones will be handled as if they originated from the user’s normal office telephone, will be charged at the discounted rates associated with Fusion’s corporate service rather than at typically much higher mobile rates, and will be billed to the customer on the same monthly invoice as the rest of the services provided to the customer.

Private Line Networks – Leveraging our relationships with carrier throughout the world, we offer corporate users a full range of private line services between both domestic and international locations. Services can be engineered to both U.S. (T-1) and international (E-1) standards, are available at all bandwidth levels, and can be provisioned using traditional fiber optic or satellite facilities as well as packet-based technologies. Services include traditional point-to-point networks, as well as Multi-Protocol Label Switching (MPLS) networks and Virtual Private Networks (VPN).

Data Center Services – Fusion offers its corporate users the opportunity to locate their communications or data equipment in its secure, co-location facility. This facility offers full environmental controls, battery and generator back-up power (AC and DC), 24x7 key-card access, round-the-clock monitoring, and a wide range of technical support services that can be provided by our on-site technical support personnel.

We combine services as necessary to create the precise communications package required by each customer. For example, we may use IP Connect service at a customer’s headquarters location that already has a significant investment in telecommunications hardware, yet utilize a Hosted IP-PBX solution at a new branch office location being established. Each customer is different, and we believe that our ability to uniquely tailor services to the customer’s requirements is a major part of what differentiates Fusion from the competition.

Our corporate services generally offer several different calling packages, designed to meet the needs of different users. Generally, base level plans offer a nominal monthly recurring charge (MRC) for the basic service. Additional charges, such as local, long distance, or international calling, are charged at per minute rates. Other packages with a higher MRC may include a specific number of minutes of local or long distance calling or even unlimited local or long distance calling. Optional features for our basic services are available for an incremental MRC appropriate for the service. Internet access services and/or private line services are charged on the basis of a fixed MRC for the service provided, and are generally based on the bandwidth utilized, and the endpoints of the circuit.

We have contracts with all of our corporate customers. Our contracts are typically for a one-year, two-year, or three-year terms, and have early cancellation penalties. As the majority of our contracts are for a three-year term, the average term of all contracts is approximately 2.7 years.

Carrier Services

Our carrier services include voice termination via both VoIP and traditional Time Division Multiplexing (TDM) or “circuit-switched” technology. This wholesale termination traffic consists of minutes of domestic and international long distance usage that must be terminated to telephone numbers in the intended destination countries. The majority of this traffic is international traffic, and we terminate carrier voice traffic to all countries worldwide using three distinct methods of termination:

Direct Termination –Traffic routed via direct termination will travel directly from Fusion’s international gateway switch to the facilities of an interconnecting carrier in the destination country. We enter into “interconnection agreements” with such carriers, typically the dominant or secondary carrier in the applicable market. Our interconnection with the distant carrier is usually via VoIP, but may in some cases utilize leased fiber optic or satellite transmission facilities. Our direct termination agreements allow us to terminate voice traffic into that country and, in most cases, receive traffic from that country. The interconnection agreement provides for a “direct” relationship between Fusion and the interconnecting carrier and provides the maximum level of control over route quality and capacity.

Indirect Termination – Traffic routed via indirect termination will also travel from Fusion’s international gateway switch to the facilities of a carrier in the destination country. However, when utilizing indirect termination, we are sharing the interconnection arrangement and facilities with another carrier. We have dedicated capacity on the route, and significant control over quality and capacity, but do not bear the sole cost burden of the route or the sole responsibility of maximizing utilization of the route.

Transit Termination – Traffic routed via transit termination will travel from Fusion’s international gateway switch via another carrier’s switch and their international routes to the destination country. We often use multiple transit termination routes in order to obtain the best possible levels of quality and capacity for the termination of our carrier customers’ voice traffic.

All voice termination services utilize our proprietary least cost routing (LCR) technology and systems, to insure termination to the final destination at the lowest possible cost, thus maximizing our profit on that traffic. Using LCR technology, we will often “blend” routes to provide our customers with the optimal mix of price and quality, or to meet unique customer requirements for the termination of voice traffic to specific countries.

We also utilize the termination capacity obtained through our interconnection agreements and other methods of termination to carry retail traffic. As we continue to execute our strategy for the growth of our corporate business segment, we expect to use an increasing percentage of our termination capacity for our higher margin retail traffic.

We procure required Internet access and private line circuits from our global network of carriers. We also leverage our relationship with these carriers in order to provide the high quality, low cost Internet access, and private line services necessary to meet the international communications requirements of our corporate customers.

In addition to our carrier voice termination services, we provide co-location services to other communications service providers, enabling them to co-locate their equipment within our switching facility or lease a portion of our equipment located at that site. We also provide a variety of equipment maintenance and other technical services to our co-location customers. We frequently provide voice termination services to the carriers that co-locate with us.

All carrier voice termination services are priced on a per minute basis, based upon the destination called, the time of day, and the customer’s overall traffic volume. We have reciprocal agreements with many of our customers, and the pricing in those agreements may also reflect the pricing provided to us for our terminating traffic. Prices for Internet access or private line service provided to carriers, as well as pricing for co-location services, are based on a fixed MRC for the services provided.

We have contracts with all of our carrier customers. Our contracts with carriers typically have a one-year renewable term, with no minimum traffic volume per month, and allow the customer to terminate without penalty.

For the years ended December 31, 2008, and 2007, Qwest accounted for 34% and 40% of our total revenues, respectively.

Consumer Services

We have also historically offered a variety of IP-based consumer services. These services were typically sold internationally under the “Efonica” brand name or under brands owned by private label distributors. The services provided VoIP calling to consumers using a PC running Fusion’s proprietary softphone application and a wireless, broadband or dial-up Internet connection; a mobile telephone using a local “Mobilink” access number; or a variety of communications hardware devices, including Internet phones and regular phones with an Analog Terminal Adaptor (ATA) as we have now exited the consumer business, we are no longer actively offering these services.

Strategy

Our strategy is to continue to grow our existing carrier business, while accelerating the growth of our corporate business to ensure that an increasing portion of our revenues are derived from this higher margin business segment.

Corporate Segment

In our corporate segment, we are focusing on generating the rapid growth necessary to make the revenues and margin from this segment a more significant portion of total Company revenues and margin. Specifically, we will focus on the following strategies:

Expand the Direct Sales Effort – We will continue to expand the direct sales effort that we launched in the fourth quarter of 2008. We currently have direct sales personnel based in our New York headquarters, and are adding a direct sales component to our South Florida office. In the future, we intend to expand our direct sales effort to include other major metropolitan areas.

Focus on Direct Sales to Large Enterprises – In the current economy, large enterprises are particularly focused on saving costs wherever possible. This provides us with an excellent entry to some very large potential customers that previously may have been difficult to approach. We are leveraging this unique opportunity to meet with such customers in order to drive the sale of our high-volume international call termination services and global Internet access and private line networking services.

Increase the Number of Partners – We continue to seek new sales “partners” to assist in the indirect sale of our services to small and medium businesses. In particular, we are looking to attract partners that have an existing base of voice and/or data customers, partners with a significant direct sales effort and/or a network of sub-agents that can sell our products and services, and partners looking to add VoIP services to their existing product portfolio.

Increase Partner Productivity – We are working to increase the average productivity of our partners with additional training on our products and services, targeted promotions, and closer management and support. We are also seeking to add partners that have more direct control over the sale of services, including hospitality management companies, franchise companies, and other similar entities.

Increase Average Revenue per Account – We are seeking to increase the average revenue per account for both new and existing customers. We are focusing on the sale of add-on or enhanced services, including auto-attendant service, call center features, audio and web conferencing, and fax services. We are also working to increase the percentage of customers that order their broadband Internet connection from us.

Introduce New Products and Services – We intend to continue to attract new customers and drive increased revenue through the introduction of new products and services, as well as innovative and competitive new service packages.

Carrier Segment

In growing our carrier segment, we will focus on both the revenue growth and the margin growth of this segment. In particular, we will focus on the following:

Expand Direct Termination Agreements – We will seek to expand the number of international carriers with whom we interconnect on a direct basis. As we continue to grow our base of carrier business, such direct interconnections will provide the best possible levels of quality and capacity, and will maximize the revenue and margins attributable to the international traffic we terminate.

Increase Business with Existing Carrier Customers – We will seek to strengthen our relationships with existing major customers, and to maximize the traffic received from and sent to them. We believe expanding existing relationships is the best way to quickly increase revenue, and that expanding volume generally leads to more attractive pricing and margins.

Increase Sales to Non-Traditional Carriers – We will seek to expand our sales to non-traditional carriers, including cable television providers, Internet search engine companies, and large IP telephone companies. We believe the revenues streams from such entities will be more predictable and will offer better margins than the revenues from traditional domestic and international carriers.

Focus on Back-Office Automation – We will continue to automate functions that will allow us to reduce headcount or costs, thereby improving margins, and to respond more quickly to the needs of our carrier customers. In this area, we anticipate continued improvements in areas such as routing, code management, traffic monitoring and alarms, capacity management, provisioning, circuit testing, and billing.

Strengths

In executing our strategy, we believe that we will benefit from the following strengths:

Global Network Infrastructure – Our IP-based network, coupled with our interconnection to over 200 major carriers, provides the connectivity we need to service the global requirements of our corporate and carrier customers. Moreover, we are able to leverage our extensive carrier relationships in order to provide Internet access, private lines circuits, and other services to our corporate users worldwide.

Flexible, Reliable, and Scalable Services Platform – Our integrated IP services platform allows for the rapid introduction and deployment of new services, features, and functionality for our corporate users. Its redundant network elements and reliable off-the-shelf hardware allow for high quality and high service reliability and, the diversified architecture allows for scalability as well as additional network reliability.

Management, Directors, and Advisors – Our executive management team has over 100 years of industry experience, and all of our senior executives have experience working in major telecommunications enterprises as well as entrepreneurial ventures. Our active Board of Directors and Board of Advisors include recognized and leaders in business, government, finance, real estate, education, and law.

Balanced Strategy – We believe our strategy of balancing the traffic volumes, network efficiencies, interconnection agreements, and network infrastructure of our carrier business with the stability and higher margins of our corporate business will allow us to leverage the strengths of each business segment to further the growth of the other and thus accelerate our path to profitability.

Systems and Processes – Our focused and systematic approach to sales, provisioning, installation, and customer service, coupled with our expanding use of automated systems, will allow us to quickly and accurately grow our base of corporate and carrier customers, be fully responsive to the ongoing needs of those customers, and maintain the lowest possible operating costs for our business.

Sales and Marketing

We market our IP-based services, as well as our broad range of other communications services, to carriers and corporations. Our day-to-day sales and marketing efforts employ direct sales and partner sales, as well as referrals and strategic relationships.

Direct Sales

Our carrier services are generally sold through direct sales channels. We have carrier sales and international business development personnel based in the U.S., Europe, and Africa, and they are responsible for selling to and buying from our carrier partners. Our corporate services are also sold through direct sales channels. We have corporate sales personnel based at our New York headquarters and, in the near future, at our Ft. Lauderdale office.

Our direct sales personnel are experienced professionals, who generally come to us with 10+ years of sales and telecommunications experience. Most have worked for large established companies, as well as smaller entrepreneurial companies. Ongoing training on the Company, our products and services, telecommunications technology, and sales techniques are a part of each direct sales person’s weekly routine.

Our direct sales personnel are compensated on a combination of base salary and incentive compensation, with the latter being based directly on revenue generated. Each sales person has established objectives by month, and is held accountable for the achievement of those objectives.

Partner Sales

Our corporate services are also sold through independent agents or “partners,” who leverage their existing business relationships to sell our services. Our partners are compensated solely on a commission-based structure. We typically control the product, pricing, branding, technical support, billing, and collections. Our partners include interconnect companies, data service companies, value added resellers, network and IT consultants, and LAN/WAN integrators, as well as companies dedicated to the sale of IP-based communications services. In addition to local distribution and support, our partners sometimes assist in the installation of our services. As of December 31, 2008, we were represented by 40 partners located in 18 states.

Sales Referrals

For both our carrier and corporate services, we occasionally use referrals to gain our initial introduction to a potential customer. In such cases, we generally have a referral agreement with the applicable individual or entity, and will pay a referral fee in those instances where the introduction leads to a revenue producing account.

Strategic Relationships

We enter into agreements with strategic partners that wish to market and distribute our products and services. In some cases, an agreement may also provide us the ability to market the strategic partner’s products and services. The terms of these agreements differ by partner, but in general such agreements provide for the selling party to receive a commission based on sales volume or to participate in a revenue or profit sharing arrangement.

Marketing

We generally focus our marketing efforts on support of our direct and partner sales efforts. In particular, we focus on sales collateral, trade shows, and events for prospective customers. Our use of advertising is minimal.

Operations

We believe the manner in which we service customers after they have placed an order has a significant potential to differentiate us from our competitors. We rely on our people and automated systems to ensure that provisioning, installation, training, billing, and customer service provide the best possible experience for our valued customers.

The provisioning process turns a customer order into the necessary equipment and systems programming to properly deliver the specific services that were ordered. In the case of corporate VoIP services, this means verifying all order information; conducting a site survey of the customer’s location(s) and current equipment; building the proper customer profiles within our service platform; ordering and shipping required telephones, routers, and other equipment; and setting up the necessary customer records in our billing system. For Internet access or private line circuits, provisioning may include engineering the circuit design and ordering required transmission facilities from the local telephone company or an interexchange carrier. In each case, we coordinate the efforts of our centralized provisioning organization and our provisioning systems to ensure that the process occurs in the minimum possible time, and that everything is tested and ready to meet the customer’s scheduled installation date.

On the scheduled installation date, a Fusion installation technician (internal or contracted) is dispatched to the customer premise to complete the installation. Depending upon the actual service ordered, the technician may configure and install IP telephones, install a router or Internet access device, complete required cabling, install and test Internet service, or install and test private lines. It is our objective to complete the installation on the scheduled date, and leave the customer satisfied that everything has been properly installed and is performing as expected.

We believe that training the customer to take full advantage of the features and functionality of our corporate VoIP services is a critical component of the service delivery process. Thus, immediately after installation, we complete an in-depth training session with the customer – either in person, via web conferencing, or telephonically. During this training session, we train the customer’s employees on the use of their services and features, and train the service administrator on the technical details required for the ongoing administration of the service. We also provide the customer with manuals covering the set-up and operation of the phones, voice mail, user portals, etc.

Customer invoices for our corporate services are delivered electronically via email on a monthly basis. We do not send paper invoices. Invoices include full call detail, as well as a breakdown of charges, taxes, and other fees. Monthly service charges are billed in advance, and usage based charges are billed in arrears. Our use of package plans including local and/or long distance calling increases the percentage of total charges billed in advance as an MRC, thus simplifying billing for us and the customer and minimizing subsequent customer service issues. Invoices for our carrier customers may be rendered on a weekly, semi-monthly, or monthly basis, and are also delivered electronically via email. Upon request, we will also provide carriers with an electronic file of their call detail records (CDR) for analysis or invoice audit purposes.

Customer service representatives are available to our customers on a 24 x 7 basis. Corporate customers will initially contact our retail customer service center, where billing questions and most general service questions are quickly answered. Where technical questions or service related issues require further assistance, the customer will be transferred to our network operations center (NOC) for the necessary technical support. Our generally more sophisticated carrier customers will initially contact our NOC for assistance. The NOC continuously tracks real-time performance of our network, and has full access to the necessary data, systems, tools, and technical personnel required to solve any customer or network issues.

The Network

Fusion’s products and services are delivered over an advanced, IP-based communications network that leverages the latest technology and allows for the rapid introduction of new features and applications. Our service platforms are built on a distributed architecture that enables us to extend our products and services globally, delivering our voice and data services to customers worldwide. Our network operations center is manned 24 x 7, and employs state-of-the-art monitoring and alert systems that ensure quality of service and a proactive response to any potential customer service issues. Automated back-office and support systems accelerate service provisioning and allow customers to add or change services efficiently.

Our carrier-class network employs a digitized, packet-switched service platform capable of interfacing with all Internet protocols, as well as with TDM or circuit-switched systems, and providing the flexibility necessary to seamlessly transport our customers’ voice and data traffic throughout the world. Multi-peered Internet access is delivered through dedicated and redundant high-speed interconnections to all major Internet backbones. Advanced route optimization technology delivers enhanced reliability and performance by routing around network hotspots and avoiding downtime, packet loss, and latency.

Key network elements include Veraz softswitch and media gateways; BroadSoft retail services platform; Cisco media gateways, routers, and switches; and Nextone session border controllers. These redundant network elements are interconnected via a dedicated, fiber-based gigabit Ethernet backbone. Most network elements are based on software applications that execute entirely on off-the-shelf servers. Built for easy and rapid scalability, as well as security and reliability, Fusion’s service platforms minimize the capital expenditures associated with legacy switching infrastructures, allow for shorter installation intervals and faster customer provisioning, and expedite the deployment of new and innovative products and services.

Our centralized network elements are housed in our own carrier-grade switching facility, located in a secure carrier building that houses many other carriers and is interconnected to all major carrier buildings. This choice of location allows for cost-effective and rapid interconnection and capacity expansion to carrier customers and vendors, as well as major enterprise customers. We believe our choices of location and equipment offer an extensible platform to support our envisioned growth and allow us to embrace emerging technologies as they become available.

Our network architecture is highly distributable and allows us to deliver our carrier and corporate services to every part of the world, quickly and reliably. We are able to locate remote network gateways in decentralized locations throughout the world, yet control the services they deliver from our centralized facility. As a result, we believe we can capitalize on market opportunities that would previously have been uneconomical due to the expense of deployment and the associated marketplace risks.

Our direct interconnections with over 200 global carriers are managed through sophisticated routing systems that allow us to fully monitor performance and dynamically route customer traffic based on unique parameters that ensure the highest quality at the lowest cost. Unlike many retail service providers that rely on only a few carriers to deliver their customers’ traffic, Fusion can leverage the strength and depth of its carrier business to provide the greatest possible range of network and traffic termination options for its corporate customers.

Competition

The communications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies, and pricing decisions of the larger industry participants. In addition, companies offering Internet, voice, and data communications services are, in some circumstances, consolidating. Service providers generally compete on the basis of price, customer service, product quality, brand recognition, and breadth of services offered. Additionally, carriers may compete on the basis of technology. Recently, the ability to provide VoIP services has been a key differentiator. As technology evolves and legacy systems become an encumbrance, we expect carriers to compete on the basis of technological agility, and their ability to rapidly deliver new services.

Within our carrier services segment, we compete with many of the largest domestic communications carriers, including AT&T, Verizon, Qwest, IDT, and Global Crossing. Internationally, we compete with major entities such as British Telecom, Telstra, Tata Communications, Cable & Wireless, Telecom Italia, and NTT. We also compete with smaller internationally-focused carriers, including Primus, iBasis, Compass Global, Arbinet, and BTS.

In the broad arena of VoIP service providers, we compete with companies such as Vonage, CBeyond, 8x8, deltathree, and Skype. However, as Vonage, Skype, and deltathree focus primarily on consumers and very small business customers, we do not currently see them as major competitors. As we grow our presence in the corporate marketplace, we see our primary competitors as the business-focused VoIP service providers, like CBeyond and 8x8; service providers employing traditional technologies to sell into the enterprise marketplace, including PAETEC and XO Communications; cable television companies offering VoIP services, like Cox Communications and Cablevision; and the incumbent local telephone companies like AT&T, Verizon, and Qwest. We also believe that in the future, given relatively low barriers to entry, other companies may elect to compete in the VoIP services arena. While we believe our technology, back office systems, distribution relationships, and marketing skills provide us with a competitive advantage, many of our existing competitors have significantly greater resources, and more widely recognized brand names.

Government Regulation

Generally, in the United States, our services are subject to varying degrees of federal, state, and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing a various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

We cannot assure that the applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate, or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing, and/or terms or conditions of service, are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees, or other costs. We have been delinquent in certain filing and reporting obligations in the past including, but not limited to, filings with the FCC and Universal Service Fund (USF) reports and payments. We are currently working with various federal and state regulatory agencies to complete any outstanding filings.

As an international carrier, we are subject to FCC regulation under the Communications Act. We have applied for and received the necessary authority under Section 214 of the Communications Act to operate as an international carrier. Generally, our international traffic is subject to minimal regulation by state and local jurisdictions.

The regulatory requirements associated with operating as a VoIP service provider are evolving, and have historically been less clear. For example, the VoIP Regulatory Freedom Act of 2004 exempted VoIP service from state taxes and regulations and defined VoIP services as “lightly regulated information services.” However, the bill reserved the ability for states to require VoIP service providers to provide 911 services, to require them to contribute to state universal service programs, and to require them to pay intrastate access charges to other telecom providers.

In April 2004 the FCC rendered a decision on an AT&T Petition for Declaratory Ruling. It determined that where 1+ calls were made from regular telephones, converted into an Internet protocol (IP) format, transported over the AT&T Internet backbone, and then converted back from their IP format and delivered to the called party through the local telephone network, the service was a “telecommunications service” for which terminating access charges were due to the local exchange carrier. The FCC limited its decision to the specific facts of the AT&T case where the type of service involved ordinary Customer Premise Equipment (CPE) with no enhanced functionality, and the calls originated and terminated on the public switched telephone network (PSTN).

Although the FCC determined the specific services provided by AT&T to be telecommunications services subject to interstate access charges rather than information services not subject to such charges, it did not make a determination regarding the regulatory status of phone-to-phone VoIP or its exposure to key public policy issues like USF, 911 Emergency Service, and the Communications Assistance for Law Enforcement Act (CALEA). The FCC further qualified the decision by stating that they in no way intended to preclude themselves from adopting a different approach when they ultimately resolved the pending IP-Enabled Services rulemaking proceeding or the Inter-Carrier Compensation rule making proceeding.

In June 2005, the FCC imposed 911 emergency service obligations on providers of “interconnected VoIP services.” The FCC also required interconnected VoIP service providers to register with the FCC, comply with CALEA, and to make USF contributions. He FCC defined interconnected VoIP service as service where the customer was connected to the local PSTN for both origination and termination of telephone calls. Under this definition, Fusion is a provider of interconnected VoIP service. We believe that our services are currently compliant with all applicable requirements of the FCC’s order, and that we have made and are making the required contributions to USF. However, should we at some time fail to meet the certain requirements or fail to make required contributions, we could be subject to revocation of our authority to operate or to fines or penalties.

Some states have tried to directly regulate VoIP services on an intrastate basis, but these attempts have, so far, not held up to court challenges. Many states are holding hearings to research and discuss the issues surrounding the regulation of VoIP services. Others are encouraging or even requesting VoIP service providers to subject themselves to public service commission jurisdiction and obtain certification as telephone companies. However, most have adopted a “wait and see” attitude. We are monitoring the actions of the various state regulatory agencies, and doing our best to see that we are in compliance with the applicable regulations, including any new regulations that may be passed. However, there can be no assurance that we are fully aware of all applicable requirements or that we will always be fully compliant. Should we fail at any time to be compliant with applicable state regulations, or to file require reports to state regulatory agencies, we could be subject to fines or other penalties.

While we believe VoIP services may be subject to additional federal, state, local, or international regulation in the future, it is uncertain when or how the effects of such regulation could affect us. If additional regulation does occur, it is possible that such regulatory agencies may impose surcharges, taxes or regulatory fees on VoIP service providers. The imposition of any such surcharges, taxes, or regulatory fees could increase our costs and thus reduce or eliminate any competitive advantage that we might enjoy today.

Intellectual Property and Trademarks

We have several trademarks and service marks, all of which are of material importance to us.

The following trademarks and service marks are registered with the United States Patent Trademark Office; however, they are not registered at the international level:

     •      Fusion Telecommunications International
     •      Diamond / Block Logo
     •      Diamond Logo
     •      Fusion
     •      Fusion Telecom
     •      efonica (logo)
     •      Efonica

The following trademarks and service marks are filed with the United States Patent Trademark Office and are currently in registration process:

     •      Fusion (logo)
     •      Hear the Difference
     •      Efo in
     •      Efonicall
     •      Efo out
     •      Worldwide Internet Area Code
     •      Internet Area Code
     •      Fusion Softphone
     •      Efonica Softphone
     •      Callgate
     •      Enumber
     •      Ecash
     •      Fusion Tel
     •      Enumber
     •      Estore

The following trademark applications were abandoned by the Company because the marks were no longer used in commerce.

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

Employees

As of December 31, 2008, we had 71 full time employees and none of our employees are represented by a labor union. We consider our employee relations to be good, and we have never experienced a work stoppage.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2008 and 2007, 92.1% and 91.1%, respectively, of our revenue was derived from customers in the United States and 7.9% and 8.9%, respectively, from international customers. As of December 31, 2008 and 2007, 2.0% of our long-lived assets were located outside of the United States. For more information concerning our geographic concentration, see Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the commission’s web site is http://www.sec.gov. Our web site is http://www.fusiontel.com. The information on our website is neither a part of nor incorporated by reference into this report. We make available through our web site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q. Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our web site is not a part of this report.

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

Risk Associated with Possible Delisting of our Securities from the NYSE Amex LLC

The Company has also recently received a notice from the Corporate Compliance Department of NYSE Amex LLC (the “Exchange”) indicating that the Company is no longer in compliance with certain of the Exchange’s continued listing standards, as set forth in Part 10 of the NYSE Amex LLC Company Guide (“Exchange Guide”), and, as a result, the Exchange intends to strike the Securities from the Exchange by filing a delisting application with the Securities and Exchange Commission (the “SEC”). The Company appealed the decision of the Exchange and an appeals hearing took place before a Listing Qualifications Panel of the Exchange on March 25, 2009. On March 30, 2009, the Appeals Panel notified the Company that it had been granted a sixty (60) day extension of time, during which it would be expected to demonstrate further progress toward compliance. The Appeals Panel will again review its decision following the conclusion of the extension period.

The Company’s Common Stock will continue to be listed on the Exchange pending a final decision of the Listing Qualifications Panel that heard the Company’s appeal. If the Company’s securities are delisted from the Exchange, the Company believes its Common Stock and Redeemable Warrants will be eligible to continue trading on the Over-the-Counter Bulletin Board, (the “OTCBB) However, notwithstanding listing on the OTCBB, delisting of our Securities from the Exchange may have certain adverse consequences, including but not limited to:

•	potential decrease in the Company’s liquidity,

•	potential decrease in amount and availability of external sources of capital,

•	the possibility that our common stock will be considered a “penny stock” under Rule 3a55-1 of the Securities Exchange Act of 1934, which imposes stringent requirements on brokers and dealers when effecting transactions in “penny stocks,” and

•	potential increase in cost of debt.

The Company’s Common Stock is currently listed on the NYSE Amex (formerly AMEX), NYSE Amex under the symbol “FSN.” In addition, our publicly-traded Redeemable Warrants are also listed on the NYSE Amex under the symbol “FSN.WS” On December 1, 2008 the Company was advised by the NYSE Amex that trading in those warrants had been halted indefinitely due to their low market price; however, trading on the warrants has since resumed.

Risks Related to Business

We have a history of operating losses and, prior to our IPO, a working capital deficit and stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. At December 31, 2008, we had a working capital deficit of approximately ($8.7) million and stockholders’ equity of approximately $(4.8) million. We have continued to sustain losses from operations and for the years ended December 31, 2008, 2007, and 2006, we have incurred a net loss applicable to common stockholders of approximately $16.2 million, $13.2 million and $13.6 million, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2008, 2007, and 2006. We may not be able to generate future profits and may not be able to support our operations, or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without maximizing our revenues.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational, and financial resources and may increase our costs. If we are unable to successfully manage our future growth, establish, and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or profitability.

The success of our continued growth is dependent upon market developments and traffic patterns, which will lead us to make expenditures that may not result in increased revenues.

Our purchase of network equipment and software will be based in part on our expectations concerning future revenue growth and market developments. As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software, and to add additional employees. To a lesser extent our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our Softswitch, gateways, routers, and other related systems. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly.

We may be unable to adapt to rapid technology trends and evolving industry standards, which could lead to our products becoming obsolete.

The communications industry is subject to rapid and significant changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We will need to use technologies effectively, continue to develop our technical expertise and enhance our existing products and services in a timely manner to compete successfully in this industry. We may not be successful in using new technologies effectively, developing new products, or enhancing existing products and services in a timely manner or that any new technologies or enhancements used by us or offered to our customers will achieve market acceptance.

Some of our services are dependent upon multiple service platforms, network elements, and back-office systems that are reliant on third party providers.

We have deployed back-office systems and services platforms that enable us to offer our customers a wide-array of services and features. Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill clients, provision client orders, and achieve operating efficiencies. Some of these systems are dependent upon license agreements with third party vendors. These third party vendors may cancel or refuse to renew some of these agreements, and the cancellation or non-renewal of these agreements may harm our ability to bill and provide services efficiently.

We may be impacted by recent litigation regarding patent infringement to which we were not a party.

On March 8, 2007, a jury in the U.S. District Court for the Eastern District of Virginia ruled that Vonage Holdings had infringed on three patents held by Verizon Communications, and ordered Vonage to pay Verizon $58 million plus possible future royalties. The details of the patent infringement are not yet clear, however, the patents related in part to technologies used to connect Internet telephone use to the traditional telephone network. Vonage appealed the decision. At this point, Vonage has lost that appeal. However, it is unclear what may be the future impact, if any, to other VoIP service providers, including us. If we were restricted from using certain VoIP technologies, it could increase our cost of service or preclude us from offering certain current or future services

Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability.

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

Our ability to grow through quick and cost effective deployment of our VoIP services is in part dependent upon our ability to identify and contract with local entities that will assist in the distribution of our services. This will include local sales agents that sell our corporate services. If we are unable to identify or contract for such distribution relationships, we may not generate the customers or revenues currently envisioned.

Our entry into new overseas markets will rely upon our ability to obtain licenses to operate in those countries, and our ability to establish good working relationships with postal telephone and telegraph companies in order to interconnect to the telephone networks. There can be no assurance of our ability to accomplish either.

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

We are dependent on third party equipment suppliers for equipment, software, and hardware components, including Cisco, Nextone, Broadsoft, and Veraz. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources, if and as required, it could result in our inability to deliver the services that we currently and intend to provide.

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

We have been in the past and may be in the future engaged in certain joint ventures where we share control or management with a joint venture partner. If we are unable to maintain a successful relationship with a joint venture partner, the joint venture’s ability to move quickly and respond to changes in market conditions or respond to financial issues can erode and reduce the potential for value creation and return on investment. Further, the joint ventures may restrict or delay our ability to make important financial decisions, such as repatriating cash to us from such joint ventures. This uncertainty with our joint ventures could result in a failure in an important market

Service interruptions due to disputes could result in a loss of revenues and harm our reputation.

Portions of our terminating network may be shut down from time to time as a result of disputes with vendors or other issues. Any future network shut downs can have a significant negative impact on revenue and cash flows, as well as hurting our reputation. In addition, there is no assurance that we will be able to quickly resolve disputes, if ever, which could result in a permanent loss of revenues.

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

Generally, in the United States, our services are subject to varying degrees of federal, state and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

We cannot assure that the applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate, or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing, and/or terms or conditions of service, are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees, or other costs. We have been delinquent in certain filing and reporting obligations in the past, including, but not limited to, filings with the FCC and Universal Service Fund (USF) reports and payments. We are currently working with various federal and state regulatory agencies to complete any outstanding filings.

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

A large percentage of our current revenues are related to one customer and loss of that customer could negatively impact our revenues.

A large percentage of our carrier services revenue is provided by a single customer. The terms of the customer’s agreement do not bind the customer contractually to continue using our services and if our business with this customer were to significantly decrease or stop, it could have a negative impact on our revenues and cash flow.

Risks Related to Our Common Stock

Voting Control by Principal Stockholders

As of December 31, 2008, our executive officers and directors collectively control approximately 27% of our outstanding common stock and, therefore are able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

We Do Not Intend to Pay Dividends on Common Stock.

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future. Holders of our outstanding preferred stock are entitled to receive dividends prior to the payment of any dividends on our common stock. The payment of dividends is also subject to provisions of Delaware law prohibiting the payment of dividends except out of surplus and certain other limitations.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of our leased offices and space as of December 31, 2008.

Location	Lease Expiration	Annual Rent		Purpose	Approx. Sq. Ft
420 Lexington Avenue, Suite 1718 New York, New York 10170	October 2015	$463,000	(1)	Lease of principal executive offices	9,000
75 Broad Street New York, New York 10007	March 2010	$673,000	(2)	Lease of network facilities	15,000
1475 W. Cypress Creek Road Suite 204 Fort Lauderdale, Florida 33309	May 2014	$180,000	(3)	Lease of network facilities and office space	13,100
Premises GO2- GO3 Building No. 9 Dubai Internet City Dubai, United Arab Emirates	December 2009	$63,000		Lease of office space	1,300

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

Item 3. Legal Proceedings

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract , failure to pay to plaintiff moneys allegedly due under the terms of a Professional Services Letter Agreement (the “PSLA”), violation of the terms of a Master Software License Agreement (the “MSLA”), and Prejudgment interests and costs. The Company vigorously refutes the charges. On September 17, 2008, the Company filed a counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damage, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in our accompanying financial statements because of this claim.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on December 23, 2008,three proposals were adopted by our stockholders: (1) the election of eleven Directors to our Board of Directors to serve until the next annual meeting of stockholders, (2) the approval to file an Amendment to the Company’s Certificate of Incorporation to (a) increase the total number of shares of Common Stock which the Corporation shall have authority to issue 175,000,000, and (b) eliminate the previously authorized Class A Common Stock of the Company; and (3)  and the ratification of the re-appointment of Rothstein, Kass & Company, P.C. to act as the Company’s Independent Registered Public Accountants for the fiscal year ending December 31, 2008. Each of these proposals was approved at the meeting.

The number of shares cast for and against, as well as the number of abstentions and broker non-votes as to each of these matters (other than the election of directors), is as follows:

Election of Directors	Shares For	Shares Withheld	Broker Non-Votes
			0
Marvin S. Rosen	23,750,379	18,843	0
Matthew D. Rosen	23,670,286	98,936	0
Philip D. Turits	23,749,379	19,843	0
E. Alan Brumberger	23,669,286	99,936	0
Julius Erving	23,413,856	355,366	0
Evelyn Langlieb Greer	23,670,286	98,936	0
Raymond E. Mabus	23,669,286	99,936	0
Paul C. O’Brien	23,750,379	18,843	0
Michael Del Guidice	23,669,286	99,936	0
Fred P. Hochberg	23,670,286	98,936	0
Christopher D. Brady	23,670,286	98,936	0
Proposal		Shares For	Shares Against	Abstentions
Amendment to the Certificate of Incorporation providing that (a) the total number of shares of Capital Stock which the Corporation shall have authority to issue will be 185,000,000, of which 175,000,000 shares shall be Common Stock, par value $0.01 per share, and 10,000,000 shares shall be Preferred Stock, par value $0. 01 per share and (b) the current Class A Common Stock be eliminated		223,616,984	142,523	9,715
Ratification of the appointment of Rothstein, Kass & Company, P.C. as independent public accountants for the year ending December 31, 2008.		23,669,093	90,843	9,286

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the NYSE Amex LLC (“Exchange”) under the symbol “FSN,” and our redeemable common stock purchase warrants are listed on the Exchange under the symbol “FSN.WS.” As described elsewhere in this report, continued listing of our securities on the Exchange is subject to the outcome of a further review by a Listing Qualifications Appeals Panel that will be re-evaluating our listing compliance documentation to be provided to the Exchange in sixty days.

Prior to February 15, 2005, there was no established trading market for our common stock and redeemable common stock warrants. The following tables list the high and low sales prices for our common stock and redeemable common stock warrants for each fiscal quarter during the two preceding fiscal years.

Common Stock

Year Ended December 31, 2008	High	Low
First Quarter	$0.44	$.020
Second Quarter	$0.54	$0.20
Third Quarter	$0.40	$.015
Fourth Quarter	$0.29	$.06

Year Ended December 31, 2007	High		Low
First Quarter	$1.29	$.	0.55
Second Quarter	$0.80		$0.49
Third Quarter	$0.98		$0.29
Fourth Quarter	$0.82		$0.14

Redeemable Common Stock Purchase Warrants

Year Ended December 31, 2008	High	Low
First Quarter	$0.01	$0.00
Second Quarter	$0.03	$0.00
Third Quarter	$0.01	$0.00
Fourth Quarter	$0.01	$0.00

Year Ended December 31, 2007	High	Low
First Quarter	$0.14	$0.01
Second Quarter	$0.07	$0.02
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.04	$0.01

On March 17, 2009, the last reported sale price for our Common Stock on the NYSE Amex was $0.13 per share and the last reported sale price for our Redeemable Common Stock Purchase Warrants was $0..03 per warrant. The market price for our stock and warrants is highly volatile and fluctuates in response to a wide variety of factors.

Holders

As of March 17, 2009, we had approximately 330 holders of record of our Common Stock and 59 holders of record of our Redeemable Common Stock Purchase Warrants. This does not reflect beneficial ownership by individuals or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors considers appropriate.

The holders of our Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008.

Issuer Purchases of Equity Securities

There have been no purchases of equity securities by the Company required to be disclosed herein.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities required to be disclosed in response to this Item.

Item 6. Selected Financial Data

This item is not applicable to Smaller Reporting Companies

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

Overview

We are an international telecommunications carrier delivering VoIP services, private network, Internet access, and other advanced services to, from, in, and between emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. Our corporate strategy focuses our resources on customizing VoIP services to meet the demands of international communities of interest in emerging markets around the world. We seek to gain early entry in high growth emerging markets, often in partnership with local organizations that have strong distribution channels, regulatory experience, market intelligence, the ability to deliver local loops and the capability of providing customer service support. This approach enables us to introduce our Internet protocol telecommunications services in these markets, thereby benefiting from the time-to-market advantages, expanded geographic reach, and reduced capital requirements that local partnerships afford. Additionally, we have built a carrier grade retail infrastructure to expand our VoIP service and feature options and to better support the growth of our VoIP services to consumers and corporations.

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Revenues	$50,559,371	$55,023,860	$47,087,064
Operating expenses:
Cost of revenues	47,253,807	50,797,354	42,463,724
Depreciation and amortization	1,882,959	1,709,040	1,397,094
Loss on impairment	5,143,231	4,006,664	867,212
Selling, general and administrative	12,056,007	12,484,485	14,803,062
Advertising and marketing	108,086	146,471	1,335,745
Total operating expenses	66,444,090	69,144,014	60,866,837
Operating loss	(15,884,719)	(14,120,154)	(13,779,773)
Other income (expense):
Interest income	10,829	71,950	318,333
Interest expense	(327,113)	(88,993)	(114,006)
Gain (loss) on settlements of debt	659,991	618,885	465,854
Gain on sale of investment in Estel	–	937,578	–
Loss from investment in Estel	–	(60,000)	(185,234)
Other	(59,049)	(27,536)	44,801
Minority interests	–	–	67,694
Total other income (expense)	284,658	1,451,884	597,442
Loss from continuing operations	(15,600,061)	(12,668,270)	(13,182,331)
Loss from discontinued operations	–	–	(168,871)
Net loss	$(15,600,061)	$(12,668,270)	$(13,351,202)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	93.5%	92.3%	90.2%
Depreciation and amortization	3.7%	3.1%	3.0%
Loss on impairment	10.2%	7.3%	1.8%
Selling, general and administrative	23.8%	22.7%	31.4%
Advertising and marketing	0.2%	0.3%	2.8%
Total operating expenses	131.4%	125.7%	129.2%
Operating loss	-31.4%	-25.7%	-29.2%
Other income (expense):
Interest income	0.0%	0.1%	0.7%
Interest expense	-0.6%	-0.2%	-0.2%
Gain (loss) on settlement of debt	1.3%	1.2%	1.0%
Gain on sale of investment in Estel	0.0%	1.7%	0.0%
Loss from investment in Estel	0.0%	-0.1%	-0.4%
Other	-0.1%	0.0%	0.1%
Minority interests	0.0%	0.0%	0.1%
Total other income (expense)	0.6%	2.7%	1.3%
Loss from continuing operations	-30.8%	-23.0%	-27.9%
Loss from discontinued operations	0.0%	0.0%	-0.4%
Net Loss	-30.8%	-23.0%	-28.3%

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

Operating Expenses

Our operating expenses are categorized as cost of revenues, depreciation, and amortization, loss on impairment, selling, general and administrative expenses, and advertising and marketing.

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

Selling, general, and administrative expenses include salaries and benefits, commissions, occupancy costs, sales, professional fees and other administrative expenses.

Advertising and marketing expense includes cost for promotional materials for the marketing of our retail products and services, as well as for public relations.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007.

Revenues

Consolidated revenues were $50.6 million during the twelve months ended December 31, 2008, compared to $55.0 million during the twelve months ended December 31, 2007, a decrease of $4.4 million or 8.1%.

Revenues for Carrier Services decreased by $4.2 million or 8.0%, to $49.1 million during the twelve months ended December 31, 2008 from $53.3 million during the twelve months ended December 31, 2007. Contributing to this decrease was a decrease in the blended average rate per minute, which was partially offset by an increase in the number of minutes.

Revenues for Consumers, Corporations and Other during the twelve months ended December 31, 2008 was $1.4 million, compared to $1.6 million during the twelve months ended December 31, 2007, a decrease of $0.2 million, or 12.5%. This decrease was the result of technical difficulties from prior periods impacting the consumer products, but was partially offset by growth in number of customers and revenues for corporate products.

Cost of Revenues

Consolidated cost of revenues was $47.3 million during the twelve months ended December 31, 2008, compared to $50.8 million during the twelve months ended 2007, a decrease of $3.5 million or 7.0%.

Cost of revenues for Carrier Services was $46.2 million during the twelve months ended December 31, 2008, compared to $49.5 million during the twelve months ended December 31, 2007, a decrease of $3.3 million or 6.6%. This decrease was a result of a decrease in the blended rate per minute, partially offset by an increase in the number of minutes.

Cost of revenues for Consumers, Corporations and Other during the twelve months ended December 31, 2008 was $1.0 million, compared to $1.3 million during the twelve months ended December 31, 2007, a decrease of $245,000 thousand, or 19.4%. The decrease was attributable to a decrease in the consumer product revenues, partially offset by an increase in revenues from corporate retail accounts.

The consolidated gross margin percentage for 2008 was 6.5% compared to 7.7% for 2007, with the decrease attributed to the decrease in the rates in the Carrier segment.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization increased by $0.2 million or 10.2%% to $1.9 million during the twelve months ended December 31, 2008, from $1.7 million during the twelve months ended December 31, 2007. Our depreciation expense increased as more assets were placed into service during 2008.

Loss on Impairment

Loss on impairment increased by $1.1 million or 28.4% to $5.1 million during the twelve months ended December 31, 2008 from $4.0 million during the twelve months ended December 31, 2007.

During 2008, the Company commenced its annual impairment testing on its Goodwill and Other Intangible Assets. As a result of the testing, on March 20, 2009, the Company concluded a charge for impairment is required and recorded an impairment loss of approximately $ 5.0 million as of December 31, 2008 compared with the impairment loss of approximately $4.0 million recorded as of December 31, 2007. The impairment loss as of December 31, 2007 was approximately $0.1 million. Also, as of December 31, 2008, the Company recognized approximately $0.1 million impairment of assets held for sale, associated with the joint venture in Jamaica. The impairment of $0.1 million for both 2008 and 2007, relates to the Assets held for sale in Jamaica 9$129,231 each year0.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $0.4 million or 3.4% to $12.1 million for the twelve months ended December 31, 2008, from $12.5 million during the twelve months ended December 31, 2007. This decrease is primarily attributed to decreases in the areas of consulting, software and equipment maintenance, and travel and entertainment, as a result of the Company’s increased focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses decreased $40,000 or 27.3% to $0.1 million during 2008, from $0.14 during 2007, due to a change in sales and marketing strategies in 2008 versus 2007.

Operating Loss

Our operating loss increased $1.8 million or 12.5% to a loss of $15.9 million during 2008, from a loss of $14.1 million during 2007. The decrease in operating loss was primarily attributable to the loss on impairment.

Other Income (Expense)

Total other income (expense) decreased by $1.2 million or 80.4% to $0.3 million during 2008, from $1.5 million during 2007. The decrease is primarily attributable to the fact that in 2007 there was $0.9 million recorded from the gain on sale of investment in the Company’s Indian subsidiary as well as a $0.2 million increase in interest expense in 2008 as a result of additional financing incurred during the period.

Net Loss

Net loss increased $2.9 million, or 23.1% for the twelve months ended December 31, 2008, compared to the twelve months ended December 31, 2007. The increase in net loss is attributable to the impairment losses and, increased interest expenses and decreased gross margin experienced in 2008.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenues

Consolidated revenues were $55.0 million for 2007 compared to $47.1 million for 2006, an increase of $7.9 million or 16.9%.

Revenues for Carrier Services increased by $9.6 million, or 22.1%, to $53.3 million during 2007, from $43.6 million during 2006. The increase in revenues was the result of an increase in voice traffic as well as an increase in rates compared to 2006.

Revenues for Consumers, Corporations and Other decreased by $1.7 million, or 49.2%, to $1.7 million during 2007, from $3.4 million during 2006. The decrease was mainly due to technical difficulties encountered in the development of our Efonica retail services platform, which held back the growth of this segment, as well as the cancellation of a government contract during late 2006, and the loss of a high speed internet access arrangement with a foreign carrier.

Cost of Revenues

Consolidated costs of revenues were $50.8 million for 2007, compared to $42.5 million for 2006, an increase of $8.3 million or 19.6%. Approximately $9.4 million of this increase was attributable to an increase in voice services to carriers. This increase was partially offset by a decrease in the cost of revenues for consumer and corporate services by $1.1 million or 45.4%, which went to $1.3 million during 2007 from $2.4 million during 2006, consistent with the revenue decrease.

Consolidated gross margin percentage decreased to 8% for 2007 from 10% for 2006. The decrease in margin was primarily attributable to the issues encountered during the year in the consumer product segment.

Operating Expenses

Depreciation and Amortization.

Depreciation and amortization increased by $0.3 or 22.3% to $1.7 million during the year ended 2007 from $1.4 million, during the year ended 2006. Our depreciation increased as more assets were acquired to support the retail platform during 2006.

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

Selling, General and Administrative

Selling, general, and administrative expenses decreased $2.3 million or 15.7% to $12.5 million during 2007, from $14.8 million during 2006. This decrease was primarily attributed to decreased salaries and benefits, and other personnel related expenses, as a result of the Company’s increased focus on cost containment.

Advertising and Marketing

Advertising and marketing decreased $1.2 million, or 89%, to $0.1 million during 2007, from $1.3 million during 2006, due to a decrease in the marketing expenses associated with the consumer product segment.

Operating Loss

Our operating loss decreased by $0.2 million or 1.7%% to a loss of $13.5 million during 2007, from a loss of $13.8 million during 2006. The improvement was primarily attributable to the increased revenues and reduced selling, general and administrative expenses..

Other Income (Expense)

Total other income increased by $0.9 million or 143% to $1.5 million during 2007, from $0.6 million during 2006. The increase is primarily attributable to $0.9 million from the gain on the sale of the investment in the Indian subsidiary, and $0.2 million from a gain on settlement of debt. The increase was partially offset by the decrease in interest income due to cash being used for operating activities.

Discontinued Operations

In 2006 Fusion incurred $0.2 million in loss from discontinued operations associated with its Turkey subsidiary.

Net Loss

The net loss decreased by $0.7 million, or 5.1% for 2007, compared to 2006.The factors noted above that impacted the net operating loss were partially reduced by the positive other income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of December 31, 2008, we had stockholders’ equity of approximately $(4.8) million in comparison to $6.7 million at December 31, 2007, and a working capital deficit of approximately $8.7 million in comparison to working capital deficit of $4.2 million at December 31, 2007. The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. We may seek further financing through the sale of debt or equity securities, although we have no commitments to do so.

Below is a summary of our cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Year Ended December 31
	2008	2007	2006
Cash used in operating activities	$(5,099,210)	$(7,608,589)	$(11,343,665)
Cash used in investing activities	(388,157)	(304,615)	(3,693,097)
Cash provided by financing activities	5,830,796	5,284,866	2,989,413
Increase (decrease) in cash and cash equivalents	343,429	(2,628,338)	(12,047,349)
Cash and cash equivalents, beginning of period	114,817	2,743,155	14,790,504
Cash and cash equivalents, end of period	$458,246	$114,817	$2,743,155

Source of Liquidity

As of December 31, 2008, we had cash and cash equivalents of approximately $0.5 million. In addition, as of December 31, 2008, we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit.

From our inception through December 31, 2008, we financed our operations from cash provided from financing activities. These activities provided net proceeds of approximately $23.3 million from our IPO, and the private placement of approximately $63.5 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $25.6 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately, $0.4 million during 2008, $1.0 million during 2007 and $3.3 million in 2006. We expect our cash capital expenditures to be approximately $0.6 million for the year ending December 31, 2009. The 2009 estimated capital expenditures primarily consist of the continued customization of our retail infrastructure, purchase of additional software for expanded product offerings, and international deployment.

Cash used in operations was approximately $5.1 million during 2008, $7.6 million during 2007, and $11.3 million during 2006. The cash used in our operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. Our net cash used in operating activities decreased significantly during 2008, primarily due to the continued focus on general expense reduction. As we continue to increase our corporate retail product focus and continue to build that revenue base, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we would need to secure letters of credit or bonds to do so.

Debt Service Requirements

At December 31, 2008 we had approximately $3.4 million of current and long-term debt. This balance relates to notes payable and our capital leases. Of this amount the portion of debt that is collateralized by a security interest in accounts receivable is $3,172,992.

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

Summary of Contractual Obligations

As of December 31, 2008

	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
Contractual obligations:
Debt maturing within one year	$2,362,992	$960,000	$—	$—	$3,322,992
Capital leases	122,960	—	—	—	122,960
Operating leases	1,379,248	1,485,339	1,375,867	1,031,103	5,271,557
Minimum purchase commitments	13,536	—	—	—	13,536
Total contractual cash obligations	$3,878,736	$2,445,339	$1,375,867	$1,031,103	$8,731,045

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2008, included in this Annual Report on Form 10K. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The company is evaluating the impact of this guidance in its consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157–3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157–3 was effective upon issuance and applies to Financial Assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The Company does not expect the adoption of FSP No. 157–3 to have a material impact on its Consolidated Financial Statements.

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

Any obligation under certain guarantee contracts;

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of December 31, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As of December 31, 2008, the majority of our cash balances were held primarily in the form of a short-term highly liquid investment grade money market fund in a major financial institution. Due to the short-term nature of our investments, we believe that we are not subject to any material interest or market rate risks.

At December 31, 2008, all of our outstanding debt had fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. As such, we currently believe that our interest rate risk is very low.

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

Item 9A (T). Controls and Procedure

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

Management assessed the effectiveness of Fusion’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Company’s Board of Directors and Executive Officers, together with their respective ages and certain biographical information are set forth below:

Name	Age	Position
Marvin S. Rosen	68	Chairman of the Board
Philip D. Turits	75	Secretary , Treasurer and Director
Matthew D. Rosen	37	Chief Executive Officer and Director
E. Alan Brumberger	68	Director
Julius Erving	58	Director
Evelyn Langlieb Greer	57	Director
Raymond E. Mabus	59	Director
Paul C. O’Brien	69	Director
Michael J. Del Giudice	65	Director
Fred P. Hochberg	56	Director
Christopher D. Brady	52	Director
Gordon Hutchins, Jr.	59	President and Chief Operations Officer
Barbara Hughes	55	Chief Financial Officer
Jan Sarro	54	Executive Vice President – Global Sales and Marketing
Charles Whiting	54	Senior Vice President – Technical Operations

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

MARVIN S. ROSEN, 68, CHAIRMAN OF THE BOARD

Mr. Rosen co-founded the Company in 1997. He has served as the Chairman of our Board of Directors since November 2004, Chairman of our Executive Committee since September 1999, Vice Chairman of the Board of Directors from December 1998 to November 2004 and has been a member of our Board since March 1998. He served as our Chief Executive Officer from April 2000 until March 2006. Since November 1983, Mr. Rosen has been a stockholder of, and currently serves as “Of Counsel” to, the national law firm of Greenberg Traurig, P.A. where he also served on the Executive Committee until June 2000. Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 until January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Memorial and Terremark Worldwide, Inc. and previously was Budget and Finance Chairman for the Summit of the Americas and Chairman of the Florida Housing Finance Agency. Mr. Rosen is also a managing partner with Diamond Edge Capital Partners, L.L.C. Mr. Rosen’s son, Matthew, is our current Chief Executive Officer, and serves on our Board of Directors.

PHILIP D. TURITS, 75, SECRETARY, TREASURER, AND DIRECTOR

Mr. Turits co-founded the Company in 1997 and has served as a Director since September 1997, Secretary since October 1997, Treasurer since March 1998, and Vice Chairman from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company and prior to 1991; he served as President and Chief Executive Officer of Continental Chemical Company. Mr. Turits is also a Sr. Director for West End Financial Services, a principal stockholder and creditor of the Company. Mr. Turits is also a Sr. Director of West End Financial Management.

MATTHEW D. ROSEN, 37, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Rosen has served as a Director since May 2005 and has been our Chief Executive Officer since March of 2006. He served as President, from March 2006 until March 2008 and Chief Operating Officer from August 2003 to March 2006, Executive Vice President and Chief Operating Officer between February 2002 and August 2003, Executive Vice President and President of Global Operations between November 2000 and January 2002 and as President of US Operations between March 2000 and November 2000. From 1998 to 2000, he held various management positions including President of the Northwest and New England Operations for Expanets, a $1.3 billion integrated network communications service provider. From 1996 to 1998 he was Corporate Director of Operations for Oxford Health Plans, a $4 billion health care company, where he worked on developing and executing turnaround strategies. Prior to his role as Corporate Director of Operations, Mr. Rosen held an executive position in a start-up healthcare technology subsidiary of Oxford where he played an integral part in developing strategy and building its sales, finance and operations departments. Prior to Oxford, Mr. Rosen was an investment banker in Merrill Lynch’s corporate finance department. Mr. Rosen is the son of our Chairman of the Board, Marvin Rosen.

E. ALAN BRUMBERGER, 68, DIRECTOR

Mr. Brumberger has served as a Director since March 1998. Currently, Mr. Brumberger is the Chief Executive Officer with Diamond Edge Capital Partners, L.L.C. He formerly was a partner in Andersen & Co. and its predecessor firms, from 1997 to 2004. From 1995 through 1997, he was a Managing Director of the Taylor Companies and from 1994 through 1995, a Managing Director of Brenner Securities, Inc. From 1983 through 1990, Mr. Brumberger was a Managing Director of Drexel Burnham Lambert and a member of the Underwriting and Commitment Committees. Prior to that, he was a Managing Director of Shearson American Express and a partner at Loeb, Rhoades & Co., a predecessor of Shearson American Express. Mr. Brumberger served for three years as President and Chief Executive Officer of Shearson American Express International Limited, the firm’s international investment banking business in London.

JULIUS ERVING, 58, DIRECTOR

Mr. Erving has served as a Director since June 2003. Mr. Erving is President of the Erving Group. Mr. Erving was employed by the National Broadcasting Company between December 1994 and June 1997, and by the National Basketball Association between 1987 and September 1997. Mr. Erving is a Trustee of the Basketball Hall of Fame.

EVELYN LANGLIEB GREER, 58, DIRECTOR

Ms. Greer has served as a Director since January 1999. Ms. Greer is the President of Greer Properties, Inc., a Florida-based real estate development company founded in 1976. She is also a partner in the law firm of Hogan, Greer & Shapiro, and P.A. Ms. Greer has been a Director of City National Bank of Florida, N.A. since 2000, a member of the Board of Trustees of Barnard College since 1994 and is Vice Chair of the Columbia Law School Board of Visitors. Since 1996, Ms. Greer has served as the elected Mayor of the Village of Pinecrest, Florida.

RAYMOND E. MABUS, 59, DIRECTOR

Mr. Mabus has served as a Director since January 1999. Currently he manages a family timber business and serves on the Board of Directors of EnerSys, Hines Horticulture, and other public, private, and non-profit charitable Boards. He was Chairman of the Board of Directors of Foamex International from February 2004 until April 2007 and served as CEO from June 2006 until April 2007. From 1998 to 2002, he served as the President of Frontline Global Resources and since 1996; he has served as of Counsel to the law firm of Baker, Donelson, Bearman, and Caldwell. From 1994 to 1996, he was the United States Ambassador to Saudi Arabia and from 1988 to 1992; he was the Governor of Mississippi.

PAUL C. O’BRIEN, 69, DIRECTOR

Mr. O’Brien has served as a Director since August 1998. Since January 1995, Mr. O’Brien has served as the President of the O’Brien Group, Inc., a consulting and investment firm. From February 1988 until December 1994, he was the President and Chairman of New England Telephone, (a subsidiary of NYNEX), a Telecommunications company. Mr. O'Brien also serves on the Board of Directors for Sonexis and Extream TV. He is also on the Advisory Board of Sovereign Bank.

MICHAEL J. DEL GIUDICE, 65, DIRECTOR

Mr. Del Giudice has served as a Director since November 2004. He is a Senior Managing Director of Millennium Credit Markets LLC and Senior Managing Director of MCM Securities LLC, both of which he co-founded in 1996. Mr. Del Giudice also serves as Chairman of Rockland Capital Energy Investments LLC, founded in April 2003. Mr. Del Giudice is a Member of the Board of Directors of Consolidated Edison Company of New York, Inc., and is currently Chairman of the Audit Committee and Lead Director of its Governance and Nominating Committee. He is also a Member of the Board of Directors of Barnes & Noble, Inc., and a Member of the Board of Trustees of the New York Racing Association. He also serves as Chairman of the Governor’s Committee on Scholastic Achievement. Mr. Del Giudice was a General Partner and Managing Director at Lazard Freres & Co. LLC from 1985 to 1995. From 1983 to 1985, Mr. Del Giudice was Chief of Staff to New York Governor Mario M. Cuomo. He served from 1979 to 1981 as Deputy Chief of Staff to Governor Hugh L. Carey and from 1975 to 1979 as Chief of Staff to the Speaker of the Assembly.

FRED P. HOCHBERG, 56, DIRECTOR

Mr. Hochberg has served as a Director since November 2004. Mr. Hochberg has been the The Dean of Milano The New School for Management and Urban Policy since January 2004. Milano is a graduate school that trains leaders for the nonprofit, public, and private sectors with a faculty who blends theory with hands-on practice, and progressive thinking with social commitment. Dean Hochberg has more than 30 years of experience in business, government, and philanthropy. From 1998 through 2001, he served as deputy then acting administrator of the Small Business Administration (SBA). Prior to joining the Clinton administration, he was President and Chief Operating Officer of the Lillian Vernon Corporation, where he led the transformation of a small family mail order company into a publicly traded direct marketing corporation, one of the great success stories of American entrepreneurship. Dean Hochberg is dedicated to community service and philanthropic involvement in civil rights, education, and the arts. He currently sits on the Boards of Directors of the Citizens Budget Commission, FINCA International Micro Finance, Seedco, and the Howard Gilman Foundation, and is an appointed representative to the NYS Financial Control Board. He is a frequent contributor to the op-ed pages of major newspapers around the country and appears in print, as well as on television and radio as a commentator on a wide spectrum of public policy issues.

CHRISTOPHER D. BRADY, 53, DIRECTOR

Mr. Brady has served as a Director since December 2008. Mr. Brady is the founding partner and Chairman of the Chart Group since 1994. With over 25 years experience in private equity, corporate finance and capital markets, Mr. Brady focuses on identifying and building portfolio companies through his extensive industry relationships and perspective. Prior to Chart, Mr. Brady was a partner with The Lodestone Group, a merger advisory and investment firm acquired by Societe Generale. He spent eleven years in the Corporate Finance and Capital Markets Departments of Lehman Brothers and Dillon Read. Mr. Brady is a Director of Templeton Emerging Markets Investment Trust PLC, Bitrage, Seamobile, U.S. Helicopter and several Chart investments and affiliates. He received a B.A. from Middlebury College and a M.B.A. from Columbia University Graduate School of Business.

GORDON HUTCHINS, JR., 59, PRESIDENT AND CHIEF OPERATING OFFICER

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

BARBARA HUGHES, 55, CHIEF FINANCIAL OFFICER

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

JAN SARRO, 54, EXECUTIVE VICE PRESIDENT - GLOBAL SALES AND MARKETING

Ms. Sarro has served as Executive Vice President — Global Sales and Marketing since March 2008. Ms. Sarro served as the Executive Vice President of Carrier Services from April 2005 to March 2008, and as Vice President of Sales and Marketing since March 2002. Prior to joining us, Ms. Sarro was the President of the Americas for Viatel, Inc., a global, facilities-based communications carrier and has over 20 years of experience in developing telecommunications solutions for international businesses and carriers worldwide. At Viatel, Ms. Sarro grew annual carrier revenues from $20 million to $160 million in under two years, and built a $140 million sales organization to market Internet access, corporate networks, and international voice services to multinational corporations in the United States and Latin America. Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, the international record carriers, FTC Communications and TRT Communications, and WorldCom.

CHARLES WHITING, 55, SENIOR VICE PRESIDENT—TECHNICAL OPERATIONS

Mr. Whiting has served as Senior Vice President, Operations, Engineering, and Information Systems since January 2006. Mr. Whiting joined Fusion in August 2002, as Director, Network Planning, and Design. From October 2002 to July 2003, he served as Director of Engineering. From July 2003 to December 2004, he served as Vice President, Engineering. From December 2004 to December 2005, he served as Vice President, Engineering and IT. Mr. Whiting has been involved in the Telecommunications Industry for over 25 years. Prior to joining Fusion, Mr. Whiting was Technical Services Vice President at NetSpeak Corporation, a leading-edge developer of software products for VoIP service providers. At Qwest Communications, he led the Advanced Services Engineering team that designed and implemented Qwest’s first production VoIP network. Mr. Whiting was Senior Consulting Systems Analyst at the Online Computer Library Center, Inc. specializing in Software Development Methods, Quality Assurance, and Quality Control. He was the primary UNIX and C Language instructor/developer at the AT&T Bell System Training Center in Dublin Ohio.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Board of Directors

Pursuant to our Bylaws, a resolution of the Board of Directors provides that the number of members of our Board shall be not less than seven (7) and not more than seventeen (17). There are currently eleven (11) Directors on the Board, due to the recent resignation of one Director who had other business priorities. The Company desires to maintain eleven (11) positions on the Board, and is submitting eleven names for election. At each annual Meeting of Stockholders, Directors will be elected to hold office for a term of one year until their respective successors are elected and qualified. All of the Officers identified above under Executive Officers serve at the discretion of our Board.

Board independence

The Company applies the standards of The NYSE Amex LLC, the Stock exchange upon which the Company’s Common Stock is listed, for determining the independence of the members of its Board of Directors and Board committees. The Board has determined that the following members of its Board of Directors are independent within the meaning of Section 121A of the NYSE Amex LLC Company Guide:

E. Alan Brumberger
Julius Erving
Evelyn Langlieb Greer
Raymond E. Mabus
Paul C. O'Brien
Michael J. Del Giudice
Fred P. Hochberg

COMMITTEES OF THE BOARD

The Board has established Compensation and Nominating Committee, a Strategic and Investment Banking Committee, and an Audit Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below:

Compensation and Nominating Committee

Our Compensation and Nominating Committee’s (the “Compensation Committee”) main functions are (i) to review and recommend to our Board of Directors, compensation and equity plans, policies and programs and approve Executive Officer compensation, and (ii) to review and recommend to our Board of Directors the nominees for election as Directors of the Company and to review related Board of Directors development issues including succession planning and evaluation. The members of our Compensation and Nominating Committee are Michael Del Giudice – Chairman, Raymond E. Mabus, and Fred P. Hochberg, each of whom is a non-employee member of our Board of Directors. Our Board of Directors has determined that each of the Directors serving on our Compensation and Nominating Committee is independent within the existing standards of the NYSE Amex LLC. The charter of our Compensation and Nominating Committee is available on our web site www.fusiontel.com. Other than as may be required by the applicable law, the Compensation and Nominating Committee has not established any procedures for the recommendation or selection of Director Nominees by our Stockholders.

Strategic and Investment Banking Committee

The members of our Strategic and Investment Banking Committee are Marvin S. Rosen – Chairman, Michael Del Giudice, and Philip D. Turits. Our Strategic and Investment Banking Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of possible acquisitions and mergers.

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
•    selecting and recommending the appointment of the independent accountant to the Board of Directors, which firm is ultimately accountable to the Audit Committee and the Board of Directors; and
•     approving professional services provided by the independent accountant, including the range of audit and non-audit fees.

The members of our 2008 Audit Committee are Paul C. O'Brien – Chairman, Raymond E. Mabus, and Michael Del Giudice, each of whom is a non-employee member of our Board of Directors. Michael Del Giudice is our Audit Committee Financial Expert as currently defined under SEC Rules. Our Board has determined that each of the Directors serving on our Audit Committee is independent within the meaning of the Rules of the SEC and the listing standards of the NYSE Amex LLC.

Our Audit Committee’s Charter is available on our web site www.fusiontel.com, within the Investors Corp Governance section.

CODE OF CONDUCT AND ETHICS

On November 1, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and Directors of the Company, including our Principal Executive Officer and Principal Financial and Accounting Officer. A copy of our Code of Ethics is available on our web site at www.fusiontel.com under the Corporate Governance within the sub-section “Investors” tab. Disclosure regarding any amendments to or waivers from, provisions of the Code of Conduct and Ethics that apply to our Directors, Principal Executive, and Financial Officer will be publicly disclosed in accordance with the applicable rules of The Securities and Exchange Commission and the NYSE Amex LLC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934 requires disclosure from every person who is directly or indirectly the beneficial owners of more than ten (10) percent of any class of any equity security (other than an exempted security) which is registered pursuant to Section 12, or is a Director or an Officer of the issuer of such security, by filing the statements required by this subsection with the Commission (and, if such security is registered on a national securities exchange, also with the exchange).

As of the fiscal year ended December 31, 2008, based solely upon our review of filings with the Commission and supporting documents provided by our registered transfer agent reports we believe that all applicable reporting persons have complied with the applicable Section 16(a) reporting requirements, except that Rachel L. Mellon and Angela Arabov did not timely file a Form 3 with the SEC.

Item 11. Compensation of Directors and Executives

EXECUTIVE OFFICERS SUMMARY COMPENSATION TABLE

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

Name And Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
Matthew D. Rosen Chief Executive Officer	2008	$350,000	$--	$288,269	$3,157	$641,426
	2007	$350,000	$--	$187,711	$3,157	$540,868
Gordon Hutchins, Jr. President & Chief Operating Officer (4)	2008	$220,000	--	$113,626	$387	$334,013
	2007	$220,000	$--	$67,500	$387	$287,887
Barbara Hughes Chief Financial Officer	2008	$175,000	--	$33,988	$387	$209,375
	2007	$175,000	$--	$24,826	$387	$200,213

(1)     Included in this column are amounts earned, though not necessarily received, during the corresponding fiscal year.

(2)     Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123R, of awards pursuant to the Company’s 1998 Stock Option Plan and may include amounts from awards granted both in and prior to 2008. Assumptions used in the calculation of these amounts are included in Notes 2 and 14. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)     Represents life insurance.

(4)     Subsequent to fiscal year end December 31, 2007 when Mr. Hutchins was promoted to President and Chief Operating Officer.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENT

We currently have an employment agreement in place with Mr. Matthew Rosen, our Chief Executive Officer. Mr. Rosen's employment agreement was initiated on November 11, 2004, and amended on March 16, 2006 to extend the term until September 30, 2008, provided that the term shall extend for an additional one year unless terminated by either side on 90 days notice. As of this date, this agreement has not been terminated by either party and will automatically be extended until September 30, 2009. The agreement provides for an annual salary of not less than $350,000, with a minimum annual bonus equal to 25% of his annual salary. In the event that we achieve a positive EBITDA for two successive quarters, he will be paid a one-time bonus equal to 50% of his annual salary then in effect. In the event that the employment is terminated without cause, including by change of control, the agreement provides that Mr. Rosen will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus and a lump sum of 200% of his base salary and 200% of his highest annual bonus for the three years preceding his termination. If that had occurred on December 31, 2006, the amount due to Mr. Rosen would have been $975,000. The agreement also provides for a one year non-compete provision. In the event of a sale of the company for an amount in excess of $100 million, Mr. Rosen would receive a bonus equal to 2% of proceeds between $100 million and $200 million, 3% of proceeds between $200 million and $300 million, 4% of proceeds between $300 million and $400 million, and 5% of proceeds over $400 million. Mr. Rosen has voluntarily waived his bonus opportunity since December of 2006, pending improvement in the Company's financial position.

Mr. Gordon Hutchins Jr. serves as President and Chief Operating Officer of the Company. Mr. Hutchins does not have a written employment agreement with the Company. His promotion to President and Chief Operating Officer on March 26, 2008 provides for an increase in his annual salary from $220,000 to $250,000, and he will retain a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics. Mr. Hutchins Jr. has voluntarily waived his increase in his annual salary since March 2008, pending improvement in the Company’s financial position.

Ms. Barbara Hughes serves as the Chief Financial Officer of the Company. Ms Hughes does not have a written employment agreement with the Company. Her annual salary is $175,000 and she has a targeted bonus opportunity equal to 25% annual salary based on achievement of corporate performance metrics.

The Compensation of each officer is determined by negotiations between the Compensation Committee and those executive officers that are subject to approval by the Compensation Committee and the Board of Directors.

2008 DIRECTOR COMPENSATION

Our Directors do not receive cash compensation for their services on our Board or Board committees; however, we reimburse our Directors for out-of-pocket expenses associated with their attendance at Board of Directors’ Meetings.

DIRECTOR COMPENSATION

The following table provides information relating to compensation paid to our directors for the 2008 fiscal year.

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation	Change In Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total (3)
Marvin S. Rosen	$—	$—	$1,687 (2)	$—	$—	$--
E. Alan Brumberger	$—	$—	$1,687(2)	$—	$—	$—
Michael J. Del Giudice	$—	$—	$1,687 (2)	$—	$—	$—
Julius Erving	$—	$—	$1,687 (2)	$—	$—	$—
Evelyn Langlieb Greer	$—	$—	$1,687 (2)	$—	$—	$—
Fred Hochberg	$—	$—	$1,687 (2)	$—	$—	$—
Raymond E. Mabus	$—	$—	$1,687 (2)	$—	$—	$—
Dennis Mehiel	$—	$—	$1,687 (2)	$—	$—	$—
Paul C. O'Brien	$—	$—	$1,687 (2)	$—	$—	$—
Philip D. Turits	$—	$—	$1,687 (2)	$—	$—	$—
Christopher D. Brady	$--	$--	$--	$--	$--	$--	--

(1) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123R, of awards pursuant to the Company’s 1998 Stock Option Plan and may include amounts from awards granted both in and prior to 2008.

(2) Each active Director, as of March 26, 2008, with the exception of Christopher D. Brady, who joined the Board in December of 2008, was granted options to purchase 20,000 shares of our Common Stock, under our 1998 Stock Option Plan. These options have an exercise price per share of $0.31. The grant date fair value computed in accordance with SFAS No. 123R for 20,000 options granted to each Director amounted to $1,687.

(3) The table does not include reimbursement for out of pocket expenses associated with their attendance at the Board of Directors’ Meetings.

(5) The aggregate number of options held by each Director at the end of December 31, 2008 was 20,000, except for Christopher D. Brady, who had not been granted options as of the end of December 31, 2008.

STOCK OPTION PLANS

Our Board of Directors adopted the 1998 Stock Option Plan in May 1998, re-approved the Plan in November 1999, and in February 2000, our Stockholders approved the Plan. In July 2007, the numbers of shares of Common Stock available for issuance under our Plan were increased from 4,000,000 to 7,000,000.

Subsequently, in March 2009, the Board adopted the 2009 Stock Option Plan. The 2009 Stock Option Plan , is valid for a term of 10 years from the dated of approval by the Board of Directors, and the number of shares that were approved for issuance under the Plan are 7,000,000. The options granted under the Plan may be either incentive stock options or non-statutory options. Following the adoption of the 2009 Plan, all future options will be issued under the 2009 Stock Option Plan. Except as set forth above, both Plans are identical as described below. The 2009 Stock Option will be submitted to the Company Stockholders for approval at the next Annual Meeting of Stockholders.

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

Stock option awards are granted to new employees when they are hired based upon the employee's position and salary level. Additionally, on an annual basis, the Company aims to award option grants to executive management as well as the general employee base to reward past performance and provide incentive and motivation to achieve the plans of the Company. The Compensation Committee has an annual Meeting to review executive and upper level management performance for the past year, and to determine what amount of option grants they will consider recommending to the Board for approval for executive management, and what amount they will authorize as a block of grants to be issued to the remaining employee base. Also, throughout the year, the Chief Executive Officer may issue individual options for extraordinary performance or for an employee's promotion. Any awards for employees at salary levels of greater than $150,000 and/or options of greater than $100,000 in value require submission to the Committee for review and for their recommendation to the Board of Directors for approval.

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

Most options held by employees vest over four years. Options held by Executive Officers vest over three (3) years, and options held by the Board of Directors vest over six (6) months or two (2) years. In certain cases, we have agreed to extend the duration of options granted to non-employee Directors.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our Common Stock as of the date of this report, by:

•     each person who beneficially owns more than 5% of our Common Stock
•     each of our Directors, Director nominees and Named Executive Officers (within the meaning of Item 402(a)(3) of Regulation S-K) individually; and
•     all Executive Officers and Directors as a group.

Beneficial ownership is determined under the rules of the SEC. These rules deem Common Stock subject to options currently exercisable, or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options or of a group of which the person is a member, but these rules do not deem the Stock to be outstanding for purposes of computing the percentage ownership of any other person or group. To our knowledge, the persons named in the table, and the notes thereto, have sole voting and sole investment control with regard to all shares beneficially owned.

Name And Address (**) Of Beneficial Owners		Number Of Shares Beneficially Owned	Percentage Of Common Stock
E. Alan Brumberger	(1)	672,681	1.4%
Julius Erving	(2)	77,411	*
Michael Del Giudice	(3)	722,025	1.5%
Evelyn Langlieb Greer	(4)	233,442	*
Fred Hochberg	(5)	273,379	*
Barbara Hughes	(6)	173,748	*
Gordon Hutchins, Jr.	(7)	353,449	*
Raymond E. Mabus	(8)	53,983	*
Dennis Mehiel	(9)	963,378	2.0%
Paul C. O’Brien	(10)	175,536	*
Marvin S. Rosen	(11)	4,981,698	9.9%
Matthew D. Rosen	(12)	1,210,529	2.4%
Jan Sarro	(13)	195,622	*
Philip D. Turits	(14)	4,497,322	9.0%
Charles Whiting	(15)	104,735	*
All Directors and Executive Officers as a group		14,688,938	27.1%
Rachel L. Mellon	(16)	4,539,397	8.8%
Morris M. Ostin	(17)	2,702,729	5.2%
Angela Arabov	(18)	4,289,218	8.5%
West End Special Opportunity Fund II LP	(19)	4,914,180	9.8%

* Less than 1% of outstanding shares.

** Unless otherwise indicated all addresses are c/o Fusion Telecommunications International, Inc. 420 Lexington Avenue, Suite 1718, New York, NY 10170.

(1) Includes (i) 10,715 shares of Common Stock held by Trusts for which his Wife serves as Trustee, (ii) 18,037 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1 and A-2, (iii) 20,000 shares of Common Stock issuable upon the exercise of options, and (iv) 131,281 shares of Common Stock issuable upon exercise of Redeemable Common Stock Purchase Warrants.

(2) Includes (i) 20,000 shares of Common Stock issuable upon the exercise of options, (ii) 29,940 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1, and (iii) 14,971 Redeemable Common Stock Purchase Warrants.

(3) Includes (i) 20,000 shares of Common Stock issuable upon the exercise of options, (ii) 205,330 Redeemable Common Stock Purchase Warrants of which 197,430 are held in the name of Catskill Investor Group, LLC, and (iii) 230,872 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1 held in the name of Catskill Investor Group, LLC.

(4) Includes (i) 101,715 shares of Common Stock held by a trust for which she serves as trustee, (ii) 105,739 Redeemable Common Stock Purchase Warrants, (iii) 20,000 shares of Common Stock issuable upon the exercise of options, and (iv) 5,988 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1.

(5) Includes (i) 20,000 shares of Common Stock issuable upon the exercise of options, (ii) 91,675 Redeemable Common Stock Purchase Warrants, and (iii) 60,061 shares of Common Stock issuable upon exercise of Convertible Preferred Stock Series A-1 and A-2.

(6) Represents 173,748 shares of Common Stock issuable upon the exercise of options.

(7) Includes (i) 308,267 shares of Common Stock issuable upon the exercise of options, (ii) 30,121 shares of Common Stock issuable upon the exercise of Preferred Stock Series A-2, and (iii) 15,061 Redeemable Common Stock Warrants.

(8) Includes (i) 20,000 shares of Common Stock issuable upon the exercise of options, (ii) 5,998 shares of Common Stock issuable upon exercise of Convertible Preferred Series A-1, and (iii) 2,995 Redeemable Common Stock Purchase Warrants.

(9) Includes (i)20,000 shares of Common Stock issuable upon the exercise of options, (ii) 45,000 shares of Common Stock held by Four M Capital for which Mr. Mehiel has Beneficial Ownership, (iii) 129,841 Redeemable Common Stock Purchase Warrants, and (iv) 59,880 shares of Common Stock issuable upon conversion of Preferred Stock Series A-1.

(10) Includes (i) 20,000 shares of Common Stock issuable upon the exercise of options, (ii) 59,880 shares of Common Stock issuable upon conversion of Preferred Stock Series A-1, and (iii) 29,941 Redeemable Purchase Stock Warrants.

(11) Includes (i) 946,734 Redeemable Common Stock Purchase Warrants, (ii) 20,000 shares of Common Stock issuable upon the exercise of options, and (iii) 60,061 shares of Common Stock issuable upon exercise of Convertible Stock Series A-1 and A-2, and (iv) 80,500 shares of Common Stock held by Delaware Trust Custodian IRA of Mr. Rosen.

(12) Includes (i) 1,092,548shares of Common Stock issuable upon the exercise of options, (ii) 35,965 shares of Common Stock issuable upon exercise of Convertible Preferred Stock Series A-1 and A-2, and (iii) 17,984 Redeemable Common Stock Warrants.

(13) Includes (i) 177,548 shares of Common Stock issuable upon the exercise of options, (ii) 12,049 shares of Common Stock issuable upon exercise of Convertible Preferred Stock A-2, held by her husband, and (iii) 6,025 Redeemable Common Stock Purchase Warrants, held by her Husband.

(14) Includes (i) 10,715 shares of Common Stock held by a trust for which he serves as Trustee, (ii) 769,886 Redeemable Common Stock Purchase Warrants, (iii) 20,000 shares of Common Stock issuable upon the exercise of options, (iv) 51,117 shares of Common Stock issuable upon exercise of Convertible Preferred Stock A-1 and A-2, and (v) 4,286 shares of Common Stock held by his Wife. Mr. Turits has granted certain individuals options to purchase an aggregate of 21,429 shares of his Common Stock.

(15) Represents 104,735 shares of Common Stock issuable upon the exercise of options.

(16) Includes (i) 1,886,793 shares of Common Stock held by Conrock Holdings, LLC (“Conrock”) for which Rachel L. Mellon is the sole member, (ii) 260,926 shares of Common Stock held by Rachel L. Mellon, (iii) 92,858 Redeemable Common Stock Warrants held by Rachel L. Mellon, (iv) 1,395,205 Redeemable Common Stock Warrants held by Conrock for which Rachel L. Mellon is the sole member, and (v) 903,615 shares of Common Stock issuable upon exercise of Convertible Preferred Stock Series A-2 held by Conrock, for which Rachel L. Mellon. The address provided by the named Stockholder is c/o Starr & Co., LLC, 850 Third Avenue, 15th Floor, New York, New York 10022. Ms. Mellon has sole voting and dispositive power with respect to the shares beneficially owned by Conrock described above.

(17) Includes (i) 898,204 shares of Common Stock issuable upon exercise of Convertible Preferred Stock Series A–1, held by the Morris M. Ostin 2008 Annuity Trust FT and (ii) 449,102 shares of Redeemable Common Stock Purchase Warrants held by the Morris M. Ostin 2008 Annuity Trust FT, and (iii) 903,615 shares of Common Stock issuable upon exercise of Convertible Preferred Stock Series A–2, held by Ostin Revocable Trust and (iv) 451,808 shares of Redeemable Common Stock Purchase Warrants held by Ostin Revocable Trust. The address provided by the named Stockholder is c/o Irell & Manella LLP, 1800 Avenue of the Stars, Suite 900, and Los Angeles, CA 90067. Morris M. Ostin is the Grantor and the acting initial trustee of the Morris M. Ostin 2008 Annuity Trust FT. Morris M. Ostin and Rachel E. Ostin are both Grantors and Trustees of the Ostin Revocable Trust.

(18) Includes (i) 1,470,589 shares of Common Stocks held by Challenger III, LLC (“Challenger”), which is wholly–owned and controlled by Angela Arabov, (ii), 735,295 shares of Redeemable Common Stock Purchase Warrants held by Angela Arabov, (iii) 1,388,889 shares of Common Stock, and (iv) 694,445 Redeemable Purchase Stock Warrants held by Challenger, which is wholly–owned and controlled by Angela Arabov. The address provided by the named Stockholder is c/o Starr & Co., LLC, 850 Third Avenue, 15th Floor, New York, New York 10022. Ms. Arabov has sole voting and dispositive power with respect to the shares beneficially owned by Challenger described above.

(19) Includes (i) 3,716,860 shares of Common Stock and (ii) 1,197,320 Redeemable Common Stock Purchase Warrants. The address provided by the named Stockholder is 77 East 55th Street, New York, NY 10022.

Equity Compensation Plans

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect for Year Ended December 31, 2008:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance
Equity compensation plans approved by security holders	4,096,609	$1.70	2,903,391
Total	4,096,609	$1.70	2,903,391

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

On September 18, 2008, the Company borrowed $25,000 from a Director, Philip Turits, as evidenced by a promissory note. The note provides for repayment of the principal sum together with all interest accrued from the date of execution of the Note at the rate of ten (10%) per annum upon the unpaid balance until maturity. The maturity date of this note was November 17, 2008. This note provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the note on the maturity date; however, the note holder has not made a demand for payment on the Company. This note also grants the lender a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

On October 3, 2008, the Company borrowed an aggregate amount of $50,000 from two of its Directors, Philip Turits, and Marvin Rosen, as evidenced by two (2) promissory notes. Both notes provide for repayment of the principal sum together with all interest accrued from the date of execution of the Note at the rate of ten (10%) per annum upon the unpaid balance until maturity. The maturity date of these notes was December 2, 2008. These notes provide that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the notes on the maturity date; however, the note holders have not made a demand for payment on the Company. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

On October 10, 2008, the Company borrowed an aggregate amount of $85,000 from two of its Directors, Philip Turits, and Marvin Rosen, as evidenced by two (2) promissory notes. Both notes provide for repayment of the principal sum together with all interest accrued from the date of execution of the Note at the rate of ten (10%) per annum upon the unpaid balance until maturity. The maturity date of these notes was October 15, 2008. These notes provide that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the notes on the maturity date; however, the note holders have not made a demand for payment on the Company. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable. The proceeds will be for general working capital purposes.

On October 22, 2008 the Company borrowed $150,000 from an entity that is a shareholder of the Company. The loan is evidenced by a promissory note (which was last amended and restated on December 31, 2008) providing for repayment of the principal sum together with all interest accrued from the date of execution at the rate of ten (10%) per annum until December 31, 2008 and twelve (12%) per annum thereafter, upon the unpaid balance until maturity. The maturity date of this note is March 31, 2009. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes.

On November 17, 2008 the Company borrowed $560,000 from an entity that is a shareholder of the Company. The loan is evidenced by a promissory note providing for repayment of the principal sum together with all interest accrued from the date of execution at the rate of twelve (12%) per annum upon the unpaid balance until maturity. The maturity date of this note is January 5, 2010. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes.

On December 12, 2008, December 22, 2008 and December 24, 2008, the Company borrowed an aggregate amount of $400,000 from an entity that is a shareholder of the Company. The loans are evidenced by three (3) promissory notes providing for repayment of the principal sum together with all interest accrued from the date of execution at the rate of twelve (12%) per annum upon the unpaid balance until maturity. The maturity date of these notes is February 12, 2010, February 22, 2010 and February 24, 2010 respectively. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes.

On December 31, 2008, the Company and a lender agreed to amend a promissory note (the “Amended Note”) originally issued October 22, 2008 (previously amended and restated on October 31, 2008) evidencing $150,000 borrowed from the lender. Under the Amended Note (i) interest on the outstanding principal balance from October 22, 2008 through December 31, 2008 shall be paid at the rate of 10% per annum, and (ii) interest on the outstanding principal balance thereafter until the date of maturity shall be paid at the rate of 12% per annum, and (iii) the maturity date of this Amendment is March 31, 2009. The Amended Note provides that in the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten (10) days notice from the lender. The Amended Note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes.

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

Director Independence

The Company applies the standards of NYSE Amex LLC (the “Exchange”), the stock exchange upon which the Company's Common Stock is listed, for determining the independence of the members of its Board of Directors and Board committees. Based upon its application of those standards, the Board of Directors has determined that the following members of our Board of Directors (and committee members, as applicable) are independent:

E. Alan Brumberger
Julius Erving
Evelyn Langlieb Greer
Raymond E. Mabus
Dennis Mehiel
Paul C. O'Brien
Michael J. DelGiudice
Fred P. Hochberg

Item 14. Principal Accounting Fees and Services

The aggregate fees billed to the Company for the years ended December 31, 2008 and 2007, by our principal accounting firm Rothstein, Kass & Company, P.C. are as follows:

Audit Related Fees: The aggregate fees billed for professional services rendered by Rothstein, Kass & Company, P.C. for the years ended December 31, 2008 and 2007, were approximately $187,500 and $205,000, respectively. These professional services included fees associated with the audit of our annual financial statements and reviews of our 2008 quarterly financial statements and certain 2007 quarterly financial statements. Audit fees in both years also include fees associated with the review of our SEC registration statements.

Tax Related Fees:   There were no fees for tax-related services for the years ended December 31, 2008 and 2007. The Company obtains tax related services from an accounting firm other than Rothstein, Kass & Company, P.C.

All Other Fees:   There were no fees for other services that were not included in the three categories above during the years ended December 31, 2008 and 2007.

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

(a)(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts is included on page F-26 hereto. All other financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

(a)(3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended(*)
3.1(a)	Certificate of Designation of Series C Convertible Redeemable Preferred Stock(*)
3.1(b)	Certificate of Designation of the Rights and Preferences of the Series A-2 Preferred Stock (6)
3.1(c)	Certificate of Designation of the Rights and Preferences of the Series A-3 & 4 Preferred Stock (9)
3.1(d)	Form of Subscription Agreement (7)
3.2	Bylaws(*)
10.1	1998 Stock Option Plan(*)
10.2	Employment Agreement between registrant and Matthew Rosen(*)
10.2.1	Amended and Restated Employment Agreement between registrant and Matthew Rosen (3)
10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003(*)
10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002(*)
10.6	Agreement between Fusion registrant and Communications Ventures PVT. LTD, dated May 13, 2004(*)
10.7	Form of Warrant to Purchase Common Stock(*)
10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office(*)
10.8.1	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.8.2	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.8.3	Lease Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office(*)
10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended(*)
10.10.11	Amendment dated February 10, 2006, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office, as amended (8)
10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices (8)
10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000(*)
10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002(*)
10.28	Non-Competition Agreement between registrant and Marvin Rosen(*)
10.29

Stock Purchase Agreement between registrant, Convergent Technologies, Ltd. And the stockholders listed on Schedule 1 Attached thereto, dated December 16, 2004, as amended and restated, dated January 11, 2005(*)

10.30	Employment Agreement between registrant and Roger Karam(*)
10.31.1	Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated January 11, 2005 and the amendment thereto(*)
10.31.2	Amendment to Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated March 24, 2006 (8)
10.32	Carrier Service Agreement for International Terminating Traffic between the registrant and Qwest Communications Corporation, dated May 17, 2000(*)
10.33	Carrier Service Agreement between registrant and Telco Group, Inc. dated April 3, 2001, as amended(*)
10.34	Colocation License Agreement between the registrant and Telco Group, dated January 28, 2002.(*)
10.35	International VoIP Agreement, dated April 25, 2002, as amended(*)
10.36.1

Stock Purchase Agreement dated March 8, 2005 between FUSION TURKEY, L.L.C., LDTS UZAK MESAFE TELEKOMÜNIKASYON VE .ILETIS,IM HIZMETLERI SAN.TIC.A.S. and Bayram Ali BAYRAMOGLU; Mecit BAYRAMOGLU Mehmet; Musa BAYSAN; Yahya BAYRAMOGLU and Özlem BAYSAN. (1)

10.37	Lease Agreement dated April 28, 2005, between Convergent Technologies Limited and Oceanic Digital Jamaica Limited (**)
10.38

Promissory Note issued by iFreedom Communications International Holdings, Limited; iFreedom Communications Corporation; iFreedom Communications (Malaysia) Sdn. Bhd.; iFreedom Communications, Inc.; iFreedom Communications Hong Kong Limited and iFreedom UK, Ltd., jointly and severally, to Registrant. (8)

10.39	Form of Subscription Agreement (5)
10.40	Form of Warrant (5)
10.41	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock (5)
14	Code of Ethics of Registrant (8)
21.1	List of Subsidiaries (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

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

11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 31, 2009	By: /s/ MATTHEW D. ROSEN Matthew D. Rosen Chief Executive Officer
Date: March 31, 2009	By:/s/ BARBARA HUGHES Barbara Hughes Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

12

13

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM     2
consolidated balance sheets     3
consolidated statements of operations     4
consolidated statements of changes in stockholders’ equity (deficit)     5
consolidated statements of cash flow     6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     8

1. Nature of Operations     8
2. Summary of Significant Accounting Policies     8
3. Going Concern and Liquidity     12
4. Joint Ventures, Acquisitions, and Divestitures     12
5. Goodwill and Identifiable Intangible Assets     12
6. Prepaid Expenses and Other Current Assets     13
7. Property and Equipment     13
8. Restricted Cash     13
9. Accounts Payable and Accrued Expenses     14
10. Long-Term Debt and Capital Lease/Equipment Financing Obligations     15
11. Income Taxes and Tax Valuation Allowance     16
12. Commitments and Contingencies     18
13. Equity Transactions     19
14. Settlements of Debt     21
15. Profit Sharing Plan     22
16. Related Party Transactions     22
Concentrations of Credit Risk     23
18. Segment Information     23
19. Subsequent Events     25
20. Selected Quarterly Results (Unaudited)     25

SCHEDULE II     27

VALUATION AND QUALIFYING ACCOUNTS     27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had negative working capital balances, incurred negative cash flows from operations and net losses since inception, and has limited capital to fund future operations that raises a substantial doubt about their ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3 . The consolidated financial statements do not include any adjustment that might result from this uncertainty.

Our audits were conducted for the purpose of expressing an opinion on the basic consolidated financial statements taken as a whole. The accompanying supplementary information is presented for purpose of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.
Roseland, New Jersey
March 31, 2009

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$458,246	$114,817
Accounts receivable, net of allowance for doubtful accounts of approximately $659,000 and $830,000 in 2008 and 2007, respectively	3,330,908	5,545,408
Prepaid expenses and other current assets	329,968	481,556
Assets held for sale	--	129,231
Total current assets	4,119,122	6,271,012
Property and equipment, net	3,941,528	5,425,846
Other assets:
Security deposits	51,760	66,638
Restricted cash	416,566	416,566
Goodwill	--	964,557
Intangible assets, net	810,908	4,892,215
Other assets	123,440	91,455
Total other assets	1,402,674	6,431,431
TOTAL ASSETS	$9,463,324	$18,128,289
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Long-term debt, current portion – non-related parties	$1,375,000	$150,000
Long-term debt, current portion – related parties	987,992	416,567
Capital lease/equipment financing obligations, current portion	122,960	233,759
Accounts payable and accrued expenses	10,283,207	9,663,325
Current liabilities from discontinued operations	13,313	15,829
Total current liabilities	12,782,472	10,479,480
Long-term liabilities:
Long-term debt, net of current portion - non-related parties	960,000	--
Long-term debt, net of current portion- related parties	--	283,433
Capital lease/equipment financing obligations, net of portion	--	10,922
Other long-term liabilities	485,431	659,271
Total long-term liabilities	1,445,431	953,626
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,995 shares issued and outstanding in 2008 and 2007, respectively	80	80
Common stock, $0.01 par value, 105,000,000 shares authorized, 45,750,003 and 29,907,786 shares issued and outstanding in 2008 and 2007, respectively	457,500	299,078
Capital in excess of par value	124,384,568	120,402,691
Accumulated deficit	(129,606,727)	(114,006,666)
Total stockholders’ equity (deficit)	(4,764,579)	6,695,183
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,463,324	$18,128,289

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Revenues	$50,559,371	$55,023,860	$47,087,064
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	47,253,807	50,797,354	42,463,724
Depreciation and amortization	1,882,959	1,709,040	1,397,094
Loss on impairment of goodwill and other long-lived assets	5,143,231	4,006,664	867,212
Selling, general and administrative expenses (includes approximately $617,000 and $544,000 non-cash compensation for 2008 and 2007, respectively)	12,056,007	12,484,485	14,803,062
Advertising and marketing	108,086	146,471	1,335,745
Total operating expenses	66,444,090	69,144,014	60,866,837
Operating loss	(15,884,719)	(14,120,154)	(13,779,773)
Other income (expenses):
Interest income	10,829	71,950	318,333
Interest expense	(327,113)	(88,993)	(114,006)
Gain on settlements of debt	659,991	618,885	465,854
Gain on sale of investment in Estel	—	937,578	—
Loss from investment in Estel	—	(60,000)	(185,234)
Other	(59,049)	(27,536)	44,801
Minority interests	—	—	67,694
Total other income (expenses)	284,658	1,451,884	597,442
Income (loss) from continuing operations	(15,600,061)	(12,668,270)	(13,182,331)
Discontinued operations:
Income (loss) from discontinued operations	—	—	(168,871)
Net loss	$(15,600,061)	$(12,668,270)	$(13,351,202)
Losses applicable to Common Stockholders:
Loss from continuing operations	$(15,600,061)	$(12,668,270)	$(13,182,331)
Preferred stock dividends in arrears	(641,352)	(572,087)	—
Net loss applicable to Common Stockholders from continuing operations:	(16,241,413)	(13,240,357)	(13,182,331)
Income (loss) from discontinued operations	—	—	(168,871)
Net loss applicable to Common Stockholders	$(16,241,413)	$(13,240,357)	$(13,351,202)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.44)	$(0.48)	$(0.49)
Income (loss) from discontinued operations	—	—	(0.01)
Net loss applicable to Common Stockholders	$(0.44)	$(0.48)	$(0.50)
Weighted average common shares outstanding
Basic and diluted	37,274,411	27,314,196	26,737,083

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock	Common Stock	Common Stock Class A	Capital In Excess Of Par Value	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balances, January 1, 2006	$—	$104,394	$157,400	$105,447,041	$(87,987,194)	$17,721,641
Proceeds from sale of Preferred Stock, Series A-1, net of	39	—	—	3,807,757	—	3,807,796
investment expenses
Conversion of Class A Common Stock to Common Stock	—	157,400	(157,400)	—	—	--
Exercise of warrants		143		357		500
Non-cash compensation expense – stock options	—	—	—	720,350	—	720,350
Non-cash compensation expense – stock issued for consulting services	—	375	—	99,000	—	99,375

Release of Efonica shares from escrow	—	6,756	—	4,350,742	—	4,357,498
Common stock issued to	—	522	—	89,478	—	90,000
Xtreme VoIP Corp.
Net loss	—	—	—	—	(13,351,202)	(13,351,202)
Balances, December 31, 2006	39	269,590	--	114,514,725	(101,338,396)	13,445,958
Proceeds from sale of Preferred Stock, Series A-2, A-3 and A-4, net of investment expenses	41	—	—	4,085,608	—	4,085,649
Proceeds from sale of	—	29,363	—	1,429,917	—	1,459,280
Common Stock, net of
investment expenses
Difference payment related to purchase of minority interest in Efonica joint venture	—	—	—	(171,852)	—	(171,852)
Non-cash compensation	—	—	—	511,293	—	511,293
expense – stock options
Non-cash compensation	—	125	—	33,000	—	33,125
expense – stock issued for consulting services
Net loss	—	—	—	—	(12,668,270)	(12,668,270)
Balances, December 31, 2007	80	299,078	--	120,402,691	(114,006,666)	6,695,183
Proceeds from sale of	—	132,033	—	2,915,767	—	3,047,800
Common Stock, net of
investment expenses
Non-cash compensation	—	—	—	617,499	—	617,499
expense – stock options
Non-cash compensation
expense – debt settlement	—	4,167	—	70,833	—	75,000
Non-cash compensation
expense – debt conversion	—	22,222	—	377,778	—	400,000
Net loss					(15,600,061)	(15,600,061)
Balances, December 31, 2008	$80	$457,500	$--	$124,384,568	$(129,606,727)	$(4,764,579)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(15,600,061)	$(12,668,270)	$(13,351,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill and other long-lived assets – continuing operations	5,143,231	4,006,664	867,212
Loss on impairment – discontinued operations	—	—	216,201
Gain/(loss) from sale/disposal of fixed assets	59,158	105,807	(22,162)
Depreciation and amortization	1,882,959	1,709,040	1,397,094
Bad debt expense (recovery)	173,046	44,795	(15,250)
Non-cash compensation expense	617,499	544,418	856,392
Gain on settlements of debt	(659,991)	—	(465,854)
Gain on discontinued operations	—	—	(140,000)
Gain on sale from investment in Estel	—	(937,578)	—
Loss from investment in Estel	—	60,000	185,234
Minority interests	—	—	(67,694)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	2,041,454	1,013,550	(4,200,519)
Prepaid expenses and other current assets	151,588	140,651	691,226
Other assets	(31,985)	13,467	46,976
Accounts payable and accrued expenses	1,300,248	(1,493,034)	2,244,292
Liabilities of discontinued operations	(2,516)	(7,257)	(385,724)
Other long-term liabilities	(173,840)	(140,842)	800,113
Net cash used in operating activities	(5,099,210)	(7,608,589)	(11,343,665)
Cash flows from investing activities:
Purchase of property and equipment	(403,035)	(980,694)	(3,299,198)
Proceeds from sale of property and equipment	—	—	48,217
Proceeds from sale of investment in Estel	—	484,985	—
Advances to Estel	—	(15,130)	(71,416)
Payments from Estel	—	20,563	89,285
Returns of security deposits	14,878	3,231	190,024
Repayments of (payments for) restricted cash	—	365,000	(563,390)
Payments for other intangible assets	—	(10,718)	(86,619)
Difference payment related to purchase of minority interest in Efonica joint venture	—	(171,852)	—
Net cash used in investing activities	(388,157)	(304,615)	(3,693,097)
Cash flows from financing activities:
Proceeds from sale of Series A-1 Preferred Stock, net	—	—	3,807,796
Proceeds from sale of Series A-2, A-3 and A-4 Preferred Stock, net [GRAPHIC OMITTED][GRAPHIC OMITTED]	—	4,085,649	—
Proceeds from sale of Common Stock, net	3,047,800	1,459,280	—
Proceeds from the issue and exercise of warrants	—	—	500
Proceeds from notes payable – related party	715,000	1,100,000	—
Proceeds from notes payable – non-related party	2,835,000	—	—
Repayments of notes payable – related party	(427,008)	(400,000)	—
Payments of long-term debt and capital lease/equipment financing obligations	(89,996)	(960,063)	(818,883)
Repayments of notes payable – non-related party	(250,000)	—	—
Net cash provided by financing activities	5,830,796	5,284,866	2,989,413
Net increase (decrease) in cash and cash equivalents	343,429	(2,628,338)	(12,047,349)
Cash and cash equivalents, beginning of year	114,817	2,743,155	14,790,504
Cash and cash equivalents, end of year	$458,246	$114,817	$2,743,155

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$216,640	$66,041	$50,303
Supplemental schedule of noncash investing and financing activities:
Acquisition of capital leases/equipment financing obligations	$22,900	$137,998	$228,800
Acquisition of short-term financing agreement	$—	$—	$553,888
Release of Efonica shares from escrow	$—	$—	$4,357,498
Issuance of restricted stock for consulting services	$—	$33,125	$99,375
Issuance of Common Stock for attainment of certain earn outs in Intellectual Property Transfer Agreement	$—	$—	$90,000
Liability for acquisition of Intellectual Property Transfer Agreement	$—	$—	$30,000
Conversion of long term debt to Common Stock	$(454,625)	$180,163	$—

See accompanying notes to the consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements include the accounts of Fusion Telecommunications International, Inc. and its wholly-owned and majority-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company complies with the accounting and reporting requirements of the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104.

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

The Company derives revenue principally from international voice, including VoIP, private networks, and Internet services. Variable revenue derived from international voice services is recognized upon completion of a call and is based upon the number of minutes of traffic carried. Revenue from monthly recurring service from long distance, private networks, and Internet services are fixed and recurring in nature and are contracted over a specific period of time. Advanced billings for monthly fees are reflected as deferred revenues and are recognized as revenue at the time the service is provided. VoIP services enable customers, typically international corporations, or cable operators, to place voice calls anywhere in the world using their personal computer. The majority of the Company’s VoIP services to consumers are prepaid which is initially recorded as deferred revenue. Revenues from VoIP services to consumers are recognized based upon the usage of minutes by the consumer.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their fair value presented in the accompanying Consolidated Balance Sheets, due to their short maturities.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed. We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholder’s equity, are developed and applied to the appropriate financial variables of the subject company to indicated its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. Other intangible assets consist primarily of the trade name and trademarks associated with the Company’s wholly-owned subsidiary, Efonica FZ, LLC (“Efonica”). These long-lived assets are not amortized because they have indefinite lives. The remaining intangible asset acquired in the Efonica transaction is a customer list, which is being amortized using the straight-line method over the 10 year estimated useful life.

As discussed in Note 5, the Company completed an annual impairment test of its Goodwill and Other Intangible Assets as of December 31, 2008. Based on the annual impairment test, an impairment loss of $5,014,000 was recorded in December 31, 2008 due to the decline in cash flows from the Efonica retail services.

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

In December 2008, the Company recorded approximately $129,000 of impairment of assets associated with the joint venture in Jamaica.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Lives
Network equipment	5 -- 7 Years
Furniture and fixtures	3 -- 7 Years
Computer equipment and software	3 -- 5 Years
Leasehold improvements	Lease terms

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Advertising and Marketing

Advertising and marketing costs primarily relate to promotional minutes associated with our consumer segment and promotional items associated with our corporate segment. The Company’s costs also include press releases, public relations and customer relations fees, and exhibitions the Company attends to promote these services.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statements No. 109” (“FIN 48”). SFAS No. 109 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary difference between the financial statement and tax bases of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Uncertain tax positions are included under “Other liabilities” on the consolidated statements of financial condition.

FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classifications, interest and penalties, accouting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007.

Foreign Currency Transaction

The Company’s subsidiaries enter into foreign currency transactions. In accordance with SFAS No. 52 “Foreign Currency Translation,” conversion gains or losses resulting from these foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. Comprehensive loss was equal to the net loss amount presented for the respective periods in the accompanying Consolidated Statements of Operations.

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

Unexercised stock options to purchase, 4,096,609, 3,116,676, and 2,832,546 shares of the Company’s Common Stock as of December 31, 2008, 2007, and 2006, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the stock options would be anti-dilutive.

Unexercised warrants to purchase 19,775,479, 12,900,190, and 8,588,709 shares of the Company’s Common Stock as of December 31, 2008, 2007, and 2006, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the warrants would be anti-dilutive.

Net loss per common share calculation includes a provision for Preferred Stock dividend in the amount of approximately $641,000 and $572,000 as of December 31, 2008 and 2007, respectively. However, no cash dividend had been declared by the Board of Directors as of December 31, 2008.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense in the Company’s Consolidated Statements of Operations.

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations during the year ended December 31, 2008, 2007, and 2006, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture. In the pro forma information required under SFAS No. 148 (“Accounting for Stock-Based Compensation — Transition and disclosure — an amendment of FASB Statement No. 123”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. The impact on the Company’s results of operations of recording stock-based compensation expense related to employees for the Year Ended December 31, 2008 and 2007 was approximately $599,000 and $495,000, respectively, which is included in selling, general, and administrative expenses in the Consolidated Statements of Operations.

The Company calculated the fair value of each Common Stock option grants on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

[GRAPHIC OMITTED][GRAPHIC OMITTED]	2008	[GRAPHIC OMITTED][GRAPHIC OMITTED]2007	[GRAPHIC OMITTED][GRAPHIC OMITTED]2006
Dividend yield	0.0%	0.0%	0.0%
Average risk free interest rate	2.3%	3.76%	4.94%
Average option term (years)	4.0	4.0	4.0
Stock volatility	124.9%	89.8%	76.99%

Recently Adopted and Issued Accounting Pronouncements

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is evaluating the impact of this guidance in its consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157–3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157–3 was effective upon issuance and applies to Financial Assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The Company does not expect the adoption of FSP No. 157–3 to have a material impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

3. Going Concern and Liquidity

At December 31, 2008, the Company had a working capital deficit of approximately $8,663,000 and an accumulated deficit of approximately $129,607,000. The Company has continued to sustain losses from operations, for the years ended December 31, 2008, 2007, and 2006, incurring a net loss of approximately $15,600,000, $12,668,000, and $13,351,000, respectively. In addition, the Company has not generated positive cash flow from operations since inception. The Company is reviewing options to raise additional capital through debt and/or equity financing. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the year ended December 31, 2008, the Company raised $3.0 million net of expenses from sale of its securities through private placements. The Company’s long-term liquidity is dependent on its ability to effectively market its corporate services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

4. Joint Ventures, Acquisitions, and Divestitures

Efonica

In December 2002, the Company acquired a 50.2% equity interest in a joint venture with Karamco, Inc. (“Karamco”) to provide various VoIP services throughout the emerging markets. During February 2005, the Company completed its acquisition of the remaining 49.8% minority interest in Efonica from Karamco. In accordance with the terms of the agreement, as amended, the Company released 675,581 shares of common stock held in escrow in March 2006, and paid $171,852 in May 2007. Both the release of common stock held in escrow and the payment were reflected as capital in excess of par value in the consolidated financial statements.

5. Goodwill and Identifiable Intangible Assets

In December 2008, based on the following impairment indicators, the Company tested goodwill and intangible assets for impairment:

•     an expectation that revenue projections would not be met
•     a decrease in expected future cash flows

The Company considered these impairment indicators and determined the fair value of the Company’s reporting unit utilizing the discounted cash flow method, comparable company analysis, and comparable transaction analysis approach. The analysis indicated that the carrying amount of the reporting unit exceeded it fair value. Accordingly, the second step was performed. The impairment test resulted in the recognition of a non-cash impairment charge to goodwill and other indefinite lived intangibles of approximately $5.0 million.

The Company’s goodwill relates primarily to the VoIP to Consumers and Corporations reporting segment. The changes in the amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
Beginning of year	$964,557	$4,971,221

Impairment of Efonica retail services	(964,557)	(4,006,664)
End of year	$–	$964,557

Identifiable intangible assets, net, as of December 31, 2008, are composed of:

	Trademarks		Customer List	Intellectual Property	Totals
Balance as of January 01, 2008	$4,586,558		$216,620	$89,037	$4,892,215
Current year amortization	--		$(29,880)	$--	$(29,880)
Impairment	$(3,864,687)		$(186,740)	$--	$(4,051,427)
Balance as of December 31, 2008	$721,871	$	---	$89,037	$810,908

These identifiable intangible assets were primarily acquired in connection with the Company’s purchase of the 49.8% minority interest in its Efonica joint venture. The trademarks are not subject to amortization as they have an indefinite life. Amortization on the customer list during the year ended December 31, 2008, 2007 and 2006, was $29,880, $29,880, and $29,880, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2008 and 2007.

	2008	2007
Prepaid expenses	$260,719	$352,146
Inventory	60,533	71,370
Note receivables	3,000	49,113
Other	5,716	8,927
Total	$329,968	$481,556

7. Property and Equipment

At December 31, 2008 and 2007, property and equipment is comprised of the following:

	2008	2007
Network equipment, including approximately $0 and $569,000 under capital and equipment financing leases in 2008 and 2007, respectively	$7,126,543	$7,131,173
Furniture and fixtures	468,638	447,384
Computer equipment and software, including approximately $46,000 under capital and equipment financing leases in 2008 and 2007, respectively	2,545,855	2,252,503
Leasehold improvements	3,414,703	3,363,363
Assets in progress	56,707	89,180
	13,612,446	13,283,603
Less accumulated depreciation and amortization, including approximately $20,000 and $130,000 under capital and equipment financing leases in 2008 and 2007, respectively	(9,670,918)	(7,857,757)
	$3,941,528	$5,425,846

8. Restricted Cash

As of December 31, 2008 and 2007, the Company had approximately $417,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit, for both years. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2008 and 2007:

	2008	2007
Trade accounts payable	$8,180,150	$7,368,791
Accrued expenses	1,043,691	1,031,350
Accrued payroll and vacation	206,436	181,118
Cost accrual	274,185	460,375
Interest payable	110,473	22,953
Deferred revenue	307,999	326,802
Short-term financing agreement	7,544	94,597
Other	152,729	177,339
	$10,283,207	$9,663,325

10. Long-Term Debt and Capital Lease/Equipment Financing Obligations

At December 31, 2008 and 2007, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	2008	2007
Promissory notes payable – related parties	$987,992	$700,000
Promissory notes payable – non-related parties	2,335,000	150,000
Capital lease/equipment financing obligations	122,960	244,681
Total long-term debt and capital lease/equipment financing obligations	3,445,952	1,094,681
Less current portion – related parties	(987,992)	(416,567)
Less current portion – non-related parties	(1,375,000)	(150,000)
Less portion – capital lease/equipment financing obligations	(122,960)	(233,759)
	$960,000	$294,355

Promissory Notes Payable – non-related parties

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of December 31, 2008, as the other party to the settlement agreement has not complied with the terms of the agreement.

During 2008, the Company borrowed an aggregate of $2,835,000 from several shareholders under thirteen (13) promissory note agreements to be used by the company for general working capital purposes. The promissory notes bear interest at rates ranging between 10% and 13% with maturities extending through February 2010. During 2008, the Company repaid two of these promissory notes ($250,000) and converted two additional promissory notes ($400,000) into 2,222,223 shares of common stock and 888,890 warrants to purchase one share of common stock. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s accounts receivable. During 2008 and through the date of this filing, five of these promissory notes became due; however, none of the holders of these notes have made a demand for payment.

Promissory Notes Payable – related parties

On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors: Philip Turits, and Marvin Rosen. The loans are evidenced by three promissory notes that are payable in 24 equal monthly installments of principal and interest at the rate of ten (10%) per annum, commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the notes are collateralized by a security interest in the Company’s accounts receivables. The proceeds of the loans were used for general working capital purposes. As of December 31, 2008, approximately $353,000 is due under these loan agreements.

On December 21, 2007, the Company borrowed $160,000 from a Director, Marvin Rosen. The loan was evidenced by a non-interest bearing promissory note that was payable on January 3, 2008. On January 3, 2008, this loan was paid in full.

During 2008, the Company borrowed $590,000 of additional proceeds from these two directors under promissory note agreements. The proceeds from these loans were used for working capital purposes. The notes bear interest at 10% per annum and mature at different dates throughout 2008. During the year ended December 31, 2008, $80,000 was repaid. These notes provide that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the notes on the maturity date; however, the note holders have not made a demand for payment on the Company. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable.

On April 23, 2008, the Company borrowed $125,000 of additional proceeds from Kenneth Starr under a promissory note agreement. The proceeds from this loan were used for working capital purposes. The note bears interest at 10% per annum and matured on June 22, 2008. This note provided that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the note on the maturity date; however, the note holder has not made a demand for payment on the Company. This note also grants the lender a collateralized security interest from the Company’s accounts receivable.

Capital Lease/Equipment Financing Obligations

Future aggregate minimum payments on long-term debt and capital lease/equipment financing obligations in the years subsequent to December 31, 2008, are as follows:

Total minimum payments	$131,155
Less amount representing interest	(8,195)
Present value of minimum payments	122,960
Less current portion	(122,960)
Total long-term portion	$--

11. Income Taxes and Tax Valuation Allowance

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2008, 2007 and 2006. The provision for income taxes consists of the following:

	2008	2007	2006
Deferred
Federal	$(5,026,000)	$(4,299,000)	$(3,989,000)
State	(316,000)	(241,000)	105,000
	(5,342,000)	(4,540,000)	(3,884,000)
Change in valuation allowance	5,342,000	4,540,000	3,884,000
	$--	$--	$--

The following reconciles the Federal statutory tax rate to the effective income tax rate:

[	2008	2007	2006
	%	%	%
Federal statutory rate	34.0	34.0	34.0
State	2.0	2.2	0.8
Other	(1.0)	(1.2)	0.2
Change in valuation allowance	(35.0)	(35.0)	(35.0)
Effective income tax rate	--	--	--

The components of the Company’s deferred tax assets and liability consist of approximately the following at December 31, 2008 and 2007, respectively:

	2008	2007
Deferred tax assets
Net operating losses	$31,616,000	$28,372,000
Allowance for doubtful accounts	250,000	315,000
Accrued liabilities and other	554,000	625,000
Property and equipment	4,422,000	2,188,000
	36,842,000	31,500,000
Deferred tax liability

Deferred tax asset, net	36,842,000	31,500,000
Less valuation allowance	(36,842,000)	(31,500,00)
	$--	$--

The Company has available at December 31, 2008 and 2007, approximately $92,486,000 and $83,445,000, respectively, of unused net operating loss carry forwards that may be applied against future taxable income, which expire in various years from 2012 to 2027. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

Management of the Company had decided to fully reserve for its net deferred tax assets, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future taxable income, coupled with certain limitations on the utilization of the net operating losses due to various changes in ownership over the past several years.

12. Commitments and Contingencies

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases at December 31, 2008, is approximately as follows:

Year Ending December 31:
2009	$1,379,000
2010	827,000
2011	659,000
2012	678,000
2013	698,000
Thereafter	1,031,000
$5,272,000

Rent expense for all operating leases was approximately $1,298,000, $1,373,000, and $1,538,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage. The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

As of December 31, 2008, the Company has outstanding purchase commitments of approximately $14,000 with an equipment vendor.

Legal Matters

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract , failure to pay to plaintiff monies allegedly due under the terms of a Professional Services Letter Agreement (the “PSLA”), violation of the terms of a Master Software License Agreement (the “MSLA”), and Prejudgment interests and costs. The Company vigorously refutes these charges. On September 17, 2008, the Company filed a counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damage, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in our accompanying consolidated financial statements because of this claim.

The Company is involved in other claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position.

Due to the regulatory nature of the industry, the Company periodically receives and responds to various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on our consolidated operations or financial condition.

13. Equity Transactions

Preferred Stock

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

In December 2006, the Company completed the first phase of the private placement, and issued a total of 3,875 shares of Preferred Stock designated Series A-1 Preferred Stock, for which approximately $3.8 million was received net of expenses of approximately $69,000, and were used for working capital. In addition, the Company issued warrants to purchase 1,160,204 shares of Common Stock exercisable at $1.67 per share, which equals 50% of the shares issuable upon conversion of the Series A-1 Preferred Stock. Each share of Series A-1 Preferred Stock is entitled to dividends at rate of 8% per annum and is convertible into the Company’s Common Stock at a fixed conversion price of $1.67 per share, which represent a 20% premium over the average price of the Common Stock for the three trading days prior to the closing date of the transaction.

On May 9, 2007, the Company completed the second phase of the private placement, and issued a total of 3,375 shares of Preferred Stock designated Series A-2 Preferred Stock, for which approximately $3.375 million was received net of expenses of approximately $30,000, and were used for working capital. In addition, the Company issued warrants to purchase 2,033,151 shares of Common Stock exercisable at $0.83 per share, which equals 50% of the shares issuable upon conversion of Series A-2 Preferred Stock. Each share of Series A-2 Preferred Stock is entitled to dividends at a rate of 8% per annum and is convertible into the Company’s Common Stock at a fixed conversion price of $0.83 per share, which represent a 20% premium over the average price of the Common Stock for the three trading days prior to the closing date of the transaction.

In addition, in as much as in excess of 7,000 shares of Cumulative Convertible Preferred Stock were sold, the Company exercised its over-allotment option to sell the remaining 3,000 shares, upon the same terms and conditions as set forth in the Private Placement Subscription Agreement, and accordingly, the Company extended the Offering Period up to and including June 8, 2007.

On May 9, 2007, the Company sold 700 over-allotment shares of Preferred Stock, Series A-3 for which $.7 million was received, and were used for working capital. In addition, the Company issued warrants to purchase 421,687 shares of Common Stock exercisable at $0.83 per share, which equals 50% of the shares issuable upon conversion of the Series A-3 Preferred Stock. Each share of Series A-3 Preferred Stock is entitled to dividends at a rate of 8% per annum and is convertible into the Company’s Common Stock at a fixed price of $0.83 per share, which represent a 20% premium over the average price of the Common Stock for the three trading days prior to the closing date of the transaction.

On June 8, 2007, the Company sold 45 over-allotment shares of Preferred Stock, Series A-4 for which $45,000 was received, and were used for working capital. In addition, the Company issued warrants to purchase 28,482 shares of Common Stock exercisable at $0.79 per share, which equals 50% of the shares issuable upon conversion of the Series A-4 Preferred Stock. Each share of Series A-4 Preferred Stock is entitled to dividends at the rate of 8% per annum and is convertible into the Company's Common Stock at a fixed price of $0.83 per share, which represent a 20% premium over the average price of the Common Stock for the three trading days prior to the closing date of the transaction.

As of December 31, 2008, the Company has authorized 10,000,000 shares of its stock for the issuance of Preferred Stock. The Company has designated 1,100,000, 1,500,000, and 110,000 shares of $10 Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), $10 Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) and $90 Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) respectively. As of December 31, 2008, there were 0 shares issued and outstanding for Series A, B and C Preferred Stock.

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

On March 28, 2006, the Company entered into a consulting service agreement. In connection with the agreement, the Company issued 50,000 shares of restricted Common Stock. Of these shares, 25,000 shares were given to the consultant upon the signing of the agreement. The other 25,000 shares were held in escrow until the sixth (6th) month anniversary at which time 12,500 shares were released. The remaining 12,500 shares were released on August 1, 2007. In addition, the remaining expense balance of $33,125 was amortized during the Year Ended December 31, 2008.

As discussed further in Note 4 , during March 2006, 675,581 shares of Common Stock held in escrow related to the acquisition of the minority interest in Efonica were released.

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

During 2008, the Company entered into various subscription agreements with individual investors, including a few directors of the Company for an aggregate offering of 13,203,233 shares of common stock, in consideration for $3,060,500. In addition, the Company issued five year warrants to purchase 5,966,399 shares of common stock at exercise prices equal to 120% of the closing price of the Company’s common stock the day before the respective Closing.

On October 7, 2008, the Company entered into a subscription agreement with an accredited investor who is also a shareholder of the Company, for an offering of 2,222,223 shares of Common Stock and five-year warrants to purchase 888,890 shares of Common Stock, in consideration for $400,000. The consideration was paid through the satisfaction of two outstanding promissory notes (dated, September 30, 2008 and, October 3, 2008). Each warrant to purchase Common Stock is exercisable at $0.22 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before closing.

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

The following summary presents information regarding outstanding options as of December 31, 2008 and 2007 and changes during the year then ended with regard to all options:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at January 1, 2007	2,832,546	$3.54	5.72	years
Granted in 2007	1,204,650	0.70
Expired/Cancelled in 2007	(920,520)	–
Outstanding at December 31, 2007	3,116,676	$2.43	7.10	years
Granted in 2008	1,406,250	0.31
Expired/Cancelled in 2008	(426,317)	2.30
Outstanding at December 31, 2008	4,096,609	$1.72	7.29	years
Exercisable at December 31, 2008	1,866,787	$2.98	6.01	years

The following table summarizes information about stock options outstanding as of December 31, 2008:

Range Of Exercise Prices	Options Outstanding	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$0.16 - $0.25	37,000	9.72	$0.22	—	$—
$0.31 - $0.31	1,313,250	8.64	$0.31	—	$—
$0.34 - $0.68	20,500	8.92	$0.31	4,250	$0.40
$0.69 - $0.69	1,047,250	6.85	$0.69	468,068	$0.69
$0.75 - $2.46	602,645	7.11	$2.22	417,861	$2.32
$2.65 - $3.40	390,490	6.73	$2.89	291,134	$2.92
$3.70 - $3.70	1,286	6.76	$3.70	1,286	$3.70
$4.38 - $4.38	476,688	5.54	$4.38	476,688	$4.38
$4.70 - $4.70	7,500	6.37	$4.70	7,500	$4.70
$6.45 - $6.45	200,000	6.05	$6.45	200,000	$6.45
	4,096,609	7.29	$1.72	1,866,787	$2.98

The weighted-average estimated fair value of stock options granted was $0.31, $0.70, and $2.48 during the years ended December 31, 2008, 2007, and 2006 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007, and 2006 was $0, $0, and $0, respectively. As of December 31, 2008, there was approximately $617,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plan which is expected to be recognized over a weighted-average period of 1.34 years.

The Company, as part of various debt and other agreements, have issued warrants to purchase the Company’s Common Stock. The following summarizes the information relating to warrants issued and the activity during 2008, 2007, and 2006:

	Number Of Warrants	Per Share Warrant Price	Weighted Average Warrant Price
Shares under warrants at January 1, 2006	7,822,435	$0.04-6.45	$6.37
Issued in 2006	1,160,204	1.67	1.67
Exercised in 2006	(14,286)	0.04	0.04
Expired in 2006	(19,644)	2.98-3.50	3.36
Shares under warrants at December 31, 2006	8,948,709	$1.67–8.58	$5.75
Issued in 2007	3,951,481	0.48-0.83	0.75
Exercised in 2007	–	–	–
Expired in 2007	–	–	–
Shares under warrants at December 31, 2007	12,900,190	$0.48 – 8.58	$5.50
Issued in 2008	6,875,289	0.12–0.46	0.29
Exercised in 2008	–	–	–
Expired in 2008	–	–	–
Shares under warrants at December 31, 2008	19,775,479	$0.12–8.58	$3.69

All warrants are fully exercisable upon issuance other than the initial public offering “IPO” warrants, which could not be exercised until the first anniversary of the date of the IPO.

14. Settlements of Debt

The Company had a prior period outstanding balance with a foreign vendor for approximately $635,000; however, this balance was in dispute because of discrepancies on price and on quality of service. The Company was advised that the foreign vendor went into liquidation in 2005. As of March 31, 2008, the balance had been outstanding for over five (5) years and the Company was advised by local counsel that the Statute of Limitations of the foreign country’s jurisdiction for any claims made by the vendor had expired.

During the year ended December 31, 2008, the Company settled its debt with a vendor by issuing Common Stock for $75,000 resulting in a gain of $25,000. As a result of these settlements, the Company recorded a gain on settlement of debt for approximately $660,000 during the year ended December 31, 2008.

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

15. Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board of Directors. No contributions to the profit sharing plan were made for the years ended December 31, 2008, 2007 and 2006.

16. Related Party Transactions

During October 2007, the Company borrowed $400,000 from two members of its Board of Directors, which was repaid on November 2, 2007. Interest was paid based upon a 10% per annum interest rate.

On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors: Philip Turits, and Marvin Rosen. The loans are evidenced by three promissory notes that are payable in 24 equal monthly installments of principal and interest at the rate of ten (10%) per annum, commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the notes are collateralized by a security interest in the Company’s accounts receivables. The proceeds of the loans were used for general working capital purposes. As of December 31, 2008, approximately $363,000 is due under these loan agreements.

On December 21, 2007, the Company borrowed $160,000 from a Director, Marvin Rosen. The loan was evidenced by a non-interest bearing promissory note that was payable on January 3, 2008. On January 3, 2008, this loan was paid in full.

During 2007, the Company received $120,000 from the members of its Board of Directors associated with the private placement for Preferred Stock A-2 (See Note 13).

During 2007, the Company received $100,000 from the members of its Board of Directors associated with the private placement for the Company’s Common Stock (See Note 13).

During 2008, the Company borrowed $590,000 of additional proceeds from two directors, Philip Turits and Marvin Rosen, under promissory note agreements. The proceeds from these loans were used for working capital purposes. The notes bear interest at 10% per annum and mature at different dates throughout 2008. During the year ended December 31, 2008, $80,000 was repaid. These notes provide that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the notes on the maturity date; however, the note holders have not made a demand for payment on the Company. These notes also grant the lenders a collateralized security interest from the Company’s accounts receivable.

On April 23, 2008, the Company borrowed $125,000 of additional proceeds from Kenneth Starr under a promissory note agreement. The proceeds from this loan were used for working capital purposes. The note bears interest at 10% per annum and matured on June 22, 2008. This note provided that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay the note on the maturity date; however, the note holder has not made a demand for payment on the Company. This note also grants the lender a collateralized security interest from the Company’s accounts receivable.

During 2008, the Company received $225,000 from Marvin Rosen associated with the private placement for the Company’s Common Stock (See Note 13).

During 2008, the Company received $175,000 from Philip Turits associated with the private placement for the Company’s Common Stock (See Note 13).

During 2008, the Company received $250,000 from Kenneth Starr associated with the private placement for the Company’s Common Stock (See Note 13).

During 2008, the Company received $50,000 from Michael DelGuidice associated with the private placement for the Company’s Common Stock (See Note 13).

During 2008, the Company received $50,000 from E. Alan Brumberger associated with the private placement for the Company’s Common Stock (See Note 13).

During 2008, the Company received $25,000 from John Sununu associated with the private placement for the Company’s Common Stock (See Note 13).

During 2008, the Company received $20,000 from Fred Hochberg associated with the private placement for the Company’s Common Stock (See Note 13).

17. Concentrations

Major Customers

During 2008 and 2007, five customers of the Company accounted for revenues exceeding 70% in total and at least 5% individually of the Company’s total revenues for 2008. During 2006, three customers of the Company accounted for revenues exceeding 46% in total and at least 5% individually of the Company’s total revenues for 2006. These customer revenues were all in the traditional voice and VoIP to carrier segments. Revenues earned from these customers were approximately $ 35,618,000 in 2008, $38,664,000 in 2007, $21,665,000 in 2006. At December 31, 2008, 2007, and 2006, the amounts owed to the Company by these customers were approximately $2,282,000, $4,330,000, and $4,398,000, or 68.50%, 79.88%, and 65.21%, respectively

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

During 2008, 2007, and 2006, the Company generated approximate revenue from continuing operations from customers in the following countries:

	2008	2007	2006
United States	$46,587,000	$50,220,000	$42,559,000
Other	3,972,000	4,804,000	4,528,000
	$50,559,000	$55,024,000	$47,087,000

At December 31, 2008 and 2007, the Company had foreign long-lived assets in foreign countries as follows:

	2008	2007
Jamaica	$–	$129,000

Revenues by geographic area are based upon the location of the customers. The foreign long-lived assets by geographic area represent those assets physically used in the operations in each geographic area.

Concentrations of Credit Risk

The Company maintains its cash balances in financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution, though December 31, 2009. These balances, may at times, exceed federally insured limits.

18. Segment Information

The Company complies with the accounting and reporting requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

Consumers, Corporations, and Other

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

Operating segment information for 2008 and 2007 is summarized as follows:

	2008
	Voice To Carriers	Consumers Corporations And Other	Corporate & Unallocated	Consolidated
Revenues	$49,160,328	$1,399,043	$--	$50,559,371
Cost of revenues (exclusive of depreciation and amortization)	(46,233,088)	(1,020,719)	--	(47,253,807)
Depreciation and amortization	(988,493)	(894,466)	--	(1,882,959)
Loss on impairment of goodwill and other long-lived assets	--	(5,143,231)	--	(5,143,231)
Selling, general and administrative	(5,766,661)	(6,289,346)	--	(12,056,007)
Advertising and marketing	(6,852)	(101,234)	--	(108,086)
Other income (expenses)	131,912	152,746	--	284,658
Net Income (loss)	$(3,702,854)	$(11,897,207)	$--	$(15,600,061)
Total assets	$6,180,961	$2,804,836	$447,527	$9,463,324
Capital expenditures	$64,946	$286,098	$51,991	$403,035

	2007
	Voice To Carriers	Consumers Corporations And Other	Corporate & Unallocated	Consolidated
Revenues	$53,425,504	$1,598,356	$—	$55,023,860
Cost of revenues (exclusive of depreciation and amortization)	(49,530,808)	(1,266,546)	—	(50,797,354)
Depreciation and amortization	(1,345,979)	(362,652)	(409)	(1,709,040)
Loss on impairment of goodwill and other long-lived assets	—	(4,006,664)	—	(4,006,664)
Selling, general and administrative	(7,889,279)	(4,489,909)	(105,297)	(12,484,485)
Advertising and marketing	(34,781)	(111,690)	—	(146,471)
Other income (expenses)	1,221,407	230,477	—	1,451,884
Net income (loss)	$(4,153,936)	$(8,408,628)	$(105,706)	$(12,668,270)
Total assets	$9,621,853	$8,406,686	$99,750	$18,128,289
Capital expenditures	$395,381	$578,471	$6,842	$980,694

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective percent utilization of the resources. The amounts reflected as Corporate & Unallocated represent those expenses that were not appropriate to allocate to each product line.

19. Subsequent Events

During January, February and March 2009, the Company borrowed an aggregate of $1,110,000 from an entity that is also a related party shareholder of the Company under six promissory note agreements. The loans, which mature in March and April of 2010, bear interest on the unpaid principal amount of the notes from the date the note is issued until the outstanding principal amount of the notes are paid in full, at the rate of 12% per annum. In the event that the notes are not repaid by the maturity date, the notes will automatically convert to demand notes, and the principal sum and all accrued interest will be payable in full upon ten (10) days notice from the lender. The notes also grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes.

Beginning on January 16, 2009 and through to March 24, 2009, the Company entered into subscription agreements with fifteen accredited investors, including two who are also directors of the Company. Under these subscription agreements the Company issued an aggregate of 4,218,885 shares of Common Stock and five-year warrants to purchase 1,687,564 shares of common stock in consideration of $673,000. The warrants have an exercise price range between $0.16 and $0.18, which is equal to 120% of the respective closing price of the Company’s common stock on the business day before closing.

On January 23, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation (a) increasing the total number of shares of Capital Stock the Company shall have the authority to issue from 105,000,000 shares to 185,000,000 shares, of which 175,000,000 shares shall be Common Stock, par value $.01 per share, and 10,000,000 shares shall be Preferred Stock, par value $0.01 per share, and (b) eliminating the previously authorized class of Common Stock denominated as Class A Common Stock.

In February 2009, the Company entered into a Service agreement with an investor relations company. This investor relations company agreed to act as the Company financial advisor for its finance, shareholder relations, and acquisition program for a one-year period; the compensation included a monthly fee and the issuance of 350,000 restricted common shares. The Board of Directors authorized the agreement on February 17, 2009.

     In an effort to streamline operations, reduce expenses and focus efforts on the development of the Company’s Corporate and Carrier sales, the Company has determined to eliminate the consumer product line of its retail segment and restructure its overall operations,. The Company's Board of Directors authorized this restructuring at a Board Meeting held on February 17, 2009.

     The restructuring was initiated on February 24, 2009, and is expected to be concluded by June of 2009. As a result of this action, three international offices will be closed, and twenty six employees and eleven consultants will be terminated. There are expected to be charges and write-downs of assets associated with these actions. The following table provides our current estimates or estimated ranges of the amount of these charges and write-downs. The Company will filed an amended report on Form 8-K to the extent required by the provisions thereof to disclose changes in such estimates or ranges.

Description	Estimated Amount or Range	Related Information
Severance Payments	$38,000	Under existing agreements.
Contract Termination Costs	$15,000 to $100,000	Actual amount depends upon the outcome of negotiations with contractors.
Impairment of Fixed Assets	$0.00 to $845,000	Actual amount to depend upon the outcome of negotiations to sell all or a portion of the fixed assets.

20. Selected Quarterly Results (Unaudited)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,529,817	$11,400,840	$14,515,430	$13,113,284
Operating loss	(2,980,037)	(2,782,656)	(2,473,399)	(7,648,627)
Interest income	1,731	785	7,659	654
Interest expense	(17,390)	(53,197)	(134,223)	(122,303)
Gain on settlements of debt	634,991	—	25,000	—
Net loss	$(2,362,989)	$(2,893,962)	$(2,571,733)	$(7,771,377)
Basic and diluted net loss per common share applicable to Common Stockholders	$(0.08)	$(0.08)	$(0.07)	$(0.18)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,205,954	$13,744,209	$13,356,679	$14,717,018
Operating loss	(2,781,583)	(2,719,044)	(2,368,174)	(6,251,353)
Interest income	20,710	30,356	17,180	3,704
Interest expense	(23,148)	(27,830)	(27,573)	(10,442)
Gain on settlements of debt	—	—	—	618,885
Gain on sale of investment in Estel	—	937,578	—	—
Net loss	$(2,829,021)	$(1,780,439)	$(2,370,988)	$(5,687,822)
Basic and diluted net loss per common share applicable to Common Stockholders	$(0.10)	$(0.07)	$(0.09)	$(0.22)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance At Beginning Of Year		Additions Charged To Expense		Deductions From Reserves	Balance At End Of Year
Allowance for Doubtful Accounts for the Years Ended:
December 31, 2008	$830,234		$444,809		$616,154	$658,889
December 31, 2007	$1,108,333		$175,483		$453,582	$830,234
December 31, 2006 (1)	$1,247,535		$404,750		$543,952	$1,108,333

Tax Valuation Account for the Years Ended:
December 31, 2008	$31,500,000	$		$		$31,500,000
December 31, 2007	$26,960,000		$4,540,000	$		$31,500,000
December 31, 2006	$23,076,000		$3,884,000	$		$26,960,000

(1)      Additions charged to expense and balance at end of year includes amounts associated with the Company’s equity investment in Estel during that period. This allowance is net against the liability balance that is included in Investment in Estel on the Company’s Consolidated Balance Sheets.