Form 10-Q
period 2009-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2009-05-15
CIK 1071411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(212) 201-2400

(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.      Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: May 4, 2009.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	57,388,590

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	MARCH 31, 2009	DECEMBER 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,664	$427,433
Accounts receivable, net of allowance for doubtful accounts of approximately $504,000 and $635,000 in 2009 and 2008, respectively	1,746,056	3,240,670
Prepaid expenses and other current assets	311,000	261,863
Assets held for sale	72,286	—
Current assets from discontinued operations	135,785	302,533
Total current assets	2,506,791	4,232,499
Property and equipment, net	3,325,598	3,829,669
Other assets:
Security deposits	51,042	50,241
Restricted cash	416,566	416,566
Intangible assets, net	807,773	810,908
Other assets	50,852	127,908
Total other assets	1,326,233	1,405,623
TOTAL ASSETS	$7,158,622	$9,467,791
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Long-term debt, current portion – non-related parties	$850,000	$1,350,000
Long-term debt, current portion – related parties	2,672,992	1,012,992
Capital lease/equipment financing obligations, current portion	126,502	122,960
Accounts payable and accrued expenses	9,438,723	10,039,015
Current liabilities from discontinued operations	226,116	261,972
Total current liabilities	13,314,333	12,786,939
Long-term liabilities:
Long-term debt, net of current portion- related parties	460,000	960,000
Capital lease/equipment financing obligations, net of current portion	12,506	—
Other long-term liabilities	438,684	485,431
Total long-term liabilities	911,190	1,445,431
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 7,995 shares issued and outstanding in 2009 and 2008, respectively	80	80
Common Stock, $0.01 par value, 175,000,000 shares authorized 50,318,888 and 45,750,003 shares issued and outstanding in 2009 and 2008, respectively	503,189	457,500
Capital in excess of par value	125,042,772	124,384,568
Accumulated deficit	(132,612,942)	(129,606,727)
Total stockholders’ equity (deficit)	(7,066,901)	(4,764,579)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,158,622	$9,467,791

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues	$9,002,300	$11,207,002
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	8,467,891	10,481,360
Depreciation and amortization	489,471	447,680
Selling, general and administrative expenses (includes approximately $35,000 and $114,000 non-cash compensation for 2009 and 2008, respectively)	2,470,280	2,953,464
Advertising and marketing	7,496	11,452
Total operating expenses	11,435,138	13,893,956
Operating loss	(2,432,838)	(2,686,954)
Other income (expenses):
Interest income	159	1,731
Interest expense	(95,940)	(17,390)
Gain on settlement of debt	—	634,991
Other	2,215	(1,237)
Total other income (expenses)	(93,566)	618,095
Loss from continuing operations	(2,526,404)	(2,068,859)
Discontinued operations:
Income (loss) from discontinued operations	(479,811)	(294,130)
Net loss	$(3,006,215)	$(2,362,990)

Loss applicable to common stockholders:
Loss from continuing operations	$(2,526,404)	$(2,068,859)
Preferred stock dividends in arrears	(157,710)	(159,462)
Net loss from continuing operations applicable to common stockholders:	(2,684,114)	(2,228,321)
Loss from discontinued operations	(479,811)	(294,130)
Net loss applicable to common stockholders	$(3,163,925)	$(2,522,451)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.06)	$(0.07)
Income (loss) from discontinued operations	(0.01)	(0.01)
Net loss applicable to common stockholders	$(0.07)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	48,005,246	32,818,945

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Cash flows from operating activities:	(unaudited)	(unaudited)
Net loss	$(3,006,215)	$(2,362,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment/discontinued operations	160,455	—
Depreciation and amortization	489,470	447,680
Bad debt expense	125,938	30,000
Non—cash compensation expense	34,945	114,347
Gain on extinguishment of debt	—	(634,991)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	1,368,676	1,947,118
Prepaid expenses and other current assets	(105,066)	19,517
Other assets	54,647	12,265
Accounts payable and accrued expenses	(600,292)	(265,195)
Other long-term liabilities	(46,747)	(42,095)
Net cash used in operating activities	(1,524,189)	(734,343)
Cash flows from investing activities:
Purchase of property and equipment	(13,848)	(170,439)
(Payment) for security deposits	(801)	(1,519)
Returns of other intangible assets	2,639	—
Net cash used in investing activities	(12,010)	(171,958)
Cash flows from financing activities:
Proceeds from sale of Common Stock, net	668,948	1,787,063
Proceeds from notes payable — related parties	660,000	—
Payments of long-term debt and capital lease /equipment financing obligations	(7,952)	(61,230)
Repayments of notes payable - related parties	—	(221,767)
Net cash provided by financing activities	1,320,996	1,504,066
Net increase (decrease) in cash and cash equivalents from continuing operations	(215,203)	597,765
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	29,434	25,065
Cash provided by (used in) investing activities of discontinued operations	—	7,470
Net increase (decrease) in cash and cash equivalents from discontinuing operations	29,434	32,535
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations:	(185,769)	630,300
Cash and cash equivalents, beginning of year	427,433	70,883
Cash and cash equivalents, end of year	$241,664	$701,183

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,437	$5,536

Supplemental schedule of non—cash investing and financing activities:
Acquisition of capital lease/equipment financing obligations	$24,000	$—
Note transfer to a related party from a non—related party	$(500,000)	$—
Note transfer from a non—related party to a related party	$500,000	$—

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

notes to the condensed consolidated interim financial statements (unaudited)

1. Basis of Presentation, Consolidation, and Summary of Selective Significant Accounting Policies

The accompanying notes to the Condensed Consolidated Interim Financial Statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. These Condensed Interim Financial Statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the, “SEC”) and therefore, omit or condense certain footnotes and other information normally included in the Condensed Consolidated Interim Financial Statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair Condensed Consolidated Interim Financial Statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

During the three months ended March 31, 2009 and 2008, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Condensed Consolidated Interim Statements of Operations.

Income taxes

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The Company adopted the Financial Accounting Standards Board (“FASB") issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

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

Unexercised Stock Options to purchase 5,178,797 and 4,338,138 shares of the Company’s Common Stock as of March 31, 2009 and 2008, respectively, were not included in the computation of diluted loss per share because the exercise of the Stock Options would be anti-dilutive to loss per share.

Unexercised Warrants to purchase 21,463,043 and 15,827,780 shares of the Company’s Common Stock as of March 31, 2009 and 2008, respectively, were not included in the computation of diluted loss per share because the exercise of the Warrants would be anti-dilutive to loss per share.

Net loss per share calculations include provisions for Preferred Stock dividend, in the amount of approximately $158,000 and $160,000 for the three months ended March 31, 2009 and 2008 respectively. As of March 31, 2009, the Board of Directors had declared no dividend. As of March 31, 2009, the Company has accumulated approximately $1,336,316 of Preferred Stock dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Accounting for Costs Associated with Exit or Disposal Activities

The Company records restructuring activities, including costs for one-time termination benefits, in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43 and FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits . Employee termination costs are recorded when actions are probable and estimable. Asset impairment costs are recorded in accordance with FASB Statement No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Stock–Based Compensation

The Company accounts for Stock-Based Compensation under the provisions of the SFAS No. 123 (revised 2004) and the Share-Based Payment, (SFAS No.123R). The impact on the Company’s consolidated results of operations of recording Stock-Based Compensation expense for the three-months ended March 31, 2009 and 2008, was approximately $35,000 and $114,000, respectively which is included in selling, general and administrative expenses in the Condensed Consolidated Interim Statements Of Operations.

The following table summarizes Stock Option activity for the three months ended March 31, 2009:

	(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	4,096,609	$1.72
Granted	1,238,000	$0.11
Cancelled or expired	(155,805)	$0.71
Outstanding at March 31, 2009	5,178,804	$1.36
Exercisable at March 31, 2009	2,717,718	$2.30

The Company calculated the fair value of each Common Stock Option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	(unaudited)
	Three Months Ended March 31,
	2009	2008
Dividend yield	0.0%	0.0%
Stock volatility	129.55%	94.3%
Average Risk-free interest rate	2.03%	2.79%
Average option term (years)	4	4

As of March 31, 2009, there was approximately $190,575 of total unrecognized compensation cost, net of estimated forfeitures, related to Stock Options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.25 years.

Fair Value of Financials Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amount presented in the accompanying consolidated condensed balance sheets, due to their short-term maturities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Use of Estimates

The preparation of the Condensed Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Interim Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

2.     Going Concern

At March 31, 2009, the Company had a working capital deficit of approximately $10,808,000 and an accumulated deficit of approximately $132,613,000. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the three months ended March 31, 2009, the Company raised $669,000 net of expenses from sale of its securities through private placement. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the Condensed Consolidated Interim Financial Statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(unaudited)
Prepaid expenses	$299,126	$241,909
Inventory	8,874	16,954
Notes receivables	3,000	3,000
Total	$311,000	$261,863

4.     Discontinued Operations

In an effort to streamline operations, reduce expenses, and focus efforts on the development of the Company’s Corporate and Carrier sales, the Company determined to eliminate the consumer product line of its retail segment and restructure its overall operations. The Company's Board of Directors authorized this restructuring at a Board Meeting held on February 17, 2009. As a result of this action, the three international offices, reported under its Dubai subsidiary, will be closed, and twenty-six employees and eleven consultants will be terminated.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operating results of its Dubai subsidiary as a discontinued operation in the accompanying Condensed Consolidated Interim Financial Statements. The March 31, 2009, and 2008, financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s Consumer segment.

The following table represents the assets and liabilities of the discontinued operations as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(unaudited)
Cash and cash equivalents	$23,019	$30,813
Accounts receivable, net of allowance for doubtful accounts	91,791	90,237
Prepaid expenses and other current assets	18,333	68,105
Property and equipment, net	1,123	111,859
Other assets	1,519	1,519
Total current assets reclassified to discontinued operations	$135,785	$302,533

Accounts payable and accrued expenses	$212,802	$248,658
Total current liabilities reclassified to discontinued operations	$212,802	$248,658

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The following is a summary of the operating results of the discontinued operations as of March 31, 2009 and 2008:

	(unaudited)
	Three Months Ended March 31,
	2009	2008
Revenues	$283,318	$322,814
Cost of revenues	(232,844)	(226,614)
Depreciation and amortization	(9,278)	(13,997)
Loss on impairment of assets	(160,352)	—
Selling, general and administrative	(357,910)	(357,347)
Advertising and marketing	(2,749)	(17,939)
Other income (expense)	4	(1,047)
Net income (loss)	$(479,811)	$(294,130)

5.      Intangible Assets

Identifiable intangible assets, as of March 31, 2009, are composed of:

	TRADEMARKS	INTELLECTUAL PROPERTY	TOTALS
Balance as of January 01, 2009	721,871	89,037	810,908
Current year amortization	(495)	—	(495)
Current year adjustments	—	(2,640)	(2,640)
Balance as of March 31, 2009	721,376	86,397	807,773

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2009 and December 31, 2008:

	MARCH 31, 2009	DECEMBER 31, 2008
	(unaudited)
Trade accounts payable	$7,586,338	$8,162,514
Accrued expenses	908,771	944,443
Accrued payroll and vacation	215,021	200,472
Cost accrual	119,677	274,185
Interest payable	171,444	110,473
Deferred revenue	267,608	186,655
Other	169,864	160,273
	$9,438,723	$10,039,015

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

7.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

At March 31, 2009 and December 31, 2008, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	MARCH 31,2009	DECEMBER 31, 2008
	(unaudited)
Promissory notes payable – related parties	$3,132,992	$1,972,992
Promissory notes payable – non-related parties	850,000	1,350,000
Capital lease/equipment financing obligations	139,008	122,960
Total long-term debt and capital lease/equipment financing obligations	4,122,000	3,445,952
Less portion – capital lease/equipment financing obligations	(126,502)	(122,960)
Less current portion – related parties	(2,672,992)	(1,012,992)
Less current portion – non-related parties	(850,000)	(1,350,000)
	$472,506	$960,000

Promissory Notes Payable – non-related parties

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of March 31, 2009, as the other party to the settlement agreement has not complied with the terms of the agreement.

During 2008, the Company borrowed an aggregate of $1,200,000 from several shareholders. These loans are evidenced by five (5) promissory notes, which mature upon various dates throughout 2008 extending until June of 2009 and bears interest rates ranging from 10 percent (10%) to twelve percent (12%) per annum. In January 2009, one of these promissory notes in an amount of $500,000 was transferred to a related party of the Company. In the event that any note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. During 2008 and through the date of this filing, three of these promissory notes became due; however, none of the holders of these notes has made a demand for payment. The proceeds of these loans were used primarily for general corporate purposes.

Promissory Notes Payable – related parties

The proceeds of these loans were used primarily for general corporate purposes.

On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors: Philip Turits, and Marvin Rosen. These loans are evidenced by three (3) promissory notes each of which are payable in 24 equal monthly installments of principal and interest at the rate of ten (10%) per annum, commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. The proceeds of these loans were used primarily for general corporate purposes. As of March 31, 2009, approximately $353,000 is due under these promissory notes.

During 2008, the Company borrowed an additional $590,000 from these two directors, evidenced by nine (9) promissory notes, which matured at different dates throughout 2008 and bears interest at the rate of ten (10%) per annum. During the year ended December 31, 2008, $80,000 was repaid. Each promissory note provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay these promissory notes on the maturity date; however, no lender has made a demand for payment. Each note also grants the lender a collateralized security interest from the Company’s accounts receivable. The proceeds of these loans were used primarily for general corporate purposes. At March 31, 2009, approximately $510,000 is due under these promissory notes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During 2008, the Company borrowed an aggregate of $1,760,000 from West End Special Opportunities Fund II, who is a shareholder of the Company. These loans are evidenced by nine (9) promissory notes each bearing interest at rates ranging from ten (10%) to thirteen (13%) with maturities extending through February 2010. During 2008, the Company repaid two of these promissory notes ($250,000) and converted two additional promissory notes ($400,000) into 2,222,223 shares of common stock and 888,890 warrants to purchase one share of common stock. In the event that any note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten days notice from the lender.. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. The proceeds of these loans were used primarily for general corporate purposes. . At March 31, 2009, approximately $1,110,000 is due under these promissory notes.

During 2009, the Company borrowed an aggregate of $1,160,000 from West End Special Opportunities Fund II, who is a shareholder of the Company. These loans are evidenced by seven (7) promissory notes each bearing an interest rate of twelve percent (12%) with maturities extending through May 2010. In the event that any note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. The proceeds of these loans were used primarily for general corporate purposes At March 31, 2009, approximately $1,160,000 is due under these promissory notes.

Capital Lease/Equipment Financing Obligations

Future aggregate principal payments for the Company’s capital lease / equipment financing obligations as of March 31, 2009 (unaudited), are as follows:

Total minimum payments	$146,610
Less amount representing interest	(7,602)
Present value of minimum payments	139,008
Less current portion	126,502
$12,506

8.     Equity Transactions

Common Stock

The proceeds of the offering(s) were used primarily for general corporate purposes.

In January 2009, the Company entered into subscription agreements with four (4) accredited investors, including two (2) directors, Marvin S. Rosen and Philip D. Turits for the sale of an aggregate 2,106,213 shares of Common Stock and five–year warrants to purchase 842,491 shares of Common Stock, in consideration for an aggregate of $0.4 million. The warrants have exercisable prices that range from $0.20 to $0.22, which is equal to the respective closing price of the Company’s Common Stock on the business day before each closing. Following these transactions, the Private Placement entered into in July of 2008 was closed.

In February 2009, the Company commenced a new private placement to raise working capital for the Company’s operations. This private placement provides for the sale of up to $6 million of the Company’s Common Stock. As of March 31, 2009, the Company has sold 2,112,672 shares of Common Stock for which proceeds of approximately $0.3 million were received, net of expenses of approximately $4,000. In addition, the Company issued five-year Warrants to purchase 845,073 shares of Common Stock at an exercisable price of 120% of the closing price of the Company’s Common Stock the day before closing.

In February 2009, the Company entered into a Service Agreement with an investor relations company. This investor relations company agreed to act as the Company financial advisor for its finance, shareholder relations, and acquisition program for a one—year period; the compensation included a monthly fee and the issuance of 350,000 Restricted Common Stock shares.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Preferred Stock

As of March 31, 2009, the Company has authorized 10,000,000 shares of its stock for the issuance of Preferred Stock. As of March 31, 2009 there were 7,995 shares of Preferred Stock (Series A—1 to A—4) issued and outstanding.

Preferred Stock Dividends

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of March 31, 2009, no dividend had been declared by the Board of Directors.

9.     Recently Issued Accounting Policies

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20", the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether any other-than-temporary impairment (OTTI) has occurred. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use, instead, the FSP requires that another-than-temporary impairment (OTTI) be recognized as a realized loss through earnings as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under FAS No. 141(R), Business Combinations. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141(R)-1 did not have a material impact the Company’s Condensed Consolidated Interim Financial Statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. Companies should also provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The FSP is Effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FASB Staff Position FAS 107-1 and APB 28-1 did not have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing another-than-temporary impairment. Companies must follow the guidelines established by FSP to determine if another-than-temporary impairment of a debt security has occurred. FSP FAS 115-2 and FAS 124-2 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

10.     Commitments and Contingencies

Legal Matters

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position.

Due to the regulatory nature of the industry, the Company periodically receives and responds to various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on our operations or financial condition.

Restricted Cash

As of March 31, 2009 and December 31, 2008, the Company had approximately $417,000, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

11.     Segment Information

The Company complies with the reporting requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the Executive Officers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported based on reporting to the respective Company’s Chief Operating Decision Maker. The Company’s segments and their principal activities consist of the following:

Carrier Services

Carrier Services includes VoIP to Carriers, which is the termination of voice telephony minutes by the Internet rather than older circuit-switched technology. VoIP permits a less costly and more rapid interconnection between our network and international telecommunications carriers. Traditional termination of voice telephony minutes from or to the countries served by the Company utilizes Time Division Multiplexing (TDM) and “circuit-switched” technology. Typically, this will include interconnection with traditional telecommunications carriers either located internationally or those carriers that interconnect with us at their U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

Consumers, Corporations, and Other

The Company provides VoIP services targeted to end-users and corporations and provides Internet connectivity to telecommunications carriers, Internet service providers, government entities, and multinational customers via its POPs in the U.S. and through its partners elsewhere

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective percent utilization of those resources. The amounts reflected as Corporate and unallocated represent those expenses that were not appropriate to allocate to each product line.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Operating segment information for the three months ended March 31, 2009 and 2008 is summarized as follows:

THREE MONTHS ENDED MARCH 31, 2009 (unaudited)

	VOICE TO CARRIERS	CONSUMERS, CORPORATIONS AND OTHER	CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$8,849,260	$153,040	$—	$9,002,300
Cost of revenues (exclusive of depreciation and amortization)	(8,379,861)	(88,030)	—	(8,467,891)
Depreciation and amortization	(264,518)	(224,953)	—	(489,471)
Selling, general and administrative	(1,278,046)	(1,192,234)	—	(2,470,280)
Advertising and marketing	(1,789)	(5,707)	—	(7,496)
Other income (expenses)	(43,041)	(50,525)	—	(93,566)
Total loss from continuing operations	(1,117,995)	(1,408,409)	—	(2,526,404)
Loss from discontinued operations	—	(479,811)	—	(479,811)
Net loss	$(1,117,995)	$(1,888,220)	$—	$(3,006,215)
Assets	$4,410,006	$1,803,431	$945,185	$7,158,622
Capital expenditures	$24,000	$5,895	$7,953	$37,848

THREE MONTHS ENDED MARCH 31, 2008 (unaudited)

	VOICE TO CARRIERS	CONSUMERS, CORPORATIONS AND OTHER	CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$11,163,545	$43,457	$—	$11,207,002
Cost of revenues (exclusive of depreciation and amortization)	(10,450,508)	(30,852)	—	(10,481,360)
Depreciation and amortization	(250,843)	(196,837)	—	(447,680)
Selling, general and administrative	(1,575,214)	(1,378,250)	—	(2,953,464)
Advertising and marketing	(3,153)	(8,299)	—	(11,452)
Other income (expenses)	284,324	333,771	—	618,095
Total loss from continuing operations	(831,849)	(1,237,010)	—	(2,068,859)
Loss from discontinued operations	—	(294,130)	—	(294,130)
Net loss	$(831,850)	$(1,531,139)	$—	$(2,362,989)
Assets	$7,330,182	$8,392,731	$721,664	$16,444,577
Capital expenditures	$22,266	$127,525	$20,648	$170,439

12.     Subsequent Events.

In April 2009, the Company borrowed an aggregate of $250,000 from an entity that is also a related party shareholder of the Company, as evidenced by five (5) promissory note agreements. Each of the promissory notes evidencing these loans, which mature in June 2010, bears interest on the unpaid principal amount of the notes from the date each note was issued until the outstanding principal amount of each note is paid in full, at the rate of 12% per annum. In the event that any note is not repaid by its maturity date, the note then automatically converts to a demand note, and the principal sum and all accrued interest will be payable in full upon ten (10) days notice from the lender. These notes also grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. The proceeds of these loans were used primarily for general corporate purposes.

On April 15, 2009, the Company and a lender, agreed to amend a promissory note (the “Amended Note”) originally issued May 27, 2008 (previously amended and restated on January 31, 2009, December 15, 2008, November 5, 2008, October 15, 2008, September 15, 2008, and July 15, 2008) evidencing $200,000 borrowed from the lender, which Amended Note extends the maturity date of the note to June 30, 2009. The Amended Note bears interest on the unpaid principal amount of the note from date the note was issued until the outstanding principal amount of the note is paid in full, at the rate of 12% per annum. In the event that a note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest will be payable in full upon ten (10) days notice from the lender. The Amended Note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. The proceeds of this loan were used primarily for general corporate purposes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

From April 8, 2009 through May 4, 2009, the Company entered into subscription agreements with eight (8) accredited investors, including two (2) directors, Marvin S. Rosen and Philip D. Turits for the sale of an aggregate 7,069,703 shares of Common Stock and five–year warrants to purchase 2,123,038 shares of Common Stock, in consideration for an aggregate of $842,000. The warrants have exercisable prices that range from $0.11 and $0.12, which is equal to the respective closing price of the Company’s Common Stock on the business day before each closing. The proceeds from these closings were used primarily for general corporate purposes.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward—Looking Statements

The discussion in this quarterly report regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in our filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

The following table summarizes our results of operations for the periods indicated:

Three Months Ended March 31, (unaudited)

	2009	2008
Revenues	$9,002,300	$11,207,002
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	8,467,891	10,481,360
Depreciation and amortization	489,471	447,680
Selling, general, and administrative expenses (includes approximately $35,000 and $114,000, non–cash compensation for 2009 and 2008, respectively)	2,470,280	2,953,464
Advertising and marketing	7,496	11,452
Total operating expenses	11,435,138	13,893,956
Operating loss	(2,432,838)	(2,686,954)
Other income (expenses):
Interest income	159	1,731
Interest expense	(95,940)	(17,390)
Gain on settlement of debt	—	634,991
Other	2,215	(1,237)
Total other income (expenses)	(93,566)	618,095
Income (loss) from continued operations	(2,526,404)	(2,068,859)
Discontinued operations:
Income (loss) from discontinued operations	(479,811)	(294,130)
Net loss	$(3,006,215)	$(2,362,989)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

Three Months Ended March 31, (unaudited)

	2009	2008
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	94.1%	93.5%
Depreciation and amortization	5.4%	4.0%
Selling, general, and administrative expenses (includes approximately $35,000 and $114,000 non—cash compensation for 2009 and 2008, respectively)	27.4%	26.4%
Advertising and marketing	0.1%	0.1%
Total operating expenses	127.0%	124.0%
Operating loss	(27.0)%	(24.0)%
Other income (expenses):
Interest income	0.0%	0.0%
Interest expense	(1.1)%	(0.2)%
Gain on settlement of debt	0.0%	5.7%
Other	0.0%	0.0%
Total other income (expenses)	(1.1)%	5.5%
Income (loss) from continuing operations	(28.1)%	(18.5)%
Discontinued operations:
Income (loss) from discontinued operations	(5.3)%	(2.6)%
Net loss	(33.4)%	(21.1)%

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a primary focus in the last several years on VoIP terminations to the emerging markets. We focus on growing our existing customer base, which is primarily US based, as well as the addition of new customers, and the establishment of direct VoIP terminating arrangements with telecommunication carriers in emerging markets and around the world. Although we believe that this business continues to be of value to our strategy, ongoing competitive and pricing pressures have caused us to increase our focus on higher margin VoIP services to corporations, and to market those services directly or via distribution partners.

The Company initiated its exit from the Consumer segment in the first quarter of 2009 that had previously been announced, and the Consumer revenues that have historically been reported with that segment have now been reclassified to discontinued operations.

We manage our revenue segments based on gross margin, which is net revenues less cost of revenues, rather than on net profitability, due to the fact that our infrastructure is built to support all products, rather than individual products. This applies both to the capital investments made (such as switching and transmission equipment), and to selling, general and administrative resources. The majority of our operations personnel support all product lines, and are not separately hired to support individual product segments. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of utilization of resources unless the items can be specifically identified to one of the product segments.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Three Months Ended March 31, 2009 Compared with three months Ended March 31, 2008.

Revenues

Consolidated revenues were $9.0 million during the three months ended March 31, 2009, compared to $11.2 million during the three months ended March 31, 2008, a decrease of $2.2 million or 19.7%. Revenues for Carriers was $8.8 million during the three months ended March 31, 2009, compared to $11.2 million during the three months ended March 31, 2008, a decrease of $2.3 million or 20.7%, this decrease was primarily caused by a decrease in the blended rate per minute and a decrease in the number of minutes.
Revenues for Voice to Corporations and Other increased $0.1 million or 256.0%, to $153K during the three months ended March 31, 2009 from $43K during the three months ended March 31, 2008. This increase of $0.1 million or 218.9% is primarily caused by an increase in our retail business due to a larger customer base.

Cost of Revenues

Consolidated cost of revenues was $8.5 million during the three months ended March 31, 2009, compared to $10.5 million during the three months ended March 31, 2008, a decrease of $2.0 million or 19.2%. Cost of Revenues for Carriers was $8.4 million during the three months ended March 31, 2009, compared to $10.5 million during the three months ended March 31, 2008. A decrease of $2.1 million or 19.8%; this was the result of a decrease in the number of minutes consistent with the decrease in revenues.
Cost of revenues for VoIP to Corporations and Other during the three months ended March 31, 2009 were $100K, compared with $31K during the three months ended March 31, 2008, an increase of $57K or 185.3%. This increase is primarily due to an increase in our retail business, as we had to support a larger customer base during the first quarter of 2009 compared to the same period of 2008.

Operating Expenses

Depreciation and Amortization:       Depreciation and amortization increased $42K or 9.3% to $0.49 million during the three months ended March 31, 2009, from $0.45 million during the three months ended March 31, 2008. The depreciation expense increased as more assets were placed into service during the first quarter of 2009 compared to the same period of 2008.

Selling, General and Administrative:       Selling, general, and administrative expenses decreased $0.5 million or 16.4% during the three months ended March 31, 2009. This decrease is primarily attributable to decreases in the areas of communication, occupancy, consulting and travel and entertainment as the company focused in cost containment.

Operating Loss:      Operating Loss: Our operating loss decreased $0.3 million or 9.5% to a loss of $2.4 million during the three months ended March 31, 2009, from a loss of $2.7 million during the three months ended March 31, 2008. The decrease in operating loss was primarily attributable to lower selling, general, and administrative expenses as a result of the company focus on cost curtailment.

Other Income (Expense):      Total other income (expense) decreased $0.7 million from a gain of $0.6 million in the first quarter of 2008 to a loss of $0.1 million during the same period of 2009. During the quarter ended March 31, 2008, the company recorded $0.6 million associated with the extinguishment of debt with a foreign vendor. This vendor went into liquidation in 2005 and as of March 31, 2008 the balance had been outstanding for over 5 years and the Statue of Limitations of the foreign country’s jurisdiction for any claims by the vendor had expired, resulting in a $0.6 million gain. In addition, during the quarter ended March 31, 2009, higher amounts of financing interest expense were charged from a non-related party.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Loss from Discontinuing Operations:       Loss from discontinuing operations increased $0.2 million or 63.1% to $0.5 million during the three months ended March 31, 2009, from $0.3 million during the three months ended March 31, 2008. The main factors contributing to this decrease were the write-off of assets associated with the discontinued operations of the Consumer segment and the results associated with our Dubai subsidiary.

Net Loss:      Net loss increased $0.6 million, or 27.2% to $3.0 million during the three months ended March 31, 2009, from $2.4 million during the three months ended March 31, 2008. The main factors contributing to this decrease were decreased gross margin, increased interest expenses and the loss in discontinued operations experienced during the first quarter of 2009. Also, during the first quarter of 2008 the company had recorded a gain associated with the settlement of a debt.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flow from operations. As of March 31, 2009, we had Stockholders’ deficit of approximately $(7.1) million as compared to $(4.8) million at December 31, 2008, and a working capital deficit of approximately $10.9 million as compared to $8.6 million at December 31, 2008. During the three months ended March 31, 2009, we raised approximately $0.7 million from the sale of its securities through private placement financing (See Note 8 to the Condensed Consolidated Interim Financial Statements contained in this quarterly report on Form 10-Q). The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of our retail service offerings. We may seek further financing through the sale of debt or equity securities, although we have no commitments from any prospective purchaser of our securities..

Below is a summary of our cash flow for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	THREE MONTHS ENDED MARCH 31, (unaudited)
	2009	2008
Cash from continuing operations:
Cash used in operating activities	$(1,524,189)	$(734,343)
Cash provided by (used in) investing activities	(12,010)	(171,958)
Cash provided by financing activities	1,320,996	1,504,066
Increase(decrease) in cash and cash equivalents from continuing operations	(215,203)	597,765
Cash from discontinued operations:
Cash provided by operating activities of discontinuing operations	29,434	25,065
Cash provided by operating activities from discontinued operations	—	7,470
Net increase in cash and cash equivalents from discontinuing operations	29,434	32,535
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations	(185,769)	630,300
Cash and cash equivalents, beginning of period	427,433	70,883
Cash and cash equivalents, end of period	$241,664	$701,183

Sources of Liquidity

As of March 31, 2009, we had cash and cash equivalents of approximately $0.2 million. In addition, as of March 31, 2009 we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through March 31, 2009, we financed our operations from cash provided from financing activities. These activities provided through net proceeds of approximately $23.3 million from our initial public offering (IPO), and the private placement of approximately $64.2 million of equity securities, $1.6 million from the exercise of Stock Options and Warrants, and $26.8 million from the issuance of notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Our cash capital expenditures were approximately $38,000 thousand and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. We expect our cash capital expenditures to be approximately $170,000 for the next nine months ending December 31, 2009. The 2009 estimated capital expenditures primarily consist of additional wholesale and corporate retail infrastructure development.

Cash used in operations was approximately $1.5 million and $0.7 million during the three months ended March 31, 2009 and 2008, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements As we focus in our corporate and carrier sales, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances, we would need to secure letters of credit or bonds to do so.

Debt Service Requirements

At March 31, 2009, we had approximately $4.1 million of current and long-term debt. This balance relates to notes payable and our capital leases. Of this amount, the portion of debt that is collateralized by a security interest in accounts receivable is $3,832,992.

Capital Instruments

In January 2009, the Company entered into subscription agreements with four (4) accredited investors, including two (2) directors, Marvin S. Rosen and Philip D. Turits for the sale of an aggregate 2,106,213 shares of Common Stock and five–year warrants to purchase 842,491 shares of Common Stock, in consideration for an aggregate of $0.4 million. The warrants are exercisable at prices that range from $0.20 to $0.22, which is equal to the respective closing price of the Company’s Common Stock on the business day before each closing. Following these transactions, the Private Placement entered into in July of 2008 was closed.

In February 2009, the Company commenced a new private placement to raise working capital for the Company’s operations. This private placement provides for the sale of up to $6 million of the Company’s Common Stock. As of March 31, 2009, the Company has sold 2,112,672 shares of Common Stock for which proceeds of approximately $0.3 million were received, net of expenses of approximately $4,000. In addition, the Company issued five-year warrants to purchase 845,073 shares of Common Stock at an exercise price of 120% of the closing price of the Company’s Common Stock the day before closing.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to Consolidated Financial Statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K. Our preparation of our Condensed Consolidated Interim Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Condensed Consolidated Interim Financial Statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

Our revenue is primarily derived from fees charged to terminate voice services over our network, retail VoIP sales to corporations and from monthly recurring charges associated with Internet and private line services.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses is associated with the network backbone connectivity to our switch facilities. These expenses would consist of hubbing charges at our New York switch facility that allow other carriers to send traffic to our switch, satellite or cable charges to connect to our international network, or Internet connectivity charges to connect customers or vendors to the Company’s switch via the public Internet, a portion of which are variable costs. The other category of fixed expenses is associated with charges that are dedicated point-to-point connections to specific customers (both private line and Internet access).

Intangible Assets and Goodwill Impairment Testing

Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process. Impairment losses are recorded when indicators of impairment are present based primarily upon estimated future cash flows.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our Condensed Consolidated Interim Financial Statements. Deferred tax liabilities and assets are determined based on the temporary differences between the Condensed Consolidated Interim Financial Statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FAS 142-3 did not to have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

In June 2008, the FASB issued FSP EITF 03–6–1, “Determining Whether Instruments Granted in Share–Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share–based payment awards that contain no forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two–class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03–6–1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP EITF 03–6–1 did not have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

In October 2008, the FASB issued FSP SFAS No. 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157–3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157–3 was effective upon issuance and applies to Financial Assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The adoption of FSP No. 157–3 did not to have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20", the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether any other-than-temporary impairment (OTTI) has occurred. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use, instead, the FSP requires that another-than-temporary impairment (OTTI) be recognized as a realized loss through earnings as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not to have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under FAS No. 141(R), Business Combinations. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141(R)-1 did not to have a material impact on the Company’s Condensed Consolidated Interim Financial Statements..

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. Companies should also provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The FSP is Effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The company is evaluating the impact that the adoption of FASB Staff Position FAS 107-1 and APB 28-1, if any, will have on its Condensed Consolidated Interim Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing another-than-temporary impairment. Companies must follow the guidelines established by FSP to determine if another-than-temporary impairment of a debt security has occurred. FSP FAS 115-2 and FAS 124-2 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The company is evaluating the impact that the adoption of FSP FAS 115-2 and FAS 124-2, if any, will have on its Condensed Consolidated Interim Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP FAS 157-4 provides guidance as to how to determine fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what statement 157 states is the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The company is evaluating the impact that the adoption of FSP FAS 157-4, if any, will have on its Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Forward–Looking Statements

The discussion in this quarterly report regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in our filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this section is not required for a smaller reporting company

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position.

Due to the regulatory nature of the industry, the Company periodically receives and responds to various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on our operations or financial condition.

Item 1A.      Risk Factors.

Risk Associated with Possible Delisting of our Securities from the NYSE Amex LLC

October 10, 2008, the Company received a notice from the Corporate Compliance Department of NYSE Amex LLC (the “Exchange”) indicating that the Company is no longer in compliance with certain of the Exchange’s continued listing standards, as set forth in Part 10 of the NYSE Amex LLC Company Guide (“Exchange Guide”), and, as a result, the Exchange intends to strike the securities from the Exchange by filing a delisting application with the SEC. The Company appealed the decision of the Exchange and an appeals hearing took place before a Listing Qualifications Panel of the Exchange on March 25, 2009. On March 30, 2009, the Appeals Panel notified the Company that it had been granted a sixty (60) day extension of time, during which it would be expected to demonstrate further progress toward compliance. The Appeals Panel will again review its decision following the conclusion of the extension period.

The Company’s Common Stock and warrants will continue to be listed on the Exchange pending a final decision of the Listing Qualifications Panel that heard the Company’s appeal. If the Company’s securities are delisted from the Exchange, the Company believes its Common Stock and Redeemable Warrants will be eligible to continue trading on the Over-the-Counter Bulletin Board, (the “OTCBB) However, notwithstanding listing on the OTCBB, delisting of our Securities from the Exchange may have certain adverse consequences, including but not limited to:

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

The Company’s Common Stock is currently listed on the NYSE Amex (formerly AMEX), NYSE Amex under the symbol “FSN.” In addition, our publicly traded Redeemable Warrants are also listed on the NYSE Amex under the symbol “FSN.WS”

Risks Related to Business

We have a history of operating losses and, prior to our IPO, a working capital deficit and Stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. At March 31, 2009, we had a working capital deficit of approximately ($10.1) million and Stockholders’ equity of approximately $(7.8) million. We have continued to sustain losses from operations and for the years ended December 31, 2008, 2007, and 2006, we have incurred a net loss applicable to Common Stockholders of approximately $16.2 million, $13.2 million and $13.6 million, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2008, 2007, and 2006. We may not be able to generate future profits and may not be able to support our operations, or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

We have deployed back-office systems and services platforms that enable us to offer our customers a wide-array of services and features. Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill clients, provision client orders, and achieve operating efficiencies. Some of these systems are dependent upon license agreements with third party vendors. These third party vendors may cancel or refuse to renew some of these agreements, and the cancellation or non-renewal of these agreements may harm our ability to bill and provide services efficiently

We may be impacted by recent litigation regarding patent infringement to which we were not a party.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability.

We could lose clients and expose ourselves to liability if there are any breaches to our network security systems, which could jeopardize the security of confidential information stored in our computer systems. In the last four years, we experienced two known breaches of network security, which resulted in a temporary failure of network operations. Any network failure could harm our ability to deliver certain services, our reputation and subject us to liability.

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

Our entry into new overseas markets may rely upon our ability to obtain licenses to operate in those countries, and our ability to establish good working relationships with postal telephone and telegraph companies in order to interconnect to the telephone networks. There can be no assurance of our ability to accomplish either.

The rapid growth of our network may be dependent upon our ability to apply for and receive licenses to operate in the foreign markets we intend to enter. They are also dependent upon our ability to establish positive working relationships with foreign postal telephone and telegraph companies, and other licensed carriers, and to negotiate and execute the agreements necessary for us to interconnect with their local networks. While we will diligently pursue these relationships, we might not be able to obtain the necessary licenses and interconnections within the time frame envisioned or not at all.

The communications services industry is highly competitive and we may be unable to compete effectively.

The communications industry, including Internet and data services, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors, as well as gray market operators (operators who arrange call termination in a manner that bypasses the postal telephone and telegraph company, resulting in high margins for the gray market operator and substantially lower revenues for the postal telephone and telegraph company), are likely to join existing competitors in the communications industry, including the market for VoIP, Internet and data services. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing, and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets, we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

A majority of the voice calls made by our clients are connected through other communication carriers, which provide us with transmission capacity through a variety of arrangements. Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations. If we do not secure or maintain operating and termination arrangements, our ability to increase services to our existing markets, and gain entry into new markets, will be limited. Therefore, our ability to maintain and expand our business is dependent, in part, upon our ability to maintain satisfactory relationships with incumbent and other licensed carriers, Internet service providers, international exchange carriers, satellite providers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis, as well as the ability of such carriers to carry the traffic we route to their networks or provide network capacity. If a carrier does not carry traffic routed to it, or provide required capacity, we may be forced to route our traffic to, or buy capacity from, a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality. In the event network service is degraded, it may result in a loss of customers. To the extent that any of these carriers raise their rates, change their pricing structure, or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent on third party equipment suppliers for equipment, software, and hardware components, including Cisco, Genband f/k/a Nextone, BroadSoft, and Veraz. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources, if and as required, it could result in our inability to deliver the services that we currently and intend to provide.

We rely on the cooperation of postal telephone and telegraph companies who may hinder our operations in certain markets.

In some cases, we will require the cooperation of the postal telephone and telegraph company or another carrier in order to provide services under a license or partnership agreement. In the event the postal telephone and telegraph company or another carrier does not cooperate, our service rollout may be delayed, or the services we offer could be negatively affected. If we acquire a license for a market and the postal telephone and telegraph company or incumbent carrier desires to negatively affect our business in the area, they may be in a position to significantly delay our ability to provide services in that market and ultimately make it not worth pursuing.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Regulatory treatment of VoIP outside the U.S. varies from country to country. Some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies and they may assert that we are required to register as a telecommunications carrier in that country or impose other regulations. In such cases, our failure to register could subject us to fines, penalties, or forfeiture. Regulatory developments such as these could have a material adverse effect on our international operations.

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

Generally, in the U.S., our services are subject to varying degrees of federal, state, and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

A large percentage of our current revenues are related to a small group of customers and loss of any of those customers could negatively impact our revenues.

A large percentage of our carrier services revenue is provided by a small group of customers. The terms of the customer’s agreement do not bind the customer contractually to continue using our services and if our business with this customer were to significantly decrease or stop, it could have a negative impact on our revenues and cash flow.

Risks Related to Our Common Stock

Voting Control by Principal Stockholders

As of March 31, 2009, our Executive Officers and Directors collectively controlled approximately 28% of our outstanding common stock and, therefore are able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

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

Going Concern

At March 31, 2009, the Company had a working capital deficit of approximately $10,808,000 and an accumulated deficit of approximately $132,613,000. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the three months ended March 31, 2009, the Company raised $669,000 net of expenses from sale of its securities through private placement. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the Condensed Consolidated Interim Financial Statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Securities
          None

(b) Use of Proceeds
          None.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submissions of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

On April 10, 2009, April 13, 2009 and April 27, 2009 the Company borrowed an aggregate of $150,000 from an entity that is also a related party shareholder of the Company. The loans are evidenced by three (3) promissory notes, each of which matures in June 2010 and bears interest on the unpaid principal amount of the notes from the date the note is issued until the outstanding principal amount of the notes are paid in full, at the rate of 12% per annum. In the event that a note is not repaid by the maturity date, that notes will automatically convert to demand note, and the principal sum and all accrued interest will be payable in full upon ten (10) days notice from the lender. The notes also grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes.

Item 6.      Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Promissory Note (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on January 31, 2008).
99.2	Form of Promissory Note and Security Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)
99.3	Form of Promissory Note and Security Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)
99.4	Form of Subscription and Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on November 23, 2007)
99.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit10.2 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on November 23, 2007)
99.6	Form of Subscription and Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)
99.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)
99.8

Form of Amended and Restated Promissory Note and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8–K filed with the Securities Exchange Commission on October 6, 2008)

99.9	Form of Subscription and Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on October 6, 2008)
99.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on October 6, 2008)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
Date: May 15, 2009	Chief Executive Officer

BY: /s/ BARBARA HUGHES
Barbara Hughes
Date: May 15, 2009	Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Form of Subscription and Rights Agreement
10.2	Form of Common Stock Purchase Warrant
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.