Form 10-Q
period 2009-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2009-08-14
CIK 1071411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes     ☐     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer
☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)
☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.     Yes    ☐  No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: August 7, 2009.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	62,882,326

INDEX

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Item 4T.        Controls and Procedures.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings.

Item 1A.       Risk Factors.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.          Defaults Upon Senior Securities.

Item 4.          Submissions of Matters to a Vote of Security Holders.

Item 5.          Other Information.

SIGNATURES

INDEX TO EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,852	$427,433
Accounts receivable, net of allowance for doubtful accounts of approximately $541,000 and $635,000 in 2009 and 2008, respectively	2,452,097	3,240,670
Prepaid expenses and other current assets	274,014	261,863
Assets held for sale	20,991	—
Current assets from discontinued operations	360,633	302,533
Total current assets	3,109,587	4,232,499
Property and equipment, net	2,268,594	3,829,669
Other assets:
Security deposits	51,042	50,241
Restricted cash	416,566	416,566
Intangible assets, net	564,277	810,908
Other assets	55,050	127,908
Total other assets	1,086,935	1,405,623
TOTAL ASSETS	$6,465,116	$9,467,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Long-term debt, current portion – non-related parties	$917,500	$1,350,000
Long-term debt, current portion – related parties	3,752,992	1,012,992
Capital lease/equipment financing obligations, current portion	112,970	122,960
Accounts payable and accrued expenses	9,773,030	10,039,015
Current liabilities from discontinued operations	28,322	261,972
Total current liabilities	14,584,814	12,786,939
Long-term liabilities:
Long-term debt, net of current portion- non-related parties	—	960,000
Capital lease/equipment financing obligations, net of current portion	9,385	—
Other long-term liabilities	425,222	485,431
Total long-term liabilities	434,607	1,445,431
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 7,995 shares issued and outstanding in 2009 and 2008, respectively	80	80
Common Stock, $0.01 par value, 175,000,000 shares authorized 61,632,326 and 45,750,003 shares issued and outstanding in 2009 and 2008, respectively	616,324	457,500
Capital in excess of par value	126,468,981	124,384,568
Accumulated deficit	(135,639,690)	(129,606,727)
Total stockholders’ deficit	(8,554,305)	(4,764,579)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,465,116	$9,467,791

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

1

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$8,649,762	$11,156,341	$17,652,062	$22,363,343
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	7,958,141	10,462,043	16,426,031	20,943,403
Depreciation and amortization	226,944	444,430	716,414	892,110
Loss of impairment of long-lived assets	243,000	—	243,000	—
Selling, general and administrative expenses (includes approximately $85,000 and $192,000 for the three months ended June 30, 2009 and June 30, 2008, respectively, and approximately $120,000 and $306,000 for the six months ended June 30, 2009 and 2008, respectively, stock-based compensation)	2,242,168	2,687,762	4,712,447	5,641,226
Advertising and marketing	3,016	5,091	10,512	16,543
Total operating expenses	10,673,269	13,599,326	22,108,404	27,493,282
Operating loss	(2,023,507)	(2,442,985)	(4,456,342)	(5,129,939)
Other income (expenses):
Interest income	451	785	610	2,516
Interest expense	(119,841)	(53,197)	(215,781)	(70,587)
Gain on settlements of debt	—	—	—	634,991
Other	1,279	(58,893)	3,493	(60,130)
Total other income (expenses)	(118,111)	(111,305)	(211,678)	506,790
Income (loss) from continuing operations	(2,141,618)	(2,554,290)	(4,668,020)	(4,623,149)
Discontinued operations:
Loss from discontinued operations	(885,132)	(339,671)	(1,364,943)	(633,801)
Net loss	$(3,026,750)	$(2,893,961)	$(6,032,963)	$(5,256,950)

Loss applicable to common stockholders:
Loss from continuing operations	$(1,898,618)	$(2,554,290)	$(4,425,020)	$(4,623,149)
Preferred stock dividends in arrears	(159,462)	(159,462)	(317,171)	(318,924)
Net loss from continuing operations applicable to common stockholders:	(2,058,080)	(2,713,752)	(4,742,191)	(4,942,073)
Loss from discontinued operations	(885,132)	(339,671)	(1,364,943)	(633,801)
Net loss applicable to common stockholders	$(2,943,212)	$(3,053,423)	$(6,350,134)	$(5,575,874)

Basic and diluted net loss per common share:
Loss from continuing operations	$(1,898,618)	$(2,554,290)	$(4,425,020)	$(4,623,149)
Income (loss) from discontinued operations	—	(339,671)	(1,607,943)	(633,801)
Net loss applicable to common stockholders	$(0.06)	$(0.08)	$(0.12)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	56,822,335	36,141,898	52,438,147	34,480,422

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

2

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30 ,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,032,963)	$(5,256,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment / continuing operations	243,000	—
Loss on impairment / discontinued operations	545,046
Depreciation and amortization	716,414	909,258
Gain on sale / disposal of fixed assets	—	59,158
Bad debt expense	125,938	67,500
Stock-based compensation	119,767	306,077
Gain on extinguishment of debt	—	(634,991)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	662,634	1,649,598
Prepaid expenses and other current assets	(124,580)	44,897
Other assets	69,790	(1,511)
Accounts payable and accrued expenses	(265,985)	402,494
Other long-term liabilities	(60,209)	(84,190)
Net cash used in operating activities	(4,001,148)	(2,538,660)
Cash flows from investing activities:
Purchase of property and equipment	(14,525)	(217,966)
(Payment) for security deposits	(801)	(1,519)
Returns of other intangible assets	2,639	—
Net cash used in investing activities	(12,687)	(219,485)
Cash flows from financing activities:
Proceeds from sale of Common Stock, net	2,123,471	2,139,167
Proceeds from notes payable — related parties	1,347,500	555,000
Proceeds from notes payable — non-related parties	—	575,000
Payments of long-term debt and capital lease /equipment financing obligations	(24,605)	(66,586)
Repayments of notes payable - related parties	—	(361,768)
Net cash provided by financing activities	3,446,366	2,840,813
Net increase (decrease) in cash and cash equivalents from continuing operations	(567,469)	82,668
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	141,888	82,689
Cash provided by investing activities of discontinued operations	—	14,950
Net increase in cash and cash equivalents from discontinuing operations	141,888	97,639
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations:	(425,581)	180,307
Cash and cash equivalents, beginning of year	427,433	70,883
Cash and cash equivalents, end of year	$1,852	$251,190

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$50,224	$48,696
Supplemental schedule of non—cash investing and financing activities:
Acquisition of capital lease/equipment financing obligations	$24,000	$—
Note transfer to a related party from a non-related party	$(500,000)	$—
Note transfer from a non-related party to a related party	$500,000	$—
See accompanying notes to the Condensed Consolidated Interim Financial Statements.

3

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selective Significant Accounting Policies

The accompanying notes to the Condensed Consolidated Interim Financial Statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. These Condensed Consolidated Interim Financial Statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore, omit or condense certain footnotes and other information normally included in the Condensed Consolidated Interim Financial Statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair Condensed Consolidated Interim Financial Statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

During the six months ended June 30, 2009 and 2008, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Condensed Consolidated Interim Statements of Operations.

Income taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The Company adopted the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty. During the period ended June 30, 2009, the Company recognized no adjustments for uncertain tax positions.

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

Unexercised Stock Options to purchase 4,962,578 and 4,313,754 shares of the Company’s Common Stock as of June 30, 2009 and 2008, respectively, were not included in the computation of diluted loss per share because the exercise of the Stock Options would be anti-dilutive to loss per share.

Unexercised Warrants to purchase 24,860,485 and 16,425,484 shares of the Company’s Common Stock as of June 30, 2009 and 2008, respectively, were not included in the computation of diluted loss per share because the exercise of the Warrants would be anti-dilutive to loss per share.

Net loss per share calculations include provisions for Preferred Stock dividend, in the amount of approximately $317,000 and $480,000 for the six months ended June 30, 2009 and 2008 respectively. As of June 30, 2009, the Board of Directors had declared no dividend. As of June 30, 2009, the Company has accumulated approximately $1,496,000 of Preferred Stock dividends.

Accounting for Costs Associated with Exit or Disposal Activities

The Company records restructuring activities, including costs for one-time termination benefits, in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43 and FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits. Employee termination costs are recorded when actions are probable and estimable. Asset impairment costs are recorded in accordance with FASB Statement No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. As of June 30, 2009, the Company recorded a loss on impairment of assets of $545,047.

Stock–Based Compensation

The Company complies with the fair value recognition provisions of SFAS No. 123 (2004 Revised), “Share Based Payment”. SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to Stockholders’ equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model. The impact on the Company’s consolidated results of operations of recording Stock-Based Compensation expense for the six-months ended June 30, 2009 and 2008 was approximately $120,000 and $306,000, respectively, which is included in selling, general and administrative expenses in the Condensed Consolidated Interim Statements Of Operations.

The following table summarizes Stock Option activity for the six months ended June 30, 2009:

	(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	4,096,609	$1.72
Granted	1,273,000	$0.11
Cancelled or expired	(407,031)	$1.65
Outstanding at June 30, 2009	4,962,578	$1.31
Exercisable at June 30, 2009	2,596,671	$2.25

The Company calculated the fair value of each Common Stock Option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	(unaudited)
	Six Months Ended June 30 ,
	2009	2008
Dividend yield	0.0%	0.0%
Stock volatility	134.5%	101.35%
Average Risk-free interest rate	2.98%	3.62%
Average option term (years)	4	4

As of June 30, 2009, there was approximately $122,825 of total unrecognized compensation cost, net of estimated forfeitures, related to Stock Options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of two years.

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

Subsequent Events

The condensed consolidated interim financial statements were approved by the Board of Directors and were issued on August 14, 2009. Subsequent events have been evaluated through this date.

2.     Going Concern

At June 30, 2009, the Company had a working capital deficit of approximately $11.5 million and an accumulated deficit of approximately $135.6 million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the six months ended June 30, 2009, the Company raised approximately $2.1 million net of expenses from sale of its securities through private placement. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the Condensed Consolidated Interim Financial Statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	( unaudited )
Prepaid expenses	$243,264	$241,909
Inventory	27,750	16,954
Notes receivables	3,000	3,000
Total	$274,014	$261,863

4.     Discontinued Operations

In an effort to streamline operations, reduce expenses, and focus efforts on the development of the Company’s corporate services and Carrier sales, the Company determined to eliminate the consumer product line of its retail segment and restructure its overall operations. The Company's Board of Directors authorized this restructuring at a Board Meeting held on February 17, 2009. As a result of this action, the three international offices, reported under its Dubai subsidiary, were closed, and twenty-six employees and eleven consultants were terminated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the operating results of its Dubai subsidiary as a discontinued operation in the accompanying Condensed Consolidated Interim Financial Statements. The June 30, 2009 and 2008 financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s Consumer segment.

The following table represents the assets and liabilities of the discontinued operations as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(unaudited)
Cash and cash equivalents	$14,358	$30,813
Accounts receivable, net of allowance for doubtful accounts	54,739	90,237
Prepaid expenses and other current assets	7,911	68,105
Property and equipment, net	282,106	111,859
Other assets	1,519	1,519
Total current assets reclassified to discontinued operations	$360,633	$302,533

Accounts payable and accrued expenses	$28,322	$261,972
Current liabilities reclassified to discontinued operations	$28,322	$261,972

The following is a summary of the operating results of the discontinued operations as of June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Revenues	$449,076	$567,314
Cost of revenues	(344,732)	(418,185)
Depreciation and amortization	(263,391)	(32,088)
Loss on impairment of assets	(545,047)	—
Selling, general and administrative	(658,100)	(717,914)
Advertising and marketing	(2,749)	(31,880)
Other income (expense)	0	(1,048)
Net income (loss)	$(1,364,943)	$(633,801)

5.      Intangible Assets

Identifiable intangible assets, as of June 30, 2009 (unaudited), are comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 01, 2009	$721,871	$89,037	$810,908
Current year amortization	(991)	—	(991)
Current year impairment	(243,000)	(2,640)	(245,640)
Balance as of June 30, 2009	$477,880	$86,397	$564,277

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	( unaudited )
Trade accounts payable	$7,606,222	$8,162,514
Accrued expenses	1,132,985	944,443
Accrued payroll and vacation	238,741	200,472
Cost accrual	265,809	274,185
Interest payable	281,225	110,473
Deferred revenue	105,589	186,655
Other	142,459	160,273
	$9,773,030	$10,039,015

7.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

At June 30, 2009 and December 31, 2008, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Promissory notes payable – related parties	$3,752,992	$1,972,992
Promissory notes payable – non-related parties	917,500	1,350,000
Capital lease/equipment financing obligations	122,355	122,960
Total long-term debt and capital lease/equipment financing obligations	4,792,847	3,445,952
Less portion – capital lease/equipment financing obligations	(112,970)	(122,960)
Less current portion – related parties	(3,752,992)	(1,012,992)
Less current portion – non-related parties	(917,500)	(1,350,000)
	$9,385	$960,000

Promissory Notes Payable – non-related parties

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of June 30, 2009, as the other party to the settlement agreement has not complied with the terms of the agreement.

During 2008, the Company borrowed an aggregate of $1,200,000 from several shareholders. These loans are evidenced by five (5) promissory notes, which mature upon various dates through October of 2009 and bear interest at rates ranging from 10 percent (10%) to twelve percent (12%) per annum. In January 2009, one of these promissory notes in an amount of $500,000 was transferred to a related party of the Company. In the event that any note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. During 2008 and through the date of this filing, three of these promissory notes became due; however, none of the holders of these notes has made a demand for payment. The proceeds of these loans were used primarily for general corporate purposes.

On June 19, 2009, the Company borrowed $67,500 from a shareholder. This loan is evidenced by a promissory note, which matures in July of 2009 and bears an interest rate of 8 percent (8%) per annum. In the event that the note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s accounts receivable. The proceeds of this loan was used primarily for general corporate purposes. At June 30, 2009, this note is still outstanding.

Promissory Notes Payable – related parties

On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors: Philip Turits, and Marvin Rosen. These loans are evidenced by three (3) promissory notes each of which are payable in 24 equal monthly installments of principal and interest at the rate of ten percent (10%) per annum, commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. As of June 30, 2009, approximately $353,000 is due under these promissory notes and the Company has not received a demand for payment.

During 2008, the Company borrowed an additional $590,000 from these two Directors, evidenced by ten (10) promissory notes, which matured at different dates throughout 2008 and bear interest at the rate of ten percent (10%) per annum. During the year ended December 31, 2008, $80,000 was repaid. Each promissory note provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay these promissory notes on the maturity date; however, no lender has made a demand for payment. Each note also grants the lender a collateralized security interest from the Company’s accounts receivable. At June 30, 2009, approximately $510,000 is due under these promissory notes.

During 2009, the Company borrowed an additional $245,000 from these two directors, evidenced by seven (7) promissory notes, which mature at various dates throughout 2009 and bear interest rates ranging from eight percent (8%) to ten percent (10%) per annum. In the event that a note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest from the Company’s accounts receivable. The proceeds of these loans were used primarily for general corporate purposes. At June 30, 2009, $245,000 is outstanding under these promissory notes

During 2008, the Company borrowed an aggregate of $1,760,000 from West End Special Opportunities Fund II, a shareholder of the Company. These loans are evidenced by nine (9) promissory notes bearing interest at rates ranging from ten percent (10%) to thirteen percent (13%) per annum with maturities extending through February 2010. During 2008, the Company repaid two (2) of these promissory notes ($250,000) and converted two (2) additional promissory notes ($400,000) into 2,222,223 shares of Common Stock and 888,890 Warrants to purchase one (1) share of Common Stock. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. At June 30, 2009, approximately $1,110,000 is outstanding under these promissory notes.

During 2009, the Company borrowed an aggregate of $1,410,000 from West End Special Opportunities Fund II, a shareholder of the Company. These loans are evidenced by twelve (12) promissory notes each bearing an interest rate of twelve percent (12%) per annum with maturities extending through June 2010. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. At June 30, 2009, approximately $1,410,000 is outstanding under these promissory notes.

During 2009, the Company borrowed $125,000 from Marose, LLC, of which Marvin Rosen, Chairman of the Board of Directors, is a partner. This loan is evidenced by a promissory note which matures in July of 2009 and bears an interest rate of eight percent (8%) per annum. In the event that the note is not repaid by the maturity date, that note will automatically convert to a demand note and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s accounts receivable. At June 30, 2009, this note remains outstanding.

The proceeds of these loans were used for general corporate purposes.

Capital Lease/Equipment Financing Obligations

Future aggregate principal payments for the Company’s capital lease / equipment financing obligations as of June 30, 2009 (unaudited) are as follows:

June 30, 2009
(unaudited)
Total minimum payments	$135,808
Less amount representing interest	(13,452)
Present value of minimum payments	122,355
Less current portion	(112,970)
$9,385

8.     Equity Transactions

Common Stock

In January 2009, the Company entered into subscription agreements with four (4) accredited investors, including two (2) directors, Marvin S. Rosen and Philip D. Turits, for the sale of an aggregate 2,106,213 shares of Common Stock and five–year Warrants to purchase 842,491 shares of Common Stock, in consideration for an aggregate of $0.4 million. The Warrants are exercisable at prices that range from $0.20 to $0.22 per share, which is equal to the respective closing price of the Company’s Common Stock on the business day before each closing. Following these transactions, the private placement entered into in July of 2008 was closed.

In February 2009, the Company commenced a new private placement to raise working capital for the Company’s operations. This private placement provides for the sale of up to $6 million of the Company’s Common Stock. Through June 2009, the Company has sold 2,112,672 shares of Common Stock for which proceeds of approximately $0.3 million were received, net of expenses of approximately $4,000. In addition, the Company issued five-year Warrants to purchase 845,073 shares of Common Stock at an exercisable price of 120% of the closing price of the Company’s Common Stock the day before closing.

In February 2009, the Company entered into a Service Agreement with an investor relations company. This investor relations company agreed to act as the Company financial advisor for its finance, shareholder relations, and acquisition program for a one-year period; the compensation included a monthly fee and the issuance of 350,000 shares of restricted Common Stock.

From April 8, 2009 through June 29, 2009, the Company entered into subscription agreements with various accredited investors, including three (3) Directors of the Company, Marvin S. Rosen, Philip D. Turits, and E. Alan Brumberger, for the sale of an aggregate 11,313,438 shares of Common Stock, for an aggregate consideration of $1,415,000. In addition, the Company issued five-year Warrants to purchase 3,397,442 shares of Common Stock at exercise prices equal to 120% of the closing price of the Company’s Common Stock the day before the respective closing.

The proceeds of the offering(s) were used primarily for general corporate purposes.

Preferred Stock

As of June 30, 2009, the Company has authorized 10,000,000 shares of Preferred Stock. As of June 30, 2009 there were 7,995 shares of Preferred Stock (Series A—1 to A—4) issued and outstanding.

Preferred Stock Dividends

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of eight percent (8%) per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of June 30, 2009, the Board of Directors has declared no dividends.

9.     Adoption of New Accounting Policies

In January 2009, the FASB, issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20", the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether any other-than-temporary impairment (OTTI) has occurred. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use, instead, the FSP requires that another-than-temporary impairment (OTTI) be recognized as a realized loss through earnings as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. FSP 157-4 does not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted FAS 165 during the second quarter of 2009, as required, and evaluated subsequent events through the filing date of this quarterly report.

10.     New Accounting Pronouncements

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets – an amendment for FASB Statement No. 140”, improving the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of the transferors. FAS 166 must be applied as of January 1, 2010, the beginning of our first annual reporting period after November 15, 2009. Earlier application is prohibited. FAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective, the concept of a qualifying SPE is no longer relevant for accounting purposes. Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The disclosure provisions of FAS 166 should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of FAS 166 is not currently expected to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46 (R). SFAS 167 improves financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46 (R)”), as a result of eliminating the qualifying special-purpose entity (“SPE”) concept in FAS No. 166, Accounting for Transfers of Financial Assets – an amendment to FASB Statement No. 140 (“FAS 166”), and (2) constituent concerns about the application of certain key provisions of FIN 46 (R), including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of January 1, 2010, our first annual reporting period beginning after November 15, 2009. Earlier application is prohibited. The adoption of SFAS 167 is not currently expected to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

11.     Commitments and Contingencies

Legal Matters

In July 2009, the Company received a notice of a complaint filed with the SEC regarding the Company’s failure to issue certain stock that was to be granted for payment of services that were to have been provided, but those services were not received. The Company has responded to the SEC, advising that the issue is one of a contractual dispute, and requested that the matter be referred to the court system.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, Case No. 09-CV-6981, asserting infringement of copyrighted software. The Company is no longer using the software, but is taking measures to ensure that there is not any copyright infringement by any of its former customers or distributors that may have been previously granted access to the software.

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

Restricted Cash

As of June 30, 2009 and December 31, 2008, the Company had approximately $417,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

12.     Segment Information

The Company complies with the reporting requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated Corporate services and other expenses and other adjustments arising during each period. The other adjustments include transactions that the Executive Officers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported based on reporting to the appropriate Chief Operating Decision Maker. The Company’s segments and their principal activities consist of the following:

Carrier Services

Carrier Services includes VoIP services, which are the termination of voice telephony minutes by the Internet rather than older circuit-switched technology. VoIP permits a less costly and more rapid interconnection between our network and international telecommunications carriers. Traditional termination of voice telephony minutes from or to the countries served by the Company utilizes Time Division Multiplexing (TDM) and “circuit-switched” technology. Typically, this will include interconnection with traditional telecommunications carriers either located internationally or those carriers that interconnect with us at their U.S. Points of Presence (POP) and provide service to other destinations. These minutes are sold to carriers on a wholesale basis.

Corporate Services and Other

The Company provides VoIP services targeted to end-users and corporations and provides Internet connectivity to telecommunications carriers, Internet service providers, government entities, and multinational customers via its POPs in the U.S. and through its partners elsewhere.

The Company employs engineering and operations resources that service across multiple product lines. Depreciation and indirect operating expenses were allocated to each product line based upon their respective percent utilization of those resources. The amounts reflected as Corporate services and unallocated represent those expenses that were not appropriate to allocate to each product line.

Operating segment information for the three months ended June 30, 2009 and 2008 is summarized as follows:

Three Months Ended June 30, 2009 (unaudited)

	CARRIER SERVICES	CORPORATE SERVICES AND OTHER	CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$8,419,464	$230,298	$—	$8,649,762
Cost of revenues (exclusive of depreciation and amortization)	(7,805,934)	(152,207)	—	(7,958,141)
Depreciation and amortization	(217,307)	(9,637)	—	(226,944)
Loss on impairment of long-lived assets	—	—	(243,000)	(243,000)
Selling, general and administrative expenses	(1,553,054)	(689,114)	—	(2,242,168)
Advertising and marketing	(324)	(2,692)	—	(3,016)
Other income (expenses)	(81,497)	(36,614)	—	(118,111)
Total loss from continuing operations	(1,255,558)	(653,060)	—	(2,141,618)
Loss from discontinued operations	—	(885,132)	—	(885,132)
Net loss	$(1,255,558)	$(1,538,192)	$—	$(3,026,750)
Total Assets	$4,855,095	$1,112,910	$497,110	$6,465,115
Capital expenditures	$30,762	$5,895	$9,090	$45,747

Three Months Ended June 30, 2008 (unaudited)

	CARRIER SERVICES	CORPORATE SERVICES AND OTHER	CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$11,056,610	$99,731	$—	$11,156,341
Cost of revenues (exclusive of depreciation and amortization)	(10,416,209)	(45,834)	—	(10,462,043)
Depreciation and amortization	(434,793)	(9,637)	—	(444,430)
Loss on impairment of long-lived assets
Selling, general and administrative	(2,087,051)	(600,711)	—	(2,687,762)
Advertising and marketing	(2,797)	(2,294)	—	(5,091)
Other income (expenses)	(93,292)	(18,014)	—	(111,305)
Total loss from continuing operations	(1,977,532)	(576,759)	—	(2,554,290)
Loss from discontinued operations	—	(339,671)	—	(339,671)
Net loss	$(1,977,532)	$(916,430)	$—	$(2,893,961)
Total Assets	$7,043,818	$8,307,649	$402,547	$15,754,014
Capital expenditures	$—	$42,841	$4,686	$47,527

Operating segment information for the six months ended June 30, 2009 and 2008 is summarized as follows:

Six Months Ended June 30, 2009 (Unaudited)

	CARRIER SERVICES	CORPORATE SERVICES AND OTHER	CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$17,268,724	$383,337	$—	$17,652,062
Cost of revenues (exclusive of depreciation and amortization)	(16,187,553)	(238,479)	—	(16,426,031)
Depreciation and amortization	(481,825)	(234,590)	—	(716,414)
Loss on impairment of long-lived assets			(243,000)	(243,000)
Selling, general and administrative	(2,898,421)	(1,881,348)	—	(4,712,447)
Advertising and marketing	(2,113)	(8,399)	—	(10,512)
Other income (expenses)	(124,538)	(87,139)	—	(211,678)
Total loss from continuing operations	(2,425,726)	(2,066,618)	—	(4,668,020)
Loss from discontinued operations		(1,607,943)	—	(1,364,943)
Net loss	$(2,425,726)	$(3,674,561)	$—	$(6,032,963)
Total Assets	$4,855,095	$1,112,910	$497,110	$6,465,115
Capital expenditures	$54,762	$11,789	$17,044	$83,596

Six Months Ended June 30, 2008 (Unaudited)

	CARRIER SERVICES	CORPORATE SERVICES AND OTHER	CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$22,254,927	$108,416	$—	$22,363,343
Cost of revenues (exclusive of depreciation and amortization)	(20,866,717)	(76,686)	—	(20,943,403)
Depreciation and amortization	(602,727)	(289,383)	—	(892,110)
Loss on impairment of long-lived assets
Selling, general and administrative	(3,647,300)	(1,993,926)	—	(5,641,226)
Advertising and marketing	(4,770)	(11,773)	—	(16,543)
Other income (expenses)	233,123	273,666	—	506,790
Total loss from continuing operations	(2,633,464)	(1,989,686)	—	(4,623,149)
Loss from discontinued operations	—	(633,801)	—	(633,801)
Net loss	$(2,633,464)	$(2,623,487)	$—	$(5,256,950)
Total Assets	$7,043,818	$8,307,649	$402,547	$15,754,014
Capital expenditures	$22,266	$170,366	$25,334	$217,966

13.     Subsequent Events.

On August 7, 2009, the Company entered into a subscription agreement with one (1) accredited investor for the sale of 1,250,000 shares of Common Stock and five-year Warrants to purchase 375,376 shares of Common Stock, in consideration for $125,000. Each warrants is exercisable at $0.12 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing. The proceeds from this sale will be used primarily for general corporate purposes.

In July 2009, the Company received notice of a complaint that had been filed with the SEC regarding the Company’s alleged failure to issue certain stock that was to be issued in payment of services that were to have been provided. The Company has responded to the SEC, advising that the services to be performed were not provided and requested that the matter properly be referred to the court system for resolution. The value of the shares subject to the dispute is approximately $75,000.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action in the Southern District of New York (case no. 09-CV-6981), requesting an injunction and a temporary restraining order and asserting infringement of copyrighted software. The Company is no longer using the software and disputes the plaintiff’s assertion of infringement, but is taking measures to ensure that there is no copyright infringement by any of the Company’s former customers or distributors that may have been previously granted access to the software.

On August 7, 2009, the Company borrowed $105,000 from a Director, Marvin S. Rosen. The promissory note evidencing this loan provides the lender the right to demand payment at any time of all unpaid principal upon ten (10) days written notice and bears no interest.. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. The proceeds of this loan is being used primarily for general corporate purposes.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$8,649,762	$11,156,341	$17,652,062	$22,363,343
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	7,958,141	10,462,043	16,426,031	20,943,403
Depreciation and amortization	226,944	444,430	716,414	892,110
Loss on impairment of long-lived assets	243,000		243,000
Selling, general and administrative expenses (includes approximately $85,000 and $192,000 for the three months ended June 30, 2009 and June 30, 2008, respectively, and approximately $120,000 and $306,000 for the six months ended June 30, 2009 and 2008, respectively, non-cash compensation)	2,242,168	2,687,762	4,712,447	5,641,226
Advertising and marketing	3,016	5,091	10,512	16,543
Total operating expenses	10,673,269	13,599,326	22,108,404	27,493,282
Operating loss	(2,023,507)	(2,442,986)	(4,456,342)	(5,129,940)
Other income (expenses):
Interest income	451	785	610	2,516
Interest expense	(119,841)	(53,197)	(215,781)	(70,587)
Gain on settlement of debt	0	0	0	634,991
Other	1,279	(58,893)	3,493	(60,130)
Total other income (expenses)	(118,111)	(111,306)	(211,678)	506,789
Income (loss) from continued operations	(2,141,618)	(2,554,291)	(4,668,020)	(4,623,149)
Discontinued operations:
Income (loss) from discontinued operations	(885,132)	(339,671)	(1,364,943)	(633,801)
Net loss	$(3,026,750)	$(2,893,961)	$(6,032,963)	$(5,256,950)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months ended June 30		Six Months ended June 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	92.0%	93.8%	93.1%	93.7%
Depreciation and amortization	2.6%	4.0%	4.1%	4.0%
Loss on impairment of long-lived assets	2.8%	0.0%	1.4%	0.0%
Selling, general and administrative expenses (includes approximately $85,000 and $192,000 for the three months ended June 30, 2009 and June 30, 2008, respectively, and approximately $120,000 and $306,000 for the six months ended June 30, 2009 and 2008, respectively, non-cash compensation)	25.9%	24.1%	26.7%	25.2%
Advertising and marketing	0.0%	0.0%	0.1%	0.1%
Total operating expenses	123.3%	121.9%	125.4%	123.0%
Operating loss	(23.3)%	(21.9)%	(25.4)%	(23.0)%
Other income (expenses):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(1.4)%	(0.5)%	(1.2)%	(0.3)%
Gain on settlement of debt	0.0%	0.0%	0.0%	2.8%
Other	0.0%	(0.5)%	0.0%	(0.3)%
Total other income (expenses)	(1.4)%	(1.0)%	(1.2)%	2.2%
Income (loss) from continuing operations	(24.7)%	(22.9)%	(26.6)%	(20.8)%
Discontinued operations:
Income (loss) from discontinued operations	(10.2)%	(3.0)%	(7.7)%	(2.8)%
Net loss	(34.9)%	(25.9)%	(34.3)%	(23.6)%

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

The Company completed its exit from the Consumer segment in the second quarter of 2009 that had been initiated in the first quarter of 2009. The Consumer revenues that have historically been reported with that segment have now been reclassified to discontinued operations.

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

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008.

Revenues

Consolidated revenues were $8.6 million during the three months ended June 30, 2009, compared to $11.2 million during the three months ended June 30, 2008, a decrease of $2.5 million or 22.5%. Revenues for Carriers were $8.4 million during the three months ended June 30, 2009, compared to $11.1 million during the three months ended June 30, 2008, a decrease of $2.7 million or 24.2%. This decrease was primarily caused by a decrease in the blended rate per minute and a decrease in the number of minutes.

Revenues for Corporate Services and Other increased $182 K or 280.6%, to $247 K during the three months ended June 30, 2009 from $65 K during the three months ended June 30, 2008. The increase was primarily caused by an increase in our retail business due to a larger customer base.

Cost of Revenues

Consolidated cost of revenues was $8.0 million during the three months ended June 30, 2009, compared to $10.5 million during the three months ended June 30, 2008, a decrease of $2.5 million or 23.9%. Cost of Revenues for Carriers was $7.8 million during the three months ended June 30, 2009, compared to $10.4 million during the three months ended June 30, 2008. The decrease of $2.6 million or 25.1% was the result of a decrease in the number of minutes consistent with the decrease in revenues.

Cost of revenues for Corporate Services and Other during the three months ended June 30, 2009 was $152 K, compared with $46 K during the three months ended June 30, 2008, an increase of $106 K or (232.1%). This increase is primarily due to an increase in our retail business, as we had a larger customer base during the second quarter of 2009 compared to the same period of 2008.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased $0.2 million or 48.9% to $0.2 million during the three months ended June 30, 2009, from $0.4 million during the three months ended June 30, 2008. The depreciation expense decreased as more assets were fully depreciated than were placed into service during the first six months of 2009 compared to the same period of 2008.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $0.4 million or 16.6% during the three months ended June 30, 2009. This decrease is primarily attributable to a further reduction in personnel, and decreases in the areas of salaries, communication, occupancy, consulting and travel and entertainment as the Company completed its exit from the Consumer business and continued to focus on cost containment.

Operating Loss

Operating Loss decreased $0.4 million or 17.2% to a loss of ($2.0) million during the three months ended June 30, 2009, from a loss of ($2.4) million during the three months ended June 30, 2008. The decrease in operating loss was primarily attributable to the Company’s completion of its exit from the Consumer business, as well as its continued focus on cost reduction.

Loss from Discontinued Operations

Loss from discontinued operations increased by approximately $0.6 million, or 160.6% to ($0.9) million during the three months ended June 30, 2009, from ($0.3) million during the three months ended June 30, 2008. The main factors contributing to this increase were the write-off of assets associated with the discontinued operations of the Consumer segment and the results associated with our Dubai subsidiary.

Net Loss

Net loss increased $0.1 million, or 4.6% to ($3.0) million during the three months ended June 30, 2009, from ($2.9) million during the three months ended June 30, 2008. The main factors contributing to this decrease were decreased gross margin, increased interest expenses, and the loss in discontinued operations experienced during the second quarter of 2009.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008.

Revenues

Consolidated revenues were $17.7 million during the six months ended June 30, 2009, compared to $22.4 million during the six months ended June 30, 2008, a decrease of $4.7 million or 21.1%. Revenues for Carriers were $16.4 million during the six months ended June 30, 2009, compared to $17.2 million during the six months ended June 30, 2008, a decrease of $6.0 million or 22.6%. The decrease was primarily caused by a decrease in the blended rate per minute and a decrease in the number of minutes.

Revenues for Voice to Corporations and Other increased $0.3 million or 285.8%, to $418 K during the six months ended June 30, 2009 from $108 K during the six months ended June 30, 2008. The increase was primarily caused by an increase in our retail business due to a larger customer base.

Cost of Revenues

Consolidated cost of revenues was $16.4 million during the six months ended June 30, 2009, compared to $20.9 million during the six months ended June 30, 2008, a decrease of $4.5 million or 21.6%. Cost of Revenues for Carriers was $16.2 million during the six months ended June 30, 2009, compared to $20.9 million during the six months ended June 30, 2008. The decrease of $4.7 million or 22.5% was the result of a decrease in the number of minutes consistent with the decrease in revenues.

Cost of revenues for VoIP to Corporations and Other during the six months ended June 30, 2009 was $245 K, compared with $77 K during the six months ended June 30, 2008, an increase of $168 K or 220%. This increase is primarily due to an increase in our retail business, as we had to support a larger customer base during the second quarter of 2009 compared to the same period of 2008.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased $0.2 million or 20% to $0.7 million during the six months ended June 30, 2009, from $0.9 million during the six months ended June 30, 2008. The depreciation expense decreased as more assets were fully depreciated than were placed into service during the first six months of 2009 compared to the same period of 2008.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $0.9 million or 16.5% during the six months ended June 30, 2009. This decrease is primarily attributable to a further reduction in personnel, and decreases in the areas of salaries, communication, occupancy, consulting and travel and entertainment as the Company completed its exit from the Consumer business and continued to focus on cost containment.

Operating Loss

Operating Loss decreased $0.7 million or 13.1% to a loss of ($4.4) million during the six months ended June 30, 2009, from a loss of ($5.1) million during the six months ended June 30, 2008. The decrease in operating loss was primarily attributable to the completion of the Company’s exit from the Consumer business, as well as its continued focus on cost reduction.

Other Income (Expense)

Total other income (expense) changed by $0.7 million from income of $0.5 million during the six months ended June 30, 2008 to expense of ($0.2) million for the six months ended June 30, 2009. The primary reason for this change was due to a gain of $0.6 million associated with the extinguishment of debt with a foreign vendor during the quarter ended June 30, 2008, which did not recur in 2009. In addition, during the quarter ended June 30, 2009, interest expense increased over the same period of the prior year due to increased loans outstanding.

Loss from Discontinued Operations

Loss from discontinued operations increased by approximately $0.7 million or 115.4% to ($1.3) million during the six months ended June 30, 2009, from ($0.6) million during the six months ended June 30, 2008. The main factors contributing to this increase were the write-off of assets associated with the discontinued operations of the Consumer segment and the results associated with our Dubai subsidiary.

Net Loss

Net loss increased $0.8 million, or 14.8% to ($6.0) million during the six months ended June 30, 2009, from ($5.3) million during the six months ended June 30, 2008. The main factors contributing to this decrease were decreased gross margin, increased interest expenses, and the loss in discontinued operations experienced during the first half of 2009. In addition, during the first quarter of 2008, the Company recorded a gain associated with the settlement of a debt that did not recur in 2009.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flow from operations. As of June 30, 2009, we had Stockholders’ deficit of approximately ($8.6) million as compared to $(4.8) million at December 31, 2008, and a working capital deficit of approximately ($11.5) million as compared to ($8.6) million at December 31, 2008. During the six months ended June 30, 2009, we raised approximately $2.1 million from the sale of its securities through private placement financing (See Note 8 to the Condensed Consolidated Interim Financial Statements contained in this quarterly report on Form 10-Q). The proceeds have been and will continue to be used for general working capital purposes. We may seek further financing through the sale of debt or equity securities, although we have no commitments from any prospective purchaser of our securities.

Below is a summary of our cash flow for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of our cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash from continuing operations:
Cash used in operating activities	$(4,001,148)	$(2,538,660)
Cash provided by (used in) investing activities	(12,687)	(219,485)
Cash provided by financing activities	3,446,366	2,840,813
Increase(decrease) in cash and cash equivalents from continuing operations	(567,469)	82,668
Cash from discontinued operations:
Cash provided by operating activities of discontinuing operations	141,888	82,689
Cash provided by operating activities from discontinued operations	—	14,950
Net increase in cash and cash equivalents from discontinuing operations	141,888	97,639
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations	(425,581)	180,307
Cash and cash equivalents, beginning of period	427,433	70,883
Cash and cash equivalents, end of period	$1,852	$251,190

Sources of Liquidity

As of June 30, 2009, we had cash and cash equivalents of approximately $2.0 K, and Accounts Receivable of approximately $2.5 million. In addition, as of June 30, 2009 we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through June 30, 2009, we financed our operations from cash provided from financing activities. These activities provided net proceeds of approximately $23.3 million from our initial public offering (IPO), the private placement of approximately $66.3 million of equity securities, $1.6 million from the exercise of Stock Options and Warrants, and $27.4 million from loans evidenced by the issuance of promissory notes. In addition, since inception we have financed the acquisition of $8.2million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $46 K million and $216 K for the six months ended June 30, 2009 and 2008, respectively. We expect our cash capital expenditures to be approximately $100K for the six months ending December 31, 2009. The 2009 estimated capital expenditures primarily consist of additional wholesale, corporate services and other infrastructure development.

Cash used in operations was approximately $4.0 million and $2.5 million during the six months ended June 30, 2009 and 2008, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements As we focus in our corporate and carrier sales, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances, we may be required to secure letters of credit or bonds to do so.

Debt Service Requirements

At June 30, 2009, we had approximately $4.7 million of current and long-term debt. This balance relates to notes payable and our capital leases. Of this amount, the portion of debt collateralized by a security interest in accounts receivable is $4.5 million.

Capital Instruments

In January 2009, the Company entered into subscription agreements with four (4) accredited investors, including two (2) Directors, Marvin S. Rosen and Philip D. Turits for the sale of an aggregate 2,106,213 shares of Common Stock and five–year Warrants to purchase 842,491 shares of Common Stock, in consideration for an aggregate of $0.4 million. The Warrants are exercisable at prices that range from $0.20 to $0.22 per share, which is equal to the respective closing price of the Company’s Common Stock on the business day before each closing. Following these transactions, the private placement commenced in July 2008 was closed.

In February 2009, the Company commenced a new private placement to raise working capital for the Company’s operations. This private placement provides for the sale of up to $6.0 million of the Company’s Common Stock and Warrants. As of June 30, 2009, the Company has sold 13,426,110 shares of Common Stock for which proceeds of approximately $1.7 million were received, net of expenses of approximately $4 K. In addition, the Company issued five-year Warrants to purchase 4,242,515 shares of Common Stock at an exercise price of 120% of the closing price of the Company’s Common Stock the day before closing.

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

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted FAS 165 during the second quarter of 2009, as required, and evaluated subsequent events through the filing date of this quarterly report.

In June 2009, the FASB issued FAS 166, improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of the transferors. FAS 166 must be applied as of January 1, 2010, the beginning of our first annual reporting period after November 15, 2009. Earlier application is prohibited. FAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective, the concept of a qualifying SPE is no longer relevant for accounting purposes. Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The disclosure provisions of FAS 166 should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of FAS 166 is not currently expected to have a material effect on our financial statements.

In June 2009, the FASB, issued SFAS No. 167, Amendments to FASB Interpretation No 46 (R) (“FAS 167”). FAS 167 improves financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46 (R)”), as a result of eliminating the qualifying special-purpose entity (“SPE”) concept in FAS No. 166, Accounting for Transfers of Financial Assets – an amendment to FASB Statement No. 140 (“FAS 166”), and (2) constituent concerns about the application of certain key provisions of FIN 46 (R), including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 shall be effective as of January 1, 2010, our first annual reporting period beginning after November 15, 2009. Earlier application is prohibited. The adoption of FAS 167 is not currently expected to have a material effect on our financial statements.

In June 2009, the FASB, issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

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

Disclosure under this section is not required for a smaller reporting company.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings.

In July 2009, the Company received a notice of a complaint filed with the SEC regarding the Company’s failure to issue certain stock that was to be granted for payment of services that were to have been provided, but those services were not received. The Company has responded to the SEC, advising that the issue is one of a contractual dispute, and requested that the matter be referred to the court system.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, Case No. 09-CV-6981, asserting infringement of copyrighted software. The Company is no longer using the software, but is taking measures to ensure that there is not any copyright infringement by any of its former customers or distributors that may have been previously granted access to the software.

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

Item 1A.       Risk Factors.

Risk Associated with Recent Voluntary Delisting of our Securities from the NYSE Amex LLC

On June 18, 2009, the voluntary withdrawal of our securities from listing on the NYSE Amex Exchange became effective. The Company’s Common Stock is currently trading on the Over-the-Counter Bulletin Board, (the “OTCBB”) under the symbol FSNN.

Although there have been no significant negative consequences experienced since the date of delisting, delisting of our Securities from the NYSE Amex may ultimately have certain adverse consequences, including but not limited to:

·	potential decrease in the Company’s liquidity,
·	potential decrease in amount and availability of external sources of capital,
·	the possibility that our common stock will be considered a “penny stock” under Rule 3a55-1 of the Securities Exchange Act of 1934, which imposes stringent requirements on brokers and dealers when effecting transactions in “penny stocks,” and
·	potential increase in cost of debt.

Risks Related to Continued Losses

We have a history of operating losses and, prior to our IPO, a working capital deficit and Stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. At June 30, 2009, we had a working capital deficit of approximately ($11.5) million and Stockholders’ deficit of approximately $(8.6) million. We have continued to sustain losses from operations and for the years ended December 31, 2008, 2007, and 2006; we have incurred a net loss applicable to Common Stockholders of approximately $16.2 million, $13.2 million and $13.6 million, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2008, 2007, and 2006. We may not be able to generate future profits and may not be able to support our operations, or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

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

Companies offering Internet, data and communications services are, in some circumstances, consolidating. We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, sales, and marketing resources, larger client bases, extended networks and infrastructures and more established relationships with vendors, distributors and partners than we have. With these heightened competitive pressures, there is a risk that our revenues may not grow as expected and the value of our common stock could decline.

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

Risks Related to Our Common Stock

Voting Control by Principal Stockholders

As of June 30, 2009, our Executive Officers and Directors collectively controlled approximately 25.2% of our outstanding common stock and, therefore are able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

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

Going Concern

At June 30, 2009, the Company had a working capital deficit of approximately $11.5 million and an accumulated deficit of approximately $135.6 million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the six months ended June 30, 2009, the Company raised approximately $2.1 million net of expenses from sale of its securities through private placement. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the Condensed Consolidated Interim Financial Statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

Other Risks

Other risks are identified from time-to-time in our filings with the SEC, including but not limited to in our Annual Report on Form 10-K for the year ended December 31, 2008

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

From May 5, 2009 through June 29, 2009, the Company entered into subscription agreements with various accredited investors, including three (3) Directors of the Company, Marvin S. Rosen, Philip D. Turits, and E. Alan Brumberger, for the sale of an aggregate 6,327,069 shares of Common Stock, for an aggregate consideration of $823K. In addition, the Company issued five-year Warrants to purchase 1,900,030 shares of Common Stock at exercise prices equal to 120% of the closing price of the Company’s Common Stock the day before the respective closing.

(b) Use of Proceeds

The proceeds of the offering(s) are or will be used primarily for general corporate purposes.

Item 3.          Defaults Upon Senior Securities.

None

Item 4.          Submissions of Matters to a Vote of Security Holders.

None

Item 5.          Other Information.

On August 7, 2009, the Company borrowed $105,000 from a Director, Marvin S. Rosen. The promissory note evidencing this loan provides the lender the right to demand payment at any time of all unpaid principal upon ten (10) days written notice and bears no interest. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. The proceeds of this loan is being used primarily for general corporate purposes.

On August 7, 2009, the Company entered into a subscription agreement with one (1) accredited investor for the sale of 1,250,000 shares of Common Stock and five-year Warrants to purchase 375,376 shares of Common Stock, in consideration for $125,000. Each warrants is exercisable at $0.12 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing. The proceeds from this sale are or will be used primarily for general corporate purposes.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
August 14, 2009	Chief Executive Officer

BY: /s/ BARBARA HUGHES
Barbara Hughes
August 14, 2009	Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.