Form 10-Q
period 2009-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2009-11-16
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File Number: 001-32421

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC .
(Exact name of registrant as specified in its charter)

DELAWARE	58-2342021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1718, New York, New York	10170
(Address of principal executive offices)	(Zip Code)

(212) 201-2400
( Registrant’s telephone number, including area code )

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: October 19, 2009.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	87,054,131

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

TABLE  of contents

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

Item 1A.      Risk Factors.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.         Defaults Upon Senior Securities.

Item 4.         Submissions of Matters to a Vote of Security Holders.

Item 5.         Other Information.

Item 6.         Exhibits.

SIGNATURES

INDEX TO EXHIBITS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$376,250	$427,433
Accounts receivable, net of allowance for doubtful accounts of approximately $576,000 and $635,000 in 2009 and 2008, respectively	2,289,143	3,240,670
Prepaid expenses and other current assets	660,347	261,863
Assets held for sale	27,850	¯
Current assets reclassified to discontinued operations	316,124	302,533
Total current assets	3,669,714	4,232,499
Property and equipment, net	1,985,536	3,829,669
Other assets:
Security deposits	51,042	50,241
Restricted cash	416,566	416,566
Intangible assets, net	563,781	810,908
Other assets	63,203	127,908
Total other assets	1,094,592	1,405,623
TOTAL ASSETS	$6,749,842	$9,467,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Long-term debt, current portion – non-related parties	$942,500	$1,350,000
Long-term debt – related parties	1,568,121	1,012,992
Capital lease/equipment financing obligations, current portion	112,728	122,960
Accounts payable and accrued expenses	10,201,286	10,039,015
Current liabilities reclassified to discontinued operations	28,322	261,972
Total current liabilities	12,852,957	12,786,939
Long-term liabilities:
Long-term debt, net of current portion- non-related parties	¯	960,000
Capital lease/equipment financing obligations, net of current portion	6,082	¯
Other long-term liabilities	346,912	485,431
Total long-term liabilities	352,994	1,445,431
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 7,995 shares issued and outstanding in 2009 and 2008, respectively	80	80
Common Stock, $0.01 par value, 175,000,000 shares authorized 86,859,686 and 45,750,003 shares issued and outstanding in 2009 and 2008, respectively	868,598	457,500
Capital in excess of par value	130,125,893	124,384,568
Accumulated deficit	(137,450,680)	(129,606,727)
Total stockholders’ deficit	(6,456,109)	(4,764,579)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,749,842	$9,467,791

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$11,853,020	$14,301,428	$29,505,082	$36,664,770
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	10,865,824	13,414,976	27,291,855	34,358,378
Depreciation and amortization	304,121	454,564	1,020,536	1,346,674
Loss of impairment of long-lived assets	¯	¯	243,000	¯
Selling, general and administrative expenses (includes approximately $144,201 and $136,548 for the three months ended September 30, 2009 and September 30, 2008, respectively, and approximately $263,968 and $442,626 for the nine months ended September 30, 2009 and 2008, respectively, stock-based compensation)	2,279,704	2,524,692	6,992,151	8,165,918
Advertising and marketing	4,006	13,739	14,518	30,283
Total operating expenses	13,453,655	16,407,971	35,562,060	43,901,253
Operating loss	(1,600,635)	(2,106,543)	(6,056,978)	(7,236,483)
Other income (expenses):
Interest income	3,447	7,658	4,057	10,174
Interest expense	(112,893)	(134,223)	(328,674)	(204,810)
Gain on settlements of debt	¯	25,000	¯	659,991
Other	1,992	4,059	5,485	(56,071)
Total other income (expenses)	(107,454)	(97,506)	(319,132)	409,283
Income (loss) from continuing operations	(1,708,089)	(2,204,050)	(6,376,110)	(6,827,200)
Discontinued operations:
Loss from discontinued operations	(102,900)	(367,683)	(1,467,843)	(1,001,484)
Net loss	$(1,810,989)	$(2,571,733)	$(7,843,953)	$(7,828,684)

Loss applicable to Common Stockholders:
Loss from continuing operations	$(1,708,089)	$(2,204,050)	$(6,376,110)	$(6,827,200)
Preferred Stock dividends in arrears	(161,214)	(161,214)	(478,386)	(480,138)
Net loss from continuing operations applicable to Common Stockholders	(1,869,303)	(2,365,264)	(6,854,496)	(7,307,338)
Loss from discontinued operations	(102,900)	(367,683)	(1,467,843)	(1,001,484)
Net loss applicable to Common Stockholders	$(1,972,204)	$(2,732,947)	$(8,322,339)	$(8,308,821)

Net loss per Common Share: basic and diluted:
Loss from continuing operations	$(1,708,089)	$(2,204,050)	$(6,376,110)	$(6,827,200)
Income (loss) from discontinued operations	(102,900)	(367,683)	(1,467,843)	(1,001,484)
Net loss applicable to Common Stockholders	$(0.03)	$(0.07)	$(0.14)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	67,663,257	37,151,093	57,568,953	35,377,144

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30 ,
	2009		2008
Cash flows from operating activities:
Net loss	$(7,843,953)		$(7,828,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment / continuing operations	243,000		¯
Loss on impairment / discontinued operations	545,047		¯
Depreciation and amortization	1,020,536		1,372,371
Gain on sale / disposal of fixed assets	¯		59,158
Bad debt expense	125,938		105,048
Stock-based compensation	263,968		442,626
Gain on extinguishment of debt	¯		(659,991)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	825,587		1,892,572
Prepaid expenses and other current assets	(510,914)		38,989
Other assets	61,637		(6,435)
Accounts payable and accrued expenses	161,815		1,898,641
Other long-term liabilities	(138,519)		(128,054)
Net cash used in operating activities	(5,245,858)		(2,813,759)
Cash flows from investing activities:
Purchase of property and equipment	(34,640)		(329,485)
Receipt (payment) for security deposits	(801)		7,755
Returns of other intangible assets	2,640		¯
Net cash used in investing activities	(32,801)		(321,730)
Cash flows from financing activities:
Proceeds from sale of Common Stock, net	2,543,545		2,466,433
Proceeds from notes payable — related parties	2,525,682		580,000
Proceeds from notes payable — non-related parties	¯		1,075,000
Payments of long-term debt and capital lease /equipment financing obligations	(28,149)		(82,964)
Repayments of notes payable - related parties	¯		(406,671)
Repayments of notes payable – non-related parties	¯		(250,000)
Net cash provided by financing activities	5,041,078		3,381,798
Net increase (decrease) in cash and cash equivalents from continuing operations	(237,581)		246,309
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	186,398		84,249
Cash provided by investing activities of discontinued operations	¯		22,410
Net increase in cash and cash equivalents from discontinuing operations	186,398		106,659
Net increase (decrease) in cash and equivalents:	(51,183)		352,968
Cash and cash equivalents, beginning of year	427,433		70,883
Cash and cash equivalents, end of year	$376,250		$423,851

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,604		$150,810
Supplemental schedule of non—cash investing and financing activities:
Acquisition of capital lease/equipment financing obligations	$24,000	$	¯
Note transfer to a related party from a non-related party	$(500,000)	$	¯
Note transfer from a non-related party to a related party	$500,000	$	¯
Conversion of notes payable – related party to Common Stock	$3,345,159		¯

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selective Significant Accounting Policies

     The accompanying notes to the Condensed Consolidated Interim Financial Statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. These Condensed Consolidated Interim Financial Statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore, omit or condense certain footnotes and other information normally included in the Condensed Consolidated Interim Financial Statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S. GAAP”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair Condensed Consolidated Interim Financial Statement presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

     During the nine months ended September 30, 2009 and 2008, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Condensed Consolidated Interim Statements of Operations.

Income taxes

     The Company accounts for income taxes in accordance with the requirements under U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The Company accounts for uncertainty in income taxes in accordance with the requirements under U.S. GAAP, which creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty. During the three month period ended September 30, 2009, the Company recognized no adjustments for uncertain tax positions.

Earnings (loss) per Share

    The Company accounts for earnings per share in accordance with the requirements under U.S. GAAP, which requires dual presentation of basic and diluted loss per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing income available to Common Stockholders by the weighted-average number of Common Stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income of the Company.

     Unexercised Stock Options to purchase 4,915,449 and 4,288,325 shares of the Company’s Common Stock as of September 30, 2009 and 2008, respectively, were not included in the computation of diluted loss per share because the exercise of the Stock Options would be anti-dilutive to loss per share.

     Unexercised Warrants to purchase 27,693,278 and 17,207,843 shares of the Company’s Common Stock as of September 30, 2009 and 2008, respectively, were not included in the computation of diluted loss per share because the exercise of the Warrants would be anti-dilutive to loss per share.

     Net loss per share calculations include provisions for Preferred Stock dividend, in the amount of approximately $478,000 and $480,000 for the nine months ended September 30, 2009 and 2008 respectively. As of September 30, 2009, the Board of Directors had declared no dividend. As of September 30, 2009, the Company has accumulated approximately $1,657,000 of Preferred Stock dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Accounting for Costs Associated with Exit or Disposal Activities

    The Company accounts for restructuring activities, including costs for the one-time termination benefits, in accordance with the requirements under U.S. GAAP for costs associated with the impairment and disposal of long-lived assets. Employee termination costs are recorded when actions are probable and estimatable. Asset impairment costs are recorded in accordance with U.S. GAAP. As of September 30, 2009, the Company recorded a loss on impairment of discontinued assets of $544,943.

Stock–Based Compensation

    The Company accounts for stock-based compensation by recognizing the fair value of compensation cost for all stock awards over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to Stockholders’ equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model. The impact on the Company’s consolidated results of operations of recording Stock-Based Compensation expense for the nine-months ended September 30, 2009 and 2008 was approximately $264,000 and $443,000, respectively, which is included in selling, general and administrative expenses in the Condensed Consolidated Interim Statements of Operations.

     The following table summarizes Stock Option activity for the nine months ended September 30, 2009:

	(unaudited)
Activity	Number of Options	Weighted Average Exercise P rice
Outstanding at January 1, 2009	4,096,609	$1.72
Granted	1,354,500	$0.11
Cancelled or expired	(535,660)	$1.87
Outstanding at September 30, 2009	4,915,449	$1.26
Exercisable at September 30, 2009	2,497,413	$2.22

     The Company calculated the fair value of each Common Stock Option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Nine Months Ended September 30 ,
	2009	2008
Dividend yield	0.0%	0.0%
Stock volatility	195.21%	109.93%
Average Risk-free interest rate	2.44%	3.21%
Average option term (years)	4	4

     As of September 30, 2009, there was approximately $79,048 of total unrecognized compensation cost, net of estimated forfeitures, related to Stock Options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of two (2) years.

Fair Value of Financials Instruments

    The carrying amount of the Company’s assets and liabilities approximate fair value presented in the accompanying consolidated condensed interim balance sheets, due to their short-term maturities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Use of Estimates

     The preparation of the Condensed Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Interim Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Subsequent Events

    The condensed consolidated interim financial statements were approved by the Board of Directors and were issued on November 16, 2009. Subsequent events have been evaluated through this date.

      On October 14, 2009, the Company entered into a subscription agreement with two (2) accredited investor for the sale of 194,445 shares of Common Stock and five-year Warrants to purchase 38,890 shares of Common Stock, in consideration for an aggregate of $35,000. Each Warrant is exercisable at $0.22 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing.

     On October 19, 2009, the Company borrowed $60,000 from Marvin S. Rosen, a Director of the Company. The note (a) is payable on demand in full upon ten days notice of demand from the lender, (b) bears interest on the unpaid principal amount at the rate of 8% per annum and (c) grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.

     On November 9, 2009 and November 10, 2009, the Company borrowed the aggregate of $135,000 from Marvin S. Rosen, a Director of the Company. These notes (a) are payable on demand in full upon ten days notice of demand from the lender, (b) bears interest on the unpaid principal amount at the rate of 3.25% per annum and (c) grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.

      On November 13, 2009, the Company entered into a subscription agreement with one (1) accredited investor who is also a Director, for the sale of 277,778 shares of Common Stock and five-year Warrants to purchase  55,556 shares of Common Stock, in consideration for $50,000. Each Warrant is exercisable at $0.22 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing.

     The Company uses the proceeds from these transactions primarily for general corporate purposes.

2.     Going Concern

    At September 30, 2009, the Company had a working capital deficit of approximately $9.0 million and an accumulated deficit of approximately $137.5 million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the nine months ended September 30, 2009, the Company raised approximately $2.5 million net of expenses from sale of its securities through private placement. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the Condensed Consolidated Interim Financial Statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets

    Prepaid expenses and other current assets consist of the following at September30, 2009 and December 31, 2008 :

	September 30, 2009	December 31, 2008
	( unaudited )
Prepaid expenses	$617,143	$241,909
Inventory	40,204	16,954
Notes receivable	3,000	3,000
Total	$660,347	$261,863

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

4.     Discontinued Operations
    In an effort to streamline operations, reduce expenses, and focus efforts on the development of the Company’s corporate services and Carrier sales, the Company determined to eliminate the consumer product line of its retail segment and restructure its overall operations. The Company's Board of Directors authorized this restructuring at a Board Meeting held on February 17, 2009. As a result of this action, the three (3) international offices, reported under its Dubai subsidiary, were closed, and twenty-six employees and eleven consultants were terminated. In accordance with requirements under U.S. GAAP for impairment or disposal of long-lived assets, the Company has classified the operating results of its Dubai subsidiary as a discontinued operation in the accompanying Condensed Consolidated Interim Financial Statements. The September 30, 2009, and 2008 financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s Consumer segment.

    The following table represents the assets and liabilities of the discontinued operations as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(unaudited)
Cash and cash equivalents	$14,358	$30,813
Accounts receivable, net of allowance for doubtful accounts	54,739	90,237
Prepaid expenses and other current assets	7,911	68,105
Property and equipment, net	237,597	111,859
Other assets	1,519	1,519
Total current assets reclassified to discontinued operations	$316,124	$302,533

Accounts payable and accrued expenses	$28,322	$261,972
Current liabilities reclassified to discontinued operations	$28,322	$261,972

     The following is a summary of the operating results of the discontinued operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$(5,617)	$214,003	$443,459	$781,317
Cost of revenues	(1,182)	(193,548)	(345,914)	(611,733)
Depreciation and amortization	(44,509)	(16,018)	(307,900)	(48,107)
Loss on impairment of assets	—	—	(544,943)	—
Selling, general, and administrative	(51,592)	(349,482)	(709,800)	(1,067,396)
Advertising and marketing	—	(21,810)	(2,749)	(53,690)
Other income (expense)	—	(827)	4	(1,875)
Net income (loss)	$(102,900)	$(367,683)	$(1,467,843)	$(1,001,484)

5.      Intangible Assets

      Identifiable intangible assets, as of September 30, 2009 (unaudited), are comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 01, 2009	$721,871	$89,037	$810,908
Current year amortization	(1,487)	¯	(1,487)
Current year impairment	(243,000)	(2,640)	(245,640)
Balance as of September 30, 2009	$477,384	$86,397	$563,781

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

6.     Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	( unaudited )
Trade accounts payable	$7,828,052	$8,162,514
Accrued expenses	1,176,253	944,443
Accrued payroll and vacation	221,812	200,472
Cost accrual	463,342	274,185
Interest payable	223,488	110,473
Deferred revenue	118,753	186,655
Other	169,586	160,273
	$10,201,286	$10,039,015

7.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

     At September 30, 2009 and December 31, 2008, components of long-term debt and capital lease / equipment financing obligations of the Company are comprised of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Promissory notes payable – related parties	$1,568,122	$1,972,992
Promissory notes payable – non-related parties	942,500	1,350,000
Capital lease / equipment financing obligations	118,810	122,960
Total long-term debt and capital lease / equipment financing obligations	2,629,432	3,445,952
Less current portion – capital lease / equipment financing obligations	(112,728)	(122,960)
Promissory notes payable - less current portion – related parties	(1,568,122)	(1,012,992)
Promissory notes payable - less current portion – non-related parties	(942,500)	(1,350,000)
	$6,082	$960,000

Promissory Notes Payable – non-related parties

     During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of September 30, 2009, as the other party to the settlement agreement has not complied with the terms of the agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

     During 2008, the Company borrowed an aggregate of $1,200,000 from several stockholders. These loans are evidenced by five (5) promissory notes, which mature on various dates through December of 2009 and bear interest at rates ranging from 10 percent (10%) to twelve percent (12%) per annum. In the event that any note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will become payable in full upon ten days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. During 2008 and as of the date of this filing three of these promissory notes have matured, however, no demand for payment has been received, one of these notes, in an amount of $200,000 has not matured and remains outstanding and in January 2009, one of these promissory notes, in an amount of $500,000, was transferred to a related party of the Company and later in September 2009, the entire outstanding security interest of the lender related to this note was released for the consideration of the value of the outstanding amount having been converted into shares of the Company’s Common Stock, at market price.

     On June 19, 2009, the Company borrowed $67,500 from a stockholder. This loan is evidenced by a promissory note, which matures on July 19, 2009 and bears an interest rate of 8 percent (8%) per annum. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest on the note will become payable in full upon ten days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s accounts receivable. The note became a demand note on July 19, 2009. At September 30, 2009, this note remains outstanding.

     On September 30, 2009, the Company and a lender agreed to amend a promissory note (the “Amended Note”) originally issued May 27, 2008 (and thereafter amended and restated on June 30, 2009, April 15, 2009, January 31, 2009, December 15, 2008, November 5, 2008, October 15, 2008, September 15, 2008, and July 15, 2008) evidencing $200,000 borrowed from the lender, which Amended Note extends the maturity date of the note to December 31, 2009. This Amended Note bears interest on the unpaid principal amount from July 8, 2009 until the outstanding principal amount is paid in full, at the rate of 12% per annum. In the event this note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will become payable in full upon ten (10) days notice from the lender. The Amended Note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. At September 30, 2009, this note remains outstanding.

     The Company uses the proceeds from these transactions primarily for general corporate purposes.

Promissory Notes Payable – related parties

     On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors: Philip Turits, and Marvin Rosen. These loans are evidenced by three (3) promissory notes each of which is payable in 24 equal monthly installments of principal and interest at the rate of ten percent (10%) per annum, commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. On August 31, 2009 and September 16, 2009, Philip D. Turits converted $200,000 and $4,900, respectively, of indebtedness evidenced by one (1) of the promissory notes into 2,222,222 and 40,834 shares of Common Stock and 667, 335 and 8,167 Warrants, respectively. The Warrants are exercisable for five-years at 120% of the closing price of the Company’s Common Stock the business day before closing. As of September 30, 2009, approximately $148,000 remains due under these promissory notes and the Company has not received a demand for payment.

     During 2008, the Company borrowed an additional $590,000 from these two Directors, evidenced by ten (10) promissory notes, which matured at different dates throughout 2008 and bear interest at the rate of ten percent (10%) per annum. During the year ended December 31, 2008, $80,000 was repaid. Each promissory note provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay these promissory notes on the maturity date; however, no lender has made a demand for payment. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. On September 16, 2009, Philip D. Turits converted $85,000 of indebtedness evidenced by these notes into 708,334 shares of Common Stock and 141,667 Warrants. The Warrants are exercisable for five - years at 120% of the closing price of the Company’s Common Stock the business day before closing. At September 30, 2009, approximately $425,000 remains due under these promissory notes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

     During 2009, the Company borrowed an additional $1,230,130 from these two Directors, evidenced by fifteen (15) promissory notes, which mature at various dates throughout 2009 and bear interest at rates ranging from eight percent (8%) to ten percent (10%) per annum. In the event that a note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will become payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. On August 31, 2009 and September 16, 2009, Marvin Rosen converted an aggregate of $325,000 of indebtedness evidenced by these notes into 3,263,890 shares of Common Stock and 875,669 Warrants. The Warrants are exercisable for five-years at the price of 120% of the closing price of the Company’s Common Stock the business day before the closing. On September 16, 2009, Philip D. Turits converted $35,100 of indebtedness evidenced by these promissory notes into 292,500 shares of Common Stock and 58,500 Warrants. The Warrants are exercisable for five - years at 120% of the closing price of the Company’s Common Stock the business day before closing. At September 30, 2009, $870,030 remains outstanding under these promissory notes.

     During 2008, the Company borrowed an aggregate of $1,760,000 from West End Special Opportunities Fund II, a stockholder of the Company. These loans are evidenced by nine (9) promissory notes bearing interest at rates ranging from ten percent (10%) to thirteen percent (13%) per annum with maturities extending through February 2010. During 2008, the Company repaid two (2) of these promissory notes ($250,000) and converted two (2) additional promissory notes ($400,000) into 2,222,223 shares of Common Stock and 888,890 Warrants to purchase one (1) share of Common Stock. The Warrants are exercisable for five years at 120% of the closing price of the Company’s Common Stock the business day before closing. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. On September 11, 2009, West End Special Opportunity Fund II converted all of its outstanding 2008 loans and interest into 6,623,973 shares of Common Stock.

     During 2009, the Company borrowed an aggregate of $1,410,000 from West End Special Opportunities Fund II, a shareholder of the Company. These loans are evidenced by twelve (12) promissory notes, each bearing an interest rate of twelve percent (12%) per annum with maturities extending through June 2010. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. On September 13, 2009, West End Special Opportunity Fund II, converted all of its outstanding 2009 loans and interest into 8,349,133 shares of Common Stock.

      On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Marvin Rosen, Chairman of the Board of Directors, is a member. This loan is evidenced by a promissory note, which matures on July 20, 2009 and bears an interest rate of eight percent (8%) per annum. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s accounts receivable. On July 20, 2009, the note became a demand note and at September 30, 2009, this note remains outstanding.

     On August 31, 2009, the Company and Marvin S. Rosen agreed to amend and restate two promissory notes originally issued August 7, 2009 (evidencing $105,000) and August 18, 2009 (evidencing $85,267.81), respectively (the “Amended Notes”). Each of the Amended Notes (a) is payable on demand, (b) bears interest on the unpaid principal amount at the rate of 8% per annum and (c) grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.

     The Company uses proceeds from these transactions primarily for general corporate purposes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Capital Lease / Equipment Financing Obligations

    Future aggregate principal payments for the Company’s capital lease / equipment financing obligations as of September 30, 2009 (unaudited), are as follows:

September 30, 2009
(unaudited)
Total minimum payments	$131,551
Less amount representing interest	(12,741)
Present value of minimum payments	118,810
Less current portion	(112,728)
$6,082

8.     Equity Transactions

Common Stock

      In January 2009, the Company entered into subscription agreements with ten (10) accredited investors, including two (2) Directors, Marvin S. Rosen and Philip D. Turits for the sale of an aggregate 2,106,213 shares of Common Stock and five–year Warrants to purchase 842,491 shares of Common Stock, in consideration for an aggregate of $375,000. The Warrants are exercisable at prices that range from $0.20 to $0.22 per share, which is equal to the respective closing price of the Company’s Common Stock on the business day before each closing. Following these transactions, the private placement commenced in July 2008 was closed.

     In February 2009, the Company entered into subscription agreements with five (5) accredited investors’ including two (2) Directors, Marvin S. Rosen and Philip D. Turits, for the sale of 958,825 shares of Common Stock and five-year Warrants to purchase 383,533 shares of Common Stock, in consideration for $148,000 the Warrants are exercisable at a price of 120% of the closing price of the Company’s Common Stock the business day before closing.

     In February 2009, the Company entered into a Service Agreement with an investor relations company. This investor relations company agreed to act as the Company financial advisor for its finance, shareholder relations, and acquisition program for a one-year period; the compensation included a monthly fee and the issuance of 350,000 shares of restricted Common Stock.

     In March 2009, the Company entered into subscription agreements with two (2) accredited investors for the sale of 1,153,847 shares of Common Stock and five-year Warrants to purchase 461,540 shares of Common Stock, in consideration for $150,000. The Warrants are exercisable at the price of 120% of the closing price of the Company’s Common Stock the business day before closing.

     From April 8, 2009 through June 29, 2009, the Company entered into subscription agreements with various accredited investors, including three (3) Directors of the Company, Marvin S. Rosen, Philip D. Turits, and E. Alan Brumberger, for the sale of an aggregate 11,313,438 shares of Common Stock, for an aggregate consideration of $1,415,000. In addition, the Company issued five-year Warrants to purchase 3,397,442 shares of Common Stock at exercise prices equal to 120% of the closing price of the Company’s Common Stock the business day before the respective closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

    In August, 2009, the Company entered into subscription agreements with six (6) accredited investors for the sale of 2,758,335 shares of Common Stock and five-year Warrants to purchase 828,332 shares of Common Stock, in consideration for $277,000. Each Warrant is exercisable at 120% of the closing price of the Company’s Common Stock on the business day before the closing.

     On August 31, 2009, two Directors of the Company, Marvin S. Rosen and Philip D. Turits, converted an aggregate of $400,000 owed to them by the Company and evidenced by three promissory notes dated December 3, 2007, August 18, 2009 and August 25, 2009, into an aggregate of 4,444,446 shares of Common Stock and Warrants to purchase 1,334,670 shares of Common Stock as determined by the closing price of the Common Stock on the business day prior to the closing of this conversion. Each Warrant is exercisable at $0.11 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before conversion.

     On September 4, 2009, the Company entered into a subscription agreement with one (1) accredited investor for the sale of 250,000 shares of Common Stock and five-year Warrants to purchase 75,076 shares of Common Stock, in consideration for $25,000. Each Warrant is exercisable at $0.12 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing.

     On September 10, 2009, the Company entered into a subscription agreement with one (1) accredited investor for the sale of 166,667 shares of Common Stock and five-year Warrants to purchase 50,051 shares of Common Stock, in consideration for $20,000. Each Warrant is exercisable at $0.14 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing.

     On September 11, 2009, West End Special Opportunity Fund II, LP, a shareholder of the Company, converted an aggregate of $2,695,159 of collateralized indebtedness due to them by the Company and evidenced by seventeen (17) promissory notes originally issued October 22, 2008 (further amended October 31, 2008, December 31, 2008 and March 31, 2009), November 17, 2008, December 12, 2008, December 22, 2008, December 24, 2008, January 5, 2009, January 14, 2009, January 30, 2009, February 6, 2009, February 20, 2009, March 13, 2009, March 19, 2009, April 3, 2009, April 8, 2009, April 10, 2009, April 13, 2009 and April 27, 2009,  into an aggregate of 14,973,106 shares of the Company's Common Stock. The conversion price was determined by the market closing price of the Company's stock on the business day prior to conversion.

     On September 14, 2009, the Company entered into a subscription agreement with two (2) accredited investors for the sale of 176,472 shares of Common Stock and five-year Warrants to purchase 52,995 shares of Common Stock, in consideration for an aggregate of $30,000. Each Warrant is exercisable at $0.20 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing.

     On September 15, 2009, the Company commenced a new private placement to raise working capital for the Company’s operations. This private placement provides for the sale of up to $7.0 million of the Company’s Common Stock. Through September 30, 2009, the Company has sold 375,000 shares of Common Stock for which proceeds of approximately $60 thousand were received, net of expenses of approximately $500. In addition, the Company issued five-year Warrants to purchase 75,000 shares of Common Stock at an exercisable price of 120% of the closing price of the Company’s Common Stock the business day before closing.

     On September 16, 2009, two Directors of the Company, Marvin S. Rosen and Philip D. Turits, converted an aggregate of $250,000 of outstanding principal owed to them by the Company as evidenced by ten (10)  promissory notes dated September 2, 2009, August 27, 2009, June 30, 2009, May 22, 2009, May 18, 2009, October 10, 2008, October 3, 2008, September 18, 2008, May 19, 2008 and December 3, 2007 into an aggregate of 2,083,334 shares of Common Stock and Warrants to purchase 416,668 shares of Common Stock. The conversion price was determined by the closing price of the Common Stock on the business day prior to conversion. Each Warrant is exercisable at $0.14 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before conversion.

     The Company uses the proceeds from these transactions primarily for general corporate purposes.

     The Company previously disclosed that it had issued Common Stock for $75,000 to a vendor for the settlement of a debt. Inasmuch as the vendor has failed to preform its obligations under the settlement agreeement, the Company had not yet isued the shares, however,  as of the date of this filing, the Company continues to reserve the shares for issuance in the event that a settlement or other agreement or determination eventually requires the issuance of the shares.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Preferred Stock

    As of September 30, 2009, the Company has authorized 10,000,000 shares of Preferred Stock. As of September 30, 2009 there were 7,995 shares of Preferred Stock (Series A—1 to A—4) issued and outstanding.

Preferred Stock Dividends

    The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of eight percent (8%) per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of September 30, 2009, the Board of Directors has declared no dividends.

9.     Adoption of New Accounting Policies

    In January 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the, "Amendments to the Impairment Guidance”, previously issued on the, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether any other-than-temporary impairment (OTTI) has occurred. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use, instead, the FSP requires that another-than-temporary impairment (OTTI) be recognized as a realized loss through earnings as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of the new guidance did not have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

     In April 2009, the FASB issued new guidance related to, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under previous guidance for, “Business Combinations”. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the new guidance did not have a material impact the Company’s Condensed Consolidated Interim Financial Statements.

     In April 2009, the FASB issued new guidance requiring, “Interim Disclosures about Fair Value of Financial Instruments”. The new guidance requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. Companies should also provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

     In April 2009, the FASB issued new guidance on, "Recognition and Presentation of Other-Than-Temporary Impairments". The new guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing another-than-temporary impairment. Companies must follow the guidelines established by FSP to determine if another-than-temporary impairment of a debt security has occurred. The new guidelines are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the new guidelines did not have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

    In April 2009, the FASB issued new guidance on, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly”, which is effective for the Company for the quarter beginning April 1, 2009. The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased, and provides guidelines determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. FSP 157-4 does not have a material impact on the Company’s condensed consolidated financial statements.

     In May 2009, the FASB issued guidance on, “Subsequent Events”, which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the new guidance during the second quarter of 2009, as required, and evaluated subsequent events through the filing date of this quarterly report.

     In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  The Company adopted this statement on July 1, 2009.

10.     New Accounting Pronouncements

     In June 2009, the FASB issued guidance on, “Accounting for Transfers of Financial Assets – an amendment for which previous guidance was issued on improving the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of the original guidance, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of the transferors. The new guidance must be applied as of January 1, 2010, the beginning of our first annual reporting period after November 15, 2009. Earlier application is prohibited. The new guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective, the concept of a qualifying SPE is no longer relevant for accounting purposes. Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The disclosure provisions of the new guidance should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of the new guidance is not currently expected to have a material effect on our consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

     In June 2009, the FASB issued new guidance that will amend the existing criteria for consolidating variable interest entities (the “VIE”). Te new consolidation criteria will require an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of the VIE and has obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance is effective for the Company beginning in 2010, and is not currently expected to have a material effect on our consolidated financial statements

     In August 2009, the FASB issued update to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

11.     Commitments and Contingencies

Legal Matters

     In July 2009, the Company received a notice of a third-party complaint filed with the SEC regarding the Company’s failure to issue certain stock relating to services that were to have been performed, but those services were not received. The Company has responded to the SEC, advising that the issue is in the nature of a contractual dispute, and requested that the third party be referred to the court system for resolution of its complaint.

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

     On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding entitled “Nonpayment Notice of Petition” in the Civil Court of the State of New York, County of New York (Index No. 084795 09), in which the landlord is seeking a judgment of eviction and damages in the amount of approximately $246,000.  The Company and the landlord have agreed in principle to settle the proceeding under a stipulation of settlement that provides, among other things, that Fusion consent to entry of a judgment for $246,035  and a warrant of eviction; and the parties have agreed that execution on the judgment is to be stayed pending Fusion’s payment of rent for November and December 2009 by the first of each of those months, and its paying the landlord  the $246,035  by December 2, 2009.   The Company has a ten day grace period to cure should the December 2nd payment date not be met. The Company has executed the stipulation of settlement and delivered the signed stipulation to the landlord, however, the landlord has not yet returned a fully signed copy of the stipulation to the Company.  The settlement will not become effective unless and until it is executed by the landlord, however, the landlord has worked with the Company in the past regarding payment issues, and the Company expects their continued cooperation.   In the absence of settlement, the Company is required to respond to the Notice of Petition by November 20,2009.

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

Restricted Cash

     As of September 30, 2009 and December 31, 2008, the Company had approximately $416,566 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits under the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

12.     Segment Information

    The Company reports segment information in accordance with the requirements under U.S. GAAP, which requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

    The Company has two reportable segments that it operates and manages which are organized by products and services. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated Corporate services and other expenses and other adjustments arising during each period. The other adjustments include transactions that the Executive Officers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported based on reporting to the appropriate Chief Operating Decision Maker. The Company’s segments and their principal activities consist of the subtopics noted below:

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

     Operating segment information for the three months ended September 30, 2009 and 2008 is summarized as follows:

Three Months Ended September 30, 2009 (unaudited)

	CARRIER SERVICES		CORPORATE SERVICES AND OTHER		CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$11,548,186		$304,834	$	¯	$11,853,020
Cost of revenues (exclusive of depreciation and amortization)	(10,669,479)		(196,345)		¯	(10,865,824)
Depreciation and amortization	(294,484)		(9,637)		¯	(304,121)
Loss on impairment of long-lived assets	¯		¯		¯	¯
Selling, general, and administrative expenses	(1,587,235)		(692,469)		¯	(2,279,704)
Advertising and marketing	(56)		(3,950)		¯	(4,006)
Other income (expenses)	(74,143)		(33,311)		¯	(107,454)
Total loss from continuing operations	(1,077,211)		(630,878)		¯	(1,708,089)
Loss from discontinued operations	¯		(102,900)		¯	(102,900)
Net loss	$(1,077,211)		$(733,778)	$	¯	$(1,810,989)
Total Assets	$4,760,177		$1,124,961		$864,704	$6,749,842
Capital expenditures	$10,825	$	¯		$9,742	$20,567

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Three Months Ended September 30, 2008 (unaudited)

	CARRIER SERVICES	CORPORATE SERVICES AND OTHER		CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$14,205,082	$96,346	$	¯	$14,301,428
Cost of revenues (exclusive of depreciation and amortization)	(13,356,119)	(58,857)		¯	(13,414,976)
Depreciation and amortization	(444,927)	(9,637)		¯	(454,564)
Loss on impairment of long-lived assets	¯	¯		¯	¯
Selling, general, and administrative	(1,933,729)	(590,963)		¯	(2,524,692)
Advertising and marketing	(5,231)	(8,508)		¯	(13,739)
Other income (expenses)	(67,280)	(30,227)		¯	(97,507)
Total loss from continuing operations	(1,602,204)	(601,846)		¯	(2,204,050)
Loss from discontinued operations	¯	(367,683)		¯	(367,683)
Net loss	$(1,602,204)	$(969,529)	$	¯	$(2,571,733)
Total Assets	$6,666,633	$8,209,387		$473,586	$15,349,606
Capital expenditures	$34,003	$64,428		$13,087	$111,518

     Operating segment information for the nine months ended September 30, 2009 and 2008 is summarized as follows:

Nine Months Ended September 30, 2009 (Unaudited)

	CARRIER SERVICES		CORPORATE SERVICES AND OTHER		CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$28,816,910		$688,172	$	¯	$29,505,082
Cost of revenues (exclusive of depreciation and amortization)	(26,857,032)		(434,823)		¯	(27,291,855)
Depreciation and amortization	(776,309)		(244,227)		¯	(1,020,536)
Loss on impairment of long-lived assets	¯		¯		(243,000)	(243,000)
Selling, general, and administrative	(4,418,333)		(2,573,818)		¯	(6,992,151)
Advertising and marketing	(2,169)		(12,349)		¯	(14,518)
Other income (expenses)	(198,681)		(120,451)		¯	(319,132)
Total loss from continuing operations	(3,435,614)		(2,697,496)		(243,000)	(6,376,110)
Loss from discontinued operations	¯		(1,467,843)		¯	(1,467,843)
Net loss	$(3,435,614)		$(4,165,339)		$(243,000)	$(7,843,953)
Total Assets	$4,760,177		$1,124,961		$864,704	$6,749,842
Capital expenditures	$18,817	$	¯		$18,832	$37,649

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Nine Months Ended September 30, 2008 (Unaudited)

	CARRIER SERVICES	CORPORATE SERVICES AND OTHER		CORPORATE AND UNALLOCATED	CONSOLIDATED
Revenues	$36,460,007	$204,763	$	¯	$36,664,770
Cost of revenues (exclusive of depreciation and amortization)	(34,230,661)	(127,718)		¯	(34,358,378)
Depreciation and amortization	(1,317,762)	(28,911)		¯	(1,346,674)
Loss on impairment of long-lived assets	¯	¯		¯	¯
Selling, general, and administrative	(6,184,498)	(1,981,420)		¯	(8,165,918)
Advertising and marketing	(12,221)	(18,062)		¯	(30,283)
Other income (expenses)	282,405	126,878		¯	409,283
Total loss from continuing operations	(5,002,729)	(1,824,471)		¯	(6,827,200)
Loss from discontinued operations	¯	(1,001,484)		¯	(1,001,484)
Net loss	$(5,002,729)	$(2,825,955)	$	¯	$(7,828,684)
Total Assets	$6,666,633	$8,209,387		$473,586	$15,349,606
Capital expenditures	$56,269	$234,794		$38,421	$329,484

13.     Subsequent Events.

    On October 14, 2009, the Company entered into a subscription agreement with two (2) accredited investor for the sale of 194,445 shares of Common Stock and five-year Warrants to purchase 38,890 shares of Common Stock, in consideration for an aggregate of $35,000. Each Warrant is exercisable at $0.22 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing.

     On October 19, 2009, the Company borrowed $60,000 from Marvin S. Rosen, a Director of the Company. The note (a) is payable on demand in full upon ten days notice of demand from the lender, (b) bears interest on the unpaid principal amount at the rate of 8% per annum and (c) grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.

     On November 9, 2009 and November 10, 2009, the Company borrowed the aggregate of $135,000 from Marvin S. Rosen, a Director of the Company. These notes (a) are payable on demand in full upon ten days notice of demand from the lender, (b) bears interest on the unpaid principal amount at the rate of 3.25% per annum and (c) grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.

     On November 13, 2009, the Company entered into a subscription agreement with one (1) accredited investor who is also a Director, for the sale of 277,778 shares of Common Stock and five-year Warrants to purchase  55,556 shares of Common Stock, in consideration for $50,000. Each Warrant is exercisable at $0.22 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing.

     The Company uses the proceeds from these transactions primarily for general corporate purposes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward—Looking Statements
     The discussion in this quarterly report regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The primary risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in our filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to other factors that are primarily outside our control, including without limitation, disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

     All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and, unless otherwise required under applicable law, we assume no obligation to update any forward-looking statements.

     The following table summarizes our results of operations for the periods indicated:
	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,853,020	$14,301,428	$29,505,082	$36,664,770
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	10,865,824	13,414,976	27,291,855	34,358,378
Depreciation and amortization	304,121	454,564	1,020,536	1,346,674
Loss on impairment of long-lived assets	¯	¯	243,000	¯
Selling, general, and administrative expenses (includes approximately $144,201 and $136,548 for the three months ended September 30, 2009 and September 30, 2008, respectively, and approximately $263,968 and $442,626 for the nine months ended September 30, 2009 and 2008, respectively, non-cash compensation)	2,279,704	2,524,692	6,992,151	8,165,918
Advertising and marketing	4,006	13,739	14,518	30,283
Total operating expenses	13,453,655	16,407,971	35,562,060	43,901,253
Operating loss	(1,600,635)	(2,106,543)	(6,056,978)	(7,236,483)
Other income (expenses):
Interest income	3,447	7,658	4,057	10,174
Interest expense	(112,893)	(134,223)	(328,674)	(204,810)
Gain on settlement of debt	¯	25,000	¯	659,991
Other	1,992	4,059	5,485	(56,071)
Total other income (expenses)	(107,454)	(97,506)	(319,132)	409,283
Income (loss) from continued operations	(1,708,089)	(2,204,050)	(6.376,110)	(6,827,200)
Discontinued operations:
Income (loss) from discontinued operations	(102,900)	(367,683)	(1,467,843)	(1,001,484)
Net loss	$(1,810,989)	$(2,571,733)	$(7,843,953)	$(7,828,683)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months ended September 30		Nine Months ended September 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	91.7%	93.8%	92.5%	93.7%
Depreciation and amortization	2.6%	3.2%	3.5%	3.7%
Loss on impairment of long-lived assets	¯ %	¯ %	0.8%	¯ %
Selling, general, and administrative expenses (includes approximately $144,201 and $136,548 for the three months ended September 30, 2009 and September 30, 2008, respectively, and approximately $263,968 and $442,626 for the nine months ended September 30, 2009 and 2008, respectively, non-cash compensation)	19.2%	17.7%	23.7%	22.3%
Advertising and marketing	¯ %	0.1%	¯ %	0.1%
Total operating expenses	113.5%	114.8%	120.5%	119.8%
Operating loss	(13.5)%	(14.8)%	(20.5)%	(19.8)%
Other income (expenses):
Interest income	¯ %	0.1%	¯ %	¯ %
Interest expense	(1.0)%	(0.9)%	(1.1)%	(0.6)%
Gain on settlement of debt	¯ %	0.2%	¯ %	1.8%
Other	¯ %	¯ %	¯ %	(0.2)%
Total other income (expenses)	(1.0)%	(0.6)%	(1.1)%	1.0%
Income (loss) from continuing operations	(14.5)%	(15.4)%	(21.6)%	(18.8)%
Discontinued operations:
Income (loss) from discontinued operations	(0.9)%	(2.6)%	(5.0)%	(2.7)%
Net loss	(15.4)%	(18.0)%	(26.6)%	(21.5)%

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

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

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues

    Consolidated revenues were $11.8 million during the three months ended September 30, 2009, compared to $14.3 million during the three months ended September 30, 2008, a decrease of $2.5 million or 17.1%. Revenues for Carriers were $11.5 million during the three months ended September 30, 2009, compared to $14.2 million during the three months ended September 30, 2008, a decrease of $2.6 million or 18.7%. This decrease was primarily caused by a decrease in the blended rate per minute and a decrease in the number of minutes.

     Revenues for Corporate Services and Other increased $199 thousand or 170%, to $315 thousand during the three months ended September 30, 2009 from $116 thousand during the three months ended September 30, 2008. The increase was primarily caused by an increase in our retail business due to a larger customer base.

Cost of Revenues

     Consolidated cost of revenues was $10.9 million during the three months ended September 30, 2009, compared to $13.4 million during the three months ended September 30, 2008, a decrease of $2.5 million or 19%. Cost of Revenues for Carriers was $10.6 million during the three months ended September 30, 2009, compared to $13.3 million during the three months ended September 30, 2008. The decrease of $2.7 million or 20.1% was the result of a decrease in the number of minutes consistent with the decrease in revenues.

     Cost of revenues for Corporate Services and Other during the three months ended September 30, 2009 was $196 thousand, compared with $59 thousand during the three months ended September 30, 2008, an increase of $137 thousand or (228.4%). This increase is primarily due to an increase in our retail business, as we had a larger customer base during the second quarter of 2009 compared to the same period of 2008.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Operating Expenses

Depreciation and Amortization

    Depreciation and amortization decreased $150 thousand or 33.1% to $304 thousand during the three months ended September 30, 2009, from $454 thousand during the three months ended September 30, 2008. The depreciation expense decreased as more assets were fully depreciated than were placed into service during the first nine months of 2009 compared to the same period of 2008.

Selling, General and Administrative

     Selling, general, and administrative expenses decreased $245 thousand or 9.7% during the three months ended September 30, 2009. This decrease is primarily attributable to a further reduction in personnel, and decreases in the areas of salaries, communication, occupancy, consulting and travel and entertainment as the Company completed its exit from the Consumer business and continued to focus on cost containment.

Operating Loss

    Operating Loss decreased $0.5 million or 24% to a loss of ($1.6 million) during the three months ended September 30, 2009, from a loss of ($2.1 million) during the three months ended September 30, 2008. The decrease in operating loss was primarily attributable to the Company’s completion of its exit from the Consumer business, as well as its continued focus on cost reduction.

Loss from Discontinued Operations

    Loss from discontinued operations decreased by approximately $265 thousand, or 72% to ($102 thousand) during the three months ended September 30, 2009, from ($367 thousand) during the three months ended September 30, 2008. The main factor contributing to this decrease is that there were no costs associated with our former Dubai subsidiary in the third quarter of 2009.

Net Loss

    Net loss decreased $0.7 million, or 29.6% to ($1.8 million) during the three months ended September 30, 2009, from ($2.5 million) during the three months ended September 30, 2008. The main factors contributing to this decrease were decreased operating expenses, and the reduction of losses attributable to discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues

    Consolidated revenues were $29.5 million during the nine months ended September 30, 2009, compared to $36.6 million during the nine months ended September 30, 2008, a decrease of $7.1 million or 19.5%. Revenues for Carriers were $28.7 million during the nine months ended September 30, 2009, compared to $36.3 million during the nine months ended September 30, 2008, a decrease of $7.6 million or 20.9%. The decrease was primarily caused by a decrease in the blended rate per minute and a decrease in the number of minutes

     Revenues for Voice to Corporations and Other increased $0.4 million or 171.5%, to $733 thousand during the nine months ended September 30, 2009 from $270 thousand during the nine months ended September 30, 2008. The increase was primarily caused by an increase in our retail business due to a larger customer base.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Cost of Revenues

    Consolidated cost of revenues was $27.3 million during the nine months ended September 30, 2009, compared to $34.3 million during the nine months ended September 30, 2008, a decrease of $7.0 million or 20.6%. Cost of Revenues for Carriers was $26.8 million during the nine months ended September 30, 2009, compared to $34.2 million during the nine months ended September 30, 2008. The decrease of $7.4 million or 21.5% was the result of a decrease in the number of minutes consistent with the decrease in revenues.

     Cost of revenues for VoIP to Corporations and Other during the nine months ended September 30, 2009 was $442 thousand, compared with $137 thousand during the nine months ended September 30, 2008, an increase of $305 thousand or 221.8%. This increase is primarily due to an increase in our retail business, as we had to support a larger customer base during the third quarter of 2009 compared to the same period of 2008.

Operating Expenses

Depreciation and Amortization

    Depreciation and amortization decreased $0.3 million or 24.2 % to $1.0 million during the nine months ended September 30, 2009, from $1.3 million during the nine months ended September 30, 2008. The depreciation expense decreased as more assets were fully depreciated than were placed into service during the first nine months of 2009 compared to the same period of 2008.

Selling, General and Administrative

    Selling, general, and administrative expenses decreased $1.2 million or 14.4% during the nine months ended September 30, 2009. This decrease is primarily attributable to a further reduction in personnel, and decreases in the areas of salaries, communication, occupancy, consulting and travel and entertainment as the Company completed its exit from the Consumer business and continued to focus on cost containment.

Operating Loss

    Operating Loss decreased $1.2 million or 16.3% to a loss of ($6.0 million) during the nine months ended September 30, 2009, from a loss of ($7.2 million) during the nine months ended September 30, 2008. The decrease in operating loss was primarily attributable to the completion of the Company’s exit from the Consumer business, as well as its continued focus on cost reduction.

Other Income (Expense)

    Total other income (expense) changed by $0.7 million from income of $0.4 million during the nine months ended September 30, 2008 to expense of ($0.3 million) for the nine months ended September 30, 2009. The primary reason for this change was due to a gain of $0.6 million associated with the extinguishment of debt with a foreign vendor during the quarter ended March 31, 2008, which did not recur in 2009. In addition, during the nine months ended September 30, 2009, interest expense increased over the same period of the prior year due to increased loans outstanding.

Loss from Discontinued Operations

    Loss from discontinued operations increased by approximately $0.4 million or 46.6% to ($1.4 million) during the nine months ended September 30, 2009, from ($ 1.0 million) during the nine months ended September 30, 2008. The main factors contributing to this increase were the write-off of assets associated with the discontinued operations of the Consumer segment and the results associated with our Dubai subsidiary.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Net Loss

    Net loss increased $15 thousand, or 0.2% to ($7.843 million) during the nine months ended September 30, 2009, from ($7.828 million) during the nine months ended September 30, 2008. The main factors contributing to this decrease were decreased gross margin, increased interest expenses, and the loss in discontinued operations experienced during the first half of 2009. In addition, during the first quarter of 2008, the Company recorded a gain associated with the settlement of a debt that did not recur in 2009.

Liquidity and Capital Resources

    Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flow from operations. As of September 30, 2009, we had Stockholders’ deficit of approximately ($6.5 million) as compared to ($4.8 million) at December 31, 2008, and a working capital deficit of approximately ($9.2 million) as compared to ($8.6 million) at December 31, 2008. During the nine months ended September 30, 2009, we raised approximately $2.5 million from the sale of its securities through private placement financing (See Note 8 to the Condensed Consolidated Interim Financial Statements contained in this quarterly report on Form 10-Q). The Company uses the proceeds from these transactions primarily for general corporate purposes.. We may seek further financing through the sale of debt or equity securities, although we have no commitments from any prospective purchaser of our securities.

     Below is a summary of our cash flow for the periods indicated. These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

     A summary of our cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash from continuing operations:
Cash used in operating activities	$(5,245,858)	$(2,813,759)
Cash provided by (used in) investing activities	(32,801)	(321,730)
Cash provided by financing activities	5,041,078	3,381,798
Increase(decrease) in cash and cash equivalents from continuing operations	(237,581)	246,309
Cash from discontinued operations:
Cash provided by operating activities of discontinued operations	186,398	84,249
Cash provided by investing activities from discontinued operations	¯	22,410
Net increase in cash and cash equivalents from discontinued operations	186,398	106,659
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations	(51,183)	352,968
Cash and cash equivalents, beginning of period	427,433	70,883
Cash and cash equivalents, end of period	$376,250	$423,851

Sources of Liquidity

    As of September 30, 2009, we had cash and cash equivalents of approximately $376 thousand, and Accounts Receivable of approximately $2.3 million. In addition, as of September 30, 2009 we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

     From our inception through September 30, 2009, we financed our operations from operating revenues and cash provided from financing activities. These activities provided net proceeds of approximately $23.3 million from our initial public offering (IPO), the private placement of approximately $66.7 million of equity securities, $1.6 million from the exercise of Stock Options and Warrants, and $28.6 million from loans evidenced by the issuance of promissory notes. In addition, since inception we have financed the acquisition of $8.2million of fixed assets through capital leases.

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

     Our cash capital expenditures were approximately $38 thousand and $329 thousand for the nine months ended September 30, 2009 and 2008, respectively. We expect our cash capital expenditures to be approximately $50 thousand for the next three months ending December 31, 2009. The 2009 estimated capital expenditures primarily consist of additional wholesale, corporate services and other infrastructure development.

     Cash used in operations was approximately $5.2 million and $2.8 million during the nine months ended September 30, 2009 and 2008, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements As we focus in our corporate and carrier sales, we expect our net cash used in operating activities to improve during future periods.

     In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances, we may be required to secure letters of credit or bonds to do so.

Debt Service Requirements

    At September 30, 2009, we had approximately $2.6 million of current and long-term debt. This balance relates to notes payable and our capital leases. Of this amount, the portion of debt collateralized by a security interest in accounts receivable is $2.5 million.

Capital Instruments

    In January 2009, the Company entered into subscription agreements with ten (10) accredited investors, including two (2) Directors, Marvin S. Rosen and Philip D. Turits for the sale of an aggregate 2,106,213 shares of Common Stock and five–year Warrants to purchase 842,491 shares of Common Stock, in consideration for an aggregate of $0.4 million. The Warrants are exercisable at prices that range from $0.20 to $0.22 per share, which is equal to the respective closing price of the Company’s Common Stock on the business day before each closing. Following these transactions, the private placement commenced in July 2008 was closed.

     In February 2009, the Company commenced a new private placement to raise working capital for the Company’s operations. This private placement provides for the sale of up to $6.0 million of the Company’s Common Stock and Warrants. As of September 30, 2009, the Company has sold 16,777,584 shares of Common Stock for which proceeds of approximately $2.1 million were received, net of expenses of approximately $6 thousand. In addition, the Company issued five-year Warrants to purchase 5,248,969 shares of Common Stock at an exercise price of 120% of the closing price of the Company’s Common Stock the business day before closing. Following these transactions, the private placement entered into in February of 2009 was closed.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

     In September 2009, the Company commenced a new private placement to raise working capital for the Company’s operations. This private placement provides for the sale of up to $7.0 million of the Company’s Common Stock. Through September 2009, the Company has sold 375,000 shares of Common Stock for which proceeds of approximately $60 thousand were received, net of expenses of approximately $500. In addition, the Company issued five-year Warrants to purchase 75,000 shares of Common Stock at an exercisable price of 120% of the closing price of the Company’s Common Stock the business day before closing.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

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

Income Taxes

    The Company accounts for income taxes in accordance with the requirements under U.S. GAAP which 109 requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our Condensed Consolidated Interim Financial Statements. Deferred tax liabilities and assets are determined based on the temporary differences between the Condensed Consolidated Interim Financial Statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

Recently Issued Accounting Pronouncements

    In April 2009, the FASB issued revised guidance related to the, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under the previously provided guidance on, “Business Combinations”. Under the revised guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the revised guidance did not to have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

     In April 2009, the FASB issued new guidance related to the, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. Companies should also provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the impact that the adoption of the new guidance, if any, will have on its Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

    In April 2009, the FASB issued guidance related to the, "Recognition and Presentation of Other-Than-Temporary Impairments", which along with FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing another-than-temporary impairment. Companies must follow the guidelines established by FSP to determine if another-than-temporary impairment of a debt security has occurred. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the impact that the adoption of the guidance, if any, will have on its Condensed Consolidated Interim Financial Statements.

     In April 2009, the FASB issued guidance related to the, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which provides guidance as to, how to determine fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what previously issued guidance had provided as to the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, the guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The guidance became effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company is evaluating the impact that the adoption of the guidance, if any, will have on its Condensed Consolidated Interim Financial Statements.

     In May 2009, the FASB issued guidance related to the, “Subsequent Events”, which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this guidance identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the guidance during the second quarter of 2009, as required, and evaluated subsequent events through the filing date of this quarterly report.

     In June 2009, the FASB issued guidance related to improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of previously issued guidance related to the, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of the transferors. This new guidance must be applied as of January 1, 2010, the beginning of our first annual reporting period after November 15, 2009. Earlier application of this guidance is prohibited and must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective, the concept of a qualifying SPE is no longer relevant for accounting purposes. Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The disclosure provisions of the guidance should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of the new guidance is not currently expected to have a material effect on our financial statements.

     In June 2009, the FASB, issued revised guidance related to the previously amended guidance, which improves financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of the guidance, “Consolidation of Variable Interest Entities”, as a result of eliminating the qualifying special-purpose entity (“SPE”) concept in FAS the guidance related to, “Accounting for Transfers of Financial Assets”, an amendment to previously issued guidance, and (2) constituent concerns about the application of certain key provisions of that guidance, including those in which the accounting and The revised guidance shall be effective as of January 1, 2010, our first annual reporting period beginning after November 15, 2009. Earlier application is prohibited. The adoption of the revised guidance is not currently expected to have a material effect on our financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

    In June 2009, the FASB, issued replacement guidance related to the, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles”, which confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

     In January 2009, the FASB issued guidance related to the, "Amendments to the Impairment Guidance of EITF Issue No. 99-20", the guidance amends the impairment guidance in the issued guidance on, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether any other-than-temporary impairment (OTTI) has occurred. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use, instead, the FSP requires that another-than-temporary impairment (OTTI) be recognized as a realized loss through earnings as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of the guidance did not to have a material impact on the Company’s Condensed Consolidated Interim Financial Statements.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

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

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

     There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

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

     On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding entitled “Nonpayment Notice of Petition” in the Civil Court of the State of New York, County of New York (Index No. 084795 09), in which the landlord is seeking a judgment of eviction and damages in the amount of approximately $246,000.  The Company and the landlord have agreed in principle to settle the proceeding under a stipulation of settlement that provides, among other things, that Fusion consent to entry of a judgment for $246,035  and a warrant of eviction; and the parties have agreed that execution on the judgment is to be stayed pending Fusion’s payment of rent for November and December 2009 by the first of each of those months, and its paying the landlord  the $246,035  by December 2, 2009.   The Company has a ten day grace period to cure should the December 2nd payment date not be met. The Company has executed the stipulation of settlement and delivered the signed stipulation to the landlord, however, the landlord has not yet returned a fully signed copy of the stipulation to the Company.  The settlement will not become effective unless and until it is executed by the landlord, however, the landlord has worked with the Company in the past regarding payment issues, and the Company expects their continued cooperation.   In the absence of settlement, the Company is required to respond to the Notice of Petition by November 20,2009.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

    There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. At September 30, 2009, we had a working capital deficit of approximately ($9.2) million and Stockholders’ deficit of approximately ($6.4) million. We have continued to sustain losses from operations and for the years ended December 31, 2008, 2007, and 2006; we have incurred a net loss applicable to Common Stockholders of approximately $16.2 million, $13.2 million, and $13.6 million, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2008, 2007, and 2006. We may not be able to generate future profits and may not be able to support our operations, or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

We may be impacted by recent litigation regarding patent infringement to which we were not a party.

    On March 8, 2007, a jury in the U.S. District Court for the Eastern District of Virginia ruled that Vonage Holdings had infringed on three patents held by Verizon Communications, and ordered Vonage to pay Verizon $58 million plus possible future royalties. The patents related in part to technologies used to connect Internet telephone use to the traditional telephone network. Vonage appealed the decision. At this point, Vonage has lost that appeal. However, it is unclear what may be the future impact, if any, to other VoIP service providers, including us. If we were restricted from using certain VoIP technologies, it could increase our cost of service or preclude us from offering certain current or future services.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

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

Because we do business on an international level, we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

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

Risks Related to Our Common Stock

Voting Control by Principal Stockholders

    As of October 15, 2009, our Executive Officers and Directors collectively controlled approximately 26.6% of our outstanding common stock and are, therefore, able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

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

Going Concern

    At September 30, 2009, the Company had a working capital deficit of approximately ($9.2) million and an accumulated deficit of approximately ($137.5) million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the nine months ended September 30, 2009, the Company raised approximately    $2.5 million net of expenses from sale of its securities through private placement. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the Condensed Consolidated Interim Financial Statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

Other Risks

    Other risks are identified from time-to-time in our filings with the SEC, including but not limited to in our Annual Report on Form 10-K for the year ended December 31, 2008

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

    (a) Unregistered Sales of Securities

           From May 5, 2009 through June 29, 2009, the Company entered into subscription agreements with various accredited investors, including three (3) Directors of the Company, Marvin S. Rosen, Philip D. Turits, and E. Alan Brumberger, for the sale of an aggregate 6,327,069 shares of Common Stock, for an aggregate consideration of $823 thousand. In addition, the Company issued five-year Warrants to purchase 1,900,030 shares of Common Stock at exercise prices equal to 120% of the closing price of the Company’s Common Stock the business day before the respective closing.

     (b) Use of Proceeds

          The proceeds of the offering(s) are or will be used primarily for general corporate purposes.

Item 3.     Defaults Upon Senior Securities.

    None

Item 4.     Submissions of Matters to a Vote of Security Holders.

     None

Item 5.     Other Information.

     The Company previously disclosed that it had issued Common Stock for $75,000 to a vendor for the settlement of a debt. Inasmuch as the vendor has failed to preform its obligations under the settlement agreeement, the Company had not yet isued the shares, however,  as of the date of this filing, the Company continues to reserve the shares for issuance in the event that a settlement or other agreement or determination eventually requires the issuance of the shares.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC .
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
November 16, 2009	Chief Executive Officer

BY: /s/ BARBARA HUGHES
Barbara Hughes
November 16, 2009	Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBDIARIES

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.