Form 10-K
period 2009-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2010-03-25
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 –K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____ to______

Commission File Number 001-32421

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)

Delaware	58-2342021
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1718, New York, New York	10170
(Address of Principal Executive Offices)	(Zip Code)

(212) 201-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐  No  ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filler ☐	Accelerated filer ☐
Non-accelerated filler ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes |☐| No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by the OTC Bulletin Board TM (the “OTCBB™”) on June 30, 2009 of $0.13 per share, was $5,416,669. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the registrant and persons owning 5% or more of the registrant’s common stock have been excluded, in that such persons may be deemed to be affiliates of the registrant. Such exclusion should not be deemed a determination or admission by the registrant that such individuals or entities are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 12, 2009, is as follows:

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	99,391,904

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to 424(b) or (c) under the Securities Act of 1933.

NONE

PART 1

PART I

Item 1.    Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A (T). Controls and Procedure

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships, Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

PART 1

Item 1. Business.

Overview

Fusion Telecommunications International, Inc. (the terms “Company,” “us,” and/or “we” and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) is a provider of IP-based digital voice and data communications services to carriers and corporations worldwide. The Company’s strategy is to continue to grow its existing carrier business segment, while accelerating the growth of its corporate business segment, to ensure that an increasing portion of total revenues are derived from this higher margin and more stable business segment.

The Company’s services include Hosted IP-PBX; SIP Trunking; local, long distance, and international Voice over Internet Protocol (VoIP) services; broadband Internet access; private line circuits; virtual private network (VPN) services; audio and web conference calling; fax services and a variety of other enhanced communications services and features. The majority of the Company’s voice services utilize state-of-the-art Voice over Internet Protocol (VoIP) technology rather than traditional circuit-switched technology. This choice of technology allows us to deliver voice, data, and Internet access services over a single facility, while providing service quality and reliability comparable to that of the historical circuit-switched service providers.

In the past, we have also marketed the Company’s services to consumers. However, during 2009 the decision was made to exit the consumer business segment as part of a restructuring designed to decrease the Company’s operating costs, enhance overall efficiency, and increase focus on the more stable and profitable corporate segment. As a result of this restructuring, we believe that the Company will be better able to increase the percentage of total revenues derived from the Company’s higher margin corporate business segment.

Our carrier services are sold to other communications carriers throughout the world, including U.S. based carriers wishing to terminate the transmission of telephone services to international destinations, as well as foreign carriers wishing to terminate traffic in the U.S. and throughout the world. We also purchase domestic and international termination services from carriers. The Company currently has over 250 carrier customers and vendors. Our corporate services are sold to small, medium, and large businesses, located within the United States, but we also have the ability to support their international needs. These predominantly IP-based services are designed to meet the communications needs of growing businesses, while adding valuable new features and maximizing the price-performance ratio. We currently serve corporate users in 24 states.

During the past several years, the migration to VoIP services has accelerated. In fact, a recent study by Booz Allen Hamilton predicted that the volume of VoIP voice traffic would exceed the volume of traditional circuit-switched voice traffic in 2010. At the same time, Internet access throughout the world is expanding at double-digit and even triple-digit growth rates. The carrier services market also rapidly is moving to VoIP, and today approximately 60% of all carrier traffic is carried via the Internet. Although there are widely varying estimates of the size of the total market for corporate VoIP services, consensus estimates project the market at over $25 billion for 2010.

In addition to our strong position in the carrier market, we believe that Fusion is well positioned to capitalize on the rapid growth of the corporate VoIP market. We believe that the global networking infrastructure available from the Company’s carrier operations, coupled with the Company’s ability to leverage its relationships with over 250 global carriers, provides us with a significant competitive advantage in this market and we believe that the experience of our sales, operations, and management personnel provide the skills and relationships we need to execute our strategy and grow this important segment of the Company’s business.

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

We are currently seeking to aggressively expand our corporate business segment by continuing to market to small, medium, and large business customers. These corporate services are marketed via both direct sales and partner sales distribution channels. In general, the direct sales organization targets medium and large enterprise customers, while the partner sales organization targets small to medium businesses.

The Company is consciously seeking to increase the percentage of total revenue derived from corporate services, as these services have gross margins which typically average 30% - 60% as compared to carrier services, which typically average 7% to 10%.

Corporate Services

Fusion offers a full suite of advanced corporate communications solutions, designed to provide significant benefits to small, medium, and large businesses with single or multiple locations worldwide. Our solutions provide all required hardware as well as the services themselves, thus providing the customer with everything needed to implement a complete service solution.

Our corporate services minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network, provide compelling features when compared to traditional analog telephone service, offer high digital quality, and reduce the overall cost of communications. On average, we believe that our corporate services save the customer approximately 20%, when compared to that customer’s previous services. Fusion’s IP-based corporate solutions also prioritize voice traffic over data traffic to ensure that a customer always has adequate Internet bandwidth to experience premium voice quality.

Fusion’s growing suite of corporate services includes:

Hosted IP-PBX – Fusion’s Hosted IP-PBX service allows a company to completely replace its legacy office telephone system with a state-of-the-art digital telephone system. Our feature-rich, “hosted” solution eliminates the need to own and operate a costly, complex telephone system – often reducing upfront capital costs by 50% –, and fully eliminates the cost of calls between corporate locations. This service is ideal for companies with multiple offices or highly mobile workforces, and for companies that are opening a new office or need to expand or replace existing telephone systems. Full integration with Microsoft Outlook® provides a simple method to place calls by clicking on an Outlook® contact, while voicemails are delivered as emails with an attached voice message that can be played on virtually any computer or handheld wireless device. All corporate service options can be configured by the user in real time using a personal user portal, eliminating the labor costs associated with the continuing reconfiguration of legacy telephone systems.

IP Connect – IP Connect allows a company to retain and use its existing legacy telephone system, while relying on Fusion’s IP-based network to provide its local network access and domestic and international long distance service. IP Connect customers save on their local, long distance, and international call charges, and gain the many advantages of Internet telephony. They also eliminate the cost of interoffice calling, and combine their voice and data traffic onto a single broadband access facility for further cost savings – all without having to write off their existing technology investment.

IP Call Termination – IP Call Termination allows a company to retain and use its existing legacy telephone systems, as well as its existing local network access, while leveraging Fusion’s global network to obtain the highest quality, lowest cost domestic and international long distance service. This is a service that would typically be used by major corporations with significant domestic and/or international calling.

PRI Service – A single PRI connection provides up to 24 voice lines that deliver high  quality service at low cost. Fusion’s PRI Service allows for multiple trunk groups and offers a wide range of outbound, inbound and two-way calling options, including local, regional, long distance, international and toll free services.  Fusion's customers can choose the plan that best suits their  specific calling patterns and needs: measured, usage-based service, flat-rated local service, or a bundled package of local, regional and long distance.

Internet Access – Fusion offers reliable, secure and cost-effective broadband Internet Access to all users. Fiber optics, broadband over copper, and other technologies, allow us to provide Internet access at bandwidth levels ranging from T-1 (1.5 Mbps) to DS-3 (45 Mbps) and higher. Utilizing our ability to route both voice and data over the same facility, and using our Quality of Service (QoS) routers to always ensure adequate bandwidth for the highest quality voice traffic, we also maximize the efficiency of the access purchased. Our strong relationships with carriers throughout the world let us provide Internet access on a global basis.

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

Fusion Fax – Fusion’s desktop fax solution allows companies to electronically send, receive, store, and print faxes using their existing email and Internet infrastructure. This advanced fax solution requires no application-specific hardware or software, and employs the latest in security capabilities. Additionally, each user account can be personally controlled through a secure web interface that controls user preferences, cover sheet design, and delivery reporting options.

Private Line Networks – Leveraging our own network, as well as our relationships with carriers throughout the world, we offer corporate users a full range of private line services between both domestic and international locations. Services can be engineered to both U.S. (T-1) and international (E-1) standards, are available at all bandwidth levels, and can be provisioned using traditional fiber optic or satellite facilities as well as packet-based technologies. Services include traditional point-to-point networks, as well as Multi-Protocol Label Switching (MPLS) networks and Virtual Private Networks (VPN).

Co-Location Services – Fusion offers its corporate customers the opportunity to locate their communications or data equipment in its secure, co-location facility. This facility offers full environmental controls, battery and generator back-up power (AC and DC), 24x7 key-card access, round-the-clock security and alarm monitoring, and a wide range of technical support services that can be provided by our on-site technical support personnel.

We combine services as necessary to create the precise communications package required by each customer. For example, we may use IP Connect service at a customer’s headquarters location that already has a significant investment in telecommunications hardware, yet utilize a Hosted IP-PBX solution at a new branch office location being established. Each customer is different, and we believe that our ability to uniquely tailor services to the individual customer’s requirements is a major part of what differentiates Fusion from the competition.

Our corporate services generally offer several different calling packages, designed to meet the needs of different users. Base level plans offer a nominal monthly recurring charge (MRC) for the basic service package. Additional charges, such as local, long distance, or international calling, are charged at per minute rates. Other packages with a higher MRC may include a specific number of minutes of local or long distance calling or even unlimited local or long distance calling. Optional, value-added features for our basic services are available for an incremental MRC appropriate for the service. Internet access services and/or private line services are charged on the basis of a fixed MRC for the service provided, and are generally based on the bandwidth utilized, and the endpoints of the circuit.

We have contracts with all of our corporate customers. The Company’s contracts are typically for a one-year, two-year, or three-year terms, and have early cancellation penalties. As the majority of our contracts are for a three-year term, the current average term of all contracts is approximately 2.7 years.

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

Direct Termination –Traffic routed via direct termination will travel directly from Fusion’s international gateway switch to the facilities of an interconnecting carrier in the destination country. We enter into “interconnection agreements” with such carriers, typically the dominant or secondary carrier in the applicable market. The Company’s interconnection with the distant carrier is usually via VoIP, but may in some cases utilize leased fiber optic or satellite transmission facilities. Our direct termination agreements allow us to terminate voice traffic into that country and, in most cases, receive traffic from that country. The interconnection agreement provides for a “direct” relationship between Fusion and the interconnecting carrier and provides the maximum level of control over route quality, capacity, and cost.

Indirect Termination – Traffic routed via indirect termination will also travel from Fusion’s international gateway switch to the facilities of a carrier in the destination country. However, when utilizing indirect termination, we are sharing the interconnection arrangement and facilities with another carrier. The Company has dedicated capacity on the route, and significant control over quality and capacity, but does not bear the sole cost burden of the route or the sole responsibility of maximizing utilization of the route.

Transit Termination – Traffic routed via transit termination will travel from Fusion’s international gateway switch via another carrier’s switch and their international routes to the destination country. We often use multiple transit termination routes in order to obtain the best possible levels of quality and capacity for the termination of our carrier customers’ voice traffic.

All voice termination services utilize our proprietary least cost routing (LCR) technology and systems, to insure termination to the final destination at the lowest possible cost, thus maximizing the Company’s profit on that traffic. Using LCR technology, we will often “blend” routes to provide our customers with the optimal mix of price and quality, or to meet unique customer requirements for the termination of voice traffic to specific countries.

We also utilize the termination capacity obtained through our interconnection agreements and other methods of termination to carry corporate traffic. As we continue to execute our strategy for the growth of our corporate business segment, we expect to use an increasing percentage of our termination capacity for our higher margin corporate traffic.

We procure required Internet access and private line circuits from our global network of carriers. We also leverage our relationship with these carriers in order to provide the high quality, low cost Internet access, and private line services necessary to meet the international communications requirements of our corporate customers.

In addition to our carrier voice termination services, we provide co-location services to other communications service providers, enabling them to co-locate their equipment within our switching facility or lease a portion of our equipment located at that site. We also provide a variety of equipment maintenance and other technical services to our co-location customers. We frequently provide voice termination services or other services to the carriers that co-locate with us.

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

For the years ended December 31, 2009, and 2008, our four (4) largest customers represented the following percentages of our revenue in each year respectively, IDT 11.2% and 14.2%, Qwest 16.0% and 34.6%, VCG Telecom 14.4% and 5.1%, MCI Communications d/b/a Verizon, 15.8% and 10.8%.

Strategy

Our overall business strategy is to continue to grow our existing carrier business, while accelerating the growth of our corporate business to ensure that an increasing portion of our revenues are derived from this higher margin and more stable business segment.

Corporate Segment

In our corporate segment, we are focusing on generating the rapid growth necessary to make the revenues and margin from this segment a more significant portion of total Company revenues and margin. Specifically, we will focus on the following strategies:

•

Expand the Direct Sales Effort – We will continue to expand the direct sales effort that we launched during 2009. We currently have direct sales personnel based in our New York headquarters and our South Florida office. In the future, we intend to expand our direct sales effort to include other major metropolitan areas within the United States.

•	Focus on Direct Sales to Large Enterprises – In the current economy, large enterprises are particularly focused on saving costs wherever possible. This provides us with an excellent entry to some very large potential customers that previously may have been difficult to approach. We are leveraging this unique opportunity, as well the extensive contacts of our officers, directors, and advisors, to meet with such large enterprise customers in order to drive the sale of our high-volume international call termination services and global Internet access and private line networking services.
•

Increase the Number of Partners – We continue to seek new sales “partners” to assist in the indirect sale of our services to small and medium businesses, and to target customers in markets where we do not currently have a direct sales presence. In particular, we are looking to attract partners that have an existing base of voice and/or data customers, partners with a significant direct sales effort and/or a network of sub-agents that can sell our products and services, and partners looking to add VoIP services to their existing product portfolio.

•	Increase Partner Productivity – We are working to increase the average productivity of our partners with additional training on our products and services, targeted promotions, and closer management and support. We are also seeking to add partners that have more direct control over the sale of services, including hospitality management companies, franchise companies, and other similar entities.
•	Increase Average Revenue per Account – We are seeking to increase the average revenue per account for both new and existing customers. We are focusing on the sale of add-on or enhanced services, including auto-attendant service, call center features, audio and web conferencing, and fax services. We are also working to increase the percentage of customers that order their broadband Internet connection from us.
•	Introduce New Products and Services – We intend to continue to attract new customers and drive increased revenue through the introduction of new products and services, as well as innovative and competitive new service packages.

Carrier Segment

In growing our carrier segment, we intend to focus on both the revenue growth and the margin growth of this segment. In particular, we will focus on the following:

•

Expand Direct Termination Agreements – We will seek to expand the number of international carriers with whom we interconnect on a direct basis. As we continue to grow our base of carrier business, such direct interconnections will provide the best possible levels of quality and capacity, and will maximize the revenue and margins attributable to the international traffic we terminate.

•	Increase Business with Existing Carrier Customers – We will seek to strengthen our relationships with existing major customers, and to maximize the traffic received from and sent to them. We believe expanding existing relationships is the best way to quickly increase revenue, and that expanding volume generally leads to more attractive pricing and margins.
•	Increase Sales to Non-Traditional Carriers – We will seek to expand our sales to non-traditional carriers, including cable television providers, Internet search engine companies, and large IP telephone companies. We believe the revenues streams from such entities will be more predictable and will offer better margins than the revenues from traditional domestic and international carriers.
•	Focus on Back-Office Automation – We will continue to automate functions that will allow us to reduce headcount or costs, thereby improving margins, and to respond more quickly to the needs of our carrier customers. In this area, we anticipate continued improvements in areas such as routing, code management, traffic monitoring and alarms, capacity management, provisioning, circuit testing, and billing.

Strengths

In executing our strategy, we believe that we will benefit from the following strengths:

•

Global Network Infrastructure – Our IP-based network, coupled with our interconnection to over 250 major carriers, provides the connectivity we need to service the global requirements of our corporate and carrier customers. Moreover, we are able to leverage our extensive carrier relationships in order to provide Internet access, private lines circuits, and other services to our corporate users worldwide.

•	Flexible, Reliable, and Scalable Service Platforms – Our integrated IP service platforms allow for the rapid introduction and deployment of new services, features, and functionality for our carrier and corporate users. Their redundant network elements and reliable off-the-shelf hardware allow for high quality and high service reliability and, the diversified architecture allows for scalability as well as additional network reliability

•	Management, Directors, and Advisors – Our executive management team has over 100 years of industry experience, and all of our senior executives have experience working in major telecommunications enterprises as well as entrepreneurial ventures. Our active Board of Directors and Board of Advisors include recognized leaders in business, government, finance, real estate, education, and law.

•	Balanced Strategy – We believe our strategy of balancing the traffic volumes, network efficiencies, interconnection agreements, and network infrastructure of our carrier business segment with the stability and higher margins of our corporate business segment will allow us to leverage the strengths of each business segment to further the growth of the other and thus accelerate our path to profitability.

•	Systems and Processes – Our focused and systematic approach to sales, provisioning, installation, and customer service, coupled with our expanding use of automated systems, will allow us to quickly and accurately grow our base of corporate and carrier customers, be fully responsive to the ongoing needs of those customers, and maintain the lowest possible operating costs for the Company.

Sales and Marketing

We market our IP-based services, as well as our broad range of other communications services, to carriers and corporations. Our day-to-day sales and marketing efforts employ direct sales and partner sales channels, as well as referrals and strategic relationships.

Direct Sales

Our carrier services are generally sold through direct sales channels. Our U.S.-based carrier sales and international business development personnel are responsible for selling to and buying from our carrier partners. Our corporate services are also sold through direct sales channels. We currently have corporate sales personnel based at our New York headquarters and at our Ft. Lauderdale office.

Our direct sales personnel are experienced professionals, who generally come to us with 10+ years of sales and telecommunications experience. Most have worked for large established companies, as well as smaller entrepreneurial companies. Ongoing training on our products and services, telecommunications technology, and sales techniques are a part of each direct sales person’s weekly routine.

Our direct sales personnel are compensated on a combination of base salary and incentive compensation, with the latter being based directly on revenue and margin generated. Each sales person has established monthly objectives, and is held directly accountable for the achievement of those objectives.

Partner Sales

Our corporate services are also sold through independent, third-party sales agents or “partners,” who leverage their existing business relationships to sell our services. Our partners are compensated solely on a commission-based structure. We typically control the product, pricing, branding, technical support, billing, and collections. Our partners include interconnect companies, data service companies, value added resellers, network and IT consultants, and LAN/WAN integrators, as well as companies dedicated to the sale of IP-based communications services. In addition to local distribution and support, our partners sometimes assist in the installation of our services. As of December 31, 2009, we were represented by 53 partners located in 20 states.

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

The provisioning process turns a customer order into the necessary equipment and systems programming to properly deliver the specific services that were ordered. In the case of the Company’s corporate services, this means verifying all order information; conducting a site survey of the customer’s location(s) and current equipment; building the proper customer profiles within our service platforms; ordering and shipping required telephones, routers, and other equipment; and setting up the necessary customer records in our billing system. For Internet access or private line circuits, provisioning may include engineering the circuit design and ordering required transmission facilities from the local telephone company or an interexchange carrier. In each case, we coordinate the efforts of our centralized provisioning organization and our provisioning systems to ensure that the process occurs in the minimum possible time, and that everything is tested and ready to meet the customer’s scheduled installation date.

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

We believe that training the customer to take full advantage of the features and functionality of the Company’s corporate VoIP services is a critical component of the service delivery process. Thus, immediately after installation, we complete an in-depth training session with the customer – either in person or via web conferencing. During this training session, we train the customer’s employees on the use of their services and features, and train the customer’s service administrator on the technical details required for the ongoing administration of the service. We also provide the customer with manuals covering the set-up and operation of the phones, voice mail, user portals, etc.

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

Customer service representatives are available to our customers on a 24 x 7 basis. Corporate customers will initially contact our retail customer service center, where billing questions and most general service questions are quickly answered. Where technical questions or service related issues require further assistance, the customer will be transferred to the Company’s network operations center (NOC) for the necessary technical support. Our generally more sophisticated carrier customers will initially contact our NOC for assistance. The NOC continuously tracks real-time performance of the Company’s network, and has full access to the necessary data, systems, tools, and technical personnel required to solve any customer or network issues.

The Network

Fusion’s products and services are delivered over an advanced, IP-based communications network that leverages the latest technology and allows for the rapid introduction of new features and applications. The Company’s service platforms are built on a distributed architecture that enables us to extend our products and services globally, delivering our voice and data services to customers worldwide. The Company’s network operations center is manned 24 x 7, and employs state-of-the-art monitoring and alert systems that ensure quality of service and a proactive response to any potential customer service issues. Automated back-office and support systems accelerate service provisioning and allow customers to add or change services efficiently.

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

Key network elements include the Company’s Veraz softswitch and media gateways, BroadSoft retail services platform, Cisco media gateways, routers, and switches, and Nextone session border controllers. These redundant network elements are interconnected via a dedicated, fiber-based gigabit Ethernet backbone. Most network elements are based on software applications that execute entirely on off-the-shelf servers. Built for easy and rapid scalability, as well as security and reliability, Fusion’s service platforms minimize the capital expenditures associated with legacy switching infrastructures, allow for shorter installation intervals and faster customer provisioning, and expedite the deployment of new and innovative products and services.

Our centralized network elements are housed in our own carrier-grade switching facility, located in a secure carrier building that houses many other carriers and is interconnected to all major carrier buildings. This choice of location allows for cost-effective and rapid interconnection and capacity expansion to carrier customers and vendors, as well as major enterprise customers. We believe our choices of location and equipment offer an extensible platform to support our envisioned growth and allow us to quickly embrace emerging technologies as they become available.

Our network architecture is highly distributable and allows us to deliver our carrier and corporate services to every part of the world, quickly and reliably. We are able to locate remote network gateways in decentralized locations throughout the world, yet control the services they deliver from our centralized facility. As a result, we believe we can capitalize on market opportunities that would previously have been uneconomical due to the expense of deployment and the associated marketplace risks. The Company’s direct interconnections with over 250 global carriers are managed through sophisticated routing systems that allow us to fully monitor performance and dynamically route customer traffic based on unique parameters that ensure the highest quality at the lowest cost. Unlike many retail service providers that rely on only a few carriers to deliver their customers’ traffic, Fusion can leverage the strength and depth of its carrier business to provide the greatest possible range of network and traffic termination options for its corporate customers.

Competition

The communications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies, and pricing decisions of the larger industry participants. In addition, companies offering Internet, voice, and data communications services are, in some circumstances, consolidating. Service providers generally compete on the basis of price, customer service, product quality, brand recognition, and breadth of services offered. Additionally, carriers may compete on the basis of technology. Recently, the ability to provide VoIP services has been a key differentiator. As technology evolves and legacy systems become an encumbrance, the Company’s expect carriers to compete on the basis of technological agility, and their ability to rapidly deliver new services.

Within our carrier services segment, we compete with many of the largest domestic communications carriers, including AT&T, Verizon, Qwest, IDT, and Global Crossing. Internationally, we compete with major entities such as British Telecom, Telstra, Tata Communications, Cable & Wireless, Telecom Italia, and KDDI. We also compete with smaller internationally-focused carriers, including Primus, iBasis, Compass Global, Arbinet, and BTS.

Within our corporate services segment, we compete with companies such as Vonage, CBeyond, 8x8, and Skype. However, as Vonage and Skype focus primarily on consumers and very small business customers, we do not currently see them as major competitors. As we grow our presence in the corporate marketplace, we see our primary competitors as the business-focused VoIP service providers, like CBeyond and 8x8; service providers employing traditional technologies to sell into the enterprise marketplace, including PAETEC and XO Communications; cable television companies offering VoIP services, like Cox Communications, Comcast, and Cablevision; and the incumbent local telephone companies like AT&T, Verizon, and Qwest. We also believe that in the future, given relatively low barriers to entry, other companies may elect to compete in the VoIP services arena. While we believe the Company’s technology, back office systems, distribution relationships, and marketing skills provide us with a competitive advantage, many of our existing competitors have significantly greater resources, and more widely recognized brand names.

The foregoing discussion was prepared by management based upon its experience and familiarity with regulatory requirements applicable to the Company, and has not been reviewed by regulatory counsel.

Government Regulation

Generally, in the United States, our services are subject to varying degrees of federal, state, and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions or public service commissions. We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

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

As an international carrier, we are subject to FCC regulation under the Communications Act. We have applied for and received the necessary authority under Section 214 of the Communications Act to operate as an international carrier. Generally, the Company’s international traffic is subject to minimal regulation by state and local jurisdictions.

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

Although the FCC determined the specific services provided by AT&T to be telecommunications services subject to interstate access charges rather than information services not subject to such charges, it did not make a determination regarding the regulatory status of phone-to-phone VoIP or its exposure to key public policy issues like USF, 911 Emergency Service, and the Communications Assistance for Law Enforcement Act (CALEA). The FCC further qualified the decision by stating that they in no way intended to preclude themselves from adopting a different approach when they ultimately resolved the pending IP-Enabled Services rulemaking proceeding or the Inter-Carrier Compensation rulemaking proceeding.

In June 2005, the FCC imposed 911 emergency service obligations on providers of “interconnected VoIP services.” The FCC also required interconnected VoIP service providers to register with the FCC, comply with CALEA, and to make USF contributions. The FCC defined interconnected VoIP service as service where the customer was connected to the local PSTN for both origination and termination of telephone calls. Under this definition, Fusion is a provider of interconnected VoIP service. We believe that our services are currently compliant with all applicable requirements of the FCC’s order, and that we have made and are making the required contributions to USF. However, should we at some time fail to meet the certain requirements or fail to make required contributions, we could be subject to revocation of the Company’s authority to operate or to fines or penalties.

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

While we believe VoIP services may be subject to additional federal, state, local, or international regulation in the future, it is uncertain when or how the effects of such regulation could affect us. If additional regulation does occur, it is possible that such regulatory agencies may impose surcharges, taxes or regulatory fees on VoIP service providers. The imposition of any such surcharges, taxes, or regulatory fees could increase the Company’s costs and thus reduce or eliminate any competitive advantage that we might enjoy today.

The foregoing discussion was prepared by management based upon its experience and familiarity with regulatory requirements applicable to the Company, and has not been reviewed by regulatory counsel.

Intellectual Property and Trademarks:

We have several trademarks and service marks, all of which are of material importance to us.

The following trademarks and service marks are registered with the United States Patent Trademark Office; however, they are not registered at the international level:

•	Fusion Telecommunications International
•	Diamond / Block Logo
•	Diamond Logo
•	Fusion
•	Fusion Telecom
•	efonica (logo)
•	Efonica

The following trademarks and service marks are filed with the United States Patent Trademark Office and are currently in registration process:

•	Fusion (logo)
•	Fusion Softphone
•	Fusion Tel

The following trademarks and service marks were abandoned by the Company, because they are no longer in use:

•	Hear the Difference
•	Efo in
•	Efonicall
•	Efo out
•	Worldwide Internet Area Code
•	Internet Area Code
•	Efonica Softphone
•	Callgate
•	Enumber
•	Ecash
•	Enumber
•	Estore

The telecommunications and VoIP markets have been characterized by substantial litigation regarding patent and other intellectual property rights. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names, a loss of established brand recognition, or the need to change the technologies utilized in our services.

Employees

As of December 31, 2009, the Company had 55 full time employees and none of our employees are represented by a labor union. We consider our employee relations to be good, and we have never experienced a work stoppage.

Confidentiality Agreements

All the Company’s employees have signed confidentiality agreements, and it is our standard practice to require newly hired employees and, when appropriate, independent consultants, to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential information except in the performance of his or her duties for the company, or in other limited circumstances. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Revenues and Assets by Geographic Area

During the years ended December 31, 2009 and 2008, 93.3% and 94.1%, respectively, of the Company’s revenue was derived from customers in the United States and 6.7% and 5.9%, respectively, from international customers. As of December 31, 2009 and 2008, 0% of the Company’s long-lived assets were located outside of the United States. For more information concerning the Company’s geographic concentration, see Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this report.

2009 Annual Meeting of Stockholders

At our Annual Meeting of Stockholders held on December 17, 2009, four (4) proposals were presented for consideration and adopted by our stockholders: (1) the election of nine (9) Directors to our Board of Directors to serve until the next annual meeting of stockholders, (2) the approval to file an Amendment to the Company’s Certificate of Incorporation to increase the total number of shares of Common Stock which the Corporation shall have authority to issue to 225,000,000, (3) the ratification and approval of the Company’s 2009 Stock Option Plan; and (4) the ratification of the re-appointment of Rothstein, Kass & Company, P.C. to act as the Company’s Independent Registered Public Accountants for the fiscal year ending December 31, 2009.

The number of shares cast for and against, as well as the number of abstentions and broker non-votes as to each of these matters (other than the election of directors), is as follows:

Election of Directors	Shares For	Shares Withheld	Broker Non-Votes
Marvin S. Rosen	53,837,318	2,269,140	--
Matthew D. Rosen	53,508,018	2,598,440	--
Philip D. Turits	53,850,811	2,255,647	--
E. Alan Brumberger	53,850,811	2,255,647	--
Julius Erving	53,521,511	2,584,947	--
Evelyn Langlieb Greer	53,725,168	2,381,290	--
Paul C. O’Brien	53,831,790	2,274,668	--
Michael Del Guidice	53,846,811	2,259,647	--
Christopher D. Brady	53,850,811	2,255,647	--

Proposal	Shares For	Shares Against	Abstentions	Not Voted
Amendment to the Certificate of Incorporation providing that (a) the total number of shares of Capital Stock which the Corporation hall have authority to issue will be 235,000,000, of which 225,000,000 shares shall be Common Stock, par value $0.01 per share, and 10,000,000 shares shall be Preferred Stock, par value $0. 01 per share	44,522,438	97,999	2,098,942	9,387,079
Ratification and approval of the Company’s 2009 Stock Option Plan	44,218,849	345,322	2,155,208	9,387,079
Ratification of the appointment of Rothstein, Kass & Company, P.C. as independent public accountants for the year ending December 31, 2009.	53,920,280	72,099	2,114,079	--

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the commission’s web site is http://www.sec.gov. The Company’s web site is http://www.fusiontel.com. The information on the Company’s website is neither a part of nor incorporated by reference into this report. We make available through the Company’s web site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission.

Item 1A. Risk Factors.

An investment in our Securities involves a high degree of risk. You should carefully consider the risks described below before you decide to invest in our Securities. If any of the following events actually occur, our business could be seriously harmed. In such case, the value of your investment may decline and you may lose all or part of your investment. You should not invest in our Securities unless you can afford the loss of your entire investment.

Risks Related to Our Business

We have a history of operating losses, working capital deficit, and Stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

At December 31, 2009, we had a working capital deficit of approximately ($9.4) million and a stockholders’ deficit of approximately ($7.3) million. Although we have reduced our losses, we continue to sustain losses from operations and for the years ended December 31, 2009, 2008, and 2007 we incurred net losses applicable to Common Stockholders of approximately ($10.2) million, ($16.2) million, and ($13.2) million, respectively. In addition, we did not generate positive cash flow from operations for the years ended December 31, 2009, 2008, and 2007. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2009 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

Our Carrier revenue performance is subject to both internal and external influences which have and may continue to negatively impact our revenues.

During 2009, the Company's Carrier revenue was negatively impacted by seasonal and economic market fluctuations and a decline in the overall market which was influenced by the general economic decline.  In addition, resources that we would otherwise have dedicated to revenue growth were constrained by factors including our dedication of significant resources to restructuring and exiting the Consumer segment, and we were adversely affected by limits on our ability provide extended payment terms to larger customers. We anticipate that these revenue growth constraints will be eased as the general economic conditions improve, and completion of our exit from the Consumer segment is expected to enable us to dedicate resources to increasing Carrier and Corporate revenue streams. There is no assurance that we will be successful in our efforts to reverse recent reductions in revenue generation, and if we are unable to do so, our profitability will be limited and the results of our operations will be adversely affected.

Our business is capital intensive, and we do not currently generate sufficient revenues to offset our operating expenses. If we are unable to obtain additional funding, as and when required, we may have to significantly curtail or possibly terminate our operations.

We will require substantial future capital in order to continue to fund our operating expenses and to otherwise execute our business plan. If we are unable to obtain additional financing or generate sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all.

Historically we have funded our working capital requirements through the sale of our equity. The use of our equity to fund operations is dilutive to the equity ownership of our securities by our existing stockholders. Unless we are able to generate substantial revenues to fund our operating expenses, we will be required to continue to fund operations through the sale of our equity.

In addition, limited cash resources may restrict our ability to sell those carrier services that require us to purchase termination capacity on shorter payment terms that the terms under which we are able sell to our customers. This could limit our ability to grow our revenues and/or margins, or limit our ability to achieve our revenue and/or margin targets.

We have historically relied on our officers and directors to loan us funds to sustain our operations. If such loans are not available if and when we require them in the future, we may have insufficient capital to operate. We may also be required to repay loans, including those from our affiliates, from our accounts receivable.

Historically, we have relied upon loans from certain of our officers and directors to sustain our operations. As of December 31, 2009 we owed Marvin Rosen and Philip D. Turits, executive officers and directors of the Company, an aggregate of $1,140,030. In addition, the loans to our affiliates, as well as loans we have received from others, are collateralized by a pari passu security interest in all of our accounts receivable. In the event that the funds from this Offering are insufficient to satisfy our operating needs, and we are unable to generate sufficient funds from operations for such purposes, we may require further loans from our affiliates. There is no assurance that our affiliates will be able to provide us with additional capital as and when we require it in the future, and, if they are unable to do so, we may have insufficient funds with which to sustain operations. In addition, the majority of the loans from our affiliates are demand loans and if we are not able to repay such loans upon demand, we may lose substantial accounts receivable in the event the lenders resort to the collateral security for repayment of their loans.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without increasing our revenues.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational, and financial resources and may increase our costs. If we are unable to successfully manage our future growth, establish, and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or profitability

The success of our growth is dependent upon market developments and traffic patterns, which will lead us to make expenditures that may not result in increased revenues.

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

We may be impacted by litigation regarding patent infringement to which we were not a party.

On March 8, 2007, a jury in the U.S. District Court for the Eastern District of Virginia ruled that Vonage Holdings had infringed on three patents held by Verizon Communications, and ordered Vonage to pay Verizon $58 million plus a future royalty payment equal to 5.5% of Vonage’s customer sales. The patents related in part to technologies used to connect Internet telephone use to the traditional telephone network. Vonage appealed the decision, but terminated its appeals options in November 2007, when it agreed to pay Verizon approximately $120 million in settlement. The future impact, if any, of this litigation on other VoIP service providers, including us, is unclear. If we were restricted from using certain VoIP technologies, it could increase our cost of service or preclude us from offering certain current or future services.

Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability.

We could lose clients and expose ourselves to liability if there are any breaches to our network security systems, which could jeopardize the security of confidential information stored in our computer systems. In the last four years, we experienced two known breaches of network security, which resulted in a temporary failure of network operations, but did not result in any losses of confidential customer information or material financial losses. Any network failure could harm our ability to deliver certain services, our reputation and subject us to liability.

Our revenue growth is dependent upon our ability to build new distribution relationships, and to bring on new customers, of which there can be no assurance.

Our ability to grow through efficient and cost effective deployment of our VoIP services is in part dependent upon our ability to identify and contract with local entities that will assist in the distribution of our services. This will include local sales partners that sell our corporate services. If we are unable to identify or contract for such distribution relationships, or if the efforts of third party sales agents are not successful, we may not generate the customers or revenues currently envisioned.

We are dependent upon our ability to obtain the necessary regulatory approvals and licenses to enter new domestic and international markets in which such approvals are required. Such approvals may or may not occur as planned and may or may not be delayed.

Our entry into new domestic and international markets may in certain cases rely upon our ability to obtain licenses or other approvals to operate in those markets, our ability to establish good working relationships with the relevant telecommunications regulatory authorities in that jurisdiction, or our ability to interconnect to the local telephone networks in that market. There can be no assurance of our ability to accomplish these requirements.

The communications services industry is highly competitive and we may be unable to compete effectively.

The communications industry, including the provisioning of voice services, Internet services and data services, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new carrier competitors, as well as “gray market” operators (operators who arrange call termination in a manner that bypasses the postal telephone and telegraph company, resulting in high margins for them and substantially lower revenues for the legitimate providers), may have an impact on the market. In addition, many of our current carrier and corporate competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing, and other resources and experience. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets. We also believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

Industry consolidation could make it more difficult for us to compete.

Companies offering voice, Internet, data and communications services are, in some circumstances, consolidating. We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, technical, sales, and marketing resources, or with larger client bases, more extended networks, or more established relationships with vendors, distributors and partners. With these heightened competitive pressures, there is a risk that our revenues may not grow as expected and the value of our common stock could decline.

Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

A majority of the voice calls made by our clients are connected through other communication carriers, which provide us with transmission capacity through a variety of arrangements. Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations. If we do not secure or maintain operating and termination arrangements, our ability to increase services to our existing markets, and gain entry into new markets, will be limited. Therefore, our ability to maintain and expand our business is dependent, in part, upon our ability to maintain satisfactory relationships with other domestic carriers, Internet service providers, international carriers, satellite providers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis. In addition, if a carrier with whom we interconnect does not carry the traffic routed to it, or does not provide the required capacity, we may be forced to route our traffic to, or buy capacity from, a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality. In the event network service is degraded, it may result in a loss of customers. To the extent that any of these carriers with whom we interconnect raise their rates, change their pricing structure, or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent on third party equipment suppliers for equipment, software, and hardware components, including Cisco, Nextone, BroadSoft, and Veraz. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources of supply, if and as required, it could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected thereby.

We rely on the cooperation of other international carriers and/or postal telephone and telegraph companies (PTTs), who may not always cooperate with us in our attempts to serve a specific country or market.

In some cases, the growth of our carrier services business requires the cooperation of other international carriers and/or the incumbent PTT in order to provide services to or from specific countries or markets. In the event the PTT, or another in-country international carrier, does not cooperate with us or support us in our efforts to serve that country, our ability to provide service to or from that country may be delayed, or the costs to provide service might increase due to our being forced to use another more expensive carrier.If we are unable to develop and maintain successful relationships with our joint venture partners, we could fail in an important market.

We have been in the past, and may be in the future, engaged in certain joint ventures where we share control or management with a joint venture partner. If we are unable to maintain a successful relationship with a joint venture partner, the joint venture’s ability to move quickly and respond to changes in market conditions or respond to financial issues can erode and reduce the potential for value creation and return on investment. Further, any failure in joint ventures may restrict or delay our ability to make important financial decisions, such as repatriating cash to us from such joint ventures. This uncertainty with our potential future joint ventures could result in a failure in an important market.

Service interruptions due to disputes could result in a loss of revenues and harm our reputation.

Portions of our terminating network may be shut down from time to time, as a result of disputes with vendors or other issues. Any future network shut downs can have a significant negative impact on revenue and cash flows, as well as hurting our reputation. In addition, there is no assurance that we will be able to quickly resolve disputes, if ever, which could result in a permanent loss of revenues.

Because we do business on an international level, we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues.

There are certain risks inherent in doing business internationally, especially in emerging markets, such as unexpected changes in regulatory requirements, the imposition of tariffs or sanctions, licenses, customs, duties, other trade barriers, political risks, currency devaluations, high inflation, corporate law requirements, and even civil unrest. Many of the economies of these emerging markets we seek to enter are weak and volatile. We may not be able to mitigate the effect of inflation on our operations in these countries by price increases, even over the long-term. Further, expropriation of private businesses in such jurisdictions remains a possibility, whether by outright seizure by a foreign government or by confiscatory tax or other policies. Also, deregulation of the communications markets in developing countries may or may not continue. Incumbent service providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their networks. The legal systems in emerging markets also frequently have insufficient experience with commercial transactions between private parties, and consequently, we may not be able to protect or enforce our rights in some emerging market countries. Governments and regulations may change, thus impacting the availability of new licenses or the cancellation or suspension of existing operating licenses. The instability of the laws and regulations applicable to our businesses, as well as their interpretation and enforcement, could materially and adversely affect our business, our financial condition, or results of operations in those countries.

The regulatory treatment of VoIP outside the United States varies from country to country. Some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies and they may assert that we are required to register as a telecommunications carrier in that country or impose other more onerous regulations. In such cases, our failure to register could subject us to fines, penalties, or forfeiture of our right to do business in that country. Regulatory developments such as these could have a material adverse effect on our international operations.

Additional taxation and government regulations of the communications industry may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

As a result of changes in regulatory policy, we could be forced to pay additional taxes on the products and services we provide. We structure our operations and our pricing based on assumptions about various domestic and international tax laws, tax treaties, and other relevant laws. Taxation authorities or other regulatory authorities might not reach the same conclusions about taxation that we have reached in formulating our assumptions. We could suffer adverse tax and other financial consequences, if our assumptions about these matters are incorrect or the relevant laws are changed or modified.

Generally, in the U.S., our products and services are subject to varying degrees of federal, state, and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

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

A large percentage of our carrier services revenues are provided by a limited number of customers. Specifically, our five largest customers accounted for approximately 66% and 72% of our revenues for the years ended December 31, 2009 and 2008, respectively. The terms of the customer’s agreement do not bind the customer contractually to continue using our services and, if our business with this customer were to significantly decrease or stop, it could have a negative impact on our revenues and cash flow.

Risks Related to our Common Stock

One stockholder may be deemed to control us through its stock ownership and its interests may differ from other stockholders.

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 18.7 million shares, or 19.8%, of our outstanding Common Stock, and is the second largest single voting block in the Company. Additionally, our Directors and Executive Officers as a group currently beneficially own approximately 29.1 million shares, or 27.1% of our Common Stock. As a result, while neither West End nor our Directors and Officers as a group, have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enable both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. Their interests may differ from those of other stockholders.

We are not likely to pay cash dividends on our Common Stock in the foreseeable future.

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

Our Common Stock is subject to price volatility unrelated to our operations.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

In addition, the market price of our Common Stock may fluctuate significantly in response to a number of other factors, many of which are beyond our control, including, but not limited to, the following:

•	our ability to obtain securities analyst coverage;
•	changes in securities analysts’ recommendations or estimates of our financial performance;
•	changes in market valuations of companies similar to us; and announcements by us or our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures or capital commitments; and
•	the failure to meet analysts’ expectations regarding financial performances.

Furthermore, in the past, companies that have experienced volatility in the market price of their stock have been subject to Securities class action litigation. A Securities class action lawsuit against us, regardless of its merit, could result in substantial costs and divert the attention of our management from other business concerns, which in turn could harm our business.

Our Common Stock may be subject to the “Penny Stock” rules of the Commission, which will make transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

As the trading price of our common stock is less than $5.00 per share, our common stock may be considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our Company and stockholders to the maximum extent permitted under Delaware corporate law. Our By-laws also require us to indemnify our directors to the maximum extent permitted by Delaware corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and stockholders.

The issuance of our Common Stock upon the exercise of options or warrants or the conversion of outstanding convertible securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our Common Stock.

As of the date of this report, there were 99,391,904 shares of our Common Stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our Common Stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our Common Stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our Common Stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our Common Stock.

As of the date of this report, there were 43,837,871 shares of our Common Stock reserved for issuance in the event of exercise of outstanding options and warrants, conversion of outstanding Preferred Stock and issuance as dividends on the Preferred Stock, in the aggregate representing approximately 44% of our outstanding shares of Common Stock as of the date of this report.

We could use preferred stock to fund operations or resist takeovers, and the issuance of Preferred Stock may cause additional dilution.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 7,995 shares of Series A-1 through A-4 Preferred Stock are currently issued and outstanding. Our certificate of incorporation gives our board of directors the authority to issue Preferred Stock without the approval of our stockholders. We may issue additional shares of Preferred Stock to raise money to finance our operations. We may authorize the issuance of the Preferred Stock in one or more series. In addition, we may set the terms of Preferred Stock, including:

·	dividend and liquidation preferences;
·	voting rights;
·	conversion privileges;
·	redemption terms; and
·	other privileges and rights of the shares of each authorized series.

The issuance of large blocks of Preferred Stock could possibly have a dilutive effect to our existing stockholders. It can also negatively impact our existing stockholders’ liquidation preferences. In addition, while we include Preferred Stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to friendly third parties to preserve control by present management. This could occur if we become subject to a hostile takeover that could ultimately benefit us and our stockholders.

Item 1B. Unresolved Staff Comments.

Not applicable to a smaller reporting company.

Item 2. Properties.

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of the Company’s leased offices and space as of December 31, 2009.

Location	Lease Expiration	Annual Rent		Purpose	Approx. Sq. Ft
420 Lexington Avenue Suite 1718 New York, New York 10170	October 2015	$463,000	(1)	Lease of principal executive offices	9,000
75 Broad Street New York, New York 10007	March 2010	$673,000	(2)	Lease of network facilities	15,000
1475 W. Cypress Creek Road Suite 204 Fort Lauderdale, Florida 33309	August 2014	$147,000	(3)	Lease of network facilities and office space	9,716

(1)	This lease is subject to gradual increase to $509,000 from years 2009 to 2015.
(2)	As of the time of this filing, the Company is currently negotiating a renewal of this lease, and a reduction in the amount of rented space.
(3)	This lease is subject to gradual increase to $159,000 from years 2009 to 2014.

We believe that the Company’s leased facilities are adequate to meet our current needs and that additional facilities are available to meet the Company’s development and expansion needs in existing and projected target markets.

Item 3. Legal Proceedings.

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract , failure to pay to plaintiff moneys allegedly due under the terms of a Professional Services Letter Agreement (the “PSLA”), violation of the terms of a Master Software License Agreement (the “MSLA”), and Prejudgment interests and costs. The Company vigorously refutes the charges. On September 17, 2008, the Company filed a counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damage, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in the Company’s accompanying consolidated financial statements because of this claim.

In July 2009, the Company received a notice of a complaint filed with the SEC regarding the Company’s failure to issue certain stock that was to be granted for payment of services that were to have been provided, but those services were not received. The Company responded to the SEC, advising that the issue was one of a contractual dispute, and requested that the matter be referred to the court system. Since that time, the entity that filed the SEC complaint has advised the Company that it has dropped the complaint and does not intend to pursue any further action against the Company.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, Case No. 09-CV-6981, asserting infringement of copyrighted software. The Company is no longer using the software, and has taken measures to ensure that there is not any copyright infringement by any of its former customers or distributors that may have been previously granted access to the software. In addition, on October 23, 2009, the Company filed its Answer and Counterclaim in this matter, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market its products and services that included the GIPS software. As the Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of any potential financial impact, no adjustment has been made in the Company’s accompanying consolidated financial statements because of this claim.

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. The Company has executed the stipulation of settlement and delivered the signed stipulation to the landlord; however, the landlord has not yet returned a fully signed copy of the stipulation to the Company.  Although the settlement will not become effective unless and until it is executed by the landlord, in view of the amicable historic relationship with the landlord, we anticipate that this matter will be resolved as indicated above. The final payment under the stipulation is due from the Company to the landlord on April 5, 2010.

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position.

Due to the regulatory nature of the industry, the Company periodically receives and responds to various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on the Company’s operations or financial condition.

The Company is involved in other claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the OTCBB™ under the symbol “FSNN”. From February 2005 until June of 2009 our common stock and redeemable common stock warrants were listed on the NYSE Amex Stock Exchange under the symbols “FSN” and “FSN.WS”. Our redeemable common stock purchase warrants expired on February 17, 2010 and are no longer quoted for trading.

Prior to February 15, 2005, there was no established trading market for the Company’s common stock and redeemable common stock warrants.

The following tables list the high and low sales prices for the Company’s common stock and redeemable common stock warrants for each fiscal quarter during the two preceding fiscal years as reported by the NYSE Amex Stock Exchange f/k/a the American Stock Exchange and the OTCBB™.

Common Stock

Year Ended December 31, 2009	High	Low
First Quarter	$0.24	$0.05
Second Quarter	$0.30	$0.01
Third Quarter	$0.20	$0.07
Fourth Quarter	$0.20	$0.11

Year Ended December 31, 2008	High	Low
First Quarter	$0.44	$0.20
Second Quarter	$0.54	$0.20
Third Quarter	$0.40	$0.15
Fourth Quarter	$0.29	$0.06

Redeemable Common Stock Purchase Warrants

Year Ended December 31, 2009	High	Low
First Quarter	$0.025	$0.00
Second Quarter	$0.010	$0.00
Third Quarter	$0.000	$0.00
Fourth Quarter	$0.015	$0.00

Year Ended December 31, 2008	High	Low
First Quarter	$0.01	$0.00
Second Quarter	$0.03	$0.00
Third Quarter	$0.01	$0.00
Fourth Quarter	$0.01	$0.00

On March 12, 2010, the last reported sale price for the Company’s Common Stock on the OTCBB™ for FSNN was $0.14 per share. The market price for the Company’s stock is highly volatile and fluctuates in response to a wide variety of factors. On February 17, 2010 the Company’s formerly publicly-traded Redeemable Common Stock Purchase Warrants (FSNNW) expired and were deleted from the OTCBB™.

Holders

As of March 22, 2010, we had approximately 367 Shareholders of Record of the Company’s Common Stock and 60 Shareholders of Record of the Company’s Warrants to purchase Common Stock. This does not reflect beneficial ownership by individuals or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors considers appropriate.

The holders of the Company’s Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. The Board of Directors has not declared any dividends on the Series A-1, A-2, A-3 or A-4 Preferred Stock.

Issuer Purchases of Equity Securities

There have been no purchases of equity securities by the Company required to be disclosed in response to this Item.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities required to be disclosed in response to this Item.

Item 6. Selected Financial Data.

This item is not applicable to Smaller Reporting Companies

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and the related notes thereto included in another part of this Annual Report. This discussion contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company’s management or us are intended to identify such forward-looking statements. The Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are an international telecommunications carrier delivering value-added communications solutions to carriers and corporations in the United States and throughout the world. We offer services include traditional voice and data communications, services using Voice over Internet Protocol (VoIP), private network services, broadband Internet access, and other advanced services.

The Company’s carrier business segment focuses on carriers across the globe, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. We seek to gain early entry into high-growth emerging markets, often in partnership with local entities. The Company’s corporate business segment focuses on small, medium, and large corporations headquartered in the United States, but with the ability to serve their global communications needs and to provide service virtually anywhere in the world.

The following table summarizes the Company’s results of operations for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Revenues	$40,938,615	$49,498,727	$53,484,830
Operating expenses:
Cost of revenues	37,553,727	46,437,810	49,587,323
Depreciation and amortization	1,361,798	1,819,112	1,650,987
Loss on impairment of long-lived assets	243,000	129,232	0
Selling, general and administrative expenses	9,216,292	10,515,377	11,333,093
Advertising and marketing	42,704	50,576	85,493
Total operating expenses	48,417,522	58,952,107	62,656,895
Operating loss	(7,478,907)	(9,453,379)	(9,172,065)
Other income (expenses):
Interest income	4,233	10,814	71,950
Interest expense	(387,460)	(327,113)	(88,993)
Gain on settlements of debt	12,758	659,991	618,885
Other	(62,043)	(56,925)	851,299
Total other income (expenses)	(432,512)	286,766	1,453,141
Income (loss) from continued operations	(7,911,419)	(9,166,613)	(7,718,924)
Discontinued operations:
Income (loss) from discontinued operations	(1,674,793)	(6,433,448)	(4,949,346)
Net loss	$(9,586,212)	$(15,600,061)	$(12,668,270)

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	91.7%	93.8%	92.7%
Depreciation and amortization	3.3%	3.7%	3.1%
Loss on impairment of long-lived assets	0.6%	0.3%	0.0%
Selling, general and administrative expenses	22.5%	21.2%	21.2%
Advertising and marketing	0.1%	0.1%	0.2%
Total operating expenses	118.2%	119.1%	117.2%
Operating loss	-18.2%	-19.1%	-17.2%
Other income (expense):
Interest income	0.0%	0.0%	0.1%
Interest expense	-0.9%	-0.7%	-0.2%
Gain on settlements of debt	0.0%	1.3%	1.2%
Other	-0.2%	-0.1%	1.6%
Total other income (expense)	-1.1%	0.5%	2.7%
Income (loss) from continued operations	-19.3%	-18.6%	-14.5%
Discontinued operations:
Income (loss) from discontinued operations	-4.1%	-13.0%	-9.3%
Net loss	-23.4%	-31.6%	-23.8%

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a strong focus in recent years on VoIP termination to emerging markets. We have focused on growing our existing customer base, which was primarily U.S. based, through the addition of a broad range of new international customers. We have also focused on expanding the Company’s vendor base through the addition of direct VoIP terminating arrangements to many new countries, including many emerging markets. Although we believe that the carrier business segment continues to be of significant value to our long term strategy, ongoing competitive and pricing pressures have caused us to increase our focus on the higher margin corporate business segment and to expand our efforts to market to small and mid-sized corporations as well as large enterprises using both or direct and partner distribution channels.

While our corporate business segment is still a relatively small portion of our revenue base, we will continue to increase our emphasis on this area and increase the percentage of the Company’s total revenues contributed by the corporate business segment. We believe that this will complement the Company’s carrier business segment by providing higher margins and a more stable customer base.

We manage our revenues by business segment and customer. We manage our costs by provider (vendor). We track revenues by business segment, as the Company’s segments have different customer billing and payment terms and utilize different billing systems. We track total revenue at the customer level because our sales force manages revenue generation at the customer level, and because invoice charges are billed and collected at the customer level. We also track revenues and costs by product to manage product profitability.

We manage our business segments based on gross margin, which is net revenues less the cost of revenues, rather than on net profitability, due to the fact that the Company’s infrastructure is built to support all business segments and products. This applies both to the capital investments made (such as switching and transmission equipment), and to Selling, General and Administrative resources. The majority of the Company’s operations, engineering, information systems, and finance personnel support both business segments and all products and services. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of utilization of resources unless the items can be specifically identified to one of the business segments.

Operating Expenses

The Company’s operating expenses are categorized as cost of revenues, depreciation, and amortization, loss on impairment, selling, general and administrative expenses, and advertising and marketing.

Cost of revenues includes costs incurred in the operation of the Company’s leased network facilities, as well as the purchase of voice termination, Internet access, private line, and other services from telecommunications carriers and Internet Service Providers. We continue to work to lower the variable component of the cost of revenues through the use of least cost routing, and through continual negotiation of both usage-based costs and fixed costs with our many domestic and international service providers.

Depreciation and amortization includes depreciation of the Company’s communications network equipment, amortization of leasehold improvements of the Company’s switch locations and administrative facilities, and the depreciation of the Company’s office equipment and fixtures. In 2006, it also includes amortization of the Efonica customer list.

Selling, general, and administrative expenses include salaries and benefits, commissions, occupancy costs, sales, professional fees and other administrative expenses.

Advertising and marketing expense includes cost for promotional materials for the marketing of the Company’s corporate products and services, as well as for public relations.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008.

Revenues

Consolidated revenues were $41.0 million during the twelve months ended December 31, 2009, compared to $49.5 million during the twelve months ended December 31, 2008, a decrease of $8.5 million or 20.7%.

Revenues for Carrier Services decreased by $9.3 million or 18.9%, to $39.9 million during the twelve months ended December 31, 2009 from $49.2 million during the twelve months ended December 31, 2008. The decrease was primarily attributable to a lower international traffic volumes with in the overall market as a result of current economic conditions; constraints on resources that would other wise have been dedicated to revenue growth, as a result of the Company’s focus during the year on its restricting and exiting the consumer business; limitations on our ability to offer extended payment terms to large customers, give our cash position; and normally expected variations in traffic.

 For the year ended December 31, 2009, our revenues from operations were $40,938,615, a reduction of approximately 17.3% and 23.5% from our revenues for the years ended December 31, 2008 and 2007, respectively. During 2009, the Company's Carrier revenue was negatively impacted by seasonal and economic market fluctuations and a decline in the overall market which was influenced by the general economic decline.  In addition, resources that we would otherwise have dedicated to revenue growth were constrained by factors including our dedication of significant resources to restructuring and exiting the Consumer segment, and we were adversely affected by limits on our ability provide extended payment terms to larger customers. We anticipate that these revenue growth constraints will be eased as the general economic conditions improve, and completion of our exit from the Consumer segment is expected to enable us to dedicate resources to increasing Carrier and Corporate revenue streams. There is no assurance that we will be successful in our efforts to reverse recent reductions in revenue generation, and if we are unable to do so, our profitability will be limited and the results of our operations will be adversely affected.

Revenues for Corporate Services and Other during the twelve months ended December 31, 2009 were $1.1 million, compared to $0.3 million during the twelve months ended December 31, 2008, an increase of $0.8 million, or 266.7%. This increase was primarily caused by an increase in the Company’s retail business due to continued sales efforts to grow the customer base.

Cost of Revenues

Consolidated cost of revenues was $37.6 million during the twelve months ended December 31, 2009, compared to $46.4 million during the twelve months ended 2008, a decrease of $8.8 million or 19%.

Cost of revenues for Carrier Services was $37.0 million during the twelve months ended December 31, 2009, compared to $46.2 million during the twelve months ended December 31, 2008, a decrease of $9.2 million or 19.9%. This decrease was a result of a decrease in the number of minutes, consistent with the decrease in revenues.

Cost of revenues for Corporate Services and Other during the twelve months ended December 31, 2009 was $0.6 million, compared to $0.2 million during the twelve months ended December 31, 2008, an increase of $0.4 million, or 200%. The increase was attributable to an increase in revenues from corporate retail accounts.

The consolidated gross margin percentage for 2009 was 8.3% compared to 6.3% for 2008, with the increase due both to the increase in volume of our higher margin Corporate Services segment, as well as an increased margin percentage in the carrier segment.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased by $0.4 million or 22.2% to $1.4 million during the twelve months ended December 31, 2009, from $1.8 million during the twelve months ended December 31, 2008. The Company’s depreciation expense decreased as more assets were fully depreciated than were placed into service in 2009 compared to 2008.

Loss on Impairment

During 2009, the Company commenced its annual impairment testing on its Intangible Assets. As a result of the testing, in June 2009, we concluded a charge for impairment was required. Loss on impairment increased by $114.0 thousand or 88.4% to $243.0 thousand during the twelve months ended December 31, 2009 from $129.0 thousand during the twelve months ended December 31, 2008.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $1.3 million or 12.4% to $9.2 million for the twelve months ended December 31, 2009, from $10.5 million during the twelve months ended December 31, 2008. This decrease is primarily attributed to decreases in the areas of consulting, software and equipment maintenance, and travel and entertainment, as a result of the Company’s increased focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses decreased $7.9 thousand or 15.6% to $42.7 thousand during 2009, from $50.6 thousand during 2008, due to the exit from the Consumer segment in 2009 versus 2008.

Operating Loss

The Company’s operating loss decreased $2.0 million or 22.2% to a loss of $7.0 million during 2009, from a loss of $9.0 million during 2008. The decrease in operating loss was primarily attributable to the decrease in Selling, General and Administrative expenses, and the improvement in Gross Margin.

Other Income (Expense)

Total other income (expense) decreased by $0.7 million or 233.3% to expense of $0.4 million during 2009, from income of $0.3 million during 2008. The decrease is primarily attributable to the fact that in 2008 there was $660.0 thousand recorded from the gain on extinguishment of debt compared to only $13.0 thousand in gain on extinguishment of debt in 2009.

Discontinued Operations

In 2009, the Company incurred a loss of ($1.7) million in discontinued operations associated with its foreign subsidiaries and its exit from the Consumer business. This was a decrease of $4.7 million or 73.4% , compared to the loss in 2008, which was ($6.4) million.

Net Loss

Net loss decreased $6.0 million, or 38.5% for the twelve months ended December 31, 2009, compared to the twelve months ended December 31, 2008. The decrease in net loss is primarily attributable to the decrease in loss associated with discontinued operations.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Revenues

Consolidated revenues were $49.5 million for 2008 compared to $53.5 million for 2007, a decrease of $4.0 million or 7.5%.

Revenues for Carrier Services decreased by $4.1 million, or 7.7%, to $49.2 million during 2008, from $53.3 million during 2007. The decrease in revenues was the result of a decrease in voice traffic as well as a decrease in rates compared to 2007.

Revenues for Corporations and Other increased by $0.1 million, or 50%, to $0.3 million during 2008, from $0.2 million during 2007. The increase was mainly due to an increase in the revenue for Corporations, as a result of the increase in the number of customers.

Cost of Revenues

Consolidated costs of revenues were $46.4 million for 2008, compared to $49.6 million for 2007, a decrease of $3.2 million or 6.5%. Carrier costs of revenue decreased $3.3 million or 6.7% as of a result of a decrease in the blended rate per minute; partially offsetting this decrease was an increase in the number of minutes Corporate services and other cost of sales increased by $0.1 million or 100.0% as a direct correlation to the increase in revenues.

Consolidated gross margin percentage decreased to 6.2% for 2008 from 7.3% for 2007. The decrease in margin was primarily attributable to the issues encountered during the year in the consumer product segment.

Operating Expenses

Depreciation and Amortization.

Depreciation and amortization increased by $0.1 million or 5.9% to $1.8 million during the year ended 2008 from $1.7 million, during the year ended 2007. The Company’s depreciation increased as more assets were acquired to support the retail platform during 2008.

Loss on Impairment

During 2008, the Company commenced its annual impairment testing on its Goodwill and Other Intangible Assets. As a result of the testing, the Company concluded a charge for impairment was required and recorded an impairment loss of approximately $0.1 million as of December 31, 2008.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $0.8 million or 7.1% to $10.5 million during 2008, from $11.3 million during 2007. This decrease was primarily attributed to decreased salaries and benefits, and other personnel related expenses, as a result of the Company’s increased focus on cost containment.

Advertising and Marketing

Advertising and marketing decreased $34.9 thousand, or 40.8%; as the advertising and marketing campaign in 2007 was more aggressive.

Operating Loss

The Company’s operating loss increased by $0.3 million or 3.3% to a loss of $9.5 million during 2008, from a loss of $9.2 million during 2007. The increase in operating loss was primarily attributable to the loss on impairment of long-lived assets.

Other Income (Expense)

Total other income decreased by $1.2 million or 80% to $0.3 million during 2008, from $1.5 million during 2007. The decrease was primarily attributable to the $0.9 million gain on the sale of its equity ownership of Estel in 2007.

Discontinued Operations

In 2008 Fusion incurred ($6.4) million in losses from discontinued operations associated with its foreign subsidiaries, compared to ($4.9) million in 2007, an increased loss of 1.5 million or 23.3%.

Net Loss

The net loss increased by $2.9 million, or 22.8% for 2008, compared to 2007.The increase in net loss is attributable to the impairment loss, the increased loss of discontinued operations, as well as the increase in interest expenses as a result of additional financing incurred during 2008.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not generating positive cash flows from operations. As of December 31, 2009, we had stockholders’ equity of approximately ($7.3) million in comparison to ($4.8) million at December 31, 2008, and a working capital deficit of approximately ($9.4) million in comparison to working capital deficit of ($8.6) million at December 31, 2008. The proceeds have been and will continue to be used for working capital and general corporate purposes, international deployment, and to fund the development of the Company’s retail service offerings. We may from time to time seek further financing through the sale of debt or equity securities.

Below is a summary of the Company’s cash flows for the periods indicated. These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Year Ended December 31,
	2009	2008	2007
Cash from continuing operations:
Cash used in operating activities	$(6,421,956)	$(5,243,593)	$(7,974,755)
Cash provided by (used in) investing activities	(1,229)	(388,157)	(221,694)
Cash provided by financing activities	5,863,864	5,830,796	5,465,029
Increase (decrease) in cash and cash equivalents from continuing operations	(559,321)	(199,046)	(2,731,420)
Cash from discontinued operations:
Cash provided by operating activities of discontinued operations	230,907	127,624	(179,285)
Cash provided by investing activities from discontinued operations	--	29,880	(25,205)
Net increase in cash and cash equivalents from discontinuing operations	230,907	157,504	154,080
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations	(328,414)	(356,550)	(2,577,340)

Cash and cash equivalents, beginning of period	427,433	70,883	2,648,223
Cash and cash equivalents, end of period	$99,019	$427,433	$70,883

Source of Liquidity

As of December 31, 2009, we had cash and cash equivalents of approximately $99.0 thousand, and Accounts Receivable of approximately $2.5 million. In addition, as of December 31, 2009, we had approximately $0.4 million in cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From the Company’s inception through December 31, 2009, we financed we operations from operating revenues and cash provided from financing activities. These activities provided net proceeds of approximately $23.3 million from the Company’s initial public offering (the “IPO”), the private placement of approximately $67.2 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $28.9 million from loans evidenced by the issuance of promissory notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

The Company’s long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

Uses of Liquidity

The Company’s short-term and long-term liquidity needs arise primarily from principal and interest payments related to the Company’s capital lease / equipment financing obligations, capital expenditures, and working capital requirements as may be needed to support the growth of the Company’s business, and any additional funds that may be required for business expansion opportunities.

Our cash capital expenditures were approximately, $54.0 thousand during 2009, $403.0 thousand during 2008 and $980.0 thousand in 2007. The Company expects cash capital expenditures to be approximately $350.0 thousand for the year ending December 31, 2010. The 2010 estimated capital expenditures primarily consist of additions to network equipment and facilities to support the Company’s carrier and corporate business segment, deployment of equipment to support new international routes and software, along with systems to increase the levels of automation and efficiency of the Company’s business.

Cash used in operations was approximately $6.4 million during 2009, $5.2 million during 2008, and $8.0 million during 2007. The cash used in the Company’s operations has historically been a function of our net losses, gains on forgiveness of debt, and changes in working capital as a result of the timing of receipts and disbursements. The Company’s net cash used in operating activities decreased significantly during 2009, primarily due to the continued focus on general expense reduction. As we focus on our Corporate and Carrier services, we expect the Company’s net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we may be required to secure letters of credit or bonds to do so.

Debt Service Requirements

At December 31, 2009 we had approximately $2.4 million of current and long-term debt, primarily from loans from the Company’s Directors. This balance relates to notes payable and the Company’s capital leases. Of this amount, the portion of debt collateralized by a security interest in accounts receivable is $2.4 million.

Capital Instruments

During the second quarter ended June 30, 2007, the Company completed the second phase and over-allotment of a private placement for a preferred stock issuance that had begun in 2006.During the second phase, the Company issued 3,375 shares of Preferred Stock, Series A-2 for net proceeds of approximately $3.375 million. In addition, the Company issued 7.5 year warrants to purchase 2,033,151 shares of common stock exercisable at $0.83 per share. The Company received an additional $0.745 million towards the over-allotment and issued 700 shares of Preferred Stock, Series A-3 and 45 shares of Preferred Stock Series A-4 and 7.5 year warrants to purchase 421,687 and 28,482 shares of common stock at a fixed exercise price of $0.83 and $0.79, respectively

In November 2007, the Company commenced a private placement for the purpose of raising working capital for the Company’s operations. The private placement provided for the sale of up to $7 million of the Company’s common stock. The Company issued 2,936,321 shares of common stock for which proceeds of approximately $1.46 million were received, net of expenses of approximately $16,000. In addition, the Company issued five year warrants to purchase 1,468,161 shares of common stock exercisable at 120% of the closing price of the Company’s common stock the day before closing.

In 2008, another 7,050,582 shares of Common Stock was issued for which proceeds of $2,143,000 were received net of expense of $1,358. In addition, the Company issued five-year warrants to purchase 3,525,294 shares of Common Stock exercisable at 120% of the closing price of the Company’s Common Stock the day before closing. In July of 2008, the Company commenced another private placement that provided for the sale of up to $3.0 million of the Company’s Common Stock, for which 8,791,632 shares of Common Stock was issued, and proceeds of $1,392,500 were received net of expenses of $8,866. In addition, the Company issued five-year warrants to purchase 3,349,995 shares of common stock exercisable at 120% of the closing price of the Company’s Common Stock the day before closing.

In 2009, another 2,106,213 shares of Common Stock was issued, for which proceeds of $375,000 were received, net of expenses of $256. Five-year warrants to purchase 842,491 shares of Common Stock exercisable at 120% of the closing price of the Company’s Common Stock were issued as well in February and September of 2009, the Company commenced private placements that provided for the sale of up to $6,000,000 and $7,000,000, respectively. There were 36,545,136 and 6,793,604 shares of common stock issued for proceeds of $5,209,159 and $1,196,500 net of expenses of $5,198 and $0, respectively. In addition five year warrants to purchase 6,583,639 and 1,628,523 shares of Common Stock respectively, were issued. These warrants are exercisable at 120% of the closing price of the Company’s Common Stock the day before closing.

Summary of Contractual Obligations

As of December 31, 2009

	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
Contractual obligations:
Debt maturing within one year	$2,407,187	$--	$--	$--	$2,407,187
Capital leases	14,831	2,587	--	--	17,418
Operating leases	777,799	1,232,539	1,244,782	424,474	3,679,595
Minimum purchase commitments	25,000	--	--	--	25,000
Total contractual cash obligations	$3,224,817	$1,235,126	$1,244,782	$424,474	$6,129,200

Critical Accounting Policies and Estimates

The Company has identified the policies and significant estimation processes below as critical to the Company’s business operations and the understanding of the Company’s results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2009, included in this Annual Report on Form 10-K. The Company’s preparation of the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

The Company’s revenue is primarily derived from usage fees charged to carriers and corporations that terminate voice traffic over the Company’s network, and from the monthly recurring fees charged to customers that purchase the Company’s corporate products and services.

Variable revenue is earned based on the length (number of minutes duration) of a call. It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for doubtful accounts receivable and billing adjustments. Revenue for each customer is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to complete a timely and accurate analysis of revenue earned in a period. Consequently, the recorded amounts are generally accurate and the recorded amounts are unlikely to be revised in the future.

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

Additionally, the majority of the Company’s monthly recurring charges for corporate services are billed in advance. To the extent that revenue received from the customer is related to services in the current month, it is booked to the current month’s revenue. Any revenue received that is related to a future period is booked to deferred revenue, until the service is provided or the usage occurs.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate the Company’s accounts receivable and record an allowance for doubtful accounts, based on our history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established and payments are not expected to be received.

Cost of Revenues and Cost of Revenues Accrual

Cost of revenues is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for the Company’s carrier and corporate customers. The majority of the Company’s cost of revenues is thus variable, based upon the number of minutes actually used by the Company’s customers and the destinations they are calling. Cost of revenues also includes the monthly recurring cost of certain platform services purchased form other service providers, as well as the monthly recurring costs of broadband Internet access and/or private line services purchased from other carriers to meet the needs of the Company’s customers.

Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company’s network switches. During each period, the call activity is analyzed and an accrual is recorded for the revenues associated with minutes not yet invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses is associated with the facilities comprising the Company’s network backbone and the connectivity between the Company’s switch facilities and the network backbone. These expenses generally include hubbing charges at the our New York switching facility that allow other carriers to send traffic to our switch, as well as satellite and/or fiber optic cable charges to connect to international destinations. The Company’s fixed expenses also include monthly recurring charges associated with certain platform services purchased from other service providers and the monthly recurring costs associated with broadband Internet access and/or private line services purchased from other carriers to meet the needs of our corporate customers.

Intangible Assets and Goodwill Impairment Testing

Absent any circumstances that warrant testing at another time, the Company tests for goodwill and non-amortizing intangible asset impairment as part of the Company’s year-end closing process. Impairment losses are recorded when indicators of impairment are present based primarily upon estimated future cash flows.

Income Taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company is subject to income tax examinations by major taxing authorities for all tax years since inception. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements for the years ended December 31, 2009 and 2008. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued revised guidance related to the, accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under the previously provided guidance on, business combinations. Under the revised guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the revised guidance did not to have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued update to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard was effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance related to the. determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provides how to determine fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what previously issued guidance had provided as to the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the consolidated financial statements under current market conditions. Specifically, the guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The guidance became effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance related to the, Subsequent Events, which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements. The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements. Furthermore, this guidance identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the guidance during the second quarter of 2009, as required, and evaluated subsequent events through the filing date of this annual report.

In June 2009, the FASB issued guidance related to improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its consolidated financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of previously issued guidance related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the consolidated financial statements of the transferors. This new guidance must be applied as of January 1, 2010, the beginning of the Company’s first annual reporting period after November 15, 2009. Earlier application of this guidance is prohibited and must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective, the concept of a qualifying SPE is no longer relevant for accounting purposes. Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The disclosure provisions of the guidance should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of the new guidance is not currently expected to have a material effect on the Company’s consolidated financial statements.

 In June 2009, the FASB, issued replacement guidance related to The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, which confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company applied the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 did not have any substantive impact on the Company’s consolidated financial statements or related footnotes.

In January 2009, the FASB issued guidance which amends the impairment guidance in the issued guidance on, Recognition of Interest Income and Impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, to achieve more consistent determination of whether any other-than-temporary impairment (OTTI) has occurred. The guidance eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use, instead, the guidance requires that another-than-temporary impairment (OTTI) be recognized as a realized loss through earnings as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The guidance is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

·	Any obligation under certain guarantee contracts;
·	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
·	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position; and
·	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of December 31, 2009, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks that are inherent in its financial instruments. These instruments arise from transactions in the normal course of business.

As of December 31, 2009, the majority of the Company’s cash balances were held primarily in the form of a short-term highly liquid investment grade money market fund in a major financial institution. Due to the short-term nature of the Company’s investments, we believe that we are not subject to any material interest or market rate risks.

At December 31, 2009, all of the Company’s outstanding debt had fixed interest rates. As such, we are not subject to interest rate risk on any of our debt. As such, we currently believe that the Company’s interest rate risk is very low.

We currently do not conduct any significant amount of business in currencies other than the United States dollar. The Company does not currently have any other international subsidiaries that would provide foreign currency risk. However, in the future, we likely will conduct a larger percentage of our business in other foreign currencies that could have an adverse impact on the Company’s future results of operations.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements required by this Item are included in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedure

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the "Exchange Act") that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and President, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management, with the participation of the Company’s Chief Executive Officer and President, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives.

The Company’s Chief Executive Officer and President do not expect that the Company’s disclosure controls or the Company’s internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of the Company’s control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving the Company’s stated goals under all potential future conditions.

There have been no changes in the Company’s internal control over financial reporting that occurred during our fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of Fusion’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2009. This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Company’s Board of Directors and Executive Officers, together with their respective ages and certain biographical information are set forth below:

Name	Age	Position
Marvin S. Rosen	69	Chairman of the Board
Philip D. Turits	76	Secretary , Treasurer and Director
Matthew D. Rosen	38	Chief Executive Officer and Director
E. Alan Brumberger	69	Director
Julius Erving	59	Director
Evelyn Langlieb Greer	59	Director
Paul C. O’Brien	70	Director
Michael J. Del Giudice	66	Director
Christopher D. Brady	54	Director
Gordon Hutchins, Jr.	60	President, Chief Operating Officer, and Acting Chief Financial Officer
Jan Sarro	55	Executive Vice President – Corporate Services

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Mr. Rosen co-founded the Company in 1997. He has served as the Chairman of the Company’s Board of Directors since November 2004, Chairman of the Company’s Executive Committee since September 1999, Vice Chairman of the Board of Directors from December 1998 to November 2004 and has been a member of the Company’s Board since March 1998. He served as the Company’s Chief Executive Officer from April 2000 until March 2006. In 1983 he joined the international law firm of Greenberg Traurig as a Partner specializing as a Corporate Securities Lawyer active in many Public Offerings and Private Placements.  He remained an active practicing lawyer until 2000. At that point he became inactive and remained of Counsel until early 2009.  During his active time as a lawyer he was involved in Private Placements and Public Offerings. Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 until January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Memorial and Terremark Worldwide, Inc. and previously was Budget and Finance Chairman for the Summit of the Americas and Chairman of the Florida Housing Finance Agency. Mr. Rosen is also a Principal with Diamond Edge Capital Partners, L.L.C. Mr. Rosen’s son, Matthew, is the Company’s current Chief Executive Officer, and serves on the Company’s Board of Directors.

Philip D. Turits, Secretary, Treasurer, and Director

Mr. Turits co-founded the Company in 1997 and has served as a Director since September 1997, Secretary since October 1997, Treasurer since March 1998, and Vice Chairman from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company and prior to 1991, he served as President and Chief Executive Officer of Continental Chemical Company. Mr. Turits is also a Sr. Managing Director for West End Financial Advisors, a company related to West End Special Opportunities Fund II, a principal stockholder of the Company.

Matthew D. Rosen, Chief Executive Officer and Director

Mr. Rosen has served as a Director since May 2005 and has been the Company’s Chief Executive Officer since March of 2006. He served as President, from March 2006 until March 2008 and Chief Operating Officer from August 2003 to March 2006, Executive Vice President and Chief Operating Officer between February 2002 and August 2003, Executive Vice President and President of Global Operations between November 2000 and January 2002 and as President of US Operations between March 2000 and November 2000. From 1998 to 2000, he held various management positions including President of the Northwest and New England Operations for Expanets, a $1.3 billion integrated network communications service provider. From 1996 to 1998 he was Corporate Director of Operations for Oxford Health Plans, a $4 billion health care company, where he worked on developing and executing turnaround strategies. Prior to his role as Corporate Director of Operations, Mr. Rosen held an executive position in a start-up healthcare technology subsidiary of Oxford where he played an integral part in developing strategy and building its sales, finance and operations departments. Prior to Oxford, Mr. Rosen was an investment banker in Merrill Lynch’s corporate finance department. Mr. Rosen is the son of the Company’s Chairman of the Board, Marvin Rosen.

E. Alan Brumberger, Director

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

Julius Erving, Director

Mr. Erving has served as a Director since June 2003. Mr. Erving is President of the Erving Group. Mr. Erving was employed by the National Broadcasting Company between December 1994 and June 1997, and by the National Basketball Association between 1987 and September 1997. Mr. Erving is a Trustee of the Basketball Hall of Fame.

Evelyn Langlieb Greer, Director

Ms. Greer has served as a Director since January 1999. Ms. Greer is the President of Greer Properties, Inc., a Florida-based commercial real estate development company she founded in 1976 which develops and operates shopping centers, and is a partner in the law firm of Hogan, Greer & Shapiro, P.A.  Ms. Greer serves on the Board of Directors and Executive Committee of the Adrienne Arsht Performing Arts Center of Miami-Dade County, on the Board of Teachers for America-Miami, on the Board of The Company’s Kids, Inc. and as a member of the Miami-Dade Cultural Affairs Council.  She is Vice Chair of the Columbia Law School Board of Visitors, was  a Director of City National Bank of Florida, N.A. from 2000 to 2008 and was a member of the Board of Trustees of Barnard College from 1994 to 2004.  From 2004 to 2008, Ms. Greer was an elected member of the Miami-Dade County School Board, the 4th largest school system in the United States, and from 1996-2004 she served as the first Mayor of the Village of Pinecrest, Florida.

Paul C. O’Brien, Director

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

Michael J. Del Giudice, Director

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

Christopher D. Brady, Director

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

Gordon Hutchins, Jr., President, Chief Operating Officer, and Acting Chief Financial Officer

Mr. Hutchins has served as President and Chief Operating Officer since March 2008 and Acting Chief Financial Officer since January 15, 2010. Mr. Hutchins served as the Company’s Executive Vice President — Operations from December 2005 to March 2008. Prior to his employment with Fusion, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a $100 M telecommunications carrier. Prior to SwissFone, Mr. Hutchins was President and Chief Executive Officer of STAR Telecommunications, Inc., an $800 M international telecommunications carrier, where he was hired to lead the company’s restructuring following the filing of its bankruptcy petition. Mr. Hutchins has also served since 1989 as President and CEO of GH Associates, Inc., a management-consulting firm that he founded. In this capacity, he has consulted to over 100 small and large telecommunications companies throughout the world, and has held ten interim CEO/COO roles with client companies. As an entrepreneur, Mr. Hutchins also founded Telecom One, Inc., a nationwide long distance carrier that he sold to Broadwing Communications Inc., and TCO Network Services, Inc., a local wireless services carrier purchased by Winstar Communications, Inc. During his early career, Mr. Hutchins served as President and CEO of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation, and AT&T.

Jan Sarro, Executive Vice President - Corporate Services

Ms. Sarro has served as Executive Vice President — Corporate Services since March 2008. Ms. Sarro served as the Executive Vice President of Carrier Services from April 2005 to March 2008, and as Vice President of Sales and Marketing since March 2002. Prior to joining us, Ms. Sarro was the President of the Americas for Viatel, Inc., a global, facilities-based communications carrier and has over 20 years of experience in developing telecommunications solutions for international businesses and carriers worldwide. At Viatel, Ms. Sarro grew annual carrier revenues from $20 M to $160 M in under two years, and built a $140 M sales organization to market Internet access, corporate networks, and international voice services to multinational corporations in the United States and Latin America. Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, the international record carriers, FTC Communications and TRT Communications, and WorldCom.

Board of Directors

Our Bylaws provide that the number of members of the Company’s Board shall be not less than seven (7) nor more than seventeen (17) and that a Director’s term extends from the date of his or her election at each Annual Meeting of Stockholders, until the Company’s next Annual Meeting of Stockholders. In the case of appointment to fill vacancies or newly created Directorships, the term shall conclude at the Company’s next Annual Meeting of Stockholders.

There are currently nine (9) Directors on the Board. During 2009, two (2) of the Company’s Directors resigned to assume positions in the Obama Administration. Mr. Fred P. Hochberg, who served as a valuable member of the Board since 2004, resigned in order to accept his appointment by the Obama Administration as President and Chairman of the Export—Import Bank of the United States. In addition, Mr. Raymond E. Mabus, who served as a valuable member of the Board since 1999, resigned in order to accept his appointment by the Obama Administration as Secretary of the Navy.

Committees of The Board

The Board has established a Compensation and Nominating Committee, a Strategic and Investment Banking Committee, and an Audit Committee (collectively the “Committees”) to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of the Committees and their current members are set forth below:

Compensation and Nominating Committee

The Company’s Compensation and Nominating Committee’s (the “Compensation Committee”) main functions are (i) to review and recommend to the Company’s Board of Directors, compensation and equity plans, policies and programs and approve Executive Officer compensation, and (ii) to review and recommend to the Company’s Board of Directors the nominees for election as Directors of the Company and to review related Board of Directors development issues including succession planning and evaluation. The members of the Company’s Compensation Committee are Michael J. Del Giudice– Chairman, Paul C. O'Brien, and Julius Erving each of whom is a non-employee member of the Company’s Board. The Company’s Board has determined that each of the Directors serving on the Company’s Compensation Committee is independent within the existing standards of the NYSE Amex LLC Company Guide. The charter of the Company’s Compensation Committee may be accessed on our web site at www.fusiontel.com.

The Compensation Committee has not established any procedures for the recommendation or selection of Director Nominees by the Company’s Stockholders. While the Company believes Stockholder input is valuable and therefore intends to consider a procedure for Stockholders to propose director nominees for the Company’s Board, the Board has deferred adopting such a procedure pending a final ruling by the SEC on their Proposed Rule 14a-11, which proposes specific requirements to facilitate Director nominations by Stockholders (that may, among other things, prohibit stockholders from adopting a bylaw that opts out of the Proposed Rule 14a-11 regime, even if desired by stockholders). The Compensation Committee held one meeting during 2009.

Strategic and Investment Banking Committee

The members of the Company’s Strategic and Investment Banking Committee (the “Strategic Committee”) are Marvin S. Rosen – Chairman, E. Alan Brumberger, Michael Del Giudice, and Philip D. Turits. The Company’s Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of possible acquisitions and mergers. There is not a written charter for the Strategic Committee, however, the Strategic Committee receives its instructions from the Board of Directors.

Audit Committee

The Company’s Audit Committee’s main function is to oversee the Company’s accounting and financial reporting processes, internal systems of control, independent accountant relationships, the audits of the Company’s financial statements, and the Company’s compliance with the Sarbanes-Oxley Act of 2002. This Committee’s responsibilities include, among other things:

•	reviewing the Company’s annual audited financial statements with the Company’s management and the Company’s independent accountants and the adequacy of the Company’s internal accounting controls
•

reviewing analyses prepared by the Company’s management and independent accountants concerning significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements;

•	reviewing the Company’s auditing and accounting principles and practices with the independent accountants and reviewing major changes to the Company’s auditing and accounting principles and practices as suggested by the independent accountant or the Company’s management;
•	selecting and recommending the appointment of the independent accountant to the Board of Directors, which firm is ultimately accountable to the Audit Committee and the Board of Directors; and
•	approving professional services provided by the independent accountant, including the range of audit and non-audit fees.

The members of the Company’s 2009 Audit Committee are Paul C. O'Brien – Chairman, Michael Del Giudice, and Julius Erving, each of whom is a non-employee member of the Company’s Board. Michael Del Giudice is the Company’s Audit Committee Financial Expert as currently defined under SEC Rules. The Company’s Board has determined that each of the Directors serving on the Company’s Audit Committee is independent within the meaning of the Rules of the SEC and within the existing standards of the NYSE Amex LLC Company Guide.

The Audit Committee had received the written disclosures and the letter from the independent account required of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committed concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Our Audit Committee’s Charter may be accessed on our web site www.fusiontel.com, within the Investors Corporate Governance section.

Code of Conduct and Ethics

On November 1, 2004, the Company’s adopted a Corporate Code of Conduct and Ethics applicable to all members of the Company’s Board, Officers, and employees, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on the Company’s web site at www.fusiontel.com under the Corporate Governance directory within the sub-section “Investors” tab. Disclosure regarding any amendments to or waivers from, provisions of the Code of Conduct and Ethics that apply to the Company’s Directors, Principal Executive, and Financial Officer will be publicly disclosed and will be posted on the Company’s web-site.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires disclosure from every person who is directly or indirectly the beneficial owners of more than ten (10) percent of any class of any equity security (other than an exempted security) which is registered pursuant to Section 12, or is a Director or an Officer of the issuer of such security, by filing the statements required by Section 16 of the Exchange Act.

As of the fiscal year ended December 31, 2009, based solely upon the Company’s review of Forms 3, 4, 5 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and any written representation from a reporting person that no Form 5 is required, we believe that no reporting person failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or a prior year, except that Rachel L. Mellon and Angela Arabov did not timely file a Form 3 with the SEC in 2008.

Item 11. Executive Compensation.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for the Company’s principal executive officer, the next two (2) highest compensated executive officers other than our principal executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer at December 31, 2009. The value attributable to any option awards is computed in accordance with FAS 123R.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
Matthew D. Rosen Chief Executive Officer	2009	$350,000	$--	$143,379	$3,157	$496,536
	2008	$350,000	$--	$288,269	$3,157	$641,426
Gordon Hutchins, Jr. President, Chief Operating Officer, and Acting Chief Financial Officer	2009	$220,000	$--	$59,392	$387	$279,779
	2008	$220,000	$--	$113,626	$387	$334,013
Barbara Hughes Chief Financial Officer(4)	2009	$175,000	$--	$16,632	$387	$192,019
	2008	$175,000	$--	$33,988	$387	$209,375

(1)	Included in this column are amounts earned, though not necessarily received, during the corresponding fiscal year.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with FASB ASC Topic 718, of awards pursuant to the Company’s 1998 Stock Option Plan and may include amounts from awards granted both in and prior to 2009. Assumptions used in the calculation of these amounts are included in Notes 2 and 14. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting c onditions.
(3)	Represents life insurance.
(4)	Ms. Hughes left the Company’s employment in January of 2010.

Employment Agreements, Termination Of Employment and Change-In-Control Arrangement

We currently have an employment agreement in place with Mr. Matthew Rosen, the Company’s Chief Executive Officer. Mr. Rosen's employment agreement was initiated on November 11, 2004, and amended on March 16, 2006 to extend the term until September 30, 2008, provided that the term shall extend for an additional one year unless terminated by either side on 90 days notice. The Board of Directors met on March 19, 2010 and voted to extend this contract for an additional year, which will now extend the term until September 30, 2010. The agreement provides for an annual salary of not less than $350,000, with a minimum annual bonus equal to 25% of his annual salary. In the event that we achieve a positive EBITDA for two successive quarters, he will be paid a one-time bonus equal to 50% of his annual salary then in effect. In the event that the employment is terminated without cause, including by change of control, the agreement provides that Mr. Rosen will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus and a lump sum of 200% of his base salary and 200% of his highest annual bonus for the three years preceding his termination. If that had occurred on December 31, 2009, the amount due to Mr. Rosen would have been $925,000. The agreement also provides for a one year non-compete provision. In the event of a sale of the company for an amount in excess of $100 million, Mr. Rosen would receive a bonus equal to 2% of proceeds between $100 million and $200 million, 3% of proceeds between $200 million and $300 million, 4% of proceeds between $300 million and $400 million, and 5% of proceeds over $400 million. Mr. Rosen has voluntarily waived his bonus opportunity since December of 2006, pending improvement in the Company's financial position. In 2009, Mr. Rosen also received options to purchase 350,000 shares of common stock with an exercise price of $0.11/share. These options will vest over three (3) years and have a ten (10) year life.

Mr. Gordon Hutchins, Jr. serves as President, Chief Operating Officer, and Acting Chief Financial Officer of the Company. Mr. Hutchins does not have a written employment agreement with the Company. His promotion to President and Chief Operating Officer on March 26, 2008 provided for an increase in his annual salary from $220,000 to $250,000, and he will retain a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics. Mr. Hutchins has voluntarily waived his increase in his annual salary since March 2008, pending improvement in the Company’s financial position. In 2009, Mr. Hutchins received options to purchase 200,000 shares of common stock with an exercise price of $0.11/share. These options will vest over three (3) years and have a ten (10) years life.

Ms. Barbara Hughes served as the Chief Financial Officer of the Company until January 2010, at which time her position was temporarily eliminated, and she left the Company. Ms. Hughes did not have a written employment agreement and her annual salary was $175,000. In 2009, Ms. Hughes also received options to purchase 75,000 shares. The options expire in January 2011.

The Compensation of each officer is determined by negotiations between the Compensation Committee and those executive officers that are subject to approval by the Compensation Committee and the Board of Directors.

2009 Director Compensation

Our Directors do not receive cash compensation for their services on the Company’s Board or Board committees; however, we reimburse our Directors for out-of-pocket expenses associated with their attendance at Board of Directors’ Meetings and we grant Directors options under our stock option plans as compensation for their services.

Director Compensation

The following table provides information relating to compensation paid to the Company’s Directors for the 2009 fiscal year.

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total (4)
Marvin S. Rosen	$—	$—	$699 (2)	$—	$—	$—	$699
E. Alan Brumberger	$—	$—	$699 (2)	$—	$—	$—	$699
Michael J. Del Giudice	$—	$—	$699 (2)	$—	$—	$—	$699
Julius Erving	$—	$—	$699 (2)	$—	$—	$—	$699
Evelyn Langlieb Greer	$—	$—	$699 (2)	$—	$—	$—	$699
Fred Hochberg (4)	$—	$—	$699 (2)	$—	$—	$—	$699
Raymond E. Mabus (5)	$—	$—	$699 (2)	$—	$—	$—	$699
Paul C. O'Brien	$—	$—	$699 (2)	$—	$—	$—	$699
Philip D. Turits	$—	$—	$699 (2)	$—	$—	$—	$699
Christopher D. Brady	$—	$—	$699 (2)	$—	$—	$—	$699

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with FASB ASC Topic 718, of awards pursuant to the Company’s 2009 Stock Option Plan and may include amounts from awards granted both in and prior to 2009.

(2)

Each active Director, as of March 26, 2009, was granted options to purchase 20,000 shares of the Company’s Common Stock, under the Company’s 2009 Stock Option Plan. These options have an exercise price per share of $0.11. The options granted to Directors, were the standard annual amount of options granted annually to Directors in lieu of other compensation. The grant date fair value computed in accordance with FASB ASC Topic 718 for 20,000 options granted to each Director amounted to $699.

(3)	The table does not include reimbursement for out of pocket expenses associated with their attendance at the Board of Directors’ Meetings.
(4)	Fred Hochberg resigned from the Board of Directors effective May 16, 2009.
(5)	Mr. Raymond Mabus resigned from the Board of Directors effective May 18, 2009.

We have an informal verbal agreement with Mr. John H. Sununu, the Chairman of the Company’s Advisory Board, pursuant to which Mr. Sununu will be compensated for any international business relationships, which Mr. Sununu assists us in developing. The amount, form and terms of any such compensation will depend on the business relationship developed and will be negotiated at the time any such relationship is developed.

Stock Option Plans

The Company’s Board of Directors adopted the 1998 Stock Option Plan in May 1998, re-approved the Plan in November 1999, and in February 2000, the Company’s Stockholders approved the Plan. In July 2007, the numbers of shares of Common Stock available for issuance under the Company’s Plan were increased from 4,000,000 to 7,000,000. While the 1998 Stock Option Plan has terminated, the plan will remain in effect until outstanding options to purchase an aggregate of 4,113,935 shares of common stock under the plan are either exercised or expire. The terms and conditions of the 1998 Stock Option Plan are substantially similar to the terms and conditions of the 2009 Stock Option Plan described in detail below.

Subsequently, in March 2009, the Board adopted the 2009 Stock Option Plan and in December 2009, the Company’s Stockholders approved the new plan. The 2009 Stock Option Plan is valid for a term of 10 years from the dated of approval by the Board of Directors, and the number of shares that were approved for issuance under the Plan are 7,000,000. The options granted under the Plan may be either incentive stock options or non-statutory options. Following the adoption of the 2009 Plan, all future options will be issued under the 2009 Stock Option Plan. Except as set forth above, both Plans are identical as described below. The 2009 Stock Option Plan was approved at the December 17, 2009, Annual Meeting of Stockholders.

The purposes of the Plan are: (i) to enable us to attract and retain qualified and competent employees and to enable such persons to participate in the Company’s long-term success and growth by giving them an equity interest in the Company; (ii) to enable us to use grants of Stock options in lieu of all or part of cash fees for Directors who are not Officers or employees, thereby aligning the Directors' interests with that of the Stockholders; and (iii) to provide consultants and advisors with options, thereby increasing their proprietary interest in us. Employees and Directors are eligible to be granted awards under the Plan. Consultants and advisors to Fusion are eligible to be granted awards under the Plan if their services are of a continuing nature or otherwise contribute to the Company’s long-term success and growth.

The Plan is administered by the Compensation and Nominating Committee of the Board of Directors. The Committee may adopt, alter, or repeal any administrative rules, guidelines, and practices for carrying out the purposes of the Plan, and its determination, interpretation, and construction of any provision of the Plan are final and conclusive. The Committee has the right to determine, among other things, the persons to whom awards are granted, the terms and conditions of any awards granted, the number of shares of Common Stock covered by the awards, and the exercise prices and other terms thereof.

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

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options, (#) exercisable	Number of securities underlying unexercised options, (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration dates	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)

Matthew D. Rosen	62,413	0	0	$3.15	7/13/2014	0	0	0	0
	62,143	0	0	$4.38	7/13/2014	0	0	0	0
	218,572	0	0	$4.38	7/13/2014	0	0	0	0
	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	132,858	0	0	$2.46	3/6/2016	0	0	0	0
	160,000	0	0	$2.28	6/15/2016	0	0	0	0
	233,334	116,666	0	$0.69	3/28/2017	0	0	0	0
	116,667	233,333	0	$0.31	3/25/2018	0	0	0	0
	0	350,000	0	$0.11	3/25/2019	0	0	0	0
Total	1,093,129	699,999

Gordon Hutchins, Jr.	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	17,858	0	0	$2.65	3/6/2016	0	0	0	0
	116,667	58,333	0	$0.69	3/28/2017	0	0	0	0
	66,667	133,333	0	$0.31	3/25/2018	0	0	0	0
	0	200,000	0	$0.11	3/25/2019	0	0	0	0
Total	308,334	391,666

Barbara Hughes	8,215	0	0	$3.15	7/13/2014	0	0	0	0
	8,215	0	0	$4.38	7/13/2014	0	0	0	0
	7,281	0	0	$4.38	7/13/2014	0	0	0	0
	24,862	0	0	$4.38	7/13/2014	0	0	0	0
	20,000	0	0	$6.45	2/8/2015	0	0	0	0
	40,000	0	0	$2.46	12/21/2015	0	0	0	0
	40,000	20,000	0	$0.69	3/28/2017	0	0	0	0
	25,000	50,000	0	$0.31	3/25/2018	0	0	0	0
	0	75,000	0	$0.11	3/26/3019	0	0	0	0
Total	173,573	145,000

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of the Company’s Common Stock as of the date of this report, by:

•	each person who beneficially owns more than 5% of the Company’s Common Stock
•	each of the Company’s Directors, Director nominees and Named Executive Officers (within the meaning of Item 402(a)(3) of Regulation S-K) individually; and
•	all Named Executive Officers and Directors as a group

Beneficial ownership is determined under the rules of the SEC. These rules deem Common Stock subject to options currently exercisable, or exercisable within sixty (60) days, to be outstanding for purposes of computing the percentage ownership of the person holding the options or of a group of which the person is a member, but these rules do not deem the Stock to be outstanding for purposes of computing the percentage ownership of any other person or group. To the Company’s knowledge, the persons named in the table, and the notes hereto, have sole voting and sole investment control with regard to all shares beneficially owned.

Name and Address (**) Of Beneficial Owners		Number Of Shares Beneficially Owned	Percentage Of Common Stock
Christopher D. Brady	(1)	20,000	*
E. Alan Brumberger	(2)	1,332,967	1.3%
Julius Erving	(3)	117,411	*
Michael Del Giudice	(4)	976,312	1.0%
Evelyn Langlieb Greer	(5)	242,127	*
Gordon Hutchins, Jr.	(6)	479,182	*
Paul C. O’Brien	(7)	223,537	*
Marvin S. Rosen	(8)	12,948,921	12.7%
Matthew D. Rosen	(9)	1,445,379	1.4%
Jan Sarro	(10)	249,362	*
Philip D. Turits	(11)	11,073,335	10.9%
All Directors and Executive Officers as a group		29,088,533	27.1%
West End Special Opportunity Fund II LP	(12)	18,689,966	19.8%

* Less than 1% of outstanding shares.

** Unless otherwise indicated all addresses are c/o Fusion Telecommunications International, Inc. 420 Lexington Avenue, Suite 1718, New York, NY 10170.

(1) Includes 20,000 shares of Common Stock issuable upon the exercise of options.

(2) Includes (i) 10,715 shares of Common Stock held by Trusts for which his Wife serves as Trustee, (ii) 18,037 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1 and A-2, (iii) 60,000 shares of Common Stock issuable upon the exercise of options, and (iv) 131,281 shares of Common Stock issuable upon exercise of Redeemable Common Stock Purchase Warrants.

(3) Includes (i) 60,000 shares of Common Stock issuable upon the exercise of options, (ii) 29,940 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1, and (iii) 14,971 Redeemable Common Stock Purchase Warrants.

(4) Includes (i) 60,000 shares of Common Stock issuable upon the exercise of options, (ii) 241,045 Redeemable Common Stock Purchase Warrants of which 197,430 are held in the name of Catskill Investor Group, LLC, and (iii) 230,872 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1 held in the name of Catskill Investor Group, LLC.

(5) Includes (i) 101,715 shares of Common Stock held by a trust for which she serves as trustee, (ii) 74,424 Redeemable Common Stock Purchase Warrants, (iii) 60,000 shares of Common Stock issuable upon the exercise of options, and (iv) 5,988 shares of Common Stock issuable upon the exercise of Convertible Preferred Stock Series A-1.

(6) Includes (i) 434,000 shares of Common Stock issuable upon the exercise of options, (ii) 30,121 shares of Common Stock issuable upon the exercise of Preferred Stock Series A-2, and (iii) 15,061 Redeemable Common Stock Warrants.

(7) Includes (i) 60,000 shares of Common Stock issuable upon the exercise of options, (ii) 59,880 shares of Common Stock issuable upon conversion of Preferred Stock Series A-1, and (iii) 31,275 Redeemable Purchase Stock Warrants.

(8) Includes (i) 2,428,246 Redeemable Common Stock Purchase Warrants, (ii) 60,000 shares of Common Stock issuable upon the exercise of options, and (iii) 60,061 shares of Common Stock issuable upon exercise of Convertible Stock Series A-1 and A-2, and (iv) 80,500 shares of Common Stock held by Delaware Trust Custodian IRA of Mr. Rosen.

(9) Includes (i) 1,327,358 shares of Common Stock issuable upon the exercise of options, (ii) 35,965 shares of Common Stock issuable upon exercise of Convertible Preferred Stock Series A-1 and A-2, and (iii) 17,984 Redeemable Common Stock Warrants.

(10) Includes (i) 231,288 shares of Common Stock issuable upon the exercise of options, (ii) 12,049 shares of Common Stock issuable upon exercise of Convertible Preferred Stock A-2, held by her husband, and (iii) 6,025 Redeemable Common Stock Purchase Warrants, held by her husband.

(11) Includes (i) 10,715 shares of Common Stock held by a trust for which he serves as Trustee, (ii) 2,162,296 Redeemable Common Stock Purchase Warrants, (iii) 60,000 shares of Common Stock issuable upon the exercise of options, (iv) 51,117 shares of Common Stock issuable upon exercise of Convertible Preferred Stock A-1 and A-2, and (v) 4,286 shares of Common Stock held by his wife. Mr. Turits has granted certain individuals options to purchase an aggregate of 50,000 shares of his Common Stock.

(12) Includes (i) 18,689,966 shares of Common Stock and (ii) 1,197,320 Redeemable Common Stock Purchase Warrants. The address provided by the named Stockholder is 70 East 55th Street, New York, NY 10022.

Equity Compensation Plans

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect for Year Ended December 31, 2009:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance
1998 Stock Option Plan, equity compensation plans approved by security holders	3,579,274	$1.72	--
2009 Stock Option Plan, equity compensation plans approved by security holders	1,327,500	$0.11	5,672,500
Total	4,906,774	$1.26	5,672,500

Item 13. Certain Relationships, Related Transactions, and Director Independence

Officer and Director Loans to Company

On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors, Philip Turits and Marvin Rosen. These loans are evidenced by three (3) promissory notes each of which is payable in 24 equal monthly installments of principal and interest at the rate of ten percent (10%) per annum, commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. As of December 31, 2009, approximately $142,000 remains due under these promissory notes and the Company has not received a demand for payment.

During 2008, the Company borrowed an aggregate of $590,000 from two Directors, Philip Turits and Marvin Rosen, evidenced by ten (10) promissory notes, which matured at different dates throughout 2008 and bear interest at the rate of ten percent (10%) per annum. During the year ended December 31, 2008, $80,000 was repaid. Each promissory note provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay these promissory notes on the maturity date; however, no lender has made a demand for payment. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. At December 31, 2009, approximately $275,000 remains due under these promissory notes.

During 2009, the Company borrowed an aggregate of $1,700,130 from two Directors, Philip Turits and Marvin Rosen, evidenced by twenty (20) promissory notes, which mature at various dates throughout 2009 and bear interest at rates ranging from three percent (3%) to ten percent (10%) per annum. In the event that a note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will become payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. At December 31, 2009, $1,140,030 remains outstanding under these promissory notes. On August 31, 2009, September 16, 2009, and November 18, 2009 these two Directors converted $400,000, $250,000, and $395,000 evidenced by these notes into 4,444,446, 2,083,334, and 2,468,750 shares of Common Stock and 667,335, 416,668 and 493,750 Warrants, respectively. The Warrants are exercisable for five-years at 120% of the closing price of the Company’s Common Stock the business day before closing. On August 31, 2009, the Company and Marvin S. Rosen agreed to amend and restate two promissory notes originally issued August 7, 2009 (evidencing $105,000) and August 18, 2009 (evidencing $85,267.81), respectively (the “Amended Notes”). Each of the Amended Notes (a) is payable on demand, (b) bears interest on the unpaid principal amount at the rate of 8% per annum and (c) grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.

During 2008, the Company borrowed an aggregate of $1,760,000 from West End Special Opportunities Fund II, a stockholder of the Company. Philip D. Turits, our Secretary , Treasure, and a Director, is a Sr. Managing Director of West End Financial Advisors, a related company. These loans were evidenced by nine (9) promissory notes bearing interest at rates ranging from ten percent (10%) to thirteen percent (13%) per annum with maturities extending through February 2010. During 2008, the Company repaid two (2) of these promissory notes ($250,000) and converted two (2) additional promissory notes ($400,000) into 2,222,223 shares of Common Stock and 888,890 Warrants to purchase one (1) share of Common Stock. The Warrants are exercisable for five years at 120% of the closing price of the Company’s Common Stock the business day before closing. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable.

During 2009, the Company borrowed an aggregate of $1,410,000 from West End Special Opportunities Fund II, a shareholder of the Company. These loans are evidenced by twelve (12) promissory notes, each bearing an interest rate of twelve percent (12%) per annum with maturities extending through June 2010. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. On September 13, 2009, West End Special Opportunity Fund II, converted all of its outstanding 2008 and 2009 notes and interest totaling $2,695,159 into 14,973,106 shares of Common Stock. Primarily as a result of the foregoing, West End Special Opportunities Fund II beneficially owns 18,689.966 shares or approximately 19.8% of our Common Stock. During 2008 and 2009, four of our executive officers personally invested an aggregate of approximately $4,085,400 in other West End Funds, the substantial majority of which was invested by Marvin Rosen and Philip Turits. These four executive officers continue to be investors in those funds.

On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Marvin Rosen, Chairman of the Board of Directors, is a member. This loan is evidenced by a promissory note, which matures on July 20, 2009 and bears an interest rate of eight percent (8%) per annum. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s accounts receivable. On July 20, 2009, the note became a demand note and at December 31, 2009, this note remains outstanding.

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

Director Independence

The Company applies the standards of NYSE Amex LLC (the “Exchange”), for determining the independence of the members of its Board of Directors and Board committees. Based upon its application of those standards, the Board of Directors has determined that the following members of the Company’s Board of Directors (and committee members, as applicable) are independent:

E. Alan Brumberger

Julius Erving

Evelyn Langlieb Greer

Paul C. O'Brien

Michael J. DelGiudice

Christopher D. Brady

Item 14. Principal Accounting Fees and Services

The aggregate fees billed to the Company for the years ended December 31, 2009 and 2008, by the Company’s principal accounting firm Rothstein, Kass & Company, P.C. are as follows:

Audit Fees: The aggregate fees billed for professional services rendered by Rothstein, Kass & Company, P.C. for the years ended December 31, 2009 and 2008, were approximately $147,000 and $187,500, respectively. These professional services included fees associated with the audit of the Company’s annual financial statements and reviews of the Company’s 2008 quarterly financial statements and certain 2007 quarterly financial statements.

Tax Related Fees:   There were no fees for tax-related services for the years ended December 31, 2009 and 2008. The Company obtains tax related services from an accounting firm other than Rothstein, Kass & Company, P.C.

All Other Fees:   There were no fees for other services that were not included in the three categories above during the years ended December 31, 2009 and 2008.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)     (1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a)     (2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts is included hereto. All other financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

(a)     (3) Exhibits.

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

10.39	Form of Subscription Agreement (5)
10.40	Form of Warrant (5)
10.41	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock (5)
14	Code of Ethics of Registrant (8)
21.1	List of Subsidiaries (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

     *        Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.     **      Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

     (1)      Filed as Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005 and incorporated herein by reference.

     (2)      Filed as Exhibit to or Annual Report on Form 10-K filed March 31, 2005 and incorporated herein by reference.

     (3)      Filed as Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

     (4)      Filed herewith.

     (5)      Filed as Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

     (6)      Filed as Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference.

     (7)      Filed as Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and

incorporated herein by reference.

     (8)      Filed as Exhibit to the Company’s Current Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.

     (9)      Identical to Certificate of Rights and Preferences of Series A-2 Preferred Stock filed as exhibit on Form 8-K on May 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 25, 2010	By: /s/ MATTHEW D. ROSEN Matthew D. Rosen Chief Executive Officer

Date: March 25, 2010	By:/s/ GORDON HUTCHINS, JR. Gordon Hutchins, Jr. President, Chief Operating Officer, and Acting Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
31.2	Certification of the President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.CEO
32.2	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, CFO

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

1. Nature of Operations

2. Summary of Significant Accounting Policies

3. Going Concern and Liquidity

4. Intangible Assets

5. Prepaid Expenses and Other Current Assets

6. Property and Equipment

7. Restricted Cash

8. Discontinued Operations

9. Accounts Payable and Accrued Expenses

10. Long-Term Debt and Capital Lease/Equipment Financing Obligations

11. Income Taxes

12. Commitments and Contingencies

13. Equity Transactions

14. Settlements of Debt

15. Profit Sharing Plan

16. Concentrations

17. Segment Information

18. Selected Quarterly Results (Unaudited)

19. Subsequent Events

SCHEDULE II

Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 24, 2010

Consolidated Balance Sheets

	December, 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$99,019	$427,433
Accounts receivable, net of allowance for doubtful accounts of approximately $539,000 and $636,000 in 2009 and 2008, respectively	2,500,319	3,240,670
Restricted cash, current portion	168,176	--
Prepaid expenses and other current assets	130,647	261,863
Assets held for sale	6,513	--
Current assets from discontinued operations	32,283	302,533
Total current assets	2,936,957	4,232,499
Property and equipment, net	1,664,583	3,829,669
Other assets:
Security deposits	23,008	50,241
Restricted cash, net of current portion	248,390	416,566
Intangible assets, net	489,294	810,908
Other assets	62,119	127,908
Total other assets	822,811	1,405,623
TOTAL ASSETS	$5,424,351	$9,467,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Long-term debt, current portion – non-related parties	$725,000	$1,375,000
Long-term debt, current portion – related parties	1,682,187	987,992
Capital lease/equipment financing obligations, current portion	14,831	122,960
Escrow payable	321,418	--
Accounts payable and accrued expenses	9,263,872	10,039,015
Current liabilities from discontinued operations	360,294	261,972
Total current liabilities	12,367,602	12,786,939
Long-term liabilities:
Long-term debt, net of current portion - non-related parties	--	960,000
Capital lease/equipment financing obligations, net of current portion	2,587	--
Other long-term liabilities	336,815	485,431
Total long-term liabilities	339,402	1,445,431
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,995 shares issued and outstanding in 2009 and 2008, respectively	80	80
Common stock, $0.01 par value, 175,000,000 shares authorized, 92,543,932 and 45,750,003 shares issued and outstanding in 2009 and 2008, respectively	925,440	457,500
Capital in excess of par value	130,984,766	124,384,568
Accumulated deficit	(139,192,939)	(129,606,727)
Total stockholders’ deficit	(7,282,653)	(4,764,579)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,424,351	$9,467,791
See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
Revenues	$40,938,615	$49,498,727	$53,484,830
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	37,553,727	46,437,810	49,587,323
Depreciation and amortization	1,361,798	1,819,112	1,650,987
Loss on impairment of long-lived assets	243,000	129,232	--
Selling, general and administrative expenses (includes approximately $342,000, $617,000 and $544,000 of stock-based compensation for 2009, 2008 and 2007, respectively)	9,216,292	10,515,377	11,333,093
Advertising and marketing	$42,704	$50,576	85,493
Total operating expenses	48,417,522	58,952,107	62,656,895
Operating loss	(7,478,907)	$(9,453,379)	(9,172,065)
Other income (expenses):
Interest income	4,233	$10,814	71,950
Interest expense	(387,460)	(327,113)	(88,993)
Gain on settlements of debt	12,758	659,991	618,885
Other	(62,043)	(56,925)	851,299
Total other income (expenses)	(432,512)	286,766	1,453,141
Income (loss) from continuing operations	(7,911,419)	(9,166,613)	(7,718,924)
Discontinued operations:
Loss from discontinued operations	(1,674,793)	(6,433,448)	(4,949,346)
Net loss	$(9,586,212)	$(15,600,061)	$(12,668,270)
Loss applicable to Common Stockholders:
Loss from continuing operations	$(7,911,419)	$(9,166,613)	$(7,718,924)
Preferred stock dividends in arrears	(639,600)	(641,352)	(522,815)
Net loss from continuing operations applicable to common stockholders:	(8,551,019)	(9,807,966)	(8,241,740)
Income (loss) from discontinued operations	(1,674,793)	(6,433,448)	(4,949,346)
Net loss applicable to Common Stockholders	$(10,225,812)	$(16,241,414)	$(13,191,086)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.13)	$(0.26)	$(0.30)
Loss from discontinued operations	(0.03)	(0.17)	(0.18)
Net loss applicable to Common Stockholders	$(0.16)	$(0.44)	$(0.48)
Weighted average common shares outstanding:
Basic and diluted	$65,475,687	$37,274,411	$27,314,196

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Preferred Stock	Common Stock	Capital In Excess Of Par Value	Accumulated Deficit	Stockholders' Equity (Deficit)
Balances, January 1, 2007	$39	$269,590	$114,514,725	$(101,338,396)	$13,445,958
Proceeds from sale of Preferred Stock, Series A-2, A-3 and A-4, net of investment expenses	41	--	4,085,608	--	4,085,649
Proceeds from sale of Common Stock, net of investment expenses	--	29,363	1,429,917	--	1,459,280
Difference payment related to purchase of minority interest in Efonica joint venture	--	--	(171,852)	--	(171,852)
Non-cash compensation expense - stock options	--	--	511,293	--	511,293
Non-cash compensation expense - stock issued for consulting services	--	125	33,000	--	33,125
Net Loss	--	--	--	(12,668,270)	(12,668,270)
Balances, December 31, 2007	80	299,078	120,402,691	(114,006,666)	6,695,183
Proceeds from sale of Common Stock, net of investment expenses	--	132,033	2,915,767	--	3,047,800
Non-cash compensation expense - stock options	--	--	617,499	--	617,499
Non-cash compensation expense - debt settlement	--	4,167	70,833	--	75,000
Non-cash compensation expense - debt conversion	--	22,222	377,778	--	400,000
Net Loss	--	--	--	(15,600,061)	(15,600,061)
Balances, December 31, 2008	80	457,500	124,384,568	(129,606,727)	(4,764,579)
Proceeds from sale of Common Stock, net of investment expenses	--	224,744	2,761,052	--	2,985,796
Non-cash compensation expense - stock options	--	--	293,183	--	293,796
Non-cash compensation expense - stock issued for consulting services	--	3.500	45.500	--	49,000
Non-cash compensation expense - debt conversion	--	239,696	3,500,463	--	3,740,159
Net Loss	--	--	--	(9,586,212)	(9,586,212)
Balances, December 31,2009	$80	$925,440	$130,984,766	$(139,192,939)	$(7,282,653)

See accompanying notes to the consoldiated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(9,586,212)	$(15,600,061)	$(12,668,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment/continuing operations	243,000	129,231	--
Loss on discontinued operations	755,953	5,014,000	4,006,664
Depreciation and amortization	1,361,798	1,853,078	1,650,987
Loss on disposal of fixed assets	71,178	59,158	105,807
Bad debt expense	75,014	173,046	44,795
Stock-based compensation	342,183	617,499	544,418
Gain on extinguishment of debt	(12,758)	(659,991)	(618,885)
Gain on sale from investment in Estel net of investment losses	--	--	(877,578)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	665,336	2,012,589	1,036,893
Prepaid expenses and other current assets	18,787	120,970	155,477
Other assets	62,720	(31,985)	13,804
Accounts payable and accrued expenses	(270,339)	1,242,713	(967,111)
Other long-term liabilities	(148,616)	(173,840)	(401,756)
Net cash used in operating activities	(6,421,956)	(5,243,593)	(7,974,755)
Cash flows from investing activities:
Purchase of property and equipment	(31,102)	(403,035)	(897,773)
Proceeds from return of security deposits	27,233	14,878	3,231
Returns of other intangible assets	2,640	-	(10,718)
Proceeds from sale of investment in Estel net of advances and payments	-	-	490,418
Difference payment related to purchase of minority interest in Efonica joint venture	-	-	(171,852)
Repayments of (payments for) restricted cash	-	-	365,000
Net cash used in investing activities	(1,229)	(388,157)	(221,694)
Cash flows from financing activities:

	2009	2008	2007
Proceeds from sale of Common Stock, net	2,985,796	3,047,800	1,459,280
Proceeds from sale of Series A-2, A-3 and A-4 Preferred Stock, net	-	-	4,085,649
Proceeds from sale of Common Stock, not yet issued	105,000	-	-
Proceeds from notes payable – related parties	2,803,092	715,000	1,100,000
Proceeds from notes payable – Non-related parties	-	2,835,000	-
Payments of long-term debt and capital lease/equipment financing obligations	(30,024)	(89,996)	(779,900)
Repayments of notes payable – related parties	-	(427,008)	(400,000)
Repayments of notes payable – Non-related parties	-	(250,000)	-
Net cash provided by financing activities	5,863,864	5,830,796	5,465,029
Net increase (decrease) in cash and cash equivalents from continuing operations	(559,321)	199,046	(2,731,420)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	230,907	127,624	179,285
Cash provided by investing activities of discontinued operations	--	29,880	(25,205)
Net increase (decrease) in cash and cash equivalents from discontinuing operations	230,907	157,504	154,080
Net increase (decrease) in cash and cash equivalents from continuing and discontinuing operations:	(328,414)	356,550	(2,577,340)
Cash and cash equivalents, beginning of year	427,433	70,883	2,648,223
Cash and cash equivalents, end of year	$99,019	$427,433	$70,883

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$60,637	$216,640	$66,041

Supplemental schedule of non-cash investing and financing activities:
Acquisition of capital lease/equipment financing obligations	$24,000	$22,900	$137,998
Conversion of Notes Payable – Related Parties to Common Stock	$3,526,397	$400,000	$--
Conversion of Interest Payable-Related Parties to Common Stock	$213,762	$--	$--
Conversion of Notes Payable-Non Related Party to Common Stock not yet issued	$192,500	$--	$--
Conversion of Interest Payable-Non Related Party to Common Stock not yet issued	$23,917	$--	$--
Transfer of Liabilities from Continuing Operations to Liabilities from Discontinuing Operations	$260,777	$--	$--
Transfer of Capital Leases from Continuing Operations to Liabilities from Discontinuing Operations	$99,517	$--	$--
Transfer of Fixed Assets from Continuing Operations to Assets from Discontinuing Operations	$32,283	$--	$--
Note transfer from Non-Related Party to Related Party	$1,460,000	$--	$--
Notes transfer from Related Party to Non-Related Party	$42,500	$--	$--

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Operations

Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) is a Delaware corporation, incorporated in September 1997. The Company is a provider of IP-based digital voice and data communication services to carriers and corporations worldwide. The Company’s services include Hosted IP-PBX; SIP trunking; local, long-distance, and international Voice over Internet Protocol (VoIP) services; broadband Internet access; private line circuits; virtual private network (VPN) services; audio and web conference calling; fax services; and a variety of other enhanced communication services and features.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured. When significant, the Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends, and changes in demand. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred or ratably over a contract period, as applicable.

The Company’s revenue is primarily derived from usage fees charged to carriers and corporations that terminate voice or data traffic over the Company’s network, and from the monthly recurring fees charged to customers that purchase the Company’s corporate products and services.

Variable revenue is earned based on the length (number of minutes duration) of a call. It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for doubtful accounts receivable and billing adjustments. Revenue for each customer is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to complete a timely and accurate analysis of revenue earned in a period. Consequently, the recorded amounts are generally accurate and the recorded amounts are unlikely to be revised in the future.

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

Additionally, the majority of the Company’s monthly recurring charges for corporate services are billed in advance. To the extent that revenue received from the customer is related to services in the current month, it is booked to the current month’s revenue. Any revenue received that is related to a future period is booked to deferred revenue, until the service is provided or the usage occurs.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate the Company’s accounts receivable and record an allowance for doubtful accounts, based on the Company’s history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established and payments are not expected to be received.

Cost of Revenues

Cost of revenues is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for the Company’s carrier and corporate customers. The majority of the Company’s cost of revenues is thus variable, based upon the number of minutes actually used by the Company’s customers and the destinations they are calling. Cost of revenues also includes the monthly recurring cost of certain platform services purchased form other service providers, as well as the monthly recurring costs of broadband Internet access and/or private line services purchased from other carriers to meet the needs of the Company’s customers.

Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company’s network switches. During each period, the call activity is analyzed and an accrual is recorded for the revenues associated with minutes not yet invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses is associated with the facilities comprising the Company’s network backbone and the connectivity between the Company’s switch facilities and the network backbone. These expenses generally include hubbing charges at the Company’s New York switching facility that allow other carriers to send traffic to the Company’s switch, as well as satellite and/or fiber optic cable charges to connect to international destinations. The Company’s fixed expenses also include monthly recurring charges associated with certain platform services purchased from other service providers and the monthly recurring costs associated with broadband Internet access and/or private line services purchased from other carriers to meet the needs of the Company’s corporate customers.

Fair Value of Financial Instruments

The carrying amounts of the Company’s assets and liabilities approximate their fair value presented in the accompanying Consolidated Balance Sheets, due to their short maturities.

Intangible Assets

Intangible assets represent trade names and trademarks. In determining fair value, the Company uses standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholder’s equity, are developed and applied to the appropriate financial variables of the subject company to indicated its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. Intangible assets consist primarily of the trade name and trademarks, Efonica FZ, LLC (“Efonica”). The remaining intangible asset is being amortized using the straight-line method over the seven-year estimated useful life.

As discussed in Note 4, the Company completed an annual impairment test of its Intangible Assets in June, 2009. Based on the annual impairment test, an impairment loss of ($243.0) thousand is recorded.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

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

Advertising and Marketing

Advertising and marketing expense includes cost for promotional materials for the marketing of the Company’s corporate products and services, as well as for public relations.

Income Taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company is subject to income tax examinations by major taxing authorities for all tax years since inception. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements for the years ended December 31, 2009 and 2008. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Foreign Currency Transaction

The Company’s subsidiaries have in the past and may in the future enter into foreign currency transactions. Any conversion gains or losses resulting from these foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

Comprehensive Income

The Company complies with requirements for reporting comprehensive income. Those requirements establish rules for the reporting and display of comprehensive income and its components. Comprehensive loss was equal to the net loss amount presented for the respective periods in the accompanying Consolidated Statements of Operations.

Earnings (Loss) per Share

The Company complies with the accounting and disclosure requirements regarding earnings per share. Basic loss per share excludes dilution and is computed by dividing income available to Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income of the Company.

Unexercised stock options to purchase, 4,906,774, 4,096,609, and 3,116,676 shares of the Company’s Common Stock as of December 31, 2009, 2008, and 2007, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the stock options would be anti-dilutive.

Unexercised warrants to purchase 28,830,132, 19,775,479, and 12,900,190 shares of the Company’s Common Stock as of December 31, 2009, 2008, and 2007, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the warrants would be anti-dilutive.

Net loss per common share calculation includes a provision for Preferred Stock dividend in the amount of approximately $640,000 and $641,000 as of December 31, 2009 and 2008, respectively. However, no cash dividend had been declared by the Board of Directors as of December 31, 2009.

Accounting for Costs Associated with Exit or Disposal Activities

The Company accounts for restructuring activities, including costs for the one-time termination benefits, in accordance with the requirements under U.S. GAAP for costs associated with the impairment and disposal of long-lived assets. Employee termination costs are recorded when actions are probable and estimable. Asset impairment costs are recorded in accordance with U.S. GAAP. As of December 31, 2009, the Company recorded a loss on impairment of discontinued assets of $243,000.

Discontinued Operations

The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations, of the discontinued component through the date of disposition, including any gains or losses on disposition, are aggregated and presented on one line on the consolidated statement of operations. Amounts presented for prior years are reclassified to reflect their classification as discontinued operations. See Note 8 for additional information regarding discontinued operations.

Stock-Based Compensation

The Company accounts for stock-based compensation by recognizing the fair value of compensation cost for all stock awards over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to Stockholders’ equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of the grant using the Black-Scholes option-pricing model. Stock-based compensation expense recognized in the Consolidated Statements of Operations during the year ended December 31, 2009, 2008, and 2007, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2006, based on the grant date fair value estimated. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture.

The impact on the Company’s results of operations of recording stock-based compensation expense related to employees for the Year Ended December 31, 2009 and 2008 was approximately $293,000 and $617,000, respectively, which is included in selling, general, and administrative expenses in the Consolidated Statements of Operations.

The Company calculated the fair value of each Common Stock Option grants on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	2009	2008	2007
Dividend yield	0.00%	0.00%	0.00%
Stock volatility	138.76%	124.90%	89.80%
Average Risk-free interest rate	2.45%	2.30%	3.76%
Average option term (years)	4%	4%	4%

Recently Adopted and Issued Accounting Pronouncements

In April 2009, the FASB issued revised guidance related to the, accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under the previously provided guidance on, “Business Combinations”. Under the revised guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the revised guidance did not to have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued update to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard was effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provides how to determine fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what previously issued guidance had provided as to the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the consolidated financial statements under current market conditions. Specifically, the guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The guidance became effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance related to Subsequent Events, which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements. The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements. Furthermore, this guidance identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the guidance during the second quarter of 2009, as required, and evaluated subsequent events through the filing date of this annual report.

In June 2009, the FASB issued guidance related to improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its consolidated financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of previously issued guidance related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the consolidated financial statements of the transferors. This new guidance must be applied as of January 1, 2010, the beginning of the Company’s first annual reporting period after November 15, 2009. Earlier application of this guidance is prohibited and must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective, the concept of a qualifying SPE is no longer relevant for accounting purposes. Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The disclosure provisions of the guidance should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of the new guidance is not currently expected to have a material effect on the Company’s consolidated financial statements.

 In June 2009, the FASB, issued replacement guidance related to The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, which confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company applied the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 did not have any substantive impact on the Company’s consolidated financial statements or related footnotes.

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

3. Going Concern and Liquidity

At December 31, 2009, the Company had a working capital deficit of approximately $(9.4) million ,and an accumulated deficit of approximately $(139.2) million. The Company has continued to sustain losses from operations, for the years ended December 31, 2009, 2008, and 2007, incurring a net loss of approximately $(9.6) million, $(15.6) million, and $(12.7) million, respectively. In addition, the Company has not generated positive cash flow from operations since inception. The Company is reviewing options to raise additional capital through debt and/or equity financing. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the year ended December 31, 2009, the Company raised $3.0 million net of expenses from sale of its securities through private placements. The Company’s long-term liquidity is dependent on its ability to effectively market its corporate services, in order to attain profitable operations in the future. The Company cannot make any guarantees if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

4. Intangible Assets

In June 2009 based on the following impairment indicators, the Company tested intangible assets for impairment:

·	an expectation that revenue projections would not be met
·	a decrease in expected future cash flows

The Company considered these impairment indicators and determined the fair value of the Company’s reporting unit utilizing the discounted cash flow method, comparable company analysis, and comparable transaction analysis approach. The analysis indicated that the carrying amount of the reporting unit exceeded it fair value. Accordingly, the second step was performed. The impairment test resulted in the recognition of a non-cash impairment charge to intangible assets of $243.0 thousand. In December of 2009, the Company determined that the EFONICA trademarks life was finite, and not indefinite. The trademark will be amortized over seven (7) years, with the first years amortization recorded in December of 2009, in the amount of $76.0 thousand.

Following the June of 2009 impairment to intangible assets of $243.0 thousand, the Company determined that the assets should have a finite life and be amortized over seven (7) years. As of December 31, 2009, amortization expense was approximately $76.0 thousand.

Identifiable intangible assets, as of December 31, 2009, are comprised of:

	Trademarks	Intellectual Property	Totals

Balance as of January 01, 2009	$721,871	$89,037	$810,908
Current year amortization	(75,974)	--	(75,974)
Current year impairment	(243,000)	(2,640)	(245,640)
Balance as of December 31, 2009	$402,897	$86,397	$489,294

Identifiable intangible assets, as of December 31, 2008, are comprised of:

	Trademarks	Intellectual Property	Totals

Balance as of January 01, 2008	$4,586,558	89,037	$4,675,595
Impairment of intangible assets (see discontinued operation)	(3,864,687)	--	(3,864,687)
Balance as of December 31, 2008	$721,871	$89,037	$810,908

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Prepaid expenses	$126,061	$241,909
Inventory	1,586	16,954
Notes receivable	3,000	3,000
Total	$130,647	$261,863

6. Property and Equipment

At December 31, 2009 and 2008, property and equipment is comprised of the following:

	2009	2008
Network equipment	$5,122,742	$7,126,543
Furniture and fixtures	434,132	434,990
Computer equipment and software	1,270,416	2,444,575
Leasehold improvements	3,296,923	3,295,027
Assets in Progress	17,000	56,707
	10,141,214	13,357,842
Less accumulated depreciation and amortization, including approximately $24,000 and $20,000 under capital and equipment financing leases in 2009 and 2008, respectively.	(8,476,631)	(9,528,173)
	$1,664,583	$3,829,669

7. Restricted Cash

As of December 31, 2009 and 2008, the Company had approximately $417,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit, for both years. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

8. Discontinued Operations

In an effort to streamline operations, reduce expenses, and focus efforts on the development of the Company’s corporate services and carrier sales, the Company determined to eliminate the consumer product line of its retail segment and restructure its overall operations. The Company’s Board of Director’s authorized this restructuring at a Board Meeting held on February 17, 2009. As a result of this action the three (3) international offices, reported under the Dubai subsidiary, were closed, and twenty-six (26) employees and eleven (11) consultants were terminated. In accordance with requirements under U.S. GAAP for impairment or disposal of long-lived assets, the Company has classified the operating results of its Dubai subsidiary as a discontinued operation in the accompanying consolidated financial statements. The December 31, 2009, 2008, and 2007 consolidated financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s Consumer segment.

The following table represents the assets and liabilities of the discontinued operations as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$--	$30,813
Accounts receivable, net of allowance for doubtful accounts	--	90,237
Prepaid expenses and other current assets	--	68,105
Property and equipment, net	32,283	111,859
Other assets	--	1,519
Total current assets reclassified to discontinued operations	$32,283	$302,533
Capital Lease obligations, current portion	$99,517	$--
Accounts payable and accrued expenses	260,777	261,972
Current liabilities reclassified to discontinued operations	$360,294	$261,972

The following is a summary of the operating results of the discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Revenues	$443,459	$1,060,644	$1,539,030
Cost of revenues	(350,940)	(815,997)	(1,210,031)
Depreciation and amortization	(352,409)	(63,847)	(58,053)
Loss on impairment of assets	(755,953)	(5,014,000)	(4,006,664)
Selling, general and administrative	(656,205)	(1,540,631)	(1,149,269)
Advertising and marketing	(2,749)	(57,509)	(63,101)
Other income (expense)	4	(2,108)	(1,257)
Net income (loss)	$(1,674,793)	$(6,433,448)	$(4,949,346)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Trade accounts payable	$7,784,952	$8,162,514
Accrued expenses	396,794	944,443
Accrued payroll and vacation	217,984	200,472
Cost accrual	27,899	274,185
Interest Payable	199,939	110,473
Deferred revenue	121,122	186,655
Other	515,182	160,273
	$9,263,872	$10,039,015

10. Long-Term Debt and Capital Lease/Equipment Financing Obligations

At December 31, 2009 and 2008, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	2009	2008
Promissory notes payable - related parties	$1,682,187	$987,992
Promissory notes payable - non-related parties	725,000	2,335,000
Capital lease/equipment financing obligations	17,418	122,960
Total long-term debt and capital lease/equipment financing obligations	2,424,605	3,445,952
Less portion capital lease/equipment financing obligations	(14,831)	(122,960)
Less current portion - related parties	(1,682,187)	(987,992)
Less current portion - non-related parties	(725,000)	(1,375,000)
	$2,587	$960,000

Promissory Notes Payable – non-related parties

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of December 31, 2009, as the other party to the settlement agreement has not complied with the terms of the agreement.

During 2008, the Company borrowed an aggregate of $1,025,000 from several Stockholders. The loans are evidenced by five (4) promissory notes, which mature on various dates through April of 2010 and bear interest at rates ranging from 10 percent (10%) to twelve percent (12%) per annum. In the event that any note is not repaid by the maturity date, that note will automatically convert to a demand, and the principal sum and all accrued interest for that note will become payable in full upon ten (10) days notice from the lender. Each note also grants the promissory notes have matured, however no demand for payment had been received. Two of these promissory notes, in the amount of $500,000, and $150,000 were transferred to related parties of the Company. At December 31, 2009, two of the four notes remain outstanding, for a total of $375,000.

On March 30, 2009, and June 19, 2009, the Company borrowed $125,000 and $67,500 respectively from a Stockholder. These loans are evidenced by a promissory notes, that mature on various dates, and bear an interest rate of 8 percent (8%) per annum. In the event that the notes are not repaid by the maturity date, they will automatically convert to demand notes, and the principal sum and all accrued interest on the note will become payable in full upon ten (10) days notice from the lender. These notes also grant the lender a collateralized security interest in the Company’s accounts receivable. These notes were converted to equity to be issued, and included in escrow payable at year end.

On September 30, 2009, the Company and a lender agreed to amend a promissory note (the “Amended Note”) originally issued May 27, 2008 (and thereafter amended and restated on June 30, 2009, April 15, 2009, January 31, 2009, December 15, 2008, November 5, 2008, October 15, 2008, September 15, 2008, and July 15, 2008) evidencing $200,000 borrowed from the lender, which Amended Note extends the maturity date of the note to December 31, 2009. This Amended Note bears interest on the unpaid principal amount from July 8, 2009 until the outstanding principal amount is paid in full, at the rate of 12% per annum. In the event this note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will become payable in full upon ten (10) days notice from the lender. The Amended Note also grants the lender a collateralized security interest, with other lenders, in the Company’s account(s) receivable. At December 31, 2009, this note remains outstanding.

The Company uses the proceeds from these transactions primarily for general corporate purposes.

Promissory Notes Payable – related parties

On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors, Philip Turits and Marvin Rosen. These loans are evidenced by three (3) promissory notes each of which is payable in 24 equal monthly installments of principal and interest at the rate of ten percent (10%) per annum, commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. As of December 31, 2009, approximately $142,000 remains due under these promissory notes and the Company has not received a demand for payment.

During 2008, the Company borrowed an aggregate of $590,000 from two Directors, Philip Turits and Marvin Rosen, evidenced by ten (10) promissory notes, which matured at different dates throughout 2008 and bear interest at the rate of ten percent (10%) per annum. During the year ended December 31, 2008, $80,000 was repaid. Each promissory note provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received. The Company did not pay these promissory notes on the maturity date; however, no lender has made a demand for payment. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. At December 31, 2009, approximately $275,000 remains due under these promissory notes.

During 2009, the Company borrowed an aggregate of $1,700,130 from two Directors, Philip Turits and Marvin Rosen, evidenced by twenty (20) promissory notes, which mature at various dates throughout 2009 and bear interest at rates ranging from three percent (3%) to ten percent (10%) per annum. In the event that a note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will become payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. At December 31, 2009, $1,140,030 remains outstanding under these promissory notes. On August 31, 2009, September 16, 2009, and November 18, 2009 these two Directors converted $400,000, $250,000, and $395,000 evidenced by these notes into 4,444,446, 2,083,334, and 2,468,750 shares of Common Stock and 667,335, 416,668 and 493,750 Warrants, respectively. The Warrants are exercisable for five-years at 120% of the closing price of the Company’s Common Stock the business day before closing. On August 31, 2009, the Company and Marvin S. Rosen agreed to amend and restate two promissory notes originally issued August 7, 2009 (evidencing $105,000) and August 18, 2009 (evidencing $85,267.81), respectively (the “Amended Notes”). Each of the Amended Notes (a) is payable on demand, (b) bears interest on the unpaid principal amount at the rate of 8% per annum and (c) grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.

During 2008, the Company borrowed an aggregate of $1,760,000 from West End Special Opportunities Fund II, a stockholder of the Company. Philip D. Turits, our Secretary , Treasure, and a Director, is a Sr. Managing Director of West End Financial Advisors, a related company. These loans were evidenced by nine (9) promissory notes bearing interest at rates ranging from ten percent (10%) to thirteen percent (13%) per annum with maturities extending through February 2010. During 2008, the Company repaid two (2) of these promissory notes ($250,000) and converted two (2) additional promissory notes ($400,000) into 2,222,223 shares of Common Stock and 888,890 Warrants to purchase one (1) share of Common Stock. The Warrants are exercisable for five years at 120% of the closing price of the Company’s Common Stock the business day before closing. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable.

During 2009, the Company borrowed an aggregate of $1,410,000 from West End Special Opportunities Fund II, a shareholder of the Company. These loans are evidenced by twelve (12) promissory notes, each bearing an interest rate of twelve percent (12%) per annum with maturities extending through June 2010. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. On September 13, 2009, West End Special Opportunity Fund II, converted all of its outstanding 2008 and 2009 notes and interest totaling $2,695,159 into 14,973,106 shares of Common Stock. Primarily as a result of the foregoing, West End Special Opportunities Fund II beneficially owns 18,689.966 shares or approximately 19.8% of our Common Stock. During 2008 and 2009, four of our executive officers personally invested an aggregate of approximately $4,085,400 in other West End Funds, the substantial majority of which was invested by Marvin Rosen and Philip Turits. These four executive officers continue to be investors in those funds.”

On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Marvin Rosen, Chairman of the Board of Directors, is a member. This loan is evidenced by a promissory note, which matures on July 20, 2009 and bears an interest rate of eight percent (8%) per annum. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s accounts receivable. On July 20, 2009, the note became a demand note and at December 31, 2009, this note remains outstanding.

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

Capital Lease/Equipment Financing Obligations

Future aggregate principal payments for the Company's capital lease/equipment financing obligations as of December 31, 2009, are as follows:

December 31, 2009
Total minimum payments	$19,794
Less amount representing interest	(2,376)
Present value of minimum payments	17,418
Less current portion	(14,831)
Total long-term portion	$2,587

11. Income Taxes

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2009, 2008 and 2007. The provision of income taxes consists of the following:

	2009	2008	2007
Deferred
Federal	$(3,192,000)	$(5,026,000)	$(4,299,000)
State	(59,000)	(316,000)	(241,000)
	(3,251,000)	(5,342,000)	(4,540,000)
Change in valuation allowance	3,251,000	5,342,000	4,540,000
	$--	$--	$--

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2009	2008	2007
	%	%	%
Federal statutory rate	34.0	34.0	34.0
State net of federal tax	0.6	2.0	2.2
Other	(0.7)	(1.0)	(1.2)
Change in valuation allowance	(33.9)	(35.0)	(35.0)
Effective income tax rate	--	--	--

The components of the Company's deferred tax assets and liability consist of approximately the following at December 31, 2009 and 2008 respectively:

	2009	2008
Deferred tax assets
Net operating losses	$34,304,000	$31,616,000
Allowance for doubtful accounts	205,000	250,000
Accrued liabilities and other	934,000	554,000
Property and equipment	4,650,000	4,422,000
	40,093,000	36,842,000
Deferred tax liability
Property and equipment	--	--
Deferred tax asset, net	40,093,000	36,842,000
Less valuation allowance	(40,093,000)	(36,842,000)
	$--	$--

The Company has available at December 31, 2009 and 2008 approximately $100,898,000 and $92,486,000 respectively, of unused net operating loss carry forwards that may be applied against future taxable income, which expire in various years from 2012 to 2029. Under the Tax Reform act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any has not been determined.

Management of the Company had decided to fully reserve for its net deferred tax assets, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future taxable income, coupled with certain limitations on the utilization of the net operating losses due to various changes in ownership over the past several years.

12. Commitments and Contingencies

Lease

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases for years ending subsequent to December 31, 2009, are approximately as follows:

Year Ending December 31:
2010	$777,799
2011	607,593
2012	624,946
2013	642,819
2014	601,963
Thereafter	424,474
$3,679,595

Rent expense for all operating leases was approximately $1,010,000, $1,223,000, and $1,301,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage. The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

As of December 31, 2009, the Company has outstanding purchase commitments of approximately $24.0 thousand with an equipment vendor.

Legal Matters

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., vs. Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract , failure to pay to plaintiff moneys allegedly due under the terms of a Professional Services Letter Agreement (the “PSLA”), violation of the terms of a Master Software License Agreement (the “MSLA”), and Prejudgment interests and costs. The Company vigorously refutes the charges. On September 17, 2008, the Company filed a counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damage, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in the Company’s accompanying consolidated financial statements because of this claim.

In July 2009, the Company received a notice of a complaint filed with the SEC regarding the Company’s failure to issue certain stock that was to be granted for payment of services that were to have been provided, but those services were not received. The Company responded to the SEC, advising that the issue was one of a contractual dispute, and requested that the matter be referred to the court system. Since that time, the entity that filed the SEC complaint has advised the Company that it has dropped the complaint and does not intend to pursue any further action against the Company.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, Case No. 09-CV-6981, asserting infringement of copyrighted software. The Company is no longer using the software, and has taken measures to ensure that there is not any copyright infringement by any of its former customers or distributors that may have been previously granted access to the software. In addition, on October 23, 2009, the Company filed its Answer and Counterclaim in this matter, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market its products and services that included the GIPS software. As the Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of any potential financial impact, no adjustment has been made in the Company’s accompanying consolidated financial statements because of this claim.

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. The Company has executed the stipulation of settlement and delivered the signed stipulation to the landlord; however, the landlord has not yet returned a fully signed copy of the stipulation to the Company.  Although the settlement will not become effective unless and until it is executed by the landlord, the landlord has worked with the Company in the past regarding payment issues and the Company fully expects continued cooperation. The final payment under the stipulation in the amount of $46,039, is due from the Company to the landlord on April 5, 2010.

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position.

Due to the regulatory nature of the industry, the Company periodically receives and responds to various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on the Company’s operations or financial condition.

13. Equity Transactions

Preferred Stock

As of December 31, 2009, the Company has authorized 10,000,000 shares of Preferred Stock. As of December 31, 2009, there were 7,995 share of Preferred Stock (Series A-1 to A-4) issued and outstanding. Preferred Stock.

Dividends

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum payable in arrears, when as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008.

Common Stock

During 2009, the Company, entered into various subscription agreements with individual investors, including a few Directors of the Company for an aggregate offering of 22,474,293 shares of Common Stock, in consideration for $2,985,796, net of expenses. In addition, the Company issued five-year warrants to purchase 6,809,565 shares of Common Stock at exercise prices equal to 120% of the closing price of the Company’s Common Stock the day before the respective closing.

In March of 2009, the Company entered into a stock subscription agreement with Network 1 Financial, in an offering of 350,000 shares of the Company’s Common Stock in consideration for investor and financial advisory services valued at $49,000.

On August 31, 2009, two (2) Directors of the Company, Marvin S. Rosen and Philip D. Turits converted an aggregate of $400,000 owed to them by the Company and evidenced by three (3) promissory notes dated December 3, 2007, August 18, 2009, and August 25, 3009, into an aggregate of 4,444, 446 shares of Common Stock and five-year Warrants to purchase 1,334,670 shares of Common Stock. Each warrant is exercisable at $0.11 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the conversion.

On September 11, 2009, West End Special Opportunity Fund II, LP a shareholder of the Company, converted an aggregate of $2,695,159 of collateralized indebtness due to them by the Company and evidenced by seventeen (17) promissory notes originally issued October 22, 2008 (further amended October 3, 2008, December 31, 2008, and March 31, 2008), November 17, 2008, December 12, 2008, December 22, 2008, December 24, 2008, January 5, 2009, January 5, 2009, January 14, 2009, January 30, 2009, February 6, 2009, February 20, 2009, March 13, 2009, March 19, 2009, April 3, 2009, April 8, 2009, April 10, 2009, April 13, 2009, and April 27, 2009, into an aggregate of 14,973,106 shares of the Company’s Common Stock. The conversion price was determined by the market closing price of the Company’s stock on the business day prior to the conversion.

On September 16, 2009, two (2) Directors of the Company, Marvin S. Rosen and Philip D. Turits, converted an aggregate of $250,000 of outstanding principal owed to them by the Company as evidence by ten (10) promissory notes dated September 2, 2009, August 27, 2009, June 30, 2009, May 22, 2009 May 18, 2009, October 10, 2009, October 3, 2008, September 18, 2009, May 19, 2008, and December 3, 2007 into an aggregate of 2,083, 334 shares of Common Stock and Warrants to purchase 416,668 shares of Common Stock. The conversion price was determined b the closing price of the Common Stock on the business day prior to the conversion. Each Warrant is exercisable at $0.14 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before conversion.

On November 18, 2009, two (2) Directors of the Company, Marvin S. Rosen and Philip D. Turits, converted on aggregate of $395,000 of outstanding principal and interest owed to the Company as evidenced by five (5) promissory notes dated December 3, 2007, April 17, 2008, September 14, 2009, November 9, 2009 and November 10, 2009 into an aggregate of 2,468,750 shares of Common Stock and Warrants to purchase an aggregate of 493,750 shares of Common Stock. The conversion price was determined by the closing price of the Common Stock on the business day prior to conversion. Each warrant is exercisable at $0.19 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before conversion.

On December 29, 2009, a shareholder of the Company converted an aggregate of $216,417 of outstanding principal and interest owed to them by the Company as evidenced by two (2) promissory notes dated April 23, 2008 and June 19, 2009 into an aggregate of 1,545,836 shares of the Common Stock and Warrants to purchase 309,1638 shares of Common Stock. The conversion price was determined by the closing price of the Common Stock on the business day prior to conversion. Each Warrant is exercisable at $0.17 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before conversion. The shares of stock are not yet issued, and the principle and interest converted is included in escrow payable at December 31, 2009.

Stock Options and Warrants

Under the Company's 1998 Stock Option Plan (the "Plan"), the Company has reserved 7,000,000 shares of Common Stock for issuance to employees at exercise prices determined by the Board of Directors. Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

The following summary presents information regarding outstanding options as of December 31, 2009 and 2008 and changes during the years then ended with regard to all options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at January 1, 2008	3,116,676	$2.43	7.10 years
Granted in 2008	1,406,250	0.31
Cancelled or expired in 2008	(426,317)	2.30
Outstanding at December 31, 2008	4,096,609	$1.72	7.29 years
Granted in 2009	1,363,000	0.11
Cancelled or expired in 2009	(552,835)	1.85
Outstanding at December 31, 2009	4,906,774	$1.26	6.95 years
Exercisable at December 31, 2009	2,510,574	$2.21	5.71 years

The following table summarizes information about stock options outstanding as of December 31, 2009:

Range Of Exercise Prices	Options Outstanding	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$0.09 - $0.10	40,000	9.67	$0.10	--	$--
$0.11 - $0.11	1,180,500	8.69	$0.11	--	$--
$0.13 - $0.25	137,500	8.65	$0.18	6,750	$0.24
$0.31 - $0.31	1,155,375	7.63	$0.31	409,085	$0.31
$0.34 - $0.68	19,500	7.72	$0.39	9,125	$0.39
$0.69 - $0.69	932,826	5.73	$0.69	674,353	$0.69
$0.75 - $2.46	517,833	6.34	$2.25	488,021	$2.32
$2.65 - $4.38	783,740	5.04	$3.75	783,740	$3.75
$4.70 - $4.70	7,500	5.37	$4.70	7,500	$4.70
$6.45 - $6.45	132,000	5.08	$6.45	132000	$6.45
	4,906,774	6.95	$1.26	2,510,574	$2.21

The weighted-average estimated fair value of stock options granted was $0.11, $0.31, and $0.70 during the years ended December 31, 2009, 2008, and 2007 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007 was $0, $0, and $0, respectively. As of December 31, 2009, there was approximately $52,040 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plan which is expected to be recognized over a weighted-average period of 1.64 years.

The Company, as part of various debt and other agreements, have issued warrants to purchase the Company’s ommon Stock. The following summarizes the information relating to warrants issued and the activity during the years ended December 31, 2009, 2008, and 2007:

	Number Of Warrants	Per Share Warrant Price	Weighted Average Warrant Price
Shares under warrants at January 1, 2007	8,948,709	$1.67–8.58	$5.75
Issued in 2007	3,951,481	0.48-0.83	0.75
Exercised in 2007	–	–	–
Expired in 2007	–	–	–
Shares under warrants at December 31, 2007	12,900,190	$0.48 – 8.58	$5.50
Issued in 2008	6,875,289	0.12–0.46	0.29
Exercised in 2008	–	–	–
Expired in 2008	–	–	–
Shares under warrants at December 31, 2008	19,775,479	$0.12–8.58	$3.69
Issued in 2009	9,054,653	0.11-0.22	0.17
Exercised in 2009	--	--	--
Expired in 2009	--	--	--
Shares under warrants at December 31, 2009	28,830,132	$0.11-8.58	$2.58

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

15. Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board of Directors. No contributions to the profit sharing plan were made for the years ended December 31, 2009, 2008 and 2007.

16. Concentrations

Major Customers

During 2009, 2008, and 2007 five (5) customers of the Company accounted for revenues exceeding 66% in total and at least 5% individually of the Company’s total revenues. These customer revenues were all in the traditional voice and VoIP to carrier segments. Revenues earned from these customers were approximately $27,209,000, $35,508,000, and $38,392,000, respectively. At December 31, 2009, 2008, and 2007, the amounts owed to the Company by these customers were approximately $1,368,000, $2,281,000, and $4,324,000 or 54.7%, 70.4%, and 79.7% respectively.

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

During 2009, 2008, and 2007, the Company generated approximate revenue from continuing operations from customers in the following countries:

	2009	2008	2007
United States	$38,213,000	$46,587,000	$50,121,000
Other	2,726,000	2,912,000	3,364,000
	$40,939,000	$49,499,000	$53,485,000

Revenues by geographic area are based upon the location of the customers. The foreign long-lived assets by geographic area represent those assets physically used in the operations in each geographic area.

Credit Risk

The Company maintains its cash balances in financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution, though December 31, 2013. These balances, may at times, exceed federally insured limits.

17. Segment Information

The Company complies with the accounting and reporting requirements on Disclosures about Segments of an Enterprise and Related Information. The guidance requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has two reportable segments that it operates and manages, which are organized by the products and services offered and the customers to whom they are offered. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s chief operating decision maker.

The Company’s segments and their principal activities consist of the following:

Carrier Services

Carrier Services includes the termination of carrier traffic utilizing VoIP technology as well as traditional TDM (circuit switched) technology. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company. The Company currently interconnects with over 250 carrier customers and vendors, and is working to expand its interconnection relationships particularly with carriers in emerging markets.

Corporate Services and Other

The Company provides a wide variety of communications services to small and medium-sized corporations, as well as enterprise customers, including basic voice and data communications services, broadband Internet access, private line services, managed network services, audio and web conferencing services, e-fax services, and a variety of other value-added services. These customers are sold through both direct the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent their-party distributors to sell the Company’s products and services.

Operating segment information for 2009 and 2008 is summarized as follows:

	2009
	Carrier Services	Corporate Services And Other	Corporate And Unallocated	Consolidated
Revenues	$39,870,831	$1,067,784	$--	$40,938,615
Cost of revenues (exclusive of depreciation and amortization)	(36,992,964)	(673,535)	112,771	(37,553,727)
Depreciation and amortization	(1,097,802)	(263,996)	--	(1,361,798)
Loss on impairment of long-lived assets	--	--	(243,000)	(243,000)
Selling, general and administrative expenses	(5,920,371)	(3,295,921)	--	(9,216,292)
Advertising and marketing	(2,169)	(40,535)	--	(42,704)
Other income (expenses)	(276,913)	(155,599)	--	(432,512)
Total loss from continuing operations	(4,419,388)	(3,361,802)	(130,229)	(7,911,419)
Loss from discontinued operations	--	(1,674,793)	--	(1,674,793)
Net loss	$4,419,388)	$(5,036,595)	$(130,229)	$(9,586,212)
Total Assets	$4,144,000	$748,429	$531,922	$5,424,351
Capital expenditures	$35,817	$--	$18,832	$54,649

	2008
	Carrier Services	Corporate Services And Other	Corporate And Unallocated	Consolidated
Revenues	$49,155,281	$343,446	$--	$49,498,727
Cost of revenues (exclusive of depreciation and amortization)	(46,239,011)	(198,799)	--	(46,437,810)
Depreciation and amortization	(1,561,609)	(257,503)	--	(1,819,112)
Loss on impairment of long-lived assets	--	(129,231)	--	(129,231)
Selling, general and administrative expenses	(7,489,288)	(3,026,089)	--	(10,515,377)
Advertising and marketing	(11,648)	(38,928)	--	(50,576)
Other income (expenses)	226,047	60,719	--	286,766
Total loss from continuing operations	(5,920,228)	(3,246,385)	--	(9,166,613)
Loss from discontinued operations	--	(6,433,448)	--	(6,433,448)
Net loss	$(5,920,228)	$(9,679,833)	$--	$(15,600,061)
Total Assets	$6,180,961	$2,839,303	$447,527	$9,467,791
Capital expenditures	$64,946	$286,098	$51,991	$403,035

The Company employs engineering, operations, information services, and finance resources that service across both the carrier and corporate business segments and across multiple products and services. Depreciation and indirect operating expenses were allocated to each segment based upon its respective percent utilization of the personnel resources. The amounts reflected as Corporate & Unallocated represent those expenses that were not appropriate to allocate to a business segment or product line.

18. Selected Quarterly Results (Unaudited)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,002,300	$8,649,762	$11,853,020	$11,433,533
Operating loss	(2,432,838)	(2,023,507)	(1,600,635)	(1,421,929)
Interest income	159	451	3,447	176
Interest expense	(95,940)	(119,841)	(112,893)	(58,786)
Gain on settlement of debt	--	--	--	12,758
Other	2,215	1,279	1,992	(67,528)
Income (loss) from continuing operations	(2,526,404)	(2,141,618)	(1,708,089)	(1,535,309)
Loss from discontinued operations	(479,811)	(885,132)	(102,900)	(206,950)
Net Loss	$(3,006,215)	$(3,026,750)	$(1,810,989)	$(1,742,259)
Basic and diluted net loss per common share:
Loss from containing operations	$(0.06)	$(0.04)	$(0.03)	$(0.02)
Loss from discontinued operations	$(0.01)	$(0.01)	$0.00	$(0.00)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,207,002	$11,156,341	$14,301,428	$12,833,957
Operating Loss	(2,686,954)	(2,442,982)	(2,106,543)	(2,216,897)
Interest Income	1,731	785	7,658	640
Interest expense	(17,390)	(53,197)	(134,223)	(122,303)
Gain on settlements of debt	634,991	--	25,000	--
Other	(1,237)	(58,893)	4,059	(854)
Income (loss) from continuing operations	(2,068,859)	(2,554,287)	(2,204,049)	(2,339,414
Loss from discontinued operations	(294,130)	(339,671)	(367,683)	(5,431,964)
Net loss	$(2,362,989)	$(2,893,958)	$(2,571,732)	$(7,771,378)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.06)	$(0.06)
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.13)

19. Subsequent Events

On January 04, 2010, one (1) accredited investor converted $100,000 evidenced by a promissory note, originally issued, May 27, 2008 (and thereafter amended and restated on September 30, 2009, June 30, 2009, April 15, 2009, January 31, 2009, December 15, 2008, November 5, 2008, October 15, 2008, September 15, 2008, and July 15, 2008), into 769,231 shares of the Company’s Common Stock and a five-year Warrant to purchase an additional 153,847 shares of the Company’s Common Stock, with an exercise price of $0.16 per share, which is equal to 120% of the closing price of the Company’s Common Stock on the business day before the closing.

Effective January 15, 2010, the Company has temporarily eliminated the position of Chief Financial Officer.  As a result, the current Chief Financial Officer, Ms. Barbara Hughes, has left the Company. The current President and Chief Operating Officer, Mr. Gordon Hutchins, Jr., has assumed the responsibilities of Acting Chief Financial Officer.   Mr. Hutchins will be assisted by Maria Wagner, Corporate Controller, and Julie Pilch, Finance Director. In order to assist in a smooth transition, the Company may from time to time engage Ms. Hughes as a part time consultant on an hourly or per diem basis, as circumstances warrant.

During January, February and March 2010, the Company borrowed an aggregate of $740,000 from an individual that is also a Director of the Company under thirteen (13) promissory note agreements. The loans, which, bear interest on the unpaid principal amount of the notes from the date the note is issued until the outstanding principal amount of the notes are paid in full, at the rate of 3.25% per annum., and the principal sum and all accrued interest will be payable in full upon ten (10) days notice from the lender. The notes also grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. The proceeds are being used for general working capital purposes.

Beginning on January 4, 2010 through March 4, 2010, the Company entered into nine (9) subscription agreements with accredited investors, including two who are Directors of the Company. Under these subscription agreements the Company issued an aggregate of 4,434,469 shares of Common Stock and five-year warrants to purchase 886,898 shares of common stock in consideration of $570,000. The warrants have an exercise price range between $0.14 and $0.17, which is equal to 120% of the respective closing price of the Company’s common stock on the business day before closing.

On February 17, 2010 the Company’s formerly publicly-traded Redeemable Common Stock Purchase expired and the symbol FSNNW was deleted from the OTCBBTM.

On March 15, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation (a) increasing the total number of shares of Capital Stock the Company shall have the authority to issue from 185,000,000 shares to 235,000,000 shares, of which 225,000,000 shares shall be Common Stock, par value $.01 per share, and 10,000,000 shares shall be Preferred Stock, par value $0.01 per share.

In March 2010, the Company entered into a Service agreement with a company that will act as a placement agent and financial advisor to arrange the sale of equity securities on behalf of the Company.  The agreement will continue until the proposed sale of those securities is completed, or upon thirty (30) days prior written notice after expiration of one hundred twenty (120) days from the initial effective date of the agreement, or upon execution of another agreement that replaces this agreement.

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserves	Balance at end of Year
Allowance for Doubtful Accounts for the Years Ended:
December 31, 2009	$634,580	$75,014	$170,994	$538,600
December 31, 2008	$830,234	$420,500	$616,154	$634,580
December 31, 2007	$1,108,333	$175,483	$453,582	$830,234

Tax Valuation Account for the Years Ended:
December 31, 2009	$36,842,000	$-	$-	$36,842,000
December 31, 2008	$31,500,000	$-	$-	$31,500,000
December 31, 2007	$26,960,000	$4,540,000	$-	$31,500,000