Form 10-Q
period 2010-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2010-05-17
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-32421

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	58-2342021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Avenue, Suite 1718, New York, New York

(Address of principal executive offices)

10170

(Zip Code)

(212) 201-2400

(Registrants telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.      Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 14, 2010.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	99,738,523

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$99,019
Accounts receivable, net of allowance for doubtful accounts of approximately $461,000 and $539,000 in 2010 and 2009, respectively	2,833,020	2,500,319
Restricted cash, current portion	168,176	168,176
Prepaid expenses and other current assets	172,974	130,647
Assets held for sale	5,784	6,513
Current assets from discontinued operations	25,723	32,283
Total current assets	3,205,678	2,936,956
Property and equipment, net	1,461,975	1,664,583
Other assets:
Security deposits	23,106	23,008
Restricted cash, net of current portion	248,391	248,391
Intangible assets, net	472,306	489,294
Other assets	61,362	62,120
Total other assets	805,164	822,812
TOTAL ASSETS	$5,472,816	$5,424,351
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Long-term debt, current portion – non-related parties	$725,000	$725,000
Long-term debt, current portion – related parties	2,360,425	1,682,187
Capital lease / equipment financing obligations, current portion	17,418	14,831
Escrow payable	125,000	321,417
Accounts payable and accrued expenses	9,378,170	9,263,872
Current liabilities from discontinued operations	360,294	360,294
Total current liabilities	12,966,307	12,367,601
Long-term liabilities:
Long-term debt, net of current portion - non-related parties	—	—
Capital lease / equipment financing obligations, net of current portion	—	2,587
Other long—term liabilities	327,668	336,815
Total long-term liabilities	327,668	339,402
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,995 shares issued and outstanding in 2010 and 2009, respectively	80	80
Common stock, $0.01 par value, 225,000,000 shares authorized, which 99,738,523 and 92,543,932 shares issued and outstanding in 2010 and 2009, respectively	997,386	925,440
Capital in excess of par value	131,917,882	130,984,766
Accumulated deficit	(140,736,507)	(139,192,939)
Total stockholders’ deficit	(7,821,159)	(7,282,653)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,472,816	$5,424,351

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$9,588,632	$9,002,301
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	8,663,769	8,467,891
Depreciation and amortization	231,875	489,471
Selling, general and administrative expenses (includes approximately $68,227 and $37,508 for the three months ended March 31, 2010 and March 31, 2009, respectively, of stock—based compensation)	2,196,312	2,470,280
Advertising and marketing	3,771	7,496
Total operating expenses	11,095,727	11,435,138
Operating loss	$(1,507,095)	$(2,432,837)
Other income (expenses):
Interest income	$124	$159
Interest expense	(49,591)	(95,940)
Gain on settlements of debt	9,500
Other	4,867	2,214
Total other income (expenses)	(35,100)	(93,567)
Loss from continuing operations	(1,542,195)	(2,526,404)
Discontinued operations:
Loss from discontinued operations	(1,373)	(479,811)
Net loss	$(1,543,568)	$(3,006,215)
Loss applicable to common stockholders:
Loss from continuing operations	$(1,542,195)	$(2,526,404)
Preferred stock dividends in arrears	(157,710)	(157,710)
Net loss from continuing operations applicable to common stockholders:	(1,699,905)	(2,684,114)
Loss from discontinued operations	(1,373)	(479,811)
Net loss applicable to common stockholders	$(1,701,278)	$(3,163,925)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.02)	$(0.06)
Loss from discontinued operations	(0.00)	(0.01)
Net loss applicable to common stockholders	$(0.02)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	$97,046,963	$48,005,246

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,543,568)	$(3,006,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment / discontinued operations	—	160,455
Depreciation and amortization	231,875	489,470
Bad debt expense	(67,063)	125,938
Stock—based compensation	63,041	34,945
Gain on extinguishment of debt	(9,500)	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(265,638)	1,368,676
Prepaid expenses and other current assets	(42,328)	(105,066)
Other assets	758	54,647
Accounts payable and accrued expenses	141,631	(604,956)
Other long—term liabilities	(9,147)	(46,747)
Net cash used in operating activities	(1,499,939)	(1,528,853)
Cash flows from investing activities:
Purchase of property and equipment	(9,164)	(9,184)
(Payment) for security deposits	(98)	(801)
Returns of other intangible assets	—	2,639
Net cash used in investing activities	(9,262)	(7,346)
Cash flows from financing activities:
Proceeds from sale of common stock, net	455,622	688,948
Proceeds from the sale of common stock, not yet issued	50,000	—
Proceeds from notes payable — related parties	798,000	660,000
Proceeds from notes payable — non-related parties	100,000	—
Payments of long—term debt and capital lease / equipment financing obligations	—	(7,952)
Repayments of notes payable — related parties	—	—
Repayments of notes payable — non-related parties	—	—
Net cash provided by financing activities	1,403,622	1,320,996
Net increase (decrease) in cash and cash equivalents from continuing operations	(235,057)	(215,203)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	6,560	29,434
Net increase (decrease) in cash and cash equivalents from discontinuing operations	6,560	29,434
Net increase (decrease) in cash and cash equivalents from continuing and discontinuing operations:	(105,579)	(187,769)
Cash and cash equivalents, beginning of period	99,019	427,433
Cash and cash equivalents, end of period	$—	$241,664

Supplemental disclosure of cash flow information:
Cash paid during the period of interest	834	32,437
Supplemental schedule of non—cash investing and financing activities:
Acquisition of capital lease / equipment financing obligations	$—	$24,000
Conversion of notes payable — related parties to common stock	$220,000	$—
Conversion of interest payable —related parties to common stock	$19,982	$—
Transfer from escrow payable to common stock	$321,417	$—
Note transfer to a related party from a non—related party	$—	$(500,000)
Note transfer from a non—related party to a related party	$—	$500,000
Transfer from equity to escrow payable—shares to vendor, not yet issued	$75,000	$—

See accompanying notes to the Condensed Consolidated Interim Financial Statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS(UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selective Significant Accounting Policies

The accompanying notes to the condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore, omit or condense certain footnotes and other information normally included in the condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S. GAAP”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair condensed consolidated interim financial statements presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

During the three-months ended March 31, 2010 and 2009, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Condensed Consolidated Interim Statements of Operations.

Income taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company is subject to income tax examinations by major taxing authorities for all tax years since inception and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. During the three months period ended March 31, 2010, the Company recognized no adjustments for uncertain tax positions.

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

Unexercised stock options to purchase 4,698,173 and 5,178,804 shares of the Company’s common stock as of March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the stock options would be anti-dilutive.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Unexercised warrants to purchase 31,102,390 and 21,463,043 shares of the Company’s common stock as of March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the warrants would be anti-dilutive. Net loss per common share calculation includes a provision for preferred stock dividend in the amount of approximately $158,000 and $158,000 as of March 31, 2010 and 2009, respectively.  However, no cash dividend had been declared by the Company’s Board of Directors as of March 31, 2010.

Discontinued operations

The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations, of the discontinued component through the date of disposition, including any gains or losses on disposition, are aggregated and presented on one line on the Condensed Consolidated Interim Statement of Operations. Amounts presented for prior years are reclassified to reflect their classification as discontinued operations. See Note 4 for additional information regarding discontinued operations.

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

Stock-based compensation expense recognized in the Condensed Consolidated Interim Statements of Operations for the three-months ended  March 31, 2010, and 2009, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of  March 31, 2010, based on the grant date fair value estimated. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three–months ended March 31, 2010 and 2009, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture.

The impact on the Company’s results of operations of recording stock-based compensation expense related to employees for the three-month ended March 31, 2010 and 2009 was approximately $68,000 and $38,000 respectively, which is included in selling, general, and administrative expenses in the Condensed Consolidated Interim Statements of Operations.

The following table summarizes the stock option activity for the three-months ended March 31, 2010:

(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	4,906,774	$1.26
Granted	45,500	$0.13
Cancelled or expired	(254,101)	$0.58
Outstanding at March 31, 2010	4,698,173	$1.28
Exercisable at March 31, 2010	3,365,845	$1.71

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Three-Months Ended March 31
	2010	2009
Dividend yield	0.00%	0.00%
Stock volatility	81.93%	129.55%
Average Risk-free interest rate	2.80%	2.03%
Average option term (years)	4	4

As of March 31, 2010, there was approximately $119,268 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 1.93 years.

Fair value of financial instruments

The carrying amounts of the Company’s assets and liabilities approximate the fair value presented in the accompanying Condensed Consolidated Interim Balance Sheets, due to their short-term maturities.

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

2.   Going Concern.

At March 31, 2010, the Company had a working capital deficit of approximately $(9.7) million and an accumulated deficit of approximately $(140.7) million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the three-months ended March 31, 2010, the Company raised approximately $0.5 million net of expenses from sale of its securities. The Company cannot provide any assurances if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	( unaudited )
Prepaid expenses	$169,974	$126,061
Inventory	—	1,586
Notes receivable	3,000	3,000
Total	$172,974	$130,647

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

4.     Discontinued Operations

In an effort to streamline operations, reduce expenses, and focus efforts on the development of the Company’s corporate services and carrier services segments, the Company determined to eliminate the consumer services segment and restructure its overall operations. The Company's Board of Directors authorized this restructuring at a Board Meeting held on February 17, 2009. As a result of this action, the three (3) international offices, reported under its Dubai subsidiary, were closed, and twenty-six employees and eleven consultants were terminated. In accordance with requirements under U.S. GAAP for impairment or disposal of long-lived assets, the Company has classified the operating results of its consumer services segment as a discontinued operation in the accompanying condensed consolidated interim financial statements. The March 31, 2010, and 2009 condensed consolidated interim financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s consumer services segment. The following table represents the assets and liabilities of the discontinued operations as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	( unaudited )
Property and equipment, net	$25,723	$32,283
Total current assets reclassified to discontinued operations	$25,723	$32,283

Capital lease obligations, current portion	$99,517	$99,517
Accounts payable and accrued expenses	260,777	260,777
Total current liabilities reclassified to discontinued operations	$360,294	$360,294

The following is a summary of the operating results of the discontinued operations for the three-months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
	(unaudited)	(unaudited)
Revenues	$—	$283,319
Cost of revenues	—	(232,845)
Depreciation and amortization	(6,560)	(9,278)
Loss on impairment of assets	—	(160,352)
Selling, general, and administrative	5,186	(357,910)
Advertising and marketing	—	(2,749)
Other income (expense)	—	4
Net income (loss)	$(1,373)	$(479,811)

5.      Intangible Assets

Identifiable intangible assets, as of March 31, 2010 (unaudited), are comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 01, 2010	$402,897	$86,397	$489,294
Current year amortization	(16,988)	—	(16,988)
Current year impairment	—	—	—
Balance as of March 31, 2010	$385,909	$86,397	$472,306

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Identifiable intangible assets, as of March 31, 2009 (audited), are comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 01, 2009	$721,871	$89,037	$810,908
Current year amortization	(495)	—	(495)
Current year impairment	—	(2,640)	(2,640)
Balance as of March 31, 2009	$721,376	$86,397	$807,773

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	( unaudited )
Trade accounts payable	$8,050,667	$7,784,952
Accrued expenses	520,858	718,212
Accrued payroll and vacation	103,491	217,984
Cost accrual	71,478	27,898
Interest payable	225,835	199,939
Deferred revenue	195,204	121,122
Other	210,637	193,765
	$9,378,170	$9,263,872

7.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

At March 31, 2010 and December 31, 2009, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Promissory notes payable —related parties	$2,360,425	$1,682,187
Promissory notes payable— non—related parties	725,000	725,000
Capital lease / equipment financing obligations	17,418	17,418
Total long—term debt and capital lease / equipment financing obligations	3,102,843	2,424,605
Less current portion capital lease / equipment financing obligations	(17,418)	(14,831)
Less current portion – related parties	$(2,360,425)	$(1,682,187)
Less current portion – nonrelated parties	(725,000)	(725,000)
	$—	$2,587

Promissory notes payable – non-related parties

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note has not been repaid as of March 31, 2010, as the other party to the settlement agreement has not complied with the terms of the agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

During 2008, the Company borrowed an aggregate of $375,000 from several stockholders. The loans are evidenced by two (2) promissory notes, which mature on various dates through April of 2010 and bear interest at the rate of 10 percent (10%) per annum. In the event that either note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest on that note will become payable in full upon ten (10) days notice from the lender. The Company did not pay these promissory notes by their maturity dates; however, neither lender has made a demand for payment. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. At March 31, 2010, the notes remain outstanding and are now payable on demand.

On September 30, 2009, the Company and a lender agreed to amend a promissory note (the “Amended Note”) originally issued May 27, 2008 evidencing $200,000 borrowed from the lender, which Amended Note extends the maturity date of the note to December 31, 2009. On January 4, 2010, the lender converted $100,000 of this note into 769,231 shares of common stock and warrants to purchase 153,847 shares of common stock. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before closing. On January 5, 2010, the lender agreed to extend the maturity date of the $100,000 balance of the loan to April 5, 2010 and increase the interest rate to 12 percent (12%) per annum.  In the event this note is not repaid by the maturity date, the note will automatically convert to a demand note, and the principal sum and all accrued interest will become payable in full upon ten (10) days notice from the lender. The Amended Note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable. At March 31, 2010, this note remains outstanding and is now payable on demand.

On March 30, 2010, the Company borrowed $100,000 from a non-related party.  This loan is evidenced by a promissory note, which matures on April 14, 2010 and bears interest at the rate of ten percent (10%) per annum. In the event that the note is not repaid by the maturity date, it will automatically convert to a demand note, and the principal sum and all accrued interest on the note will become payable in full upon ten (10) days notice from the lender. This note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. As of March 31, 2010, this note remains outstanding and is now payable on demand.

Promissory notes payable – related parties

On December 3, 2007, December 18, 2007, and December 19, 2007, the Company borrowed an aggregate of $540,000 from two Directors: Philip Turits, and Marvin Rosen. These loans are evidenced by three (3) promissory notes each of which is payable in 24 equal monthly installments of principal and interest at the rate of ten percent (10%) per annum, commencing January 4, 2008, January 18, 2008 and January 19, 2008 respectively, provided that the lenders have the right to demand payment of all unpaid principal and interest at any time after December 4, 2008, December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. Of the $142,157 balance remaining on February 4, 2010 Marvin Rosen converted $55,552 of indebtedness that was evidenced by one (1) of the promissory notes into 462,933 shares of common stock and 92,587 warrants. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before closing.  As of March 31, 2010, approximately $86,605 remains due under these promissory notes and the Company has not received a demand for payment.

During 2008, the Company borrowed an additional $590,000 from these two Directors, evidenced by ten (10) promissory notes, which matured at different dates throughout 2008 and bear interest at the rate of ten percent (10%) per annum.  Of the $275,000 balance remaining on February 4, 2010, Marvin Rosen converted $64,448 of indebtedness evidenced by one (1) of the promissory notes into 537,067 shares of common stock and warrants to purchase 107,413 shares of common stock. The warrants are exercisable for five - years at 120% of the closing price of the Company’s common stock the business day before closing. At March 31, 2010, approximately $210,552 remains due under these promissory notes.  Each promissory note provides that (a) it shall constitute an event of default if the Maker shall fail to make any payment when due as set forth therein, and (b) in the event of default, the Maker will have ten (10) days to cure after written notice is received.  The Company did not pay these promissory notes on the maturity date; however, no lender has made a demand for payment. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

During 2009, the Company borrowed an additional $1,700,130 from these two Directors, evidenced by twenty (20) promissory notes, which mature at various dates throughout 2009 and bear interest at rates ranging from three percent (3%) to ten percent (10%) per annum. In the event that a note is not repaid by the maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will become payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable. On August 31, 2009, the Company and Marvin S. Rosen agreed to amend and restate two promissory notes originally issued August 7, 2009 (evidencing $105,000) and August 18, 2009 (evidencing $85,267.81), respectively (the “Amended Notes”). Each of the Amended Notes (a) is payable on demand, (b) bears interest on the unpaid principal amount at the rate of 8% per annum and (c) grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. At March 31, 2010, $1,140,268 remains outstanding under these promissory notes.

On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Marvin Rosen, Chairman of the Board of Directors, is a member. This loan is evidenced by a promissory note, which matures on July 20, 2009 and bears an interest rate of eight percent (8%) per annum. In the event that the note is not repaid by the maturity date, the note will automatically convert to a demand note and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. The note also grants the lender a collateralized security interest in the Company’s accounts receivable. On July 20, 2009, the note became a demand note and the Company has not received a demand for payment.  As of March 31,2010, this note remains outstanding.

During 2010, the Company borrowed an aggregate of $798,000 from a director, Marvin Rosen. These loans are evidenced by thirteen (13) promissory notes, each bearing interest at the rate of three and a quarter percent (3.25%) per annum with maturities extending through April 2010. In the event that any note is not repaid by its maturity date, that note will automatically convert to a demand note, and the principal sum and all accrued interest for that note will be payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest in the Company’s accounts receivable.  As of March 31, 2010, $798,000 remains due under these promissory notes and the Company has not received a demand for payment

Capital lease / equipment financing obligations

Future aggregate principal payments for the Company’s capital lease/equipment financing obligations as of March 31, 2010 (unaudited), are as follows:

March 31, 2010
(unaudited)
Total minimum payments	$19,794
Less amount representing interest	(2,376)
Present value of minimum payments	17,418
Less current portion	(17,418)
$—

8.     Equity Transactions

In March 2010, the Company entered into a letter agreement with a company that will act as a placement agent and financial advisor to arrange the sale of equity securities on behalf of the Company.  The agreement will continue until the proposed sale of those securities is completed, or upon thirty (30) days prior written notice after expiration of one hundred twenty (120) days from the initial effective date of the agreement, or upon execution of another agreement that replaces this agreement. The Company has agreed to pay the Placement Agent a commission equal to 8% of the gross proceeds of the Offering, a finance fee equal to 2% of the gross proceeds of the Offering, and a non-accountable expense allowance equal to 2% of the gross proceeds, as well as warrants to purchase a number of shares of the Company’s common stock as is equal to 10% of the number of units sold in the Offering.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Common stock

On January 4, 2010, the Company entered into a subscription agreement with an accredited investor. Under this subscription agreement the Company agreed to convert $100,000 evidenced by a promissory note originally issued, May 27, 2008 into 769,231 shares of the Company’s common stock and a five-year warrant to purchase an additional 153,847 shares of the Company’s common stock, with an exercise price of $0.16 per share, which is equal to 120% of the closing price of the Company’s common stock on the business day before the closing.

From January 1, 2010 through March 18, 2010, the Company entered into an additional twelve (12) subscription agreements with eleven (11) accredited investors, including three (3) who are Directors of the Company. Under these subscription agreements the Company issued an aggregate of 6,842,027 shares of common stock and five-year warrants to purchase 2,118,411 shares of common stock in consideration of $917,021 , which consisted of cash net of expenses totaling $455,622, a $321,417 transfer from escrow payable, and a $139,982 conversion of debt to equity evidenced by promissory notes originally issued to directors Marvin Rosen and Philip Turits. The warrants have exercise prices ranging between $0.14 and $0.18, which is equal to 120% of the respective closing price of the Company’s common stock on the business day before closing.

On February 17, 2010 the Company’s formerly publicly-traded Redeemable common stock purchase warrants expired and the symbol FSNNW was deleted from the OTCBBTM.

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

As of March 31, 2010, the Company has authorized 225,000,000 shares of common stock. As of March 31, 2010 there were 99,738,523 shares of common stock issued and outstanding.

The Company previously disclosed that it had issued common stock for $75,000 to a vendor for the settlement of a debt. However, inasmuch as the vendor failed to perform its obligations under the settlement agreement, the Company had not yet issued the shares, resulting in a transfer from equity to escrow payable in the amount of $75,000, for the period ended March 31, 2010.  As of the date of this filing, the Company continues to reserve the shares for issuance in the event that a settlement agreement, other agreement, or determination eventually requires the issuance of the shares.

Preferred stock

As of March 31, 2010, the Company has authorized 10,000,000 shares of preferred stock. As of September 30, 2009 there were 7,995 shares of preferred stock (Series A-1 to A-4) issued and outstanding.

Preferred stock dividends

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of eight percent (8%) per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of March 31, 2010, the Board of Directors has declared no dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

9.     Adoption of New Accounting Policies

In January 2010, the FASB issued an accounting standards update on the accounting and reporting for decreases in ownership of a subsidiary.  The new accounting guidance clarified and broadened the scope for partial sales and deconsolidation events to include groups of assets that are businesses or are nonprofit activities and transfers of a business to a joint venture or to an equity method investee even when the transfer is in exchange for an interest in those entities. The new accounting guidance also requires additional disclosures on the deconsolidation of a subsidiary or de-recognition of a group of assets within its scope.  The accounting guidance was effective upon issuance.  The Company adopted the new guidance in this report and it did not have an impact on the company’s consolidated financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and the company adopted these new requirements for the quarter ended March 31, 2010.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying condensed consolidated interim financial statements.

10.    Commitments and Contingencies

Legal Matters

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement and Master Software License Agreement. This complaint asserts claims for relief against the Company for Breach of Contract , failure to pay to plaintiff moneys allegedly due under the terms of a Professional Services Letter Agreement (the “PSLA”), violation of the terms of a Master Software License Agreement (the “MSLA”), and Prejudgment interests and costs. The Company vigorously refutes the charges. On September 17, 2008, the Company filed a counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damage, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. At a status conference on July 16, 2009, the judge established a preliminary schedule for the case. Since that time, the parties have served and responded to document requests and interrogatories. Depositions have not yet been scheduled. The parties have on several occasions discussed settlement options, but as of this date no settlement agreement has been reached. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in the Company’s accompanying consolidated financial statements because of this claim.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, Case No. 09-CV-6981, asserting infringement of copyrighted software. The Company is no longer using the software, and has taken measures to ensure that there is not any copyright infringement by any of its former customers or distributors that may have been previously granted access to the software. In addition, on October 23, 2009, the Company filed its Answer and Counterclaim in this matter, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market its products and services that included the GIPS software. The parties have served and responded to document requests, and have scheduled but not yet conducted depositions. The parties are currently discussing settlement, but as of this date no settlement agreement has been reached, As the Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of any potential financial impact, no adjustment has been made in the Company’s accompanying consolidated financial statements because of this claim.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. The Company has executed the stipulation of settlement and delivered the signed stipulation to the landlord; however, the landlord has not yet returned a fully signed copy of the stipulation to the Company.  Although the settlement will not become effective unless and until it is executed by the landlord, in view of the amicable historic relationship with the landlord, we anticipate that this matter will be resolved as indicated above. The final two payments under the stipulation, in the amount of $96,039, due on March 5, 2010, and April 5, 2010, have not yet been paid by the Company. Although the Company is in default, the landlord is cooperating with the Company to allow the additional time needed by the Company to make the final payments and the Company believes that the matter will ultimately be resolved.

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

Restricted Cash

As of March 31, 2010 and December 31, 2009, the Company had approximately $417,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits under the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

11.    Segment Information

The Company reports segment information in accordance with the requirements under U.S. GAAP, which requires the disclosure of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has two reportable segments that it operates and manages – corporate services and carrier services. These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and cost of revenues. Segment income excludes unallocated Company expenses and other adjustments arising during each period. The other adjustments include transactions that the Executive Officers exclude in assessing business unit performance, due primarily to their non-operational and/or non-recurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. The Company’s segments and their principal activities are noted below:

Corporate Services

The Company offers a full suite of corporate communications services, primarily utilizing Voice over Internet Protocol (VoIP) technology. These services are targeted to small, medium and large businesses with single or multiple locations worldwide and incorporate all required hardware, thus providing the customer with everything required to implement a complete communications service solution.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

The Company’s corporate services include Hosted IP-PBX, SIP trunking, Internet access, conference calling, fax services, private line networks, and data center hosting (co-location) services. These services are combined as necessary to create the precise communications package required by each customer. On average, we believe that our corporate services save the customer approximately 20%, when compared to that customer’s previous services.

We have contracts with all of our corporate customers. Our contracts are typically for a one, two, or three-year term, and have early cancellation penalties. As the majority of our contracts are for a three-year term, the current average term of all contracts signed by our customers is approximately 2.7 years.

Carrier Services

The Company’s carrier services include voice termination via both VoIP and traditional Time Division Multiplexing (“TDM”) or “circuit-switched” technology. All voice termination services utilize our proprietary least cost routing (“LCR”) technology to assure that all calls are terminated at the lowest possible cost and to maximize profit margins. The Company also provides co-location services to other communications service providers, enabling them to co-locate their equipment within our switching facility.

The Company sells its carrier services to other communications service providers throughout the world, including U.S. based carriers wishing to terminate calls to international destinations as well as foreign carriers wishing to terminate calls in the U.S. and throughout the world. The Company also purchases domestic and international termination services from carriers. We currently have over 250 carrier customers and vendors.

We have contracts with all of our carrier customers. These contracts typically have a one-year renewable term and have no penalty for early termination. Most contracts have no minimum monthly traffic commitment.

Operating segment information for the three- months ended March 31, 2010 and 2009, is summarized as follows:

Three Months Ended March 31, 2010 (unaudited)

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$9,207,231	$381,401	$—	$9,588,632
Cost of revenues (exclusive of depreciation and amortization)	(8,436,828)	(226,941)	—	(8,663,769)
Depreciation and amortization	(224,854)	(7,021)	—	(231,875)
Loss on impairment of long — lived assets	—	—	—	—
Selling, general, and administrative expenses	(1,461,249)	(735,063)	—	(2,196,312)
Advertising and marketing	—	(3,771)	—	(3,771)
Other income (expenses)	(24,219)	(10,881)	—	(35,100)
Total loss from continuing operations	(939,919)	(602,276)	—	(1,542,195)
Loss from discontinued operations	—	(1,373)	—	(1,373)
Net loss	$(939,919)	$(603,649)	$—	$(1,543,568)
Total assets	$4,305,978	$747,809	$419,029	$5,472,816
Capital expenditures	$—	$—	$9,164	$9,164

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Three Months Ended March 31, 2009

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$8,849,260	$153,041	$—	$9,002,301
Cost of revenues (exclusive of depreciation and amortization)	(8,379,861)	(88,030)	—	(8,467,891)
Depreciation and amortization	(264,518)	(224,953)	—	(489,471)
Loss on impairment of long — lived assets	—	—	—	—
Selling, general, and administrative expenses	(1,278,046)	(1,192,234)	—	(2,470,280)
Advertising and marketing	(1,789)	(5,707)	—	(7,496)
Other income (expenses)	(43,041)	(50,526)	—	(93,567)
Total loss from continuing operations	(1,117,995)	(1,408,409)	—	(2,526,404)
Loss from discontinued operations	—	(479,811)	—	(479,811)
Net loss	$(1,117,995)	$(1,888,220)	$—	$(3,006,215)
Total assets	$4,410,006	$1,803,431	$945,185	$7,158,622
Capital expenditures	$1,230	$—	$7,954	$9,184

12.    Subsequent Events.

During April 2010, the Company borrowed an aggregate of $350,000 from an individual that is also a Director of the Company under four (4) promissory notes. The loans bear interest on the unpaid principal amount of the notes from the date the note is issued until the outstanding principal amount of the notes are paid in full, at the rate of 3.25% per annum, and the principal sum and all accrued interest are payable in full upon ten (10) days notice from the lender. The notes also grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s account(s) receivable.

The proceeds are being used for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward—Looking Statements

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenues	$9,588,632	$9,002,301
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	8,663,769	8,467,891
Depreciation and amortization	231,875	489,471
Loss on impairment of long-lived assets	—	—
Selling, general, and administrative expenses (including approximately $68,227 and $37,508 for the three months ended March 31, 2010 and March 31, 2009 respectively, of stock-based compensation)	2,196,312	2,470,280
Advertising and marketing	3,771	7,496
Total operating expenses	11,095,727	11,435,138
Operating loss	(1,507,095)	(2,432,837)
Other income (expenses):
Interest Income	124	159
Interest expense	(49,591)	(95,940)
Gain on settlements of debt	9,500	—
Other	4,867	2,214
Total other income (expenses)	(35,100)	(93,567)
Income (loss) from continued operations	(1,542,195)	(2,526,404)
Discontinued operations:
Income (loss) from discontinued operations	(1,373)	(479,811)
Net loss	$(1,543,568)	$(3,006,215)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	90.4%	94.1%
Depreciation and amortization	2.4%	5.4%
Loss on impairment of long-lived assets	0.0%	0.0%
Selling, general and administrative expenses (including approximately $68,227 and $37,508 for the three months ended March 31, 2010 and March 31, 2009 respectively, of stock-based compensation)	22.9%	27.4%
Advertising and marketing	0.0%	0.1%
Total operating expenses	115.7%	127.0%
Operating loss	(15.7)%	(27.0)%
Other income (expenses):
Interest Income	0.0%	0.0%
Interest expense	(0.5)%	(1.1)%
Gain on settlements of debt	0.1%	0.0%
Other	0.1%	0.0%
Total other income (expenses)	(0.3)%	(1.1)%
Income (loss) from continued operations	(16.0)%	(28.1)%
Discontinued operations:
Income (loss) from discontinued operations	0.0%	(5.3)%
Net loss	(16.0)%	(33.4)%

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

While our corporate business segment is still a relatively small portion of our revenue base, we expect to continue to increase our emphasis on this area and increase the percentage of the Company’s total revenues contributed by the corporate business segment. We believe that this will complement the Company’s carrier business segment by providing higher margins and a more stable customer base.

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

We manage our business segments based on gross margin, which is defined as net revenues less the cost of revenues, rather than on net profitability, due to the fact that the Company’s infrastructure is built to support all business segments and products. This applies both to the capital investments made (such as switching and transmission equipment), and to Selling, General and Administrative expenses. The majority of the Company’s operations, engineering, information systems, and finance personnel support both business segments and all products and services. For segment reporting purposes, all expenses below cost of revenues are allocated based on percentage of utilization of resources unless the items can be specifically identified to one of the business segments.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenues

Revenues for Corporate Services and Other increased $217 thousand or 126.9%, to $388 thousand during the three months ended March 31, 2010 from $171 thousand during the three months ended March 31, 2009.  This increase was primarily caused by an increase in the Company’s corporate services business due to continued sales efforts to grow the customer base.

Cost of Revenues

Consolidated cost of revenues was $8.7 million during the three months ended March 31, 2010, compared to $8.5 million during the three months ended March 31, 2009, a decrease of $0.2 million, or 2.4%.  Cost of revenues for Carrier Services was $8.4 million during the three months ended March 31, 2010, compared to $8.3 million during the three  months ended March 31, 2009.  The increase of $0.1 million or 1.2% was the result of a higher blended rate per minute off-set by the decrease in the number of minutes, consistent with the increase in revenues.

Cost of revenues for Corporate Services and Other during the three months ended March 31, 2010 was $227 thousand, compared to $93 thousand during the three months ended March 31, 2009, an increase of $134 thousand, or 144.0%.  This increase was attributable to a larger customer base during the first quarter of 2010, compared to the same period in 2009.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased by $257 K or 52.6% to $232 thousand during the three-months ended March 31, 2010, from $489 thousand during the three months ended March 31, 2009.  The Company’s depreciation expense decreased as more assets were fully depreciated than were placed into service during the first quarter of 2010 compared to the first quarter of 2009.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $300 thousand or 12.0% to $2.2 million for the three-months ended March 31, 2010, from $2.5 million during the three months ended 2009. This decrease is primarily attributable to decreases in the areas of communication, occupancy, consulting, and travel and entertainment as the company continues to focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses decreased $4 thousand or 50% to $4 thousand during three-months ended March 31, 2010, from $8 thousand during the three months ended March 31, 2009, as a result of our focus on cost containment.

Operating Loss

The Company’s operating loss decreased $0.9 million or 37.5% to a loss of $(1.5) million during the three months ended March 31, 2010, from a loss of $(2.4) million during the three months ended March 31, 2009.  The decrease in operating loss was primarily attributable to lower selling, general, and administrative expenses as a result of the company’s focus on cost curtailment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Other Income (Expense)

Total other income (expense) decreased by $58 thousand  or 62.4% to an expense of $35 thousand in the first quarter of 2010, from an expense of $93 thousand during the same period in 2009.

Discontinued Operations

Loss from discontinued operations decreased by approximately $479 thousand, or 99.8% to $(1) thousand during the three months ended March 31, 2010, from $(480) thousand during the three months ended March 31, 2009.  The main factor contributing to this decrease was the initiation of the Company’s restructuring of its operating segments during the first quarter of 2009, in an effort to focus on the development of its corporate and carrier sales.

Net Loss

Net loss decreased $1.5 million or 50%, to $(1.5) million during the three months ended March 31, 2010, from $(3.0) million during the three months ended March 31, 2009.  The main factors contributing to this decrease were reduced operating expenses, and the reduction of losses attributable to discontinued operations.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we are not generating positive cash flow from operations.  As of March 31, 2010, we had a stockholders’ deficit of approximately $(7.7) million as compared to $(7.3) million at December 31, 2009, and a working capital deficit of approximated $(9.7) million as compared to $(9.4) million at December 31, 2009.  During the three months ended March 31, 2010, the Company raised approximately $0.6 million from the sale of its securities through private placement financing.  (See Note 8 to the Condensed Consolidated Interim Financial Statements contained in this quarterly report on Form 10-Q).  The company uses the proceeds from these transactions primarily for general corporate purposes.  We may seek further financing through the sale of debt or equity securities.

Below is a summary of our cash flow for the periods indicated.  These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash from continuing operations:
Cash used in operating activities	$(1,629,417)	$(1,528,853)
Cash provided by (used in) investing activities	(9,262)	(7,346)
Cash provided by financing activities	1,403,622	1,320,996
Increase (decrease) in cash and cash equivalents from continuing operations	(235,057)	(215,203)
Cash from discontinued operations:
Cash provided by operating activities of discontinued operations	6,560	29,434
Cash provided by investing activities from discontinued operations	—	—
Net increase in cash and cash equivalents from discontinuing operations	6,560	29,434
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations	(228,497)	(185,769)
Cash and cash equivalents, beginning of period	99,019	427,433
Cash and cash equivalents, end of period	$(129,478)	$241,664

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Sources of Liquidity

As of March 31, 2010, we had cash and cash equivalents of approximately $(129) thousand, and Accounts Receivable of approximately $2.8 million. In addition, as of March 31, 2010 we had approximately $0.4 million of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through March 31, 2010, we financed our operations from operating revenues and cash provided from financing activities. These activities provided net proceeds of approximately $23.3 million from our initial public offering (IPO), the private placement of approximately $67.7 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $29.8 million from loans evidenced by the issuance of promissory notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $9 thousand and $9 thousand for the three months ended March 31, 2010 and 2009, respectively. We expect our cash capital expenditures to be approximately $150,000 for the next nine-months ending December 31, 2010. The 2010 estimated capital expenditures primarily consist of additional wholesale, corporate services and other infrastructure development.

Cash used in operations was approximately $1.6 million and $1.5 million during the three months ended March 31, 2010 and 2009, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. As we continue to focus on our corporate and carrier sales, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances, we may be required to secure letters of credit or bonds to do so.

Debt Service Requirements

At March 31, 2010, we had approximately $3.1 million of current-term debt. This balance relates to notes payable and our capital leases. Of this amount, the portion of debt collateralized by a security interest in accounts receivable is $3.1 million.

Capital Instruments

In September 2009, the Company commenced a new private placement to raise working capital for the Company’s operations. This private placement provides for the sale of up to $7.0 million of the Company’s common stock. Through March 31, 2010, the Company has sold 31,320,083 shares of common stock for which proceeds of approximately $5.0 million were received, net of expenses of approximately $5,600. In addition, the Company issued five-year warrants to purchase 4,078,903 shares of common stock at an exercisable price of 120% of the closing price of the Company’s common stock the business day before closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

Critical Accounting Policies and Estimate

The Company has identified the policies and significant estimation processes below as critical to the Company’s business operations and the understanding of the Company’s results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2009, included in the Company's Annual Report on Form 10-K. The Company’s preparation of the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

Cost of Revenues and Cost of Revenues Accrual

Cost of revenues is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for the Company’s carrier and corporate customers. The majority of the Company’s cost of revenues is thus variable, based upon the number of minutes actually used by the Company’s customers and the destinations they are calling. Cost of revenues also includes the monthly recurring cost of certain platform services purchased from other service providers, as well as the monthly recurring costs of broadband Internet access and/or private line services purchased from other carriers to meet the needs of the Company’s customers.

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

Income Taxes

The Company accounts for income taxes in accordance with the requirements under U.S. GAAP which requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our condensed consolidated interim financial statements.  Deferred tax liabilities and assets are determined based on the temporary differences between the condensed consolidated interim financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse.  In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Recently Issued Accounting Pronouncements

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

Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The disclosure provisions of the guidance should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of the new guidance did not have any substantive impact on the on the Company’s condensed consolidated interim financial statements or related footnotes.

In June 2009, the FASB, issued replacement guidance related to The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, which confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company applied the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 did not have any substantive impact on the Company’s condensed consolidated interim financial statements or related footnotes.

Forward–Looking Statements

The discussion in this quarterly report regarding the company’s business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. The Company has executed the stipulation of settlement and delivered the signed stipulation to the landlord; however, the landlord has not yet returned a fully signed copy of the stipulation to the Company.  Although the settlement will not become effective unless and until it is executed by the landlord, in view of the amicable historic relationship with the landlord, we anticipate that this matter will be resolved as indicated above. The final two payments under the stipulation, in the amount of $96,039, due on March 5, 2010, and April 5, 2010, have not yet been paid by the Company. Although the Company is in default, the landlord is cooperating with the Company to allow the additional time needed by the Company to make the final payments and the Company believes that the matter will ultimately be resolved.

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

At March 31, 2010, we had a working capital deficit of approximately ($9.7) million and a stockholders’ deficit of approximately ($7.7) million. Although we have reduced our losses, we continue to sustain losses from operations and for the period ended March 31, 2010, and 2009 we incurred net losses applicable to common stockholders of approximately ($1.7) million, and ($3.2) million, respectively. In addition, we did not generate positive cash flow from operations for the periods ended March 31, 2010, and 2009. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2009 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Our Carrier revenue performance is subject to both internal and external influences, which have and may continue to negatively impact our revenues.

During 2009, the Company's Carrier revenue was negatively impacted by seasonal and economic market fluctuations and a decline in the overall market, which was influenced by the general economic decline.  In addition, resources that we would otherwise have dedicated to revenue growth were constrained by factors including our dedication of significant resources to restructuring and exiting the Consumer segment, and we were adversely affected by limits on our ability provide extended payment terms to larger customers. We anticipate that these revenue growth constraints will be eased as the general economic conditions improve, and completion of our exit from the Consumer segment is expected to enable us to dedicate resources to increasing Carrier and Corporate revenue streams. There is no assurance that we will be successful in our efforts to reverse recent reductions in revenue generation, and if we are unable to do so, our profitability will be limited and the results of our operations will be adversely affected.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

 Funds loaned to us have been evidenced by demand notes, or by term notes that may convert to demand notes. Any sudden demand for payment from the holders of these notes could adversely affect the availability of the funds required to continue operation of our business.

We have historically funded our cash flow requirements, in part, from the proceeds of loans evidenced by demand promissory notes or by term promissory notes. To the extent that the term notes were not repaid on the maturity date, they were typically converted into demand notes. As of March 31, 2010, approximately $3.1 million of indebtedness was evidenced by such demand notes, of which approximately $2.4 million was held by our Chairman, Marvin Rosen.  In addition, the holders of these notes have been granted a pari passu security interest in our accounts receivables. If these note holders were to suddenly demand payment of all outstanding demand notes, or a substantial portion thereof, we likely would not have sufficient funds to repay those notes. In such event, the note holders could assert rights against us in legal proceedings, and could seek to collect on their notes by enforcing their security interest in our accounts receivable. This could adversely affect the availability of the funds required to continue operation of our business.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without increasing our revenues.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational, and financial resources and may increase our costs. If we are unable to successfully manage our future growth, establish, and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or profitability

The success of our growth is dependent upon market developments and traffic patterns, which may lead us to make expenditures that do not result in increased revenues

Our purchase of network equipment and software will be based in part on our expectations concerning future revenue growth and market developments. As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software, and to add additional employees. To a lesser extent our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our Softswitch, gateways, routers, and other related systems. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

We rely on the cooperation of other international carriers and/or postal telephone and telegraph companies (PTTs), who may not always cooperate with us in our attempts to serve a specific country or market.

In some cases, the growth of our carrier services business requires the cooperation of other international carriers and/or the incumbent PTT in order to provide services to or from specific countries or markets. In the event the PTT, or another in-country international carrier, does not cooperate with us or support us in our efforts to serve that country, our ability to provide service to or from that country may be delayed, or the costs to provide service might increase due to our being forced to use another more expensive carrier. If we are unable to develop and maintain successful relationships with our joint venture partners, we could fail in an important market.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

New and existing laws may cover issues that include: sales and other taxes; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; cross-border commerce; copyright, trademark and patent infringement; and other claims based on the nature and content of Internets. This could delay growth in demand for our products and services and limit the growth of our revenue. A large percentage of our current revenues are related to a small group of customers and loss of any of those customers could negatively impact our revenues.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Risks Related to Our Common Stock

One stockholder may be deemed to control us through its stock ownership and its interests may differ from other stockholders.

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 18.7 million shares, or 19.8%, of our outstanding common stock, and is the second largest single voting block in the Company. Additionally, our Directors and Executive Officers as a group currently beneficially own approximately 29.1 million shares, or 27.1% of our common stock. As a result, while neither West End nor our Directors and Officers as a group, have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enable both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. Their interests may differ from those of other stockholders. Should West End and our current Directors and Executive Officers vote in the same manner, West End and our current Directors and Executive Officers, collectively, have sufficient voting power to effectively determine the outcome of most matters submitted to a vote of stockholders.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

As of the date of this report, there were 100,155,190 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 7,995 shares of Series A-1 through A-4 Preferred Stock are currently issued and outstanding. Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

•

dividend and liquidation preferences;

•

voting rights;

•

conversion privileges;

•

redemption terms; and

•

other privileges and rights of the shares of each authorized series.

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

None

Item 4. (Removed and Reserved).

Not Applicable

Item 5. Other Information.

None

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
May 17, 2010	Chief Executive Officer

BY: /s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
May 17, 2010	President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.