Form 10-Q
period 2010-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2010-08-16
CIK 1071411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(212) 201-2400

(Registrants telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.      Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 7, 2010.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	126,167,121

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1–FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$907,578	$99,019
Accounts receivable, net of allowance for doubtful accounts of approximately $355,000 and $539,000 on June 30, 2010 and December 31, 2009, respectively	3,053,104	2,500,319
Restricted cash, current portion	-	168,176
Prepaid expenses and other current assets	175,078	130,647
Assets held for sale	5,169	6,513
Current assets from discontinued operations	20,105	32,283
Total current assets	4,161,034	2,936,957
Property and equipment, net	1,314,809	1,664,583
Other assets:
Security deposits	33,106	23,008
Restricted cash, net of current portion	238,390	248,390
Intangible assets, net	455,318	489,294
Other assets	77,334	62,119
Total other assets	804,148	822,811
TOTAL ASSETS	$6,279,991	$5,424,351
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Debt, non - related parties	$625,000	$725,000
Debt, related parties	2,199,425	1,682,187
Capital lease / equipment financing obligations, current portion	12,408	14,831
Escrow payable	350,000	321,418
Accounts payable and accrued expenses	9,199,529	9,263,872
Current liabilities from discontinued operations	285,294	360,294
Total current liabilities	12,671,656	12,367,602
Long-term liabilities:
Capital lease / equipment financing obligations, net of current portion	-	2,587
Other long - term liabilities	322,067	336,815
Total long - term liabilities	322,067	339,402
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,995 shares issued and outstanding on June 30, 2010 and December 31, 2009, respectively	80	80
Common stock, $0.01 par value, 225,000,000 shares authorized, 121,167,116 and 92,543,932 shares issued and outstanding on, June 30, 2010 and December 31, 2009, respectively	1,211,671	925,440
Capital in excess of par value	134,396,240	130,984,766
Accumulated deficit	(142,321,723)	(139,192,939)
Total stockholders’ deficit	(6,713,732)	(7,282,653)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,279,991	$5,424,351

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$9,727,200	$8,649,762	$19,315,832	$17,652,063
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	8,753,785	7,958,140	17,417,554	16,426,031
Depreciation and amortization	207,909	226,944	439,785	716,415
Loss on impairment of long-lived assets	-	243,000	-	243,000
Selling, general, and administrative expenses (includes approximately $69,000 and $85,000 for the three months ended June 30, 2010 and June 30, 2009, respectively, and approximately $137,000 and $120,000,for the six months ended June 30, 2010 and June 30, 2009 respectively, of stock-based compensation)	2,195,581	2,242,168	4,391,892	4,712,448
Advertising and marketing	17,425	3,016	21,196	10,512
Total operating expenses	11,174,700	10,673,268	22,270,427	22,108,406
Operating loss	(1,447,500)	(2,023,506)	(2,954,595)	(4,456,343)
Other income (expenses):
Interest income	120	451	243	610
Interest expense	(54,716)	(119,841)	(104,307)	(215,781)
Gain on settlements of debt	-	-	9,500	-
Other	3,862	1,279	8,729	3,493
Total other income (expenses)	(50,734)	(118,111)	(85,835)	(211,678)
Loss from continuing operations	(1,498,234)	(2,141,617)	(3,040,430)	(4,668,021)
Discontinued operations:
Loss from discontinued operations	(86,982)	(885,132)	(88,355)	(1,364,943)
Net loss	$(1,585,216)	$(3,026,749)	$(3,128,785)	$(6,032,964)
Loss applicable to common stockholders:
Loss from continuing operations	$(1,498,234)	$(2,141,617)	$(3,040,430)	$(4,668,021)
Preferred stock dividends in arrears	(159,462)	(159,462)	(317,171)	(317,171)
Net loss from continuing operations applicable to common stockholders:	(1,657,697)	(2,301,079)	(3,357,601)	(4,985,192)
Loss from discontinued operations	(86,982)	(885,132)	(88,355)	(1,364,943)
Net loss applicable to common stockholders	$(1,744,678)	$(3,186,211)	$(3,445,956)	$(6,350,135)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.02)	$(0.04)	$(0.03)	$(0.09)
Loss from discontinued operations	(0.00)	(0.02)	(0.00)	(0.03)
Net loss applicable to common stockholders	$(0.02)	$(0.06)	$(0.03)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	108,396,957	56,822,335	102,960,496	52,438,147

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,128,785)	$(6,032,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment / continuing operations	-	243,000
Loss on impairment / discontinued operations	-	545,046
Depreciation and amortization	439,785	716,414
Bad debt expense	(4,651)	125,938
Stock-based compensation	133,366	119,767
Gain on extinguishment of debt	(9,500)	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(548,134)	662,634
Prepaid expenses and other current assets	(44,431)	(124,580)
Other assets	(15,215)	69,790
Accounts payable and accrued expenses	(110,356)	(263,427)
Other long-term liabilities	(14,748)	(60,209)
Net cash used in operating activities	(3,302,669)	(3,998,591)
Cash flows from investing activities:
Purchase of property and equipment	(53,958)	(17,082)
Payment for security deposits	(10,098)	(801)
Returns of other intangible assets	-	2,639
Returns of restricted cash	178,176	-
Net cash provided by (used) in investing activities	114,120	(15,244)
Cash flows from financing activities:
Proceeds from sale of common stock, net	2,611,940	2,123,471
Proceeds from the sale of common stock, not yet issued	275,000	-
Proceeds from notes payable - related parties	1,248,000	1,347,500
Proceeds from notes payable - non-related parties	100,000	-
Payments of long - term debt and capital lease / equipment financing obligations	(5,010)	(24,605)
Repayments of notes payable - related parties	(245,000)	-
Net cash provided by financing activities	3,984,930	3,446,366
Net increase in cash and cash equivalents from continuing operations	796,381	(567,469)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	12,178	141,888
Net increase (decrease) in cash and cash equivalents from discontinuing operations	12,178	141,888
Net increase (decrease) in cash and cash equivalents from continuing and discontinuing operations:	808,559	(425,581)
Cash and cash equivalents, beginning of period	99,019	427,433
Cash and cash equivalents, end of period	$907,578	$1,852

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,205	$50,224
Supplemental schedule of non-cash investing and financing activities:
Acquisition of capital lease / equipment financing obligations	$-	$24,000
Conversion of notes payable-related parties to common stock	$486,000	$-
Conversion of interest payable-related parties to common stock	$19,982	$-
Conversion notes payable-non related parties to common stock	$200,000	$-
Transfer from escrow payable to common stock	$321,417	$-
Note transfer to a related party from a non-related party	$-	$(500,000)
Note transfer from a non-related party to a related party	$-	$500,000
Transfer from equity to escrow payable-shares to vendor, not yet issued	$75,000	$-

See accompanying notes to the Condensed Consolidated Interim Financial Statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selective Significant Accounting Policies

The accompanying notes to the condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and, therefore, omit or condense certain footnotes and other information normally included in the condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S. GAAP”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair condensed consolidated interim financial statements presentation have been made. The results of operations for an interim period may not give true indication of the results for the entire year.

During the six-months ended June 30, 2010 and 2009, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Condensed Consolidated Interim Statements of Operations.

Income taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with  U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company is subject to income tax examinations by major taxing authorities for all tax years since inception and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. During the six month period ended June 30, 2010, the Company recognized no adjustments for uncertain tax positions.

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

Unexercised stock options to purchase 5,912,875 and 4,962,578 shares of the Company’s common stock as of June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share because the inclusion of these options would be anti-dilutive.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Unexercised warrants to purchase 43,959,580 and 24,860,485 shares of the Company’s common stock as of June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the warrants would be anti-dilutive. Net loss per common share calculation includes a provision for preferred stock dividends in the amount of approximately $317,000 and $317,000 for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the Board of Directors had declared no dividend.  As of June 30, 2010, the Company has accumulated approximately $2,135,377 of preferred stock dividends.

Discontinued operations

The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation, if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of the discontinued component through the date of disposition, including any gains or losses on disposition, are aggregated and presented on one line on the Condensed Consolidated Interim Statements of Operations. Amounts presented for prior years are reclassified to reflect their classification as discontinued operations. See Note 4 for additional information regarding discontinued operations.

Stock–based compensation

The Company accounts for stock-based compensation by recognizing the fair value of the compensation cost for all stock awards over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders’ equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of the grant using the Black-Scholes option-pricing model.

Stock-based compensation expense recognized in the Condensed Consolidated Interim Statements of Operations for the six-months ended June 30, 2010, and 2009, includes compensation expense for stock-based payment awards granted prior to June 30, 2010, but not yet vested, based on the estimated grant date fair value. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture.

The impact on the Company’s results of operations of recording stock-based compensation expense related to employees for the six-months ended June 30, 2010 and 2009 was approximately $137,000 and $120,000 respectively, which is included in selling, general, and administrative expenses in the Condensed Consolidated Interim Statements of Operations.

The following table summarizes the stock option activity for the six-months ended June 30, 2010:

	(Unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	4,786,774	$1.28
Granted	1,365,500	$0.12
Cancelled or expired	(239,399)	$0.53
Outstanding at June 30, 2010	5,912,875	$1.04
Exercisable at June 30, 2010	3,319,359	$1.73

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Six-Months Ended June 30
	2010	2009
Dividend yield	0.00%	0.00%
Stock volatility	127.95%	134.50%
Average Risk-free interest rate	2.72%	2.98%
Average option term (years)	4	4

As of June 30, 2010, there was approximately $156,165 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.75 years.

Fair value of financial instruments

The carrying amounts of the Company’s assets and liabilities approximate the fair value presented in the accompanying Condensed Consolidated Interim Balance Sheets, due to their short-term maturities.

Use of estimates

The preparation of the condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could be affected by the accuracy of those estimates.

2.   Going Concern.

At June 30, 2010, the Company had a working capital deficit of approximately $(8.5) million and an accumulated deficit of approximately $(142.3) million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the six months ended June 30, 2010, the Company raised approximately $2.6 million net of expenses from sale of its securities. The Company cannot provide any assurances if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	( unaudited )
Prepaid expenses	$172,078	$126,061
Inventory	-	1,586
Notes receivable	3,000	3,000
Total	$175,078	$130,647

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

4.     Discontinued Operations

In an effort to streamline operations, reduce expenses, and focus efforts on the development of the Company’s corporate services and carrier services segments, the Company eliminated the consumer services segment and restructured its overall operations. The Company's Board of Directors authorized these actions at a board meeting held on February 17, 2009. As a result of these actions, the three (3) international offices, reported under its Dubai subsidiary, were closed, and twenty-six employees and eleven consultants were terminated. In accordance with requirements under U.S. GAAP for impairment or disposal of long-lived assets, the Company has classified the operating results of its consumer services segment as a discontinued operation in the accompanying condensed consolidated interim financial statements. The June 30, 2010, and 2009 condensed consolidated interim financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s consumer services segment. The following table represents the assets and liabilities of the discontinued operations as of June 30, 2010 and December 31, 2009:

	June 30 2010	December 31, 2009
	(unaudited)
Property and equipment, net	$20,105	$32,283
Total current assets reclassified to discontinued operations	$20,105	$32,283

Capital Lease obligations, current portion	$99,517	$99,517
Accounts payable and accrued expenses	185,777	260,777
Current liabilities reclassified to discontinued operations	$285,294	$360,294

The following is a summary of the operating results of the discontinued operations for the three and six-months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,617	$165,757	$1,617	$449,076
Cost of revenues	-	(111,886)	-	(344,732)
Depreciation and amortization	(5,619)	(254,113)	(12,178)	(263,391)
Loss on impairment of assets	-	(384,592)	-	(544,943)
Selling, general and administrative	(82,980)	(300,298)	(77,794)	(658,208)
Advertising and marketing	-	-	-	(2,749)
Other income (expense)	-	-	-	4
Net income (loss)	$(86,982)	$(885,132)	$(88,355)	$(1,364,943)

5.      Intangible Assets

Identifiable intangible assets, as of June 30, 2010 (unaudited), are comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 01, 2010	$402,897	$86,397	$489,294
Current year amortization	(33,976)	-	(33,976)
Current year impairment	-	-	-
Balance as of June 30, 2010	$368,921	$86,397	$455,318

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Identifiable intangible assets, as of December 31, 2009 (audited), were comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 01, 2009	$721,871	$89,037	$810,908
Current year amortization	(75,974)	-	(75,974)
Current year impairment	(243,000)	(2,640)	(245,640)
Balance as of December 31, 2009	$402,897	$86,397	$489,294

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2010 (unaudited) and December 31, 2009:

	June 30, 2010	December 31, 2009
	( unaudited )
Trade accounts payable	$7,871,175	$7,784,952
Accrued expenses	272,519	718,212
Accrued payroll and vacation	105,146	217,984
Cost accrual	42,098	27,898
Interest payable	263,877	199,939
Deferred revenue	185,092	121,122
Other	459,622	193,765
	$9,199,529	$9,263,872

7.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

At June 30, 2010 and December 31, 2009, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Promissory notes payable - related parties	$2,199,425	$1,682,187
Promissory notes payable - non related parties	625,000	725,000
Capital lease / equipment financing obligations	12,408	17,418
Total long-term debt and capital lease / equipment financing obligations	2,836,833	2,424,605
Less current portion capital lease / equipment financing obligations	(12,408)	(14,831)
Less current portion - related parties	(2,199,425)	(1,682,187)
Less current portion – non related parties	(625,000)	(725,000)
	$-	$2,587

Promissory notes payable – non-related parties

During February 2004, the Company entered into a settlement agreement with a vendor for $600,000. In the same month, the Company paid $450,000 under the agreement and agreed to make 12 monthly payments for the remaining $150,000. The promissory note evidencing the $450,000 debt has not been repaid as of June 30, 2010, as the other party to the settlement agreement has not complied with the terms of the agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During 2008, the Company borrowed an aggregate of $375,000 from several stockholders. The loans are evidenced by two (2) promissory notes, which matured on various dates during the quarter ended June 30, 2010 and bear interest at the rate of 10 percent (10%) per annum. Notes not repaid by their respective maturity dates, automatically convert to demand notes, and the principal sum and all accrued interest on the notes become payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. At June 30, 2010, the notes remain outstanding and are now payable on demand. However, neither lender has made a demand for payment.

On September 30, 2009, the Company and a lender agreed to amend a promissory note (the “Amended Note”) originally issued May 27, 2008 evidencing $200,000 borrowed from the lender, which Amended Note extended the maturity date of the note to December 31, 2009. On January 4, 2010, the lender converted $100,000 of this note into 769,231 shares of common stock and warrants to purchase 153,847 shares of common stock. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before conversion. On January 5, 2010, the lender agreed to extend the maturity date of the $100,000 balance of the loan to April 5, 2010 and increase the interest rate to 12 percent (12%) per annum.  The Amended Note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  The Amended Note if not repaid by the maturity date, automatically converts to a demand note, and the principal sum and all accrued interest becomes payable in full upon ten (10) days notice from the lender. At June 30, 2010, the Amended Note remains outstanding and is now payable on demand. However, the lender has not made a demand for payment.

On March 30, 2010, the Company borrowed $100,000 from a non-related party.  This loan is evidenced by a promissory note, which matured on April 14, 2010 and bears interest at the rate of ten percent (10%) per annum. On June 8, 2010 the lender converted the $100,000 note into 714,286 shares of common stock and five-year warrants to purchase a total of 357,144 shares of common stock, one-half of which are exercisable at 125% of the closing price of the Company’s common stock on the day before closing, and the balance are exercisable at 150% of such price.

Promissory notes payable – related parties

During 2007, the Company borrowed an aggregate of $250,000 from Director Marvin Rosen, evidenced by two (2) promissory notes each of which are payable in 24 equal monthly installments of principal and interest at the rate of ten percent (10%) per annum, commencing January 18, 2008 and January 19, 2008 respectively, provided that the lender has the right to demand payment of all unpaid principal and interest at any time after December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. Principal payments to date, total $107,843.  On February 4, 2010 Marvin Rosen converted $55,552 of indebtedness that was evidenced by one (1) of the promissory notes into 462,933 shares of common stock and 92,587 warrants. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before conversion.  As of June 30, 2010, approximately $86,605 remains due under these promissory notes, and the Company has not received a demand for payment.

During 2008, the Company borrowed an additional $275,000 from this Director, evidenced by four (4) promissory notes, which matured at different dates throughout 2008 and bear interest at the rate of ten percent (10%) per annum.  On February 4, 2010, Marvin Rosen converted $64,448 of indebtedness evidenced by one (1) of the promissory notes into 537,067 shares of common stock and warrants to purchase 107,413 shares of common stock. The warrants are exercisable for five years at 120% of the closing price of the Company’s common stock the business day before conversion.  On May 19, 2010, the $210,552 balance of indebtedness evidenced by these promissory notes was converted to 1,503,943 shares of common stock, and five year warrants to purchase a total of 751,972 shares of common stock, one-half which are exercisable at 125% of the closing price of the company’s common stock the day before conversion, and the balance are exercisable at 150% of such price.  No balance remains due under these promissory notes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During 2009, the Company borrowed an additional $1,140,268 from this Director, evidenced by fourteen (14) promissory notes, which matured at various dates throughout 2009 and bear interest at rates ranging from three percent (3%) to ten percent (10%) per annum. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. Notes not repaid by the maturity date, automatically converted to demand notes, and the principal sums and all accrued interest for those notes become payable in full upon ten (10) days notice from the lender. However, the Company has not received demand for payment. On May 19, 2010, Marvin Rosen converted $39,448 of indebtedness evidenced by one (1) of the promissory notes into 281,772 shares of common stock and five year warrants to purchase a total of 140,886 shares of common stock, one-half which are exercisable at 125% of the closing price of the Company’s common stock the day before conversion, and the balance exercisable at 150% of such price.  On June 9, 2010, Marvin Rosen converted an additional $116,000 of indebtedness evidenced by three (3) of the promissory notes into 828,572 shares of common stock and five year warrants to purchase a total of 414,286 shares of common stock, one-half which are exercisable at 125% of the closing price of the Company’s common stock the day before conversion, and the balance are exercisable at 150% of such price.  At June 30, 2010, ten (10) of the promissory notes in the aggregate amount of $984,820 remain outstanding.

On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Marvin Rosen, Chairman of the Board of Directors, is a member. This loan is evidenced by a promissory note, which matured on July 20, 2009, and bears an interest rate of eight percent (8%) per annum. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. On July 20, 2009, the note became a demand note, although the Company has not received a demand for payment. This $125,000 note remains outstanding at June 30, 2010.

During 2010, the Company borrowed an aggregate of $1,248,000 from a director, Marvin Rosen. These loans are evidenced by eighteen (18) promissory notes, each bearing interest at the rate of three and a quarter percent (3.25%) per annum with maturities extending through July 2010, at which point the notes automatically convert to demand notes, and the principal sum and all accrued interest for each note is payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  As of June 30, 2010, $1,003,000 remains due under sixteen (16) of these promissory notes. The Company has not received a demand for payment.

Capital lease / equipment financing obligations

Future aggregate principal payments for the Company’s capital lease/equipment financing obligations as of June 30, 2010 (unaudited), are as follows:

June 30, 2010
(unaudited)
Total minimum payments	$12,644
Less amount representing interest	(236)
Present value of minimum payments	12,408
Less current portion	(12,408)
$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

8.     Equity Transactions

In March 2010, the Company entered into a letter agreement with a company to act as a placement agent and financial advisor to arrange the sale of equity securities on behalf of the Company.  The Company has agreed to pay the placement agent a commission equal to 8% of the gross proceeds of the offering, a finance fee equal to 2% of the gross proceeds of the offering, and a non-accountable expense allowance equal to 2% of the gross proceeds, as well as warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of units sold in the offering.  As of June 30, 2010, gross proceeds under this agreement totaled $3,000,000.

Common stock

On January 4, 2010, the Company entered into a subscription agreement with an accredited investor. Under this subscription agreement the Company agreed to convert $100,000 evidenced by a promissory note originally issued, May 27, 2008, into 769,231 shares of the Company’s common stock and a five-year warrant to purchase an additional 153,847 shares of the Company’s common stock, with an exercise price of $0.16 per share, which was equal to 120% of the closing price of the Company’s common stock on the business day before the conversion.

From January 1, 2010, through March 18, 2010, the Company entered into an additional twelve (12) subscription agreements with eleven (11) accredited investors, including three (3) who are Directors of the Company. Under these subscription agreements the Company issued an aggregate of 6,842,027 shares of common stock and five year warrants to purchase 2,118,411 shares of common stock. The Company received consideration of $917,021, which consisted of cash net of expenses totaling $455,622, a $321,417 transfer from escrow payable, and a $139,982 conversion of debt to equity evidenced by promissory notes originally issued to directors Marvin Rosen and Philip Turits. The warrants have exercise prices ranging between $0.14 and $0.18, which is equal to 120% of the respective closing price of the Company’s common stock on the business day before closing.

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

From May 19, 2010, through June 9, 2010, the Company entered into an additional fifty-five (55) subscription agreements, with forty-eight (48) accredited investors, including one (1) that is a Director of the company.  Under these subscription agreements the Company issued an aggregate of 21,428,593 shares of common stock and five year investor warrants to purchase 10,714,296 shares of common stock for consideration of $2,622,318, which consisted of cash net of expenses totaling $2,156,318, a $100,000 conversion of debt to equity evidenced by a promissory note from a non-related party, as well as a $366,000 conversion of debt to equity evidenced by promissory notes originally issued to Director Marvin Rosen.  One-half of the investor warrants are exercisable at 125% of the closing price of the Company’s common stock on the day prior to closing, and the balance are exercisable at 150% of such price.  In addition, the placement agent was paid aggregate compensation of $360,000 and was issued placement agent warrants to purchase an aggregate of 2,142,860 shares of common stock, an amount equal to 10% of the number of units sold, exercisable at 125% of the closing price of the Company’s common stock, on the day prior to closing.

As of June 30, 2010, the Company is authorized to issue 225,000,000 shares of common stock. As of June 30, 2010 there were 121,167,116 shares of common stock issued and outstanding.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company previously disclosed that it had issued common stock in the amount of $75,000 to a vendor for the settlement of a debt. However, inasmuch as the vendor failed to perform its obligations under the settlement agreement, and given the fact that the Company had not actually issued the shares, this has resulted in a transfer from equity to escrow payable in the amount of $75,000. As of the date of this filing, the Company continues to reserve the shares for issuance in the event that a settlement agreement, or other agreement or determination, eventually requires the issuance of those shares.

Preferred stock

As of June 30, 2010, the Company is authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2010 there were 7,995 shares of preferred stock (Series A-1 to A-4) issued and outstanding.

Preferred stock dividends

The holders of the Series A-1, A-2, A-3 and A-4 Preferred Stock are entitled to receive cumulative dividends of eight percent (8%) per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of June 30, 2010, the Board of Directors has declared no dividends.

9.     Adoption of New Accounting Policies

In January 2010, the FASB issued an accounting standards update on the accounting and reporting for decreases in ownership of a subsidiary.  The new accounting guidance clarified and broadened the scope for partial sales and deconsolidation events to include groups of assets that are businesses or are nonprofit activities and transfers of a business to a joint venture or to an equity method investee even when the transfer is in exchange for an interest in those entities. The new accounting guidance also requires additional disclosures on the deconsolidation of a subsidiary or de-recognition of a group of assets within its scope.  The accounting guidance was effective upon issuance.  The Company adopted the new guidance in this report, and it did not have an impact on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately, and the company adopted these new requirements during the first quarter of 2010.

In July 2010, the FASB issued an accounting standards update on the disclosure about the credit quality of financing receivables and the allowance for credit losses.  This update requires additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  These disclosures, as of the end of a reporting period, are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  We do not expect this accounting standards update to have a material effect on our consolidated financial statements other than the new disclosures required by the update.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated interim financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

10.    Commitments and Contingencies

Legal Matters

On July 30, 2008, a vendor that provides management consulting and software systems services, associated with the Company’s discontinued operations, filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for the mutual release of all claims, and agreeing to the dismissal of the case.  The accompanying consolidated financial statements presented herein accurately reflect the financial impact of the Confidential Settlement Agreement on the Company.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, (Case No. 09-CV-6981), asserting infringement of copyrighted software. On October 23, 2009, the Company filed its Answer and Counterclaim in this matter, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market certain products and services that included the GIPS software. On June 1, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation providing for the mutual release of all claims, and agreeing to the dismissal of the case.  The accompanying consolidated financial statements presented herein accurately reflect the financial impact of the Confidential Settlement Agreement on the Company.

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. The Company executed the stipulation of settlement and made the initial payments under the stipulation.  However, the company has not yet made the final two payments under the stipulation.  The Company and the landlord are currently negotiating a Second Amendment to the Stipulation of Settlement, modifying the payment schedule in the first amendment and providing additional time for the Company to complete payment of the amounts due.  This amendment further provides that the landlord will not enforce the judgment nor execute the warrant as long as the Company complies with the modified payment schedule in the latest amendment.  The landlord is cooperating with the Company, and the Company believes that the matter will ultimately be resolved.

On June 14, 2010, three individuals filed an action against a former customer of the Company and other associated persons, and against the Company, in New York State Court, County of Kings (Index No. 24255/09).  The plaintiffs allege that the non-Fusion defendants accepted funds from the plaintiffs for investment in real estate, but subsequently used some or all of those funds for other purposes.  The plaintiffs further allege that the non-Fusion defendants made certain payments to the Company and they seek repayment of those sums from the company in the amount of $237,913 plus interest.  The Company believes that the plaintiffs’ claims are without merit, as the bank account information provided by the plaintiffs themselves shows that the majority of the funds allegedly paid to the Company were actually paid to other non-affiliated entities.  Moreover, those funds that were received by the Company from the non-Fusion defendants were payment for specific telecommunications equipment and services purchased by the non-Fusion defendants from the Company, and the Company had no knowledge of any alleged misuse of funds by the non-Fusion defendants.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company is preparing its formal answer to the plaintiffs’ claims, and will vigorously defend itself.  As the Company at this early state cannot accurately predict the likelihood of a favorable or unfavorable outcome in this matter, nor quantify the amount or range of any potential financial impact, no adjustments have been made in the Company’s accompanying consolidated interim financial statements as a result of this claim.

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

Restricted Cash

As of June 30, 2010 and December 31, 2009, the Company had approximately $238,390 and $416,566 respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits under the Company’s non-cancelable operating leases for office facilities.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company’s corporate services include Hosted IP-PBX, SIP trunking, broadband Internet access, conference calling, fax services, private line networks, and data center hosting (co-location) services. These services are combined as necessary to create the precise communications package required by each customer. On average, we believe that our corporate services save the customer approximately 20%, when compared to that customer’s previous services.

We have contracts with all of our corporate customers. Our contracts are typically for a one, two, or three-year term, and have early cancellation penalties. As the majority of our contracts are for a three-year term, the current average term of all contracts signed by our customers is approximately 2.7 years.

Carrier Services

The Company’s carrier services include voice termination via both VoIP and traditional Time Division Multiplexing (“TDM”) or “circuit-switched” technology. All voice termination services utilize our proprietary least cost routing (“LCR”) technology to assure that those calls are terminated at the lowest possible cost and to maximize profit margins. The Company also provides co-location services to other communications service providers, enabling them to co-locate their equipment within our switching facility.

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

Operating segment information for the three months ended June 30, 2010 and 2009, is summarized as follows:

Three Months Ended June 30, 2010 (unaudited)

	Carrier Services	Corporate Services and Other		Corporate and Unallocated	Consolidated
Revenues	$9,316,018	$411,182		$-	$9,727,200
Cost of revenues (exclusive of depreciation and amortization)	(8,516,789)	(236,996)		-	8,753,785)
Depreciation and amortization	(201,075)	(6,834)		-	(207,909)
Loss on impairment of long — lived assets	-	-		-	-
Selling, general, and administrative expenses	(1,533,270)	(662,311)		-	(2,195,581)
Advertising and marketing	-	(17,425)		-	(17,425)
Other income (expenses)	(35,007)	(15,727)		-	(50,734)
Total loss from continuing operations	(970,123)	(528,111)		-	1,498,234)
Loss from discontinued operations	-	(86,982)		-	(86,982)
Net loss	$(970,123)	$(615,093)	$		$(1,585,216)
Total assets	$4,189,434	$760,236		$1,330,321	$6,279,991
Capital expenditures	$-	$-		$44,794	$44,794

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2009 (unaudited)

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$8,419,465	$230,297	$-	$8,649,762
Cost of revenues (exclusive of depreciation and amortization)	(7,807,692)	(150,448)	-	(7,958,140)
Depreciation and amortization	(217,307)	(9,637)	-	(226,944)
Loss on impairment of long — lived assets	-	-	(243,000)	(243,000)
Selling, general, and administrative expenses	(1,553,053)	(689,115)	-	(2,242,168)
Advertising and marketing	(324)	(2,692)	-	(3,016)
Other income (expenses)	(81,497)	(36,614	-	(118,111)
Total loss from continuing operations	(1,240,408)	(658,209)	(243,000)	(2,141,617)
Loss from discontinued operations	-	(885,132)	-	(885,132)
Net loss	$(1,240,408)	$(1,543,341)	$(243,000)	$(3,026,749)
Total assets	$4,855,095	$1,112,910	$497,110	$6,465,115
Capital expenditures	$6,762	$-	$1,136	$7,898

Operating segment information for the six months ended June 30, 2010 and 2009, is summarized as follows:

Six Months Ended June 30, 2010 (unaudited)

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$18,523,250	$792,582	$-	$19,315,832
Cost of revenues (exclusive of depreciation and amortization)	(16,953,617)	(463,937)	-	(17,417,554)
Depreciation and amortization	(425,930)	(13,855)	-	(439,785)
Loss on impairment of long — lived assets	-	-	-	-
Selling, general, and administrative expenses	(2,994,519)	(1,397,373)	-	(4,391,892)
Advertising and marketing	-	(21,196)	-	(21,196)
Other income (expenses)	(59,226)	(26,609)	-	(85,835)
Total loss from continuing operations	(1,910,042)	(1,130,388)	-	(3,040,430)
Loss from discontinued operations	-	(88,355)	-	(88,355)
Net loss	$(1,910,042)	$(1,218,743)	$-	$(3,128,785)
Total assets	$4,189,434	$760,236	$1,330,321	$6,279,991
Capital expenditures	$-	$-	$53,958	$53,958

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2009 (unaudited)

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$17,268,725	$383,338	$-	$17,652,063
Cost of revenues (exclusive of depreciation and amortization)	(16,187,553)	(238,478)	-	(16,426,031)
Depreciation and amortization	(481,825)	(234,590)	-	(716,415)
Loss on impairment of long — lived assets	-	-	(243,000)	(243,000)
Selling, general, and administrative expenses	(2,831,099)	(1,881,349)	-	(4,712,448)
Advertising and marketing	(2,113)	(8,399)	-	(10,512)
Other income (expenses)	(124,538)	(87,140)	-	(211,678)
Total loss from continuing operations	(2,358,403)	(2,066,618)	(243,000)	(4,668,021)
Loss from discontinued operations	-	(1,364,943)	-	(1,364,943)
Net loss	$(2,358,403)	$(3,431,561)	$(243,000)	$(6,032,964)
Total assets	$4,855,095	$1,112,910	$497,110	$6,465,115
Capital expenditures	$7,992	$-	$9,090	$17,082

12.    Subsequent Events.

On July 1, 2010, the Company borrowed  $100,000 from an individual that is also a Director of the Company.  The loan is evidenced by a promissory note bearing interest on the unpaid principal amount of the note from the date the note is issued until the outstanding principal amount of the note is paid in full, at the rate of 3.25% per annum, and the principal sum and all accrued interest are payable in full upon ten (10) days notice from the lender.  The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.

On July 22, 2010 the Company entered into subscription agreements with each of fourteen (14) accredited investors, including three (3) investors who are also Directors of the Company.  Under these subscription agreements the Company issued an aggregate of 5,000,005 shares of common stock and five year investor warrants to purchase 2,500,010 shares of common stock, in consideration of  $616,000, which consisted of cash net of expenses totaling $494,000, and a $122,000 conversion of debt to equity evidenced by promissory notes originally issued to Director Marvin Rosen.  One-half of the warrants are exercisable at $0.175 per share, which is equal to 125% of the closing price of the Company’s common stock, on the day prior to closing, and the balance are exercisable at $0.21 per share, which is equal to 150% of such price.  In addition, the placement agent was paid aggregate compensation of $84,000 and was issued placement agent warrants to purchase 500,001 shares of common stock, equal to 10% of the number of units sold, exercisable at $0.175 per share, which is equal to 125% of the closing price of the Company’s common stock on the day prior to closing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward—Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources,

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

entering into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations, the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues	$9,727,200	$8,649,762	$19,315,832	$17,652,063
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	8,753,785	7,958,140	17,417,554	16,426,031
Depreciation and amortization	207,909	226,944	439,785	716,415
Loss on impairment of long-lived assets	-	243,000	-	243,000
Selling, general, and administrative expenses (including approximately $69,000 and $85,000 for the three months ended June 30, 2010 and June 30, 2009 respectively, and $137,000 and $120,000 for the six months ended June 30, 2010 and June 30, 2009 respectively, of stock-based compensation)	2,195,581	2,242,168	4,391,892	4,712,448
Advertising and marketing	17,425	3,016	21,196	10,512
Total operating expenses	11,174,700	10,673,268	22,270,427	22,108,406
Operating loss	(1,447,500)	(2,023,506)	(2,954,595)	(4,456,343)
Other income (expenses):
Interest Income	120	451	243	610
Interest expense	(54,716)	(119,841)	(104,307)	(215,781)
Gain on settlements of debt	-	-	9,500	-
Other	3,862	1,279	8,729	3,493
Total other income (expenses)	(50,734)	(118,111)	(85,835)	(211,678)
Income (loss) from continued operations	(1,498,234)	(2,141,617)	(3,040,430)	(4,668,021)
Discontinued operations:
Income (loss) from discontinued operations	(86,982)	(885,132)	(88,355)	(1,364,943)
Net loss	$(1,585,216)	$(3,026,749)	$(3,128,785)	$(6,032,964)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	90.0%	92.0%	90.2%	93.1%
Depreciation and amortization	2.1%	2.6%	2.3%	4.1%
Loss on impairment of long-lived assets	0.0%	2.8%	0.0%	1.4%
Selling, general, and administrative expenses (including approximately $69,000 and $85,000 for the three months ended June 30, 2010 and June 30, 2009 respectively, and approximately $137,000 and $120,000 for the six months ended June 30, 2010 and June 30, 2009, respectively, of stock-based compensation)	22.6%	25.9%	22.7%	26.7%
Advertising and marketing	0.2%	0.0%	0.1%	0.1%
Total operating expenses	114.9%	123.3%	115.3%	125.4%
Operating loss	(14.9)%	(23.3)%	(15.3)%	(25.4)%
Other income (expenses):
Interest Income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.6)%	(1.4)%	(0.5)%	(1.2)%
Gain on settlements of debt	0.0%	0.0%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%
Total other income (expenses)	(0.6)%	(1.4)%	(0.5)%	(1.2)%
Income (loss) from continued operations	(15.5)%	(24.7)%	(15.8)%	(26.6)%
Discontinued operations:
Income (loss) from discontinued operations	(0.9)%	(10.2)%	(0.5)%	(7.7)%
Net loss	(16.4)%	(34.9)%	(16.3)%	(34.3)%

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a strong focus in recent years on VoIP termination to emerging markets. We have focused on growing our existing customer base, which was primarily U.S. based, through the addition of a broad range of new international customers. We have also focused on expanding the Company’s vendor base through the addition of direct VoIP terminating arrangements to many new countries, including many emerging markets. Although we believe that the carrier services segment continues to be of significant value to our long term strategy, ongoing competitive and pricing pressures have caused us to increase our focus on the higher margin corporate services segment and to expand our efforts to market to small and mid-sized corporations as well as large enterprises using both or direct and partner distribution channels.

While our corporate services segment is still a relatively small portion of our revenue base, we expect to continue to increase our emphasis on this area and increase the percentage of the Company’s total revenues contributed by the corporate services segment. We believe that this will complement the Company’s carrier services segment by providing higher margins and a more stable customer base.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Selling, general, and administrative expenses include salaries and benefits, sales commissions, occupancy costs, legal and professional fees, and other administrative expenses.

Advertising and marketing expense includes costs for promotional materials for the marketing of the Company’s corporate products and services, as well as for public relations.

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Revenues

Consolidated revenues were $9.7 million during the three months ended June 30, 2010, compared to $8.6 million during the three months ended June 30, 2009, an increase of $1.1 million or 12.8%.  Revenues for the carrier services segment were $9.3 million during the three months ended June 30, 2010, compared to $8.4 million during the three months ended June 30, 2009, an increase of $0.9 million or 10.7%.  While the actual number of minutes transmitted over our network decreased, a significant increase in the blended rate per minute provided an overall increase in revenue.

Revenues for the corporate services segment increased $181 thousand or 78.7%, to $411 thousand during the three months ended June 30, 2010 from $230 thousand during the three months ended June 30, 2009.  This increase was primarily caused by an increase in the Company’s corporate services business due to continued sales efforts to grow the customer base.

Cost of Revenues

Consolidated cost of revenues was $8.8 million during the three months ended June 30, 2010, compared to $8.0 million during the

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

three months ended June 30, 2009, an increase of $0.8 million, or 10.0%.  Cost of revenues for the carrier services segment was $8.5 million during the three months ended June 30, 2010, compared to $7.8 million during the three months ended June 30, 2009.  The increase of $0.7 million or 9.0% in cost of revenues was consistent with the increase in revenues.

Cost of revenues for the corporate services segment during the three months ended June 30, 2010 was $237 thousand, compared with $150 thousand during the three months ended June 30, 2009, an increase of $87 thousand or 58.0%.  This increase was attributable to a larger customer base during the second quarter of 2010, compared to the same period in 2009, and was consistent with the increase in revenues.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased by $19 thousand or 8.4% to $208 thousand during the three months ended June 30, 2010, from $227 thousand during the three months ended June 30, 2009.  The Company’s depreciation expense decreased as more assets were fully depreciated than were placed into service during the second quarter of 2010 compared to the second quarter of 2009.

Loss on Impairment

Impairment losses decreased $243 thousand or 100.0% during the three months ended June 30, 2010, compared to the same period in 2009, as there were no impairments to the Company’s Trademarks in the current period.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $47 thousand or 2.1% to during the three months ended June 30, 2010, compared to the same period in 2009. This decrease is primarily attributable to decreases in the areas of legal and professional fees, communication, occupancy, consulting, and travel and entertainment as the Company continues to focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses increased $14 thousand or 466.7% during three months ended June 30, 2010, compared to the same period in 2009.  The increase was primarily due to promotional expenses associated with the Company’s corporate services segment, as a result of its continued efforts to grow the customer base.

Operating Loss

The Company’s operating loss decreased $0.6 million or 30.0% to a loss of $(1.4) million during the three months ended June 30, 2010, from a loss of $(2.0) million during the three months ended June 30, 2009.  The decrease in operating loss was primarily attributable to lower selling, general, and administrative expenses as a result of the Company’s focus on cost containment.

Other Income (Expense)

 Total other income (expense) decreased by $67 thousand or 56.8 % from an expense of $118 thousand in the second quarter of 2009, to an expense of $51 thousand during the same period in 2010.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Discontinued Operations

Loss from discontinued operations decreased by approximately $798 thousand, or 90.2 % to $(87) thousand during the three months ended June 30, 2010, from $(885) thousand during the three months ended June 30, 2009. The main factor contributing to this decrease was the initiation of the Company’s restructuring of its operating segments during the same period in 2009, in an effort to focus on the development of its corporate services and carrier services segments.

Net Loss

Net loss decreased $1.4 million or 46.7%, to $(1.6) million during the three months ended June 30, 2010, from $(3.0) million during the three months ended June 30, 2009.  The main factors contributing to this decrease were decreased operating expenses, and the reduction of losses attributable to discontinued operations.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

Revenues

Consolidated revenues were $19.3 million during the six months ended June 30, 2010, compared to $17.6 million during the six months ended June 30, 2009, an increase of $1.7 million or 9.6%.  Revenues for the carrier services segment were $18.5 million during the six months ended June 30, 2010, compared to $17.2 million during the six months ended June 30, 2009, an increase of $1.3 million or 7.5%.  While the actual number of minutes transmitted over our network decreased, a significant increase in the blended rate per minute provided an overall increase in revenue.

Revenues for the corporate services segment increased $409 thousand or 106.8%, to $792 thousand during the six months ended June 30, 2010 from $383 thousand during the six months ended June 30, 2009.  This increase was primarily caused by an increase in the Company’s corporate services business due to continued sales efforts to grow the customer base.

Cost of Revenues

Consolidated cost of revenues was $17.4 million during the six months ended June 30, 2010, compared to $16.4 million during the six months ended June 30, 2009, an increase of $1.0   million, or 6.0%.  Cost of revenues for Carrier Services was $16.9 million during the six months ended June 30, 2010, compared to $16.1 million during the six months ended June 30, 2009.  The increase of $0.8 million or 4.9% in cost of revenues was consistent with the increase in revenues.

Cost of revenues for Corporate Services and Other during the six months ended June 30, 2010 was $463 thousand, compared to $238 thousand during the six months ended June 30, 2009, an increase of $225 thousand, or 94.5%.  This increase was attributable to a larger customer base during the six months ended June 30, 2010, compared to the same period in 2009, and was consistent with the increase in revenues.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased $277 thousand or 38.6% to $439 thousand during the six months ended June 30, 2010, from $716 thousand during the six months ended June 30, 2009.  The Company’s depreciation expense decreased as more assets were fully depreciated than were placed into service during the first six months of 2010 compared to the same period in 2009.

Loss on Impairment

Impairment losses decreased $243 thousand or 100.0% during the six months ended June 30, 2010, compared to the same period in 2009, as there were no impairments to the Company’s Trademarks in the current period.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $321 thousand or 6.8% during the six months ended June 30, 2010.  This decrease is primarily attributable to decreases in the areas of legal and professional fees, communication, occupancy, consulting, and travel and entertainment as the Company continues to focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses increased $10 thousand or 101.6 % during six months ended June 30, 2010, compared to the same period in 2009.  The increase was primarily due to promotional expenses associated with the Company’s corporate services segment, as a result of its continued efforts to grow the customer base.

Operating Loss

The Company’s operating loss decreased $1.5 million or 34.0% to a loss of $(2.9) million during the six months ended June 30, 2010, from a loss of $(4.4) million during the six months ended June 30, 2009.  The decrease in operating loss was primarily attributable to lower selling, general, and administrative expenses as a result of the Company’s focus on cost containment.

Other Income (Expense)

Total other income (expense) decreased by $ 126 thousand or 59.5 % from an expense of $ 211 thousand for the six months ended June 30, 2009, to an expense of $86 thousand during the same period in 2010.

Discontinued Operations

Loss from discontinued operations decreased by approximately $1.3 million, or 92.9 % to $(0.1) million during the six months ended June 30, 2010, from $(1.4) million during the six months ended June 30, 2009. The main factor contributing to this decrease was the initiation of the Company’s restructuring of its operating segments during the first quarter of 2009, in an effort to focus on the development of its corporate services and carrier services segments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Net Loss

Net loss decreased $2.9 million or 48.3%, to $(3.1) million during the six months ended June 30, 2010, from $(6.0) million during the six months ended June 30, 2009.  The main factors contributing to this decrease were decreased operating expenses, and the reduction of losses attributable to discontinued operations.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we are not generating positive cash flow from operations.  As of June 30, 2010, we had a stockholders’ deficit of approximately $ (6.7) million as compared to $(7.3) million at December 31, 2009, and a working capital deficit of approximated $(8.5) million as compared to $(9.4) million at December 31, 2009.  During the six months ended June 30, 2010, the Company raised approximately $ 2.6 million from the sale of its securities through private placement financing.  See  Note 8 to the Condensed Consolidated Interim Financial Statements contained in this quarterly report on Form 10-Q.  The Company uses the proceeds from these transactions primarily for general corporate purposes.  We may seek further financing through the sale of debt or equity securities.

Below is a summary of our cash flow for the periods indicated.  These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Cash from continuing operations:
Cash used in operating activities	$(3,302,669)	$(3,998,591)
Cash provided by (used in) investing activities	114,120	(15,244)
Cash provided by financing activities	3,984,930	3,446,366
Increase (decrease) in cash and cash equivalents from continuing operations	796,381	(567,469)
Cash from discontinued operations:
Cash provided by operating activities of discontinued operations	12,178	141,888
Cash provided by investing activities from discontinued operations	-	-
Net increase in cash and cash equivalents from discontinuing operations	12,178	141,888
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations	808,559	(425,581)
Cash and cash equivalents, beginning of period	99,019	427,433
Cash and cash equivalents, end of period	$907,578	$1,852

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Sources of Liquidity

As of June 30, 2010, we had cash and cash equivalents of approximately $907 thousand, and Accounts Receivable of approximately $3.0 million. In addition, as of June 30, 2010 we had approximately $238 thousand of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through June 30, 2010, we have financed our operations from operating revenues and cash provided from financing activities. These activities provided net proceeds of approximately $23.3 million from our initial public offering (IPO), the private placement of approximately $ 70.1 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $30.8 million from loans evidenced by the issuance of promissory notes. In addition, since inception we have financed the acquisition of $ 8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $54 thousand and $17 thousand for the six months ended June 30, 2010 and 2009, respectively. We expect our cash capital expenditures to be approximately $106 thousand for the next six-months ending December 31, 2010. The 2010 estimated capital expenditures primarily consist of additional infrastructure development for the carrier services and corporate services segments.

Cash used in operations was approximately $ 3.3 million and $4.0 million during the six months ended June 30, 2010 and 2009, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. As we continue to focus on our corporate and carrier sales, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances, we may be required to secure letters of credit or bonds to do so.

Debt Service Requirements

At June 30, 2010, we had approximately $2.8 million of current-term debt. This balance relates to notes payable and our capital leases. Of this amount, the portion of debt collateralized by a security interest in accounts receivable is $2.8 million.

Capital Instruments

From September 2009 through March 30, 2010, the Company sold 31,320,083 shares of common stock for which proceeds of approximately $5.0 million were received, net of expenses of approximately $5 thousand. In addition, the Company issued five-year warrants to purchase 4,078,903 shares of common stock at an exercisable price of 120% of the closing price of the Company’s common stock the business day before closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In March 2010, the Company entered into a service agreement with a company to act as a placement agent and financial advisor to arrange the sale of equity securities on behalf of the Company.  The Company has agreed to pay the placement agent a commission equal to 8% of the gross proceeds of the offering, a finance fee equal to 2% of the gross proceeds of the offering, and a non-accountable expense allowance equal to 2% of the gross proceeds, as well as warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of units sold in the offering.  Through June 30, 2010, the Company sold 21,428,593 shares of common stock for which proceeds of approximately $2.1 million were received, net of expenses of approximately $377 thousand.  In addition, the Company issued five year investor warrants to purchase 5,357,148 shares of common stock at an exercisable price of 125% of the closing price of the Company’s common stock, and additional five year investor warrants to purchase 5,357,148 shares of common stock at an exercisable price of 150% of the closing price of the Company’s common stock.  The placement agent was paid commissions aggregating $360,000 and was issued placement agent warrants to purchase an aggregate of 2,142,860 shares of common stock equal to 10% of the number of units sold, at an exercisable price of 125% of the closing price of the Company’s common stock.

Critical Accounting Policies and Estimate

The Company has identified the policies and significant estimation processes below as critical to the Company’s business operations and the understanding of the Company’s results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2009, included in the Company's Annual Report on Form 10-K. The Company’s preparation of its consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

The Company’s revenue is primarily derived from usage fees charged to carriers and corporations that terminate voice traffic over the Company’s network, and from the monthly recurring fees charged to customers that purchase the Company’s corporate products and services.

Variable revenue is earned based on the length (number of minutes duration) of a call. It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for doubtful accounts receivable and billing adjustments. Revenue for each customer is calculated from information received from the Company’s network switching systems. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to complete a timely and accurate analysis of revenue earned in a period. Consequently, the recorded amounts are generally accurate and the recorded amounts are unlikely to be revised in the future.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company’s network switching systems. During each period, the call activity is analyzed and an accrual is recorded for the revenues associated with minutes not yet invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Forward–Looking Statements

The discussion in this quarterly report regarding the Company’s business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

 On July 30, 2008, a vendor that provides management consulting and software systems services, associated with the Company’s discontinued operations, filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for the mutual release of all claims, and agreeing to the dismissal of the case.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, (Case No. 09-CV-6981), asserting infringement of copyrighted software. On October 23, 2009, the Company filed its Answer and Counterclaim in this matter, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market certain products and services that included the GIPS software. On June 1, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation providing for the mutual release of all claims, and agreeing to the dismissal of the case.

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. The Company executed the stipulation of settlement and made the initial payments under the stipulation.  However, the Company has not yet made the final two payments under the stipulation.  The Company and the landlord are currently negotiating a Second Amendment to the Stipulation of Settlement, modifying the payment schedule in the first amendment and providing additional time for the Company to complete payment of the amounts due.  This amendment further provides that the landlord will not enforce the judgment nor execute the warrant as long as the Company complies with the modified payment schedule in the latest amendment.  The landlord is cooperating with the Company, and the Company believes that the matter will ultimately be resolved.

On June 14, 2010, three individuals filed an action against a former customer of the Company and other associated persons, and against the Company, in New York State Court, County of Kings (Index No. 24255/09).  The plaintiffs allege that the non-Fusion defendants accepted funds from the plaintiffs for investment in real estate, but subsequently used some or all of those funds for other purposes.  The plaintiffs further allege that the non-Fusion defendants made certain payments to the Company and they seek repayment of those sums from the Company in the amount of $237,913 plus interest.  The Company believes that the plaintiffs’ claims are without merit, as the bank account information provided by the plaintiffs themselves shows that the majority of the funds allegedly paid to the Company were actually paid to other non-affiliated entities.  Moreover, those funds that were received by the Company from the non-Fusion defendants were payment for specific telecommunications equipment and services purchased by the non-Fusion defendants from the Company, and the Company had no knowledge of any alleged misuse of funds by the non-Fusion defendants.  The Company is preparing its formal answer to the plaintiffs’ claims, and intends to vigorously defend itself.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

At June 30, 2010, we had a working capital deficit of approximately $(8.5) million and a stockholders’ deficit of approximately $(6.7) million. Although we have reduced our losses, we continue to sustain losses from operations and for the period ended June 30, 2010, and 2009 we incurred net losses applicable to common stockholders of approximately $(3.4) million, and $(6.3) million, respectively. In addition, we did not generate positive cash flow from operations for the periods ended June 30, 2010, and 2009. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets, consequently, diluting our common stock.

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

Our carrier services revenue performance is subject to both internal and external influences, which have and may continue to negatively impact our revenues.

During 2009, the Company's carrier services revenue was negatively impacted not only by seasonal and economic market fluctuations, but also by a general decline in the overall market, which was influenced by the general economic decline.  In addition, during 2009, resources that we would otherwise have dedicated to revenue growth were constrained by our dedication of significant resources to restructuring and exiting the consumer services segment. We were also adversely affected by limits on our ability provide extended payment terms to larger customers. We anticipate that these revenue growth constraints will be eased as the general economic conditions improve, but there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Historically we have funded our working capital requirements through the sale of our equity. The use of our equity to fund operations is dilutive to the equity ownership of our securities by our existing stockholders. Unless we are able to generate substantial revenues to fund our operating expenses, we will be required to continue to fund operations through the sale of our equity.

In addition, limited cash resources may restrict our ability to sell those carrier services that require us to purchase termination capacity on shorter payment terms than the terms under which we are able sell to our customers. This could limit our ability to grow our revenues and/or margins, or limit our ability to achieve our revenue and/or margin targets.

We have historically relied on our officers and directors to loan us funds to sustain our operations. If such loans are not available if and when we require them in the future, we may have insufficient capital to operate. We may also be required to repay loans, including those from our affiliates, from our accounts receivable.

Historically, we have relied upon loans from certain of our officers and directors to sustain our operations.  In addition, the loans from our affiliates, as well as loans we have received from others, are collateralized by a pari passu security interest in all of our accounts receivable. In the event we are unable to generate sufficient funds from operations to satisfy our operating needs, we may require further loans from our affiliates. There is no assurance that our affiliates will be able to provide us with additional capital as and when we require it in the future, and, if they are unable to do so, we may have insufficient funds with which to sustain operations.

We have historically funded our cash flow requirements, in part, from the proceeds of loans evidenced by demand promissory notes or by term promissory notes. To the extent that the term notes were not repaid on the maturity date, they were typically converted into demand notes. As of June 30, 2010, approximately $2.8 million of indebtedness was evidenced by such demand notes, of which approximately $2.2 million was held by our Chairman, Marvin Rosen.  In addition, the holders of these notes have been granted a pari passu security interest in our accounts receivables. If these note holders were to suddenly demand payment of all outstanding demand notes, or a substantial portion thereof, we likely would not have sufficient funds to repay those notes. In such event, the note holders could assert rights against us in legal proceedings, and could seek to collect on their notes by enforcing their security interest in our accounts receivable. This could adversely affect the availability of the funds required to continue operation of our business.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

On March 8, 2007, a jury in the U.S. District Court for the Eastern District of Virginia ruled that Vonage Holdings had infringed on six patents held by Verizon Communications, and ordered Vonage to pay Verizon $58 million plus a future royalty payment equal to 5.5% of Vonage’s customer sales. The patents related in part to technologies used to connect Internet telephone use to the traditional telephone network. Vonage appealed the decision, but terminated its appeals options in November 2007, when it agreed to pay Verizon approximately $120 million in settlement. The future impact, if any, of this litigation on other VoIP service providers, including us, is unclear. If we were restricted from using certain VoIP technologies, it could increase our cost of service or preclude us from offering certain current or future services.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Risks Related to Our Common Stock

One stockholder may be deemed to control us through its stock ownership and its interests may differ from other stockholders.

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 18.7 million shares, or 15.4%, of our outstanding common stock, and is the second largest single voting block in the Company. Additionally, our Directors and Executive Officers as a group currently beneficially own approximately 31.7 million shares, or 26.2% of our common stock. As a result, while neither West End nor our Directors and Officers as a group, have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enable both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. Their interests may differ from those of other stockholders. Should West End and our current Directors and Executive Officers vote in the same manner, West End and our current Directors and Executive Officers, collectively, have sufficient voting power to effectively determine the outcome of most matters submitted to a vote of stockholders.

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

• changes in securities analysts’recommendations or estimates of our financial performance;

• changes in market valuations of companies similar to us; and announcements by us or our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures or capital commitments; and

• the failure to meet analysts’expectations regarding financial performances.

Furthermore, in the past, companies that have experienced volatility in the market price of their stock have been subject to Securities class action litigation. A Securities class action lawsuit against us, regardless of its merit, could result in substantial costs and divert the attention of our management from other business concerns, which in turn could harm our business.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our common stock may be subject to the “Penny Stock”rules of the Commission, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

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

As of the date of this report, there were 126,167,121 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On June 28, 2010, the Company, as part of its continued cost-cutting efforts, entered into a Surrender and Lease Modification and Extension Agreement (the “Lease Modification”) with the landlord of its network operations equipment facility at 75 Broad Street in New York. The Lease Modification provides for an extension of the term of the lease for an additional five years and three months with an option for the Company to then renew for another five years. More importantly, the Lease Modification provides for the surrender to the landlord of a portion of the total space previously under lease and a corresponding reduction in the annual rent payable by the Company. The Lease Modification also reduces the effective rental rate per square foot for the remaining space. The Lease Modification will take effect upon the removal of certain items of equipment and the surrender of the unused space to the landlord.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
10.9.a	Surrender and Lease Modification and Extension Agreement, dated June 28, 2010
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
August 16, 2010	Chief Executive Officer

By: /s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
August 16, 2010	President, Chief Operating Officer and Acting Chief Financial Officer

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.9.a	Surrender and Lease Modification and Extension Agreement, between registrant and 75 Broad LLC, dated June 28, 2010
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.