Form 10-Q
period 2010-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2010-11-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.      Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 15, 2010.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	132,010,498

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1–FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$257,488	$99,019
Accounts receivable, net of allowance for doubtful accounts of approximately $342,000 and $539,000 on September 30, 2010 and December 31, 2009, respectively	2,795,624	2,500,319
Restricted cash, current portion	-	168,176
Prepaid expenses and other current assets	172,687	130,647
Assets held for sale	4,554	6,513
Current assets from discontinued operations	15,447	32,283
Total current assets	3,245,800	2,936,957
Property and equipment, net	1,224,864	1,664,583
Other assets:
Security deposits	33,106	23,008
Restricted cash, net of current portion	533,437	248,390
Intangible assets, net	438,330	489,294
Other assets	54,009	62,119
Total other assets	1,058,882	822,811
TOTAL ASSETS	$5,529,546	$5,424,351
LIABILITIES AND STOCKHOLDERS’DEFICIT
Current liabilities:
Debt, non-related parties	$464,845	$725,000
Debt, related parties	2,060,625	1,682,187
Capital lease / equipment financing obligations, current portion	8,045	14,831
Escrow payable	155,000	321,418
Accounts payable and accrued expenses	8,813,220	9,263,872
Current liabilities from discontinued operations	230,274	360,294
Total current liabilities	11,732,009	12,367,602
Long-term liabilities:
Capital lease / equipment financing obligations, net of current portion	-	2,587
Other long—term liabilities	444,322	336,815
Total long-term liabilities	444,322	339,402
Commitments and contingencies
Stockholders’deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,295 and 7,995 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	73	80
Common stock, $0.01 par value, 225,000,000 shares authorized, 132,010,498 and 92,543,932 shares issued and outstanding in September 30, 2010 and December 31, 2009, respectively	1,320,106	925,440
Capital in excess of par value	135,605,562	130,984,766
Accumulated deficit	(143,572,526)	(139,192,939)
Total stockholders’deficit	(6,646,785)	(7,282,653)
TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$5,529,546	$5,424,351

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$11,149,973	$11,853,020	$30,465,806	$29,505,082
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	10,108,777	10,865,824	27,526,331	27,291,855
Depreciation and amortization	198,106	304,121	637,891	1,020,536
Loss on impairment of long-lived assets	-	-	-	243,000
Selling, general and administrative expenses (includes approximately $102,000 and $144,000 for the three months ended September 30, 2010 and September 30, 2009, respectively, and approximately $239,000 and $264,000,for the nine months ended September 30, 2010 and September 30, 2009 respectively, of stock-based compensation)	2,202,399	2,279,704	6,594,291	6,992,151
Advertising and marketing	15,358	4,006	36,554	14,518
Total operating expenses	12,524,640	13,453,655	34,795,067	35,562,060
Operating loss	(1,374,667)	(1,600,635)	(4,329,261)	(6,056,978)
Other income (expenses):
Interest income	141	3,447	384	4,057
Interest expense	(42,662)	(112,892)	(146,969)	(328,674)
Gain on extinguishment/settlement of debt	150,000	-	159,500	-
Other	10,161	1,991	18,890	5,485
Total other income (expenses)	117,640	(107,454)	31,805	(319,132)
Loss from continuing operations	(1,257,027)	(1,708,089)	(4,297,456)	(6,376,110)
Discontinued operations:
Income (Loss) from discontinued operations	6,224	(102,900)	(82,132)	(1,467,843)
Net loss	$(1,250,803)	$(1,810,989)	$(4,379,588)	$(7,843,953)
Loss applicable to common stockholders:
Loss from continuing operations	$(1,257,027)	$(1,708,089)	$(4,297,456)	$(6,376,110)
Preferred stock dividends in arrears	(147,099)	(161,214)	(436,501)	(478,386)
Net loss from continuing operations applicable to common stockholders:	(1,404,126)	(1,869,303)	(4,733,957)	(6,854,496)
Income (Loss) from discontinued operations	6,224	(102,900)	(82,132)	(1,467,843)
Net loss applicable to common stockholders	$(1,397,902)	$(1,972,203)	$(4,816,089)	$(8,322,339)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.11)
Income (Loss) from discontinued operations	0.00	(0.00)	(0.00)	(0.03)
Net loss applicable to common stockholders	$(0.01)	$(0.03)	$(0.04)	$(0.14)
Weighted average common shares outstanding:
Basic and diluted	125,861,331	67,663,257	110,401,741	57,568,953

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,379,588)	$(7,843,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment / continuing operations	-	243,000
Loss on impairment / discontinued operations	-	545,047
Depreciation and amortization	637,890	1,020,536
Bad debt expense (recovery)	(17,954)	125,938
Stock-based compensation	241,441	263,968
Gain on extinguishment/settlement of debt	(159,500)	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(277,351)	825,587
Prepaid expenses and other current assets	(42,040)	(510,914)
Other assets	8,109	61,637
Accounts payable and accrued expenses	(465,009)	164,824
Other long-term liabilities	107,507	(138,519)
Net cash used in operating activities	(4,346,495)	(5,242,849)
Cash flows from investing activities:
Purchase of property and equipment	(146,170)	(37,649)
Payment for security deposits	(10,098)	(801)
Returns of other intangible assets	-	2,640
Payments of restricted cash	(116,870)	-
Net cash used in investing activities	(273,138)	(35,810)
Cash flows from financing activities:
Proceeds from sale of common stock, net	3,582,815	2,543,545
Proceeds from the sale of common stock, not yet issued	50,000	-
Proceeds from notes payable - related parties	1,348,000	2,525,682
Proceeds from notes payable - non-related parties	100,000	-
Payments of long-term debt and capital lease / equipment financing obligations	(9,373)	(28,149)
Repayments of notes payable - Non-related parties	(10,155)	-
Repayments of notes payable - related parties	(245,000)	-
Net cash provided by financing activities	4,816,287	5,041,078
Net increase (decrease) in cash and cash equivalents from continuing operations	196,654	(237,581)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(38,185)	186,398
Net increase (decrease) in cash and cash equivalents from discontinuing operations	(38,185)	186,398
Net increase (decrease) in cash and cash equivalents from continuing and discontinuing operations:	158,469	(51,183)
Cash and cash equivalents, beginning of period	99,019	427,433
Cash and cash equivalents, end of period	$257,488	$376,250

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,247	$52,604
Supplemental schedule of non-cash investing and financing activities:
Acquisition of capital lease / equipment financing obligations	$-	$24,000
Conversion of notes payable-related parties to common stock	$724,800	$3,345,159
Conversion of interest payable-related parties to common stock	$19,982	$-
Conversion notes payable-non related parties to common stock	$200,000	$-
Transfer from escrow payable to common stock	$321,417	$-
Note transfer to a related party from a non-related party	$-	$(500,000)
Note transfer from a non-related party to a related party	$-	$500,000
Transfer from equity to escrow payable-shares to vendor, not yet issued	$75,000	$-
Transfer of vendor debt to escrow payable-shares to vendor not yet issued	$30,000	$-

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

During the nine months ended September 30, 2010 and 2009, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Condensed Consolidated Interim Statements of Operations.

Income taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company is subject to income tax examinations by major taxing authorities for all tax years since inception and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. During the nine month period ended September 30, 2010, the Company recognized no adjustments for uncertain tax positions.

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

Unexercised stock options to purchase 5,917,875 and 4,915,449 shares of the Company’s common stock as of September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share because the inclusion of these options would be anti-dilutive.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Unexercised warrants to purchase 42,171,097 and 27,693,277 shares of the Company’s common stock as of September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the warrants would be anti-dilutive. Net loss per common share calculation includes a provision for preferred stock dividends in the amount of approximately $436,000 and $478,000 for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the Board of Directors had declared no dividend.  As of September 30, 2010, the Company has accumulated approximately $2,106,345 of preferred stock dividends.

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

Stock–based compensation

The Company accounts for stock-based compensation by recognizing the fair value of the compensation cost for all stock awards over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of the grant using the Black-Scholes option-pricing model.

Stock-based compensation expense recognized in the Condensed Consolidated Interim Statements of Operations for the nine months ended September 30, 2010, and 2009, includes compensation expense for stock-based payment awards granted prior to September 30, 2010, but not yet vested, based on the estimated grant date fair value. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture.

The impact on the Company’s results of operations of recording stock-based compensation expense related to employees for the nine months ended September 30, 2010 and 2009 was approximately $239,000 and $264,000 respectively, which is included in selling, general, and administrative expenses in the Condensed Consolidated Interim Statements of Operations.

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	4,786,774	$1.28
Granted	1,420,500	$0.12
Cancelled or expired	(289,399)	$0.51
Outstanding at September 30, 2010	5,917,875	$1.04
Exercisable at September 30, 2010	3,327,859	$1.73

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company calculated the fair value of each Common Stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Nine Months Ended September 30
	2010	2009
Dividend yield	0.00%	0.00%
Stock volatility	131.38%	195.21%
Average Risk-free interest rate	2.40%	2.44%
Average option term (years)	4	4

As of September 30, 2010, there was approximately $125,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.13 years.

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

2.   Going Concern.

At September 30, 2010, the Company had a working capital deficit of approximately $(8.5) million and an accumulated deficit of approximately $(143.6) million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the nine months ended September 30, 2010, the Company raised approximately $3.6 million net of expenses from sale of its securities. The Company cannot provide any assurances if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	( unaudited )
Prepaid expenses	$168,911	$126,061
Inventory	776	1,586
Notes receivable	3,000	3,000
Total	$172,687	$130,647

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

4.     Discontinued Operations

In an effort to streamline operations, reduce expenses, and focus on the development of the Company’s corporate services and carrier services segments, the Company eliminated the consumer services segment and restructured its overall operations. The Company’s Board of Directors authorized these actions at a board meeting held on February 17, 2009. As a result of these actions, the three (3) international offices, reported under its Dubai subsidiary, were closed, and 26 employees and 11 consultants were terminated. In accordance with requirements under U.S. GAAP for impairment or disposal of long-lived assets, the Company has classified the operating results of its consumer services segment as a discontinued operation in the accompanying condensed consolidated interim financial statements. The September 30, 2010, and 2009 condensed consolidated interim financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s consumer services segment. The following table represents the assets and liabilities of the discontinued operations as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(unaudited)
Property and equipment, net	$15,447	$32,283
Total current assets reclassified to discontinued operations	$15,447	$32,283

Capital Lease obligations, current portion	$99,517	$99,517
Accounts payable and accrued expenses	130,757	260,777
Current liabilities reclassified to discontinued operations	$230,274	$360,294

The following is a summary of the operating results of the discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,000	$(5,617)	$7,617	$443,459
Cost of revenues	780	(1,182)	780	(345,914)
Depreciation and amortization	(4,657)	(44,509)	(16,835)	(307,900)
Loss on impairment of assets	-	-	-	(544,943)
Selling, general and administrative	4,101	(51,592)	(73,694)	(709,800)
Advertising and marketing	-	-	-	(2,749)
Other income (expense)	-	-	-	4
Net income (loss)	$6,224	$(102,900)	$(82,132)	$(1,467,843)

5.      Intangible Assets

Identifiable intangible assets, as of September 30, 2010 (unaudited), are comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 1, 2010	$402,897	$86,397	$489,294
Current year amortization	(50,964)	-	(50,964)
Balance as of September 30, 2010	$351,933	$86,397	$438,330

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Identifiable intangible assets, as of December 31, 2009 (audited), were comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 1, 2009	$721,871	$89,037	$810,908
Current year amortization	(75,974)	-	(75,974)
Current year impairment	(243,000)	(2,640)	(245,640)
Balance as of December 31, 2009	$402,897	$86,397	$489,294

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2010 (unaudited) and December 31, 2009:

	September 30, 2010	December 31, 2009
	( unaudited )
Trade accounts payable	$7,347,642	$7,784,952
Accrued expenses	587,092	718,212
Accrued payroll and vacation	110,963	217,984
Cost accrual	36,680	27,898
Interest payable	276,610	199,939
Deferred revenue	227,084	121,122
Other	227,149	193,765
	$8,813,220	$9,263,872

7.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

At September 30, 2010 (unaudited) and December 31, 2009, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Promissory notes payable - related parties	$2,060,625	$1,682,187
Promissory notes payable - non related parties	464,845	725,000
Capital lease / equipment financing obligations	8,045	17,418
Total long-term debt and capital lease / equipment financing obligations	2,533,515	2,424,605
Less current portion capital lease / equipment financing obligations	(8,045)	(14,831)
Less current portion - related parties	(2,060,625)	(1,682,187)
Less current portion – non related parties	(464,845)	(725,000)
	$-	$2,587

Promissory notes payable –non-related parties

During February 2004, the Company entered into a settlement agreement with a carrier vendor in a foreign country providing for, among other things, payment by the Company of $600,000, of which $450,000 was promptly paid, and the Company’s agreement to make 12 monthly payments for the remaining $150,000. In return, the vendor agreed to restore the Company’s ability to terminate telecommunications traffic to that country at a favorable fixed rate. The vendor never complied with its obligations under the agreement, and the Company therefore did not make its remaining payments. Under the laws of that country, the vendor’s ability to pursue payment of the remaining amount has expired under the statute of limitations for contractual claims. The remaining balance was extinguished on the Company’s books during September 2010.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During 2008, the Company borrowed an aggregate of $375,000 from several stockholders. The loans are evidenced by two (2) promissory notes which matured on various dates during the quarter ended June 30, 2010, and bear interest at the rate of 10 percent (10%) per annum. Principal payments to date total $10,155.  Notes not repaid by their respective maturity dates automatically convert to demand notes, and the principal sum and all accrued interest on the notes become payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. At September 30, 2010, approximately $364,845 remains outstanding and is now payable on demand. However, neither lender has made a demand for payment.

On September 30, 2009, the Company and a lender agreed to amend a promissory note (the “Amended Note”) originally issued May 27, 2008 evidencing $200,000 borrowed from the lender, which Amended Note extended the maturity date of the note to December 31, 2009. On January 4, 2010, the lender converted $100,000 of this note into 769,231 shares of common stock and warrants to purchase 153,847 shares of common stock. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before conversion. On January 5, 2010, the lender agreed to extend the maturity date of the $100,000 balance of the loan to April 5, 2010 and increase the interest rate to 12 percent (12%) per annum.  The Amended Note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  If not repaid by the maturity date, The Amended Note automatically converts to a demand note, and the principal sum and all accrued interest becomes payable in full upon ten (10) days notice from the lender. At September 30, 2010, the Amended Note remains outstanding and is now payable on demand. However, the lender has not made a demand for payment.

On March 30, 2010, the Company borrowed $100,000 from a non-related party.  This loan is evidenced by a promissory note which matured on April 14, 2010 and bears interest at the rate of ten percent (10%) per annum. On June 8, 2010, the lender converted the $100,000 note into 714,286 shares of common stock and five-year warrants to purchase a total of 357,144 shares of common stock, one-half of which are exercisable at 125% of the closing price of the Company’s common stock on the day before closing, and the balance are exercisable at 150% of such price.

Promissory notes payable –related parties

During 2007, the Company borrowed an aggregate of $250,000 from Director Marvin Rosen, evidenced by two (2) promissory notes each of which are payable in 24 equal monthly installments of principal and interest at the rate of ten percent (10%) per annum, commencing January 18, 2008 and January 19, 2008 respectively, provided that the lender has the right to demand payment of all unpaid principal and interest at any time after December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. Principal payments to date, total $107,843.  On February 4, 2010 Marvin Rosen converted $55,552 of indebtedness that was evidenced by one (1) of the promissory notes into 462,933 shares of common stock and 92,587 warrants. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before conversion.  As of September 30, 2010, approximately $86,605 remains due under these promissory notes, and the Company has not received a demand for payment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During 2009, the Company borrowed an additional $1,140,268 from this Director, evidenced by fourteen (14) promissory notes, which matured at various dates throughout 2009 and bear interest at rates ranging from three percent (3%) to ten percent (10%) per annum. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. Notes not repaid by the maturity date, automatically converted to demand notes, and the principal sums and all accrued interest for those notes become payable in full upon ten (10) days notice from the lender. However, the Company has not received demand for payment. On May 19, 2010, Marvin Rosen converted $39,448 of indebtedness evidenced by one (1) of the promissory notes into 281,772 shares of common stock and five year warrants to purchase a total of 140,886 shares of common stock, one-half which are exercisable at 125% of the closing price of the Company’s common stock the day before conversion, and the balance exercisable at 150% of such price.  On June 9, 2010, Marvin Rosen converted $116,000 of indebtedness evidenced by three (3) of the promissory notes into 828,572 shares of common stock and five year warrants to purchase a total of 414,286 shares of common stock, one-half which are exercisable at 125% of the closing price of the Company’s common stock the day before conversion, and the balance are exercisable at 150% of such price.  On July 22, 2010, Marvin Rosen converted $122,000 into 871,429 shares of common stock and five year warrants to purchase a total of 435,716 shares of common stock, one-half which are exercisable at 125% of the closing price the day before conversion, and the balance of warrants are exercisable at 150% of such price.  An additional $116,800 of indebtedness was converted on September 17, 2010, into 834,286 shares of common stock and five year warrants to purchase a total of 417,144 shares of common stock, one-half which are exercisable at 125% of the closing price the day before conversion, and the balance are exercisable at 150% of such price.  At September 30, 2010, eight (8) of the promissory notes in the aggregate amount of $746,020 remain outstanding.

On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Marvin Rosen, Chairman of the Board of Directors, is a member. This loan is evidenced by a promissory note, which matured on July 20, 2009, and bears an interest rate of eight percent (8%) per annum. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. On July 20, 2009, the note became a demand note, although the Company has not received a demand for payment. This $125,000 note remains outstanding at September 30, 2010.

During 2010, the Company borrowed an aggregate of $1,348,000 from a director, Marvin Rosen. These loans are evidenced by nineteen (19) promissory notes, each bearing interest at the rate of three and a quarter percent (3.25%) per annum with maturities extending through August 2010, at which point the notes automatically converted to demand notes, and the principal sum and all accrued interest for each note is now payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  As of September 30, 2010, $1,103,000 remains due under seventeen (17) of these promissory notes. The Company has not received a demand for payment.

Capital lease / equipment financing obligations

Future aggregate principal payments for the Company’s capital lease/equipment financing obligations as of September 30, 2010 (unaudited), are as follows:

September 30, 2010
(unaudited)
Total minimum payments	$8,219
Less amount representing interest	(174)
Present value of minimum payments	8,045
Less current portion	(8,045)
$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

8.     Equity Transactions

In March 2010, the Company entered into a letter agreement with a company to act as a placement agent and financial advisor, in connection with the sale of equity securities on behalf of the Company.  The Company has agreed to pay the placement agent a commission equal to 8% of the gross proceeds of the offering, a finance fee equal to 2% of the gross proceeds of the offering, and a non-accountable expense allowance equal to 2% of the gross proceeds, as well as warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of units sold in the offering.  As of September 30, 2010, gross proceeds from the sale of equity securities under this agreement totaled $4,400,000, for which the placement agent was paid commissions aggregating $528,000.

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

From May 19, 2010, through September 17, 2010, the Company entered into an additional eight-eight (88) subscription agreements, with seventy-four (74) accredited investors, including three (3) that are Directors of the Company.  Under these subscription agreements the Company issued an aggregate of 31,428,603 shares of common stock and five year investor warrants to purchase 15,714,316 shares of common stock for consideration of $3,831,993, which consisted of: cash net of expenses totaling $3,127,193; a $100,000 conversion of debt to equity evidenced by a promissory note from a non-related party; and $604,800 in conversions of debt to equity evidenced by promissory notes originally issued to Director Marvin Rosen.  One-half of the investor warrants are exercisable at 125% of the closing price of the Company’s common stock on the day prior to closing, and the balance is exercisable at 150% of such price.  In addition, the placement agent was paid aggregate compensation of $528,000 and was issued placement agent warrants to purchase an aggregate of 3,142,862 shares of common stock, an amount equal to 10% of the number of units sold, exercisable at 125% of the closing price of the Company’s common stock, on the day prior to closing.

As of September 30, 2010, the Company is authorized to issue 225,000,000 shares of common stock. As of September 30, 2010 there were 132,010,498 shares of common stock issued and outstanding.

On September 10, 2010, an accredited investor exercised their rights to convert 700 shares of preferred stock Series A-3, into 843,373 shares of Common Stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In September 2008, the Company entered into a settlement agreement with a vendor providing, in part, that the Company issue common stock in the amount of $75,000 to the vendor in settlement of a debt. However, due to a failure by the vendor to perform its obligations under the settlement agreement, the Company did not actually issue the shares, resulting in a transfer from equity to escrow payable in the amount of $75,000, and a correction to the number of shares previously disclosed as issued and outstanding in the amount of 416,667 shares. As of the date of this filing, the Company continues to reserve the shares for issuance in the event that a settlement agreement, or other agreement or determination, eventually require the issuance of those shares.

Preferred stock

As of September 30, 2010, the Company is authorized to issue 10,000,000 shares of preferred stock. As of September 30, 2010 there were 7,295 shares of preferred stock (Series A-1, A-2 and A-4) issued and outstanding.

Preferred stock dividends

The holders of the Series A-1, A-2, and A-4 Preferred Stock are entitled to receive cumulative dividends of eight percent (8%) per annum payable in arrears, when and as declared by the Company’s Board of Directors, on January 1 of each year, commencing on January 1, 2008. As of September 30, 2010, the Board of Directors has declared no dividends.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

10.    Commitments and Contingencies

Legal Matters

On July 30, 2008, a vendor that provides management consulting and software systems services, associated with the Company’s discontinued operations, filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for the mutual release of all claims, and agreeing to the dismissal of the case. Further proceedings have been stayed pending payment of the Company’s obligations under the agreement, the amount of which is not considered material. To date, the Company has fully complied with its payment obligations. The accompanying consolidated financial statements give effect to the financial impact of the Confidential Settlement Agreement on the Company.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, (Case No. 09-CV-6981), asserting infringement of copyrighted software. On October 23, 2009, the Company filed its Answer and Counterclaim in this matter, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market certain products and services that included the GIPS software. On June 1, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation and providing for the payment of certain amounts to GIPS, the amount of which is not considered material, and the exchange of mutual releases. The Company has paid the amounts due under the agreement and the proceeding has been dismissed “with prejudice”. The accompanying consolidated financial statements give effect to the financial impact of the Confidential Settlement Agreement on the Company.

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. By a Second Amendment to the Stipulation of Settlement dated August 12, 2010, the parties agreed to further modify the payment schedule and not to enforce the judgment or execute the warrant as long as the Company complies with its payment obligations under this further amendment to the stipulation. The Company executed the amendment to the stipulation, has made all required payments thereunder to date, and there are two remaining monthly payments to be made under the terms of the amended stipulation.

On June 14, 2010, three individuals filed an action against a former customer of the Company and other associated persons, and against the Company, in New York State Court, County of Kings (Index No. 24255/09).  The plaintiffs allege that the non-Fusion defendants accepted funds from the plaintiffs for investment in real estate, but subsequently used some or all of those funds for other purposes.  The plaintiffs further allege that the non-Fusion defendants made certain payments to the Company and they seek repayment of those sums from the Company in the amount of $237,913 plus interest.  The Company believes that the plaintiffs’ claims are without merit, as the bank account information provided by the plaintiffs themselves shows that the majority of the funds allegedly paid to the Company were actually paid to other non-affiliated entities.  Moreover, those funds that were received by the Company from the non-Fusion defendants were in payment of specific telecommunications equipment and services purchased by the non-Fusion defendants from the Company, and the Company had no knowledge of any alleged misuse of funds by the non-Fusion defendants.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company is preparing its formal answer to the plaintiffs’ claims, and will vigorously defend itself.  At this early stage of the proceedings, the Company cannot accurately predict the likelihood of a favorable or unfavorable outcome in this matter, nor quantify the amount or range of any potential financial impact. Therefore, no adjustments have been made in the Company’s accompanying consolidated interim financial statements as a result of this claim.

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

Restricted Cash

As of September 30, 2010 and December 31, 2009, the Company had approximately $533,437 and $416,566 respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits under the Company’s non-cancelable operating leases for office facilities. In the period ended September 30, 2010, a net increase of $116,871 in restricted cash was attributable to the renewal of a non-cancelable operating lease for which a certificate of deposit was required.

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

Operating segment information for the three months ended September 30, 2010 and 2009 is summarized as follows:

Three Months Ended September 30, 2010 (unaudited)

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$10,709,148	$440,825	$-	$11,149,973
Cost of revenues (exclusive of depreciation and amortization)	(9,837,505)	(271,272)	-	(10,108,777)
Depreciation and amortization	(197,419)	(687)	-	(198,106)
Loss on impairment of long — lived assets	-	-	-	-
Selling, general, and administrative expenses	(1,220,907)	(981,492)	-	(2,202,399)
Advertising and marketing	-	(15,358)	-	(15,358)
Other income (expenses)	129,704	(12,064)	-	117,640
Total loss from continuing operations	(416,979)	(840,048)	-	(1,257,027)
Income from discontinued operations	-	6,224	-	6,224
Net loss	$(416,979)	$(833,824)	$-	$(1,250,803)
Total assets	$3,527,928	$1,701,193	$300,425	$5,529,546
Capital expenditures	$91,173	$-	$1,039	$92,212

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ended September 30, 2009 (unaudited)

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$11,548,186	$304,834	$-	$11,853,020
Cost of revenues (exclusive of depreciation and amortization)	(10,669,479)	(196,345)	-	(10,865,824)
Depreciation and amortization	(294,484)	(9,637)	-	(304,121)
Loss on impairment of long — lived assets			-	-
Selling, general, and administrative expenses	(1,587,235)	(692,469)	-	(2,279,704)
Advertising and marketing	(56)	(3,950)	-	(4,006)
Other income (expenses)	(74,143)	(33,311)	-	(107,454)
Total loss from continuing operations	(1,077,211)	(630,878)	-	(1,708,089)
Loss from discontinued operations	-	(102,900)	-	(102,900)
Net loss	$(1,077,211)	$(733,778)	$-	$(1,810,989)
Total assets	$4,760,177	$1,124,961	$864,704	$6,749,842
Capital expenditures	$10,825	$-	$9,742	$20,567

Operating segment information for the nine months ended September 30, 2010 and 2009 is summarized as follows:

Nine Months Ended September 30, 2010 (unaudited)

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$29,232,398	$1,233,408	$-	$30,465,806
Cost of revenues (exclusive of depreciation and amortization)	(26,791,122)	(735,209)	-	(27,526,331)
Depreciation and amortization	(623,349)	(14,542)	-	(637,891)
Loss on impairment of long — lived assets	-	-	-	-
Selling, general, and administrative expenses	(4,215,425)	(2,378,866)	-	(6,594,291)
Advertising and marketing	-	(36,554)	-	(36,554)
Other income (expenses)	70,477	(38,672)	-	31,805
Total loss from continuing operations	(2,327,021)	(1,970,435)	-	(4,297,456)
Loss from discontinued operations	-	(82,132)	-	(82,132)
Net loss	$(2,327,021)	$(2,052,567)	$-	$(4,379,588)
Total assets	$3,527,928	$1,701,193	$300,425	$5,529,546
Capital expenditures	$91,173	$-	$54,997	$146,170

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2009 (unaudited)

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$28,816,911	$688,171	$-	$29,505,082
Cost of revenues (exclusive of depreciation and amortization)	(26,857,032)	(434,823)	-	(27,291,855)
Depreciation and amortization	(776,309)	(244,227)	-	(1,020,536)
Loss on impairment of long-lived assets	-	-	(243,000)	(243,000)
Selling, general, and administrative expenses	(4,418,334)	(2,573,817)	-	(6,992,151)
Advertising and marketing	(2,169)	(12,349)	-	(14,518)
Other income (expenses)	(198,680)	(120,452)	-	(319,132)
Total loss from continuing operations	(3,435,613)	(2,697,497)	(243,000)	(6,376,110)
Loss from discontinued operations	-	(1,467,843)	-	(1,467,843)
Net loss	$(3,435,613)	$(4,165,340)	$(243,000)	$(7,843,953)
Total assets	$4,760,177	$1,124,961	$864,704	$6,749,842
Capital expenditures	$18,817	$-	$18,832	$37,649

12.    Subsequent Events.

None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward—Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, entering into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations, the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,149,973	$11,853,020	$30,465,806	$29,505,082
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	10,108,777	10,865,824	27,526,331	27,291,855
Depreciation and amortization	198,106	304,121	637,891	1,020,536
Loss on impairment of long-lived assets	-	-	-	243,000
Selling, general, and administrative expenses (including approximately $102,000 and $144,000 for the three months ended September 30, 2010 and September 30, 2009 respectively, and $239,000 and $264,000 for the nine months ended September 30, 2010 and June 30, 2009 respectively, of stock-based compensation)	2,202,399	2,279,704	6,594,291	6,992,151
Advertising and marketing	15,358	4,006	36,554	14,518
Total operating expenses	12,524,640	13,453,655	34,795,067	35,562,060
Operating loss	(1,374,667)	(1,600,635)	(4,329,261)	(6,056,978)
Other income (expenses):
Interest Income	141	3,447	384	4,057
Interest expense	(42,662)	(112,892)	(146,969)	(328,674)
Gain on extinguishment/settlement of debt	150,000	-	159,500	-
Other	10,161	1,991	18,890	5,485
Total other income (expenses)	117,640	(107,454)	31,805	(319,132)
Income (loss) from continued operations	(1,257,027)	(1,708,089)	(4,297,456)	(6,376,110)
Discontinued operations:
Income (loss) from discontinued operations	6,224	(102,900)	(82,132)	(1,467,843)
Net loss	$(1,250,803)	$(1,810,989)	$(4,379,588)	$(7,843,953)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	90.7%	91.7%	90.4%	92.5%
Depreciation and amortization	1.8%	2.6%	2.1%	3.5%
Loss on impairment of long-lived assets	0.0%	0.0%	0.0%	0.8%
Selling, general, and administrative expenses (including approximately $102,000 and $144,000 for the three months ended September 30, 2010 and September 30, 2009 respectively, and approximately $239,000 and $264,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively, of stock-based compensation)	19.8%	19.2%	21.6%	23.7%
Advertising and marketing	0.1%	0.0%	0.1%	0.0%
Total operating expenses	112.4%	113.5%	114.2%	120.5%
Operating loss	(12.4)%	(13.5)%	(14.2)%	(20.5)%
Other income (expenses):
Interest Income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.4)%	(1.0)%	(0.5)%	(1.1)%
Gain on extinguishment/settlement of debt	1.3%	0.0%	0.5%	0.0%
Other	0.1%	0.0%	0.1%	0.0%
Total other income (expenses)	1.0%	(1.0)%	0.1%	(1.1)%
Income (loss) from continued operations	(11.4)%	(14.5)%	(14.1)%	(21.6)%
Discontinued operations:
Income (loss) from discontinued operations	0.1%	(0.9)%	(0.3)%	(5.0)%
Net loss	(11.3)%	(15.4)%	(14.4)%	(26.6)%

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

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Revenues

Consolidated revenues were $11.1 million during the three months ended September 30, 2010, compared to $11.8 million during the three months ended September 30, 2009, a decrease of $0.7 million or 5.9%.  Revenues for the carrier services segment were $10.7 million during the three months ended September 30, 2010, compared to $11.5 million during the three months ended September 30, 2009, a decrease of $0.8 million or 7.0%.  This decrease resulted from a reduction in the minutes transmitted over the Company’s network, partially offset by an increase in the blended rate per minute of the traffic terminated. The decrease in minutes is consistent with normal quarter-to-quarter variations in the international traffic received from the Company’s customers.

Revenues for the corporate services segment increased $136 thousand or 44.6%, to $441 thousand during the three months ended September 30, 2010 from $305 thousand during the three months ended September 30, 2009.  This increase was primarily caused by an increase in the Company’s corporate services business due to continued sales efforts to grow the customer base.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues

Consolidated cost of revenues was $10.1 million during the three months ended September 30, 2010, compared to $10.9 million during the three months ended September 30, 2009, a decrease of $0.8 million, or 7.3%.  Cost of revenues for the carrier services segment was $9.8 million during the three months ended September 30, 2010, compared to $10.6 million during the three months ended September 30, 2009.  The decrease of $0.8 million or 7.5% in cost of revenues was consistent with the decrease in revenues.

Cost of revenues for the corporate services segment during the three months ended September 30, 2010 was $271 thousand, compared with $196 thousand during the three months ended September 30, 2009, an increase of $75 thousand or 38.2%.  This increase was attributable to a larger customer base during the third quarter of 2010, compared to the same period in 2009, and was consistent with the increase in revenues.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased by $106 thousand or 34.9% to $198 thousand during the three months ended September 30, 2010, from $304 thousand during the three months ended September 30, 2009.  The Company’s depreciation expense decreased as more assets were fully depreciated than were placed into service during the third quarter of 2010 compared to the third quarter of 2009.

Loss on Impairment

There were no impairment losses during the third quarter of 2010 and 2009.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $77 thousand or 3.4% during the three months ended September 30, 2010, compared to the same period in 2009. This decrease is primarily attributable to decreases in the areas of legal and professional fees, communication, occupancy, consulting, and travel and entertainment as the Company continues to focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses increased $11 thousand or 275.0% during three months ended September 30, 2010, compared to the same period in 2009.  The increase was primarily due to promotional expenses associated with the Company’s corporate services segment, as a result of its continued efforts to grow the customer base.

Operating Loss

The Company’s operating loss decreased $0.2 million or 12.5% to a loss of $(1.4) million during the three months ended September 30, 2010, from a loss of $(1.6) million during the three months ended September 30, 2009.  The decrease in operating loss was primarily attributable to increased margins in the carrier services segment, a greater contribution from the higher margin corporate services segment, and lower selling, general, and administrative expenses.

Other Income (Expense)

 Total other income (expense) decreased by $225 thousand or 210.3 % from an expense of $107 thousand in the third quarter of 2009, to income of $118 thousand during the same period in 2010.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Discontinued Operations

Loss from discontinued operations decreased by approximately $109 thousand, or 105.8 % to a gain of $6 thousand during the three months ended September 30, 2010, from $(103) thousand during the three months ended September 30, 2009. The main factor contributing to this decrease was the initiation of the Company’s restructuring of its operating segments during the same period in 2009, in an effort to focus on the development of its corporate services and carrier services segments.

Net Loss

Net loss decreased $0.5 million or 27.7%, to $(1.3) million during the three months ended September 30, 2010, from $(1.8) million during the three months ended September 30, 2009.  The main factors contributing to this decrease were increased margins in the carrier services segment, a greater contribution from the higher margin corporate services segment, decreased operating expenses, and the reduction of losses attributable to discontinued operations.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Revenues

Consolidated revenues were $30.5 million during the nine months ended September 30, 2010, compared to $29.5 million during the nine months ended September 30, 2009, an increase of $1.0 million or 3.4%.  Revenues for the carrier services segment were $29.2 million during the nine months ended September 30, 2010, compared to $28.8 million during the nine months ended September 30, 2009, an increase of $0.4 million or 1.4%.  This revenue decrease resulted from a reduction in the minutes transmitted over the Company’s network, partially offset by an increase in the blended rate per minute of the traffic terminated. The decrease in minutes is consistent with normal quarter-to-quarter variations in the international traffic received from the Company’s customers.

Revenues for the corporate services segment increased $0.5 million or 71.4%, to $1.2 million during the nine months ended September 30, 2010 from $0.7 million during the nine months ended September 30, 2009.  This increase was primarily caused by an increase in the Company’s corporate services business due to continued sales efforts to grow the customer base.

Cost of Revenues

Consolidated cost of revenues was $27.5 million during the nine months ended September 30, 2010, compared to $27.3 million during the nine months ended September 30, 2009, an increase of $0.2 million, or 0.7%.  Cost of revenues for Carrier Services was $26.8 million during the nine months ended September 30, 2010, compared to $26.9 million during the nine months ended September 30, 2009.  The decrease of $0.1 million or 0.4% in cost of revenues was consistent with the decrease in the number of minutes transmitted over our network.

Cost of revenues for Corporate Services and Other during the nine months ended September 30, 2010 was $735 thousand, compared to $435 thousand during the nine months ended September 30, 2009, an increase of $300 thousand, or 69.0%.  This increase was attributable to a larger customer base during the nine months ended September 30, 2010, compared to the same period in 2009, and was consistent with the increase in revenues.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased $0.4 million or 40.0% to $0.6 million during the nine months ended September 30, 2010, from $1.0 million during the nine months ended September 30, 2009.  The Company’s depreciation expense decreased as more assets were fully depreciated than were placed into service during the first nine months of 2010 compared to the same period in 2009.

Loss on Impairment

Impairment losses decreased $243 thousand or 100.0% during the nine months ended September 30, 2010, compared to the same period in 2009, as there were no impairments to the Company’s Trademarks in the current period.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $398 thousand or 5.7% during the nine months ended September 30, 2010.  This decrease is primarily attributable to decreases in the areas of legal and professional fees, communication, occupancy, consulting, and travel and entertainment as the Company continues to focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses increased $22 thousand or 151.8 % during nine months ended September 30, 2010, compared to the same period in 2009.  The increase was primarily due to promotional expenses associated with the Company’s corporate services segment, as a result of its continued efforts to grow the customer base.

Operating Loss

The Company’s operating loss decreased $1.7 million or 28.3% to a loss of $(4.3) million during the nine months ended September 30, 2010, from a loss of $(6.0) million during the nine months ended September 30, 2009.  The decrease in operating loss was primarily attributable to increased margins in the carrier services segment, a greater contribution from the higher margin corporate services segment, and lower selling, general, and administrative expenses.

Other Income (Expense)

Total other income (expense) decreased by $ 351 thousand or 110.0 % from an expense of $319 thousand for the nine months ended September 30, 2009, to income of $32 thousand during the same period in 2010.

Discontinued Operations

Loss from discontinued operations decreased by approximately $1.4 million, or 93.3 % to $(0.1) million during the nine months ended September 30, 2010, from $(1.5) million during the nine months ended September 30, 2009. The main factor contributing to this decrease was the initiation of the Company’s restructuring of its operating segments during the first quarter of 2009, in an effort to focus on the development of its corporate services and carrier services segments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Net Loss

Net loss decreased $3.4 million or 43.6%, to $(4.4) million during the nine months ended September 30, 2010, from $(7.8) million during the nine months ended September 30, 2009.  The main factors contributing to this decrease were increased margins in the carrier services segment, a greater contribution from the higher margin corporate services segment, decreased operating expenses, and the reduction of losses attributable to discontinued operations.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we are not generating positive cash flow from operations.  As of September 30, 2010, we had a stockholders’ deficit of approximately $ (6.6) million as compared to $(7.3) million at December 31, 2009, and a working capital deficit of approximated $(8.5) million as compared to $(9.4) million at December 31, 2009. During the nine months ended September 30, 2010, the Company raised approximately $3.6 million from the sale of its securities through private placement financing.  (See Note 8 to the Condensed Consolidated Interim Financial Statements contained in this quarterly report on Form 10-Q).  The Company uses the proceeds from these transactions primarily for general corporate purposes.  We may seek further financing through the sale of debt or equity securities.

Below is a summary of our cash flow for the periods indicated.  These cash flow results are consistent with prior years, in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash from continuing operations:
Cash used in operating activities	$(4,346,495)	$(5,242,849)
Cash provided by (used in) investing activities	(273,138)	(35,810)
Cash provided by financing activities	4,816,287	5,041,078
Increase (decrease) in cash and cash equivalents from continuing operations	196,654	(237,581)
Cash from discontinued operations:
Cash provided by operating activities of discontinued operations	(38,185)	186,398
Cash provided by investing activities from discontinued operations	-	-
Net increase in cash and cash equivalents from discontinuing operations	(38,185)	186,398
Net increase (decrease) in cash and equivalents from continuing and discontinuing operations	158,469	(51,183)
Cash and cash equivalents, beginning of period	99,019	427,433
Cash and cash equivalents, end of period	$257,488	$376,250

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Sources of Liquidity

As of September 30, 2010, we had cash and cash equivalents of approximately $257 thousand, and Accounts Receivable of approximately $3.0 million. In addition, as of September 30, 2010 we had approximately $533 thousand of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit (equal to the amount of the certificates of deposit).

From our inception through September 30, 2010, we have financed our operations from operating revenues and cash provided from financing activities. These activities provided net proceeds of approximately $23.3 million from our initial public offering (IPO), the private placement of approximately $71.1 million of equity securities, $1.6 million from the exercise of stock options and warrants, and $30.9 million from loans evidenced by the issuance of promissory notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

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

Our cash capital expenditures were approximately $146 thousand and $38 thousand for the nine months ended September 30, 2010 and 2009, respectively. We expect our cash capital expenditures to be approximately $60 thousand for the next three months ending December 31, 2010. The 2010 estimated capital expenditures primarily consist of additional infrastructure development for the carrier services and corporate services segments.

Cash used in operations was approximately $4.3 million and $5.2 million during the nine months ended September 30, 2010 and 2009, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of receipts and disbursements. As we continue to focus on our corporate and carrier sales we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances, we may be required to secure letters of credit or bonds to do so.

Debt Service Requirements

At September 30, 2010, we had approximately $2.5 million of current-term debt. This balance relates to notes payable and our capital leases. Of this amount, the portion of debt collateralized by a security interest in accounts receivable is $2.5 million.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In March 2010, the Company entered into a service agreement with a company to act as a placement agent and financial advisor to arrange the sale of equity securities on behalf of the Company.  The Company has agreed to pay the placement agent a commission equal to 8% of the gross proceeds of the offering, a finance fee equal to 2% of the gross proceeds of the offering, and a non-accountable expense allowance equal to 2% of the gross proceeds, as well as warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of units sold in the offering.  Through September 30, 2010, the Company sold 31,428,603 shares of common stock for which proceeds of approximately $3.1 million were received, net of expenses of approximately $568 thousand.  In addition, the Company issued five year investor warrants to purchase 7,857,158 shares of common stock at an exercisable price of 125% of the closing price of the Company’s common stock, and additional five year investor warrants to purchase 7,857,158 shares of common stock at an exercisable price of 150% of the closing price of the Company’s common stock.  The placement agent was paid commissions aggregating $528,000 and was issued placement agent warrants to purchase an aggregate of 3,142,862 shares of common stock equal to 10% of the number of units sold, at an exercisable price of 125% of the closing price of the Company’s common stock.

Critical Accounting Policies and Estimate

The Company has identified the policies and significant estimation processes below as critical to the Company’s business operations and the understanding of the Company’s results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. The Company’s preparation of its consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

 Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

 On July 30, 2008, a vendor that provides management consulting and software systems services, associated with the Company’s discontinued operations, filed a complaint in the Supreme Court of the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for the mutual release of all claims, and agreeing to the dismissal of the case. Further proceedings have been stayed pending payment of the Company’s obligations under the agreement, the amount of which is not considered material. To date, the Company has complied with its payment obligations.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, (Case No. 09-CV-6981), asserting infringement of copyrighted software. On October 23, 2009, the Company filed its Answer and Counterclaim in this matter, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market certain products and services that included the GIPS software. On June 1, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, and providing for the payment of certain amounts to GIPS, the amount of which is not considered material, and the exchange of mutual releases. The Company has paid the amounts due under the agreement and the proceeding has been dismissed “with prejudice”.

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. By a Second Amendment to the Stipulation of Settlement dated August 12, 2010, the parties agreed to further modify the payment schedule and not to enforce the judgment or execute the warrant as long as the Company complies with its payment obligations under this further amendment to the stipulation. The Company executed the amendment to the stipulation, has made all required payments thereunder to date, and there are two remaining monthly payments to be made under the terms of the amended stipulation.

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

At September 30, 2010, we had a working capital deficit of approximately $(8.5) million and a stockholders’ deficit of approximately $(6.6) million. Although we have reduced our losses, we continue to sustain losses from operations and for the period ended September 30, 2010, and 2009 we incurred net losses applicable to common stockholders of approximately $(4.8) million, and $(8.3) million, respectively. In addition, we did not generate positive cash flow from operations for the periods ended September 30, 2010, and 2009. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets, consequently, diluting our common stock.

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

During 2010, the Company’s carrier services revenue has been negatively impacted not only by seasonal and economic market fluctuations, but also by a general decline in the overall market as a result of current economic conditions.  We were also adversely affected by limits on our ability provide extended payment terms to larger customers. We anticipate that these revenue growth constraints will be eased as the general economic conditions improve, but there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

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

We have historically funded our cash flow requirements, in part, from the proceeds of loans evidenced by demand promissory notes or by term promissory notes. To the extent that the term notes were not repaid on the maturity date, they were typically converted into demand notes. As of September 30, 2010, approximately $2.5 million of indebtedness was evidenced by such demand notes, of which approximately $2.0 million was held by our Chairman, Marvin Rosen.  In addition, the holders of these notes have been granted a pari passu security interest in our accounts receivables. If these note holders were to suddenly demand payment of all outstanding demand notes, or a substantial portion thereof, we likely would not have sufficient funds to repay those notes. In such event, the note holders could assert rights against us in legal proceedings, and could seek to collect on their notes by enforcing their security interest in our accounts receivable. This could adversely affect the availability of the funds required to continue operation of our business.

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

On March 8, 2007, a jury in the U.S. District Court for the Eastern District of Virginia ruled that Vonage Holdings had infringed on six patents held by Verizon Communications, and ordered Vonage to pay Verizon $58 million plus a future royalty payment equal to 5.5% of Vonage’s customer sales. The patents related in part to technologies used to connect Internet telephone use to the traditional telephone network. Vonage appealed the decision, but terminated its appeals options in November 2007, when it agreed to pay Verizon approximately $120 million in settlement. The future impact, if any, of this litigation, or of similar litigation that might be initiated by other companies on VoIP service providers, including us, is unclear. If we were restricted from using certain VoIP technologies, it could increase our cost of service or preclude us from offering certain current or future services.

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

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 19.8 million shares, or 14.9%, of our outstanding common stock, and is the second largest single voting block in the Company. Additionally, our Directors and Executive Officers as a group currently beneficially own approximately 37.7 million shares, or 26.2% of our common stock. As a result, while neither West End nor our Directors and Officers as a group, have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enable both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. Their interests may differ from those of other stockholders. Should West End and our current Directors and Executive Officers vote in the same manner, West End and our current Directors and Executive Officers, collectively, have sufficient voting power to effectively determine the outcome of most matters submitted to a vote of stockholders.

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

As the trading price of our common stock is less than $5.00 per share, our common stock may be considered a “penny stock”, and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock”, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

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

As of the date of this report, there were 132,010,498 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 7,295 shares of Series A-1, A-2 and A-4 Preferred Stock are currently issued and outstanding. Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On June 28, 2010, the Company, in order to pro-actively eliminate excess floor space and reduce costs, entered into a Surrender and Lease Modification and Extension Agreement (the “Lease Modification”) with the landlord of its network operations equipment facility at 75 Broad Street in New York. The Lease Modification provided for the surrender to the landlord of the excess space, a corresponding reduction in the annual rent payable by the Company, and an extension of the term of the lease for an additional five years and three months with an option for the Company to then renew for another five years.  The Lease Modification also reduced the effective rental rate per square foot for the remaining space. The Lease Modification took  effect on August 31, 2010.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
November 15, 2010	Chief Executive Officer

BY: /s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
November 15, 2010	President, Chief Operating Officer and Acting Chief Financial Officer

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.