Form 10-K
period 2010-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2011-04-13
CIK 1071411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 –K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filler ☐	Accelerated filer ☐
Non-accelerated filler ☐(do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes |☐| No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by the OTC Bulletin Board TM (the “OTCBB™”) on June 30, 2010 of $0.13 per share, was $5,416,669. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the registrant and persons owning 5% or more of the registrant’s common stock have been excluded, in that such persons may be deemed to be affiliates of the registrant. Such exclusion should not be deemed a determination or admission by the registrant that such individuals or entities are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 31, 2011, is as follows:

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

NONE

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐  No  ☒

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

Fusion Telecommunications International, Inc. (the terms “Company,” “us,” and/or “we,” and other similar terms as used herein, refer collectively to the Company together with its principal operating subsidiaries) is a provider of Internet Protocol ("IP") based digital voice and data communications services to corporations and carriers worldwide. The Company’s strategy is to continue to grow its existing carrier business segment, while accelerating the growth of its corporate business segment, to ensure that an increasing portion of its total revenues are derived from the higher margin and more stable corporate business segment.

The Company's services include local, long distance, and international Voice over Internet Protocol ("VoIP") services; broadband Internet access; private line circuits; audio and web conference calling; fax services; and a variety of other enhanced communications services and features. The majority of the Company’s services utilize state-of-the-art VoIP technology rather than traditional circuit-switched technology. This choice of technology allows us to efficiently deliver voice, data, and Internet access services over a single facility, while providing service quality and reliability comparable to that of the historical circuit-switched service providers.

In the past, we have also marketed services to consumers. However, during 2009 the decision was made to exit the consumer business segment as part of a restructuring designed to decrease the Company’s operating costs, enhance overall efficiency, and increase our focus on the more stable and profitable corporate and carrier segments. As a result of this restructuring, we believe that the Company is better able to achieve its financial objectives and increase the percentage of total revenues derived from the Company’s higher margin corporate business segment.

Our carrier services are sold to other communications service providers throughout the world, including U.S. based carriers wishing to terminate transmission of telephone services to international destinations and foreign carriers wishing to terminate to the U.S. and throughout the world. We also purchase domestic and international termination services from many of our carrier customers. We currently have over 270 carrier customers and vendors.

In addition to our strong position in the carrier market, we believe that Fusion is well positioned to capitalize on the continuing rapid growth of the corporate VoIP market.  Our corporate services are sold to small, medium, and large businesses, located within the United States and selected foreign countries. These predominantly IP-based services are designed to meet the communications needs of growing businesses, while maximizing the price-performance ratio.  We currently serve corporate users in 28 states.

We believe that the global networking infrastructure available through our carrier operations, coupled with the Company's ability to leverage our domestic and international carrier relationships, provides us with a significant competitive advantage in the corporate market segment. We also believe that the extensive experience of our sales, operations, and management personnel provides the skills necessary to execute our strategy and grow this important new segment of the Company's business.

Services

Historically, we have derived the majority of our revenues from the carrier business segment. Specifically, those revenues have come primarily from U.S.-based carriers requiring voice connectivity to emerging markets. As we continue to execute our strategy for this segment, we anticipate serving a larger number of non-U.S. based carrier customers, who will require voice connectivity to the U.S. and to foreign locations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

  We are currently seeking to aggressively expand our higher margin corporate revenue stream by continuing to market to small, medium, and large business customers. These corporate services are marketed via both direct sales and partner sales distribution channels. In general, the direct sales organization targets medium and large enterprise customers, while the partner sales organization targets small to medium businesses.

Corporate Services

Fusion offers a full suite of advanced corporate communications solutions, designed to provide significant benefits to small, medium, and large businesses with single or multiple locations worldwide. Our solutions provide all required hardware as well as the services themselves, thus providing the customer with everything needed to implement a complete communications service solution.

Our corporate services are designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network, provide compelling features when compared to traditional analog telephone service, offer high digital quality, and reduce the overall cost of communications. On average, we believe that our corporate services save the customer approximately 20%, when compared to similar services offered by that customer’s previous service provider. Fusion’s IP-based corporate solutions also prioritize voice traffic over data traffic to ensure that a customer always has adequate Internet bandwidth to experience premium voice quality.

Fusion’s growing suite of corporate services includes:

Hosted IP-PBX – Fusion’s Hosted IP-PBX service allows a customer to completely replace the legacy office telephone system it owns or leases with a state-of-the-art digital telephone system that is provided by Fusion on a "hosted" basis. Our feature-rich, hosted solution eliminates the need to own and operate a costly, complex telephone system – often reducing upfront capital costs by 50% or more, and eliminates the cost of calls between corporate locations. This service is ideal for companies with multiple offices or a highly mobile workforce, and for companies that are opening a new office or need to expand or replace existing telephone systems. Full integration with Microsoft Outlook® provides a simple method to place calls by clicking on an Outlook® contact, while voicemails are delivered as emails with an attached voice message that can be played on virtually any computer or handheld wireless device. All corporate service options can be configured by the user in real time using a personal user portal, virtually eliminating the costs associated with the labor-intensive reconfiguration of legacy telephone systems.

IP Connect – Our IP Connect service allows a customer to retain and use its existing legacy telephone system, while relying on Fusion’s IP-based network to provide its local network access and domestic and international long distance service. IP Connect customers save on their local, long distance, and international call charges, and gain the many advantages of Internet telephony. They also eliminate the cost of interoffice calling, and combine their voice and data traffic onto a single broadband access facility for further cost savings – all without having to write off their existing technology investment.

IP Termination – IP Termination service allows a company to retain and use its existing legacy telephone systems, as well as its existing local network access facilities, while leveraging Fusion’s global network to obtain high quality, low cost domestic and international long distance service. This is a service that would typically be used by major corporations with significant domestic and/or international calling.

PRI Service – A single PRI connection provides up to 24 voice lines that deliver high quality service at low cost. Fusion’s PRI Service allows for multiple trunk groups and offers a wide range of outbound, inbound and two-way calling options, including local, regional, long distance, international and toll free services.  Fusion's customers can choose the plan that best suits their specific calling patterns and needs: measured (usage-based) services, flat-rated services, or customized packages of local, regional and long distance services.

Internet Access – Fusion offers reliable, secure and cost-effective broadband Internet access to all users. Fiber optics, broadband over copper, and other technologies, allow us to provide Internet access at bandwidth levels ranging from T-1 (1.5 Mbps) to DS-3 (45 Mbps) and higher. Utilizing our ability to route both

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

voice and data over the same facility, and using Quality of Service routers designed to always provide adequate bandwidth for the highest quality voice traffic, we seek to maximize the efficiency of the Internet access service purchased. Our strong relationships with carriers throughout the world also allow us to provide Internet access on a global basis.

Conferencing Service – Fusion’s conferencing service offers business customers a versatile online meeting experience. The simple-to-use, reservation-less service combines traditional audio conferencing with web access to let corporations communicate at any time with customers, suppliers, and partners anywhere. The service integrates with Microsoft Outlook®, offers audio recording capability, and even allows the user to publish recorded content as a podcast for further distribution.

Fusion Fax – Fusion’s desktop fax solution allows customers to electronically send, receive, store, and print faxes using their existing email and Internet infrastructure. This advanced fax solution requires no application-specific hardware or software, and employs the latest in security capabilities. Additionally, each user account can be personally controlled through a secure web interface that controls user preferences, cover sheet design, and delivery reporting options.

Private Line Networks – Leveraging our own network, as well as our relationships with carriers throughout the world, we offer corporate users a full range of private line services between both domestic and international locations. Services can be engineered to both U.S. (T-1) and international (E-1) standards, are available at all bandwidth levels, and can be provisioned using traditional fiber optic or satellite facilities as well as packet-based technologies. Services include traditional point-to-point networks, as well as Multi-Protocol Label Switching (MPLS) networks and Virtual Private Networks.

Co-Location Services – Fusion offers its corporate customers the opportunity to locate their communications or data processing equipment in its secure, co-location facility. Our facility offers full environmental controls, battery and generator back-up power (AC and DC), 24x7 key-card access, round-the-clock security and alarm monitoring, and a wide range of technical support services that can be provided by our on-site technical support personnel.

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

Our corporate services generally offer several different calling packages, designed to meet the needs of different users. Base level plans offer a nominal monthly recurring charge (MRC) for the basic service package. Additional services, such as local, long distance, or international calling, are charged at per minute rates. Other packages with a higher MRC may include a specific number of minutes of local or long distance calling or even unlimited local or long distance calling. Optional, value-added features for our basic services are available for an incremental MRC appropriate for the service. Internet access services and/or private line services are charged on the basis of a fixed MRC for the service provided, and are generally based on the bandwidth utilized, and the endpoints of the circuit.

We have contracts with all of our corporate customers. The Company’s contracts range from one year to five years, and all contracts have early cancellation penalties. The majority of our contracts are for a three-year term, and the current average term of all contracts combined is approximately 2.7 years.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Direct Termination –Traffic routed via direct termination will travel directly from Fusion’s international gateway switch to the facilities of an interconnecting carrier in the destination country. We enter into “interconnection agreements” with such carriers, typically the dominant or secondary carrier in the applicable market. The Company’s interconnection with the distant carrier is usually via VoIP, but may in some cases utilize leased fiber optic or satellite transmission facilities. Our direct termination agreements allow us to terminate voice traffic into that country and, in most cases, receive return traffic from that country. The interconnection agreement provides for a “direct” relationship between Fusion and the interconnecting carrier and provides the maximum level of control over route quality, capacity, and cost.

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

We also utilize the termination capacity obtained through our interconnection agreements and other methods of termination to carry our corporate customers’ long distance traffic. As we continue to execute our strategy for the growth of our corporate business segment, we expect to use an increasing percentage of our termination capacity to carry our higher margin corporate traffic.

We procure required Internet access and private line circuits from our global network of carriers. We also leverage our relationship with these carriers in order to provide the high quality, low cost Internet access, and private line services necessary to meet the international communications requirements of our corporate customers.

In addition to our carrier voice termination services, we provide co-location services to other communications service providers, enabling them to co-locate their equipment within our switching facility or lease a portion of our equipment located at that site. We also provide a variety of equipment maintenance services and other technical services to our carrier co-location customers. In addition, we frequently provide voice termination services to the carriers that co-locate with us.

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

For the year ended December 31, 2010, our five (5) largest customers represented the following percentages of our revenue, Qwest Communications 18.8%, MCI Communications d/b/a Verizon 13.8%, AT&T 9.2%, T-Systems 6.8% and VCG Telecom 5.2%.  For the year ended December 31, 2009, the Company's five (5) largest customers as a percentage of revenue were Qwest 16.0%, MCI Communications d/b/a Verizon 15.8%, VCG Telecom 14.4%, IDT 11.2% and AT&T 9.0%.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Strategy

Our strategy is to continue to grow our existing carrier business, while accelerating the growth of our corporate business to ensure that an increasing portion of our revenues are derived from this higher margin and more stable business segment.

Corporate Segment Strategy

In our corporate segment, we are focusing on generating the rapid growth necessary to make the revenues and margin from this segment a more significant portion of total Company revenues and margin. Specifically, we will focus on the following strategies:

•

Expand the Direct Sales Effort – We intend to continue to expand the direct sales effort that we launched during 2009, both by adding new sales personnel and adding new sales office locations. We currently have direct sales personnel based in our New York headquarters and our South Florida office. In the future, we intend to expand our direct sales effort to include other major metropolitan areas within the United States.

•

Focus on Direct Sales to Large Enterprises – In the current economy, large enterprises are particularly focused on saving costs wherever possible. This provides us with an excellent entry to some very large potential customers that previously may have been difficult to approach. We are leveraging this unique opportunity, as well the extensive contacts of our officers and directors, to meet with such large enterprise customers and drive the sale of our high-volume international call termination services, Internet access services, and private line networking services.

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

•

Increase Partner Productivity – We are working to increase the average productivity of our sales partners with additional training on our products and services, targeted promotions, and closer management and support. We are also seeking to add new partners that have more direct control over the sale of our services, including hospitality management companies, franchise companies, and other similar entities.

•

Increase Average Revenue per Account – We are seeking to increase the average revenue per account for both new and existing customers. We are focusing on the sale of add-on or enhanced services, including auto-attendant service, call center features, audio and web conferencing, and fax services. We are also working to increase the percentage of customers that order their broadband Internet access connections from us.

•

Introduce New Products and Services – We intend to continue to attract new customers and drive increased revenue through the introduction of new products and services, as well as innovative and competitive new service packages.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Carrier Segment Strategy

In growing our carrier segment, we intend to focus on both the revenue growth and the margin growth of this segment. In particular, we will focus on the following:

•

Expand Direct Termination Agreements – We will seek to expand the number of international carriers with whom we interconnect on a direct basis. As we continue to grow our base of carrier business, such direct interconnections are intended to provide the best possible levels of quality and capacity, with a view towards maximizing the revenue and margins attributable to the international traffic we terminate.

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

•

Focus on Back-Office Automation – We will continue to seek to automate functions that will allow us to reduce headcount or costs, thereby improving margins, and to respond more quickly to the needs of our carrier customers. In this area, we anticipate continued improvements in areas such as routing, code management, traffic monitoring and alarms, capacity management, provisioning, circuit testing, and billing.

Strengths

In executing our strategy, we believe that we will benefit from the following strengths:

•

Global Network Infrastructure – Our IP-based network, coupled with our interconnection to over 270 major carriers, provides the connectivity we need to service the global requirements of our corporate and carrier customers. Moreover, we are able to leverage our extensive carrier relationships in order to provide Internet access, private lines circuits, and other services to meet the needs of our corporate users worldwide.

•

Flexible, Reliable, and Scalable Service Platforms – Our integrated IP service platforms allow for the rapid introduction and deployment of new services, features, and functionality for our carrier and corporate users. Our redundant network elements and reliable off-the-shelf hardware allow for high quality and high service reliability, and the diversified architecture allows for scalability as well as additional network reliability.

•

Management, Directors, and Advisors – Our executive management team has over 100 years of communications industry experience, and all of our senior executives have experience working in major telecommunications enterprises as well as smaller entrepreneurial ventures. Our board of directors includes recognized leaders in business, government, finance, real estate, and law.

•

Balanced Strategy – We believe our strategy of balancing the traffic volumes, network efficiencies, interconnection agreements, and network infrastructure of our carrier business segment with the stability and higher margins of our corporate business segment will allow us to leverage the unique strengths of each business segment to further the growth of the other segment and thus accelerate our path to profitability.

•

Systems and Processes – Our focused and systematic approach to sales, provisioning, installation, maintenance, and customer service, coupled with our expanding use of automated systems, is designed to quickly and efficiently grow our base of corporate and carrier customers, be fully responsive to the ongoing needs of those customers, and maintain the lowest possible operating costs for the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Sales and Marketing

We market our IP-based services, as well as our broad range of other communications services, to carriers and corporations. Our day-to-day sales and marketing efforts employ direct sales and partner sales channels, as well as referrals and strategic relationships.

Direct Sales

Our carrier services are generally sold through direct sales channels. Our U.S.-based carrier sales and international business development personnel are responsible for selling to and buying from our carrier partners. We currently have such personnel based in New York and Los Angeles, as well as in Latin America.

Our corporate services are also sold through direct sales channels. We currently have corporate sales personnel based at our New York headquarters and at our Ft. Lauderdale office.

Our direct sales personnel are experienced professionals, who generally come to us with 10+ years of sales and communications experience. Ongoing training on our products and services, telecommunications technology, and sales techniques are a part of each direct sales person’s weekly routine.

Our direct sales personnel are compensated on a combination of base salary and incentive compensation, with the latter being based directly on revenue and margin generated. Each sales person has established monthly objectives, and is held directly accountable for the achievement of those objectives.

Partner Sales

Our corporate services are also sold through independent, third-party sales agents or “partners,” who leverage their existing business relationships to sell our services. Our partners are compensated solely on a commission-based structure. We typically control the product, pricing, branding, technical support, billing, and collections. Our partners include interconnect companies, data service companies, value added resellers, network and IT consultants, and LAN/WAN integrators, as well as companies dedicated to the sale of IP-based communications services. Many of these partners have multiple sales personnel working for them. In addition to local distribution and support, our partners sometimes assist in the installation of our services. As of December 31, 2010, we were represented by 83 partners located in 20 states.

Sales Referrals

For both our carrier and corporate services, we occasionally use referrals to gain our initial introduction to a potential customer. In such cases, we generally have a referral agreement with the applicable individual or entity, and will pay a referral fee in those instances where the introduction leads to a revenue producing relationship.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

On the scheduled installation date, a Fusion installation technician (internal or contracted) is dispatched to the customer premises to complete the installation. Depending upon the actual service ordered, the technician may configure and install IP telephones, install a router or Internet access device, complete required cabling, install and test Internet service, or install and test private lines. It is our objective to complete the installation on the scheduled date, and leave the customer satisfied that everything has been properly installed and is performing as expected.

We believe that training the customer to take full advantage of the features and functionality of our corporate VoIP services is a critical component of the service delivery process. Thus, immediately after installation, we complete an in-depth training session with the customer – either in person or via web conferencing. During this training session, we train the customer’s employees on the use of their new services and features, and train the customer’s service administrator on the technical details required for the ongoing administration of the service. We also provide the customer with manuals covering the set-up and operation of the phones, voice mail, and user portals.

Customer invoices for our corporate services are delivered electronically via email on a monthly basis. We do not send paper invoices. Invoices include full call detail, as well as a breakdown of charges, taxes, and other fees. Monthly service charges are billed in advance, and usage based charges are billed in arrears. Our use of package plans, including local and/or long distance calling, increases the percentage of total charges billed in advance as an MRC, thus simplifying billing for us and the customer and minimizing subsequent customer service issues. Invoices for our carrier customers may be rendered on a weekly, semi-monthly, or monthly basis, and are also delivered electronically via email. Upon request, we will also provide carriers with an electronic file of their call detail records (CDR) for analysis or invoice audit purposes.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

Key network elements include the Company’s Veraz ControlSwitch and associated media gateways; BroadSoft retail services platform; Cisco media gateways, routers, and switches; and Nextone session border controllers. These redundant network elements are interconnected via a dedicated, fiber-based gigabit Ethernet backbone. Most network elements are based on software applications that execute entirely on off-the-shelf servers. Built for easy and rapid scalability, as well as security and reliability, Fusion’s service platforms minimize the capital expenditures associated with legacy switching infrastructures, allow for shorter installation intervals and faster customer provisioning, and expedite the deployment of new and innovative products and services.

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

Our network architecture is highly distributable and allows us to deliver our carrier and corporate services to every part of the world, quickly and reliably. We are able to locate remote network gateways in decentralized locations throughout the world, yet control the services they deliver from our centralized facility. As a result, we believe we can capitalize on market opportunities that would previously have been uneconomical due to the expense of deployment and the associated marketplace risks. The Company’s direct interconnections with over 270 global carriers are managed through sophisticated routing systems that allow us to fully monitor performance and dynamically route customer traffic based on unique parameters that ensure the highest quality at the lowest cost. Unlike many retail service providers that rely on only a few carriers to deliver their customers’ traffic, Fusion can leverage the strength and depth of its carrier business to provide the greatest possible range of network and traffic termination options for its corporate customers.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Within our carrier services segment, we compete with many of the largest domestic communications carriers, including AT&T, Verizon, Qwest, IDT, and Global Crossing. Internationally, we compete with major entities such as British Telecom, Telstra, Tata Communications, Cable & Wireless, Telecom Italia, and KDDI. We also compete with smaller internationally focused carriers, including Primus, iBasis, Phonetime, Compass Global, and BTS.

Within our corporate services segment, we compete with companies such as Vonage, CBeyond, 8x8, and Skype. However, as Vonage and Skype focus primarily on consumers and smaller business customers, we do not currently see them as major competitors. As we grow our presence in the corporate marketplace, we see our primary competitors as the business-focused VoIP service providers, like CBeyond and 8x8; service providers employing traditional technologies to sell into the enterprise marketplace, including PAETEC and XO Communications; cable television companies offering VoIP services, like Cox Communications, Comcast, and Cablevision; and the incumbent local telephone companies like AT&T, Verizon, and Qwest. We also believe that in the future, given relatively low barriers to entry, other companies may elect to compete in the VoIP services arena. While we believe the Company’s technology, back office systems, distribution relationships, and marketing skills provide us with a competitive advantage, many of our existing competitors have significantly greater resources, and more widely recognized brand names.

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

We cannot assure that the U.S. and foreign regulatory agencies exercising jurisdiction over us will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate, or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing, and/or terms or conditions of service, are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees, or other costs. We have been delinquent in certain filing and reporting obligations in the past including, but not limited to, filings with the FCC and Universal Service Fund (USF) reports and payments. We are currently working with various federal and state regulatory agencies to complete any outstanding filings.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

of service involved ordinary Customer Premise Equipment (CPE) with no enhanced functionality, and the calls originated and terminated on the public switched telephone network (PSTN).

Although the FCC determined the specific services provided by AT&T to be telecommunications services subject to interstate access charges rather than information services not subject to such charges, it made no determination regarding the regulatory status of phone-to-phone VoIP or its exposure to key public policy issues like USF, 911 Emergency Service, and the Communications Assistance for Law Enforcement Act (CALEA). The FCC further qualified the decision by stating that they in no way intended to preclude themselves from adopting a different approach when they ultimately resolved the pending IP-Enabled Services rulemaking proceeding or the Inter-Carrier Compensation rulemaking proceeding.

In June 2005, the FCC imposed 911 emergency service obligations on providers of “interconnected VoIP services.” The FCC also required interconnected VoIP service providers to register with the FCC, comply with CALEA, and to make USF contributions. The FCC defined interconnected VoIP service as service where the customer was connected to the local PSTN for both origination and termination of telephone calls. Under this definition, Fusion is a provider of interconnected VoIP service. We believe that our services are currently compliant with all applicable requirements of the FCC’s order, and we have made and are making the required contributions to USF. However, should we at some time fail to meet certain requirements or fail to make required contributions, we could be subject to revocation of the Company’s authority to operate or to fines or penalties.

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

The following trademarks and service marks are registered with the United States Patent Trademark Office; however, they are not registered at the international level:

•

Fusion Telecom

•

Efonica

•

Efonica [logo]

Applications covering the following trademarks and service marks have been filed with the United States Patent Trademark Office and are currently in the registration process:

•

Fusion

•

Fusion Telecommunications International

•

Diamond/Block Logo

•

Diamond Logo

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

The telecommunications and VoIP markets have recently been characterized by substantial litigation regarding patent and other intellectual property rights. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks and/or service marks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names, a loss of established brand recognition, or the need to change the technologies utilized in our services.

Employees

As of December 31, 2010, the Company had 56 full time employees. None of our employees are represented by a labor union or collective bargaining agreement. We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2010, and December 31, 2009, 86.7% and 93.3%, respectively, of the Company’s revenue was derived from customers in the United States and 13.3% and 6.7%, respectively, was derived from international customers. As of December 31, 2010, and December 31, 2009, 0% of the Company’s long-lived assets were located outside of the United States.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission (“SEC”) and, in accordance with those requirements, file reports, proxy statements and other information with the SEC. You may read and copy the reports, proxy statements and other information that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the SEC’s Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. The Company’s web site is http://www.fusiontel.com. The information on the Company’s website is neither a part of nor incorporated by reference into this report.

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

At December 31, 2010, we had a working capital deficit of approximately ($9.7) million and a stockholders’ deficit of approximately ($8.1) million. Although we have reduced our losses, we continue to sustain losses from operations and for the years ended December 31, 2010 and 2009, we incurred net losses applicable to

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

common stockholders of approximately ($6.4) million and ($10.2) million, respectively. In addition, we did not generate positive cash flow from operations for the years ended December 31, 2010 and 2009. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from capital markets, consequently, diluting our common stock.

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2010, contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

Our carrier revenue performance is subject to both internal and external influences which have and may continue to negatively impact our revenues.

During 2010, the Company's carrier services revenue was negatively impacted not only by seasonal and economic market fluctuations, but also by a general decline in the overall market for international communications as a result of current economic conditions.  We were also adversely affected by limits on our ability to provide extended payment terms to larger customers.  We anticipate that these revenue growth constraints will be eased as the general economic conditions and the Company’s financial condition improve, but there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

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

Historically we have funded our working capital requirements through the sale of our equity. The use of our equity to fund operations is dilutive to the equity ownership of our securities by our existing stockholders. Unless we are able to generate substantial revenues to fund our operating expenses, we will, in all likelihood, be required to continue to fund operations through the sale of our equity.

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

Historically, we have relied upon loans from certain of our officers and directors to sustain our operations. In addition, these loans from our affiliates, as well as loans we have received from others, are collateralized by a security interest in our accounts receivable.  In the event we are unable to generate sufficient funds from operations to satisfy our operating needs, we may require further loans from our affiliates or others. There is no assurance that our affiliates or others will be able to provide us with additional capital as and when we require it in the future and, if they are unable to do so, we may have insufficient funds with which to sustain operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

We have historically funded our cash flow requirements, in part, from the proceeds of loans evidenced by promissory notes.  To the extent that term notes were not repaid on their stated maturity date, they were typically converted into demand notes, which may be called in the discretion of the note holders.

As of December 31, 2010, approximately $3.1 million of indebtedness was evidenced by such demand notes, of which our chairman, Marvin Rosen, held approximately $2.5 million. In addition, the holders of these notes have been granted a security interest in our accounts receivables. If these note holders were to suddenly demand payment of all outstanding demand notes, or a substantial portion thereof, we likely would not have sufficient funds to repay those notes.  In such event, the note holders could assert rights against us in legal proceedings, and could seek to collect on their notes by enforcing their security interest in our accounts receivable. This could adversely affect the availability of the funds required to continue operation of our business.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without increasing our revenues.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational, and financial resources and may increase our costs. If we are unable to successfully manage our future growth, establish, and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or profitability

The success of our growth is dependent upon market developments and traffic patterns, which may lead us to make expenditures that do not result in increased revenues.

Our purchase of network equipment and software will be based in part on our expectations concerning future revenue growth and market developments. As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software, and to add additional employees. To a lesser extent our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our switching systems, gateways, routers, and other related systems. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly.

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

2010 ANNUAL REPORT ON FORM 10-K

We may be impacted by litigation regarding patent infringement to which we were not a party.

On March 8, 2007, a jury in the U.S. District Court for the Eastern District of Virginia ruled that Vonage Holdings had infringed on six patents held by Verizon Communications, and ordered Vonage to pay Verizon $58 million plus a future royalty payment equal to 5.5% of Vonage’s customer sales. The patents related in part to technologies used to connect Internet telephone use to the traditional telephone network. Vonage appealed the decision, but terminated its appeals options in November 2007, when it agreed to pay Verizon approximately $120 million in settlement. The future impact, if any, of this litigation, or of similar litigation that might be initiated by other companies against VoIP service providers, including us, is unclear. If we were restricted from using certain VoIP technologies, it could increase our cost of service or preclude us from offering certain current or future services.

Breaches in our network security systems may hurt our ability to deliver services and our reputation, and result in liability.

We could lose clients or expose ourselves to liability, if there are any breaches to our network security systems that jeopardize or result in the loss of confidential information stored in our computer systems. Since our inception, we have experienced only two known breaches of network security, which resulted in a temporary failure of certain network operations, but neither breach resulted in any loss of confidential customer information or in any material financial loss. However, a future network security breach could harm our ability to deliver certain services, damage our reputation, or subject us to liability.

Our revenue growth is dependent upon our ability to build new distribution relationships, and to bring on new customers, of which there can be no assurance.

Our ability to grow through efficient and cost effective deployment of our VoIP services is in part dependent upon our ability to identify and contract with local entities that will assist in the distribution of our services. This will include local sales partners that sell our corporate services. If we are unable to identify or contract for such distribution relationships, or if the efforts of third party sales agents are not successful, we may not generate the customers or revenues currently envisioned and our financial results of operations will be adversely impacted thereby.

We are dependent upon our ability to obtain the necessary regulatory approvals and licenses to enter new domestic and international markets in which such approvals are required. Such approvals may or may not occur as planned and may or may not be delayed. Our entry into new domestic and international markets may in certain cases rely upon our ability to obtain licenses or other approvals to operate in those markets, our ability to establish good working relationships with the relevant telecommunications regulatory authorities in that jurisdiction, or our ability to interconnect to the local telephone networks in that market. If we are not able to obtain necessary licenses or approvals, our ability to enter into new markets may be delayed or prevented.

The communications services industry is highly competitive and we may be unable to compete effectively.

The communications industry, including the provisioning of voice services, Internet services, and data services, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new carrier competitors, as well as “gray market” operators (operators who arrange call termination in a manner that bypasses the authorized local telephone company, resulting in high margins for them and substantially lower revenues for the legitimate providers), may have an impact on the market. In addition, many of our current carrier and corporate competitors are significantly larger and have substantially greater market presence; greater financial, technical, operational, and marketing resources; and more experience. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets. We also believe that competition will continue to increase, placing downward pressure on prices.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Such pressure could adversely affect our gross margins, if we are not able to reduce our costs commensurate with the price reductions of our competitors. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

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

In some cases, the growth of our carrier services business requires the cooperation of other international carriers and/or the incumbent PTT in order to provide services to or from specific countries or markets. In the event the PTT, or another in-country international carrier, does not cooperate with us or support us in our efforts to serve that country, our ability to provide service to or from that country may be delayed, or the costs to provide service might increase due to our being forced to use another more expensive carrier. If we are unable to develop and maintain successful relationships with our joint venture partners, our ability to service an important market could be prevented or adversely affected.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Service interruptions due to disputes or other conditions over which we have no or little control could result in a loss of revenues and harm our reputation.

Portions of our terminating network may be shut down from time to time, as a result of circumstances including disputes with vendors, acts of war, terrorism, acts of God or other issues, many of which are beyond our control. Any future network shut downs can have a significant negative impact on revenue and cash flows, as well as hurting our reputation. In addition, there is no assurance that we will be able to quickly resolve disputes or disruptions, which could result in a permanent loss of revenues.

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

Generally, in the U.S., our products and services are subject to varying degrees of federal, state, and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications and/or regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

A large percentage of our carrier services revenues are provided by a limited number of customers. Specifically, our five largest customers accounted for approximately 53.8% and 66.4% of our revenues for the years ended December 31, 2010, and December 31, 2009, respectively. The terms of the customer’s agreements do not bind the customer's contractually to continue using our services and, if our business with these customers were to significantly decrease or stop, it could have a negative impact on our revenues and cash flow.

Risks Related to our Common Stock

One stockholder may be deemed to control us through its stock ownership and its interests may differ from other stockholders.

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 19.9 million shares, or 14.9%, of our outstanding common stock, and is the second largest single voting block in the Company. Additionally, our directors and executive officers as a group currently beneficially own approximately 37.6 million shares, or 26.1% of our common stock. As a result, while neither West End nor our directors and officers as a group, have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enable both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. Their interests may differ from those of other stockholders.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

In addition, the market price of our common stock may fluctuate significantly in response to a number of other factors, many of which are beyond our control, including, but not limited to, the following:

•

Ability to obtain securities analyst coverage

•

Changes in securities analysts’ recommendations or estimates of our financial performance

•

Changes in the market valuations of companies similar to us

•

Announcements by us or our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures, or capital commitments

•

Failure to meet analysts’ expectations regarding financial performance

Furthermore, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us, regardless of its merit, could result in substantial costs and divert the attention of our management from other business concerns, which in turn could harm our business.

Our common stock may be subject to the “penny stock” rules of the SEC, which will make transactions in our shares cumbersome and may reduce the value of an investment in our shares.

For so long as the trading price of our common stock is less than $5.00 per share, our common stock may be considered a "penny stock," and, in such event, trading in our common stock would be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

To date, we have not been considered a “penny stock” due to an exemption from Rule 15g-9 for companies with average annual audited revenues for the prior three years of in excess of $6,000,000 per year. However, should the exclusions from the definition of a “penny stock” change, or should our annual revenues fall dramatically, we may become subject to rules applicable to “penny stocks” and the market for our shares may be adversely affected thereby.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

As of the date of this report, there were 31,736,267 shares of our common stock reserved for issuance in the event of exercise of outstanding options and warrants, conversion of outstanding preferred stock and issuance as dividends on the preferred stock, in the aggregate representing approximately 24% of our outstanding shares of common stock as of the date of this report.

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 7,295 shares of Series A-1, A-2 and A-4 Preferred Stock are currently issued and outstanding. Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

•

Dividend and liquidation preferences

•

Voting rights

•

Conversion privileges

•

Redemption terms

•

Other privileges and rights of the shares of each authorized series

The issuance of large blocks of preferred stock could possibly have a dilutive effect to our existing stockholders. It can also negatively impact our existing stockholders’ liquidation preferences. In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to friendly third parties to preserve control by present management. This could occur if we become subject to a hostile takeover that could ultimately benefit our stockholders and us.

Item 1B. Unresolved Staff Comments.

Not applicable to a smaller reporting company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Item 2. Properties.

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of the Company’s leased offices and space as of December 31, 2010.

Location	Lease Expiration	Annual Rent	Purpose	Approx. Sq. Ft.
420 Lexington Avenue, Suite 1718, New York, New York 10170	October 2015	$ 471,000	Lease of principal executive offices	9,000
75 Broad Street, New York, New York 10007	November 2015	$ 553,000	Lease of network facilities	9,274
1475 W. Cypress Creek Road, Suite 204, Fort Lauderdale, Florida 33309	August 2014	$ 139,000	Lease of network facilities and office space	9,716

We believe that the Company’s leased facilities are adequate to meet our current needs and that additional facilities are available to meet the Company’s development and expansion needs in existing and projected target markets.

Item 3. Legal Proceedings.

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court for the State of New York (Software Synergy, Inc., v. Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for the mutual release of all claims, and agreeing to the dismissal of the case. Further proceedings have been stayed pending payment of the Company’s obligations under the agreement, the amount of which is not considered material. To date, the Company has complied with its payment obligations.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, (Case No. 09-CV-6981), asserting infringement of copyrighted software. On October 23, 2009, the Company filed its Answer and Counterclaim, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market certain products and services that included the GIPS software. On June 1, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, and providing for the payment of certain amounts to GIPS, the amount of which was not considered material, and the exchange of mutual releases.  The Company paid the amounts due under the agreement and the proceeding was dismissed "with prejudice".

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the stipulation. The Company has completed its payment obligations to the landlord under the stipulation, including the amendments thereto. The proceeding has been discontinued through the filing of a stipulation discontinuance, and the warrant of eviction has been vacated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

On June 14, 2010, three individuals filed an action against a former customer of the Company and other associated persons, and against the Company, in New York State Court, County of Kings (Index No. 24255/09).  The plaintiffs alleged that the non-Fusion defendants accepted funds from the plaintiffs for investment in real estate, but subsequently used some or all of those funds for other purposes.  The plaintiffs further alleged that the non-Fusion defendants made certain payments to the Company and they seek repayment of those sums from the Company in the amount of $237,913 plus interest.  The Company believes that the plaintiffs' claims are without merit as the bank account information provided by the plaintiffs themselves shows that the majority of the funds allegedly paid to the Company were actually paid to other non-affiliated entities.  Moreover, those funds that were received by the Company from the non-Fusion defendants were payment for specific telecommunications equipment and services purchased by the non-Fusion defendants from the Company, and the Company had no knowledge of any alleged misuse of funds by the non-Fusion defendants. The Company has prepared and filed its answer to the complaint, and intends to vigorously defend itself. As the Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any, no adjustment has been made in the Company’s accompanying consolidated financial statements because of this claim.

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s operations or financial condition. In addition, due to the regulatory nature of the telecommunications industry, the Company periodically receives and responds to various inquiries from state and federal regulatory agencies. Management does not expect the outcome of any such regulatory inquiries to have a material impact on the Company’s operations or financial condition.

Item 4. (Removed and Reserved).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the OTCBB™ under the symbol “FSNN”. From February 2005 until June 2009, our common stock and redeemable common stock warrants were listed on the NYSE Amex Stock Exchange under the symbols “FSN” and “FSN.WS”. Our redeemable common stock purchases warrants expired on February 17, 2010, and are no longer quoted for trading. Prior to February 15, 2005, there was no established trading market for the Company’s common stock and redeemable common stock warrants.

The following tables list the high and low sales prices for the Company’s common stock for each fiscal quarter during the two preceding fiscal years as reported by the NYSE Amex Stock Exchange (f/k/a the American Stock Exchange) and the OTCBB™, as the case may be.

Common Stock

	Year Ended December 31, 2010	High	Low
	First Quarter	$0.16	$0.10
	Second Quarter	$0.24	$0.10
	Third Quarter	$0.19	$0.10
	Fourth Quarter	$0.13	$0.07

	Year Ended December 31, 2009	High	Low
	First Quarter	$0.24	$0.05
	Second Quarter	$0.30	$0.01
	Third Quarter	$0.20	$0.07
	Fourth Quarter	$0.20	$0.11

The following tables list the high and low quarterly sales prices for the Company's formerly publicly traded Redeemable Common Stock Purchase Warrants that expired on February 17, 2010.

Redeemable Common Stock Purchase Warrants

Year Ended December 31, 2010	High	Low
First Quarter (January 1, 2010 - February 17, 2010)	$0	$0

Year Ended December 31, 2009	High	Low
First Quarter	$0.025	$0
Second Quarter	$0.01	$0
Third Quarter	$0	$0
Fourth Quarter	$0.015	$0

The market price for the Company’s common stock is highly volatile and fluctuates in response to a wide variety of factors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Holders of Record

As of February 23, 2011, there were approximately 430 shareholders of record of the Company’s common stock.

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

The holders of the Company’s Series A-1, A-2, and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as declared by the Company’s board of directors, on January 1 of each year, commencing on January 1, 2008. The board of directors has not declared any dividends on the Series A-1, A-2, or A-4 Preferred Stock.

Issuer Purchases of Equity Securities

There have been no purchases of equity securities by the Company required to be disclosed in response to this Item.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities that are required to be disclosed in response to this Item.

Item 6. Selected Financial Data.

This item is not applicable to smaller reporting companies

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and the related notes thereto included in another part of this Annual Report. This discussion contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company’s management or us are intended to identify such forward-looking statements. The Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are an international telecommunications carrier delivering value-added communications solutions to corporations and carriers in the United States and throughout the world.  We offer services that include traditional voice and data communications services using Voice over Internet Protocol (VoIP), private network services, broadband and Internet access, and other advanced services.

The Company's corporate business segment focuses on small, medium, and large corporations headquartered in the United States, but with the ability to serve their global communications needs and to provide service virtually

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

anywhere in the world. The Company's carrier business segment focuses on carriers across the globe, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean.

The following table summarizes the Company's results of operations for the periods indicated:

	Years Ended December 31,
	2010	2009
Revenues	$41,763,002	$40,938,615
Operating expenses:
Cost of revenues	37,830,121	37,553,727
Depreciation and amortization	847,881	1,361,798
Loss on impairment of long-lived assets	19,018	243,000
Selling, general and administrative expenses	8,847,474	9,216,292
Advertising and marketing	38,973	42,705
Total operating expenses	47,583,467	48,417,522
Operating loss	(5,820,465)	(7,478,907)
Other income (expense):
Interest income	491	4,233
Interest expense	(181,205)	(387,460)
Gain on settlements of debt	159,500	12,758
Other	54,456	(62,043)
Total other income (expense)	33,242	(432,512)
Income (loss) from continued operations	(5,787,223)	(7,911,419)
Discontinued operations:
Income (loss) from discontinued operations	(12,257)	(1,674,793)
Net loss	$(5,799,480)	$(9,586,212)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	90.6%	91.7%
Depreciation and amortization	2.0%	3.3%
Loss on impairment of long-lived assets	0.0%	0.6%
Selling, general and administrative expenses	21.2%	22.5%
Advertising and marketing	0.1%	0.1%
Total operating expenses	113.9%	118.2%
Operating loss	-13.9%	-18.2%
Other income (expense):
Interest income	0.0%	0.0%
Interest expense	-0.4%	-0.9%
Gain on settlements of debt	0.4%	0.0%
Other	0.1%	-0.2%
Total other income (expense)	0.1%	-1.1%
Income (loss) from continued operations	-13.8%	-19.3%
Discontinued operations:
Income (loss) from discontinued operations	-0.0%	-4.1%
Net loss	-13.8%	-23.4%

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a strong focus in recent years on VoIP termination to emerging markets. We have focused on growing our existing customer base, which was primarily U.S. based, through the addition of a broad range of new international customers. We have also focused on expanding the Company’s vendor base through the addition of direct VoIP terminating arrangements to many new countries, including many emerging markets. Although we believe that the carrier business segment continues to be of significant value to our long term strategy, ongoing competitive and pricing pressures have caused us to increase our focus on the higher margin corporate business segment and to expand our efforts to market to small and mid-sized corporations, as well as large enterprises, using both or direct and partner distribution channels.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

We manage our business segments based on gross margin, which is net revenue less the cost of revenue, and on net profitability. Although the Company’s infrastructure is largely built to support all business segments and products, many of the infrastructure costs can be specifically associated with one of our two business segments. This also applies to most capital investments made (such as switching and transmission equipment), and to the majority of our selling, general and administrative expenses. The majority of the Company’s operations, engineering, information systems, and finance personnel are assigned to either the corporate or carrier business segment for cost purposes, and only a small number of personnel are considered “overhead” and allocated to the segments as appropriate. For segment reporting purposes, common overhead expenses are generally allocated based on percentage of utilization of resources unless the items can be specifically identified to one of the business segments.

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

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenues

Consolidated revenues were $41.8 million during the twelve months ended December 31, 2010, compared to $40.9 million during the twelve months ended December 31, 2009, an increase of $0.9 million or 2.2%.

Revenues for the carrier services segment were $40.0 million during the twelve months ended December 31, 2010, compared to $39.9 million during the twelve months ended December 31, 2009, an increase of $0.1 million or 0.3%.  While the actual number of minutes transmitted over our network decreased, a significant increase in the blended rate per minute of the traffic terminated provided a slight overall increase in revenue.

Revenues for the corporate services segment increased $0.7 million, or 63.6%, to $1.8 million during the twelve months ended December 31, 2010, from $1.1 million during the twelve months ended December 31, 2009. This increase was the result of an increase in the Company’s corporate services business due to continued sales and marketing efforts to grow the corporate customer base.

Cost of Revenues

Consolidated cost of revenues was $37.8 million during the twelve months ended December 31, 2010, compared to $37.6 million during the twelve months ended December 31, 2009, an increase of $0.2 million or 0.5%.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Cost of revenues for Carrier Services was $36.7 million during the twelve months ended December 31, 2010, compared to $37.0 million during the twelve months ended December 31, 2009.  The decrease of $0.3 million or 0.8% in cost of revenues resulted from continuing efforts to decrease the average cost per minute of traffic and increase the average gross margin of the carrier segment.

Cost of revenues for corporate services segment during the twelve months ended December 31, 2010 was $1.1 million, compared to $0.6 million during the twelve months ended December 31, 2009, an increase of $0.5 million, or 83.3%. The increased costs were directly attributable to the larger customer base that existed during the twelve months ended December 31, 2010, compared to the same period in 2009, and were consistent with the corporate segment’s increase in revenues.

Gross Margin

The consolidated gross margin percentage for 2010 was 9.4% compared to 8.3% for 2009, with the increase resulting from both the increased percentage of our revenues derived from the higher margin corporate services segment, as well as the improved gross margin performance of the carrier services segment.

Operating Expenses

Depreciation and Amortization

Depreciation and amortization decreased by $0.5 million or 38.5% to $0.8 million during the twelve months ended December 31, 2010, from $1.3 million during the twelve months ended December 31, 2009. The Company’s depreciation expense decreased as there were more existing assets that were fully depreciated during 2010 than there were mew assets placed into service during the year.

Loss on Impairment

Impairment losses decreased by $224,000 or 92.2% during the twelve months ended December 31, 2010, compared to the same period in 2009, as there were no further impairments to the Company's trademarks during 2010.

Selling, General and Administrative

Selling, general, and administrative expenses decreased $0.4 million or 4.3% during the twelve months ended December 31, 2010.  This decrease resulted from reduced legal and professional fees, communications expenses, occupancy costs, and travel and entertainment expenses, as the Company continued to focus on cost containment.

Advertising and Marketing

Advertising and marketing expenses decreased $4,000 or 9.3% during the twelve months ended December 31, 2010, compared to the same period in 2009.  This slight decrease was consistent with the Company's continued cost containment efforts.

Operating Loss

The Company’s operating loss decreased $1.7 million or 22.7% to a loss of $(5.8) million during the twelve months ended December 31, 2010, from a loss of $(7.5) million during the twelve months ended December 31, 2009. The decrease in operating loss was primarily attributable to increased margins in the carrier services segment, a greater contribution from the higher margin corporate services segment, and lower selling, general, and administrative expenses.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Other Income (Expense)

Total other income (expense) decreased by $466,000 or 107.6% from an expense of $433,000 for the twelve months ended December 31, 2009, to an income of $33,000 during the same period in 2010.

Discontinued Operations

Loss from discontinued operations decreased by approximately $1.6 million, or 99.3% to $(12,000) during the twelve months ended December 31, 2010, from $(1.7) million during the twelve months ended December 31, 2009.  This decrease was the result of the Company's substantial completion during early 2010 of the restructuring initiated in the first quarter of 2009 to eliminate its consumer business.

Net Loss

Net loss decreased $3.8 million, or 39.6% to $(5.8) million during the twelve months ended December 31, 2010, from $(9.6) million during twelve months ended December 31, 2009. The main factors contributing to this decrease were increased margins in the carrier services segment, a greater contribution from the higher margin corporate services segment, decreased operating expenses, and the reduction of losses attributable to discontinued operations.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we are not yet generating positive cash flow from operation.  At this time, Management cannot predict whether or not the Company will have sufficient cash and other financial resources to fund operations and meet its obligations for the next twelve months.  As of December 31, 2010, we had stockholders’ equity deficit of approximately ($8.1) million in comparison to ($7.3) million at December 31, 2009, and a working capital deficit of approximately ($9.7) million in comparison to working capital deficit of ($9.4) million at December 31, 2009.

During the twelve months ended December 31, 2010, the Company raised approximately $3.6 million from the sale of its securities through private placement financings, and, in conjunction with revenues generated from operations and debt financing, management expects to continue to rely on such sales of securities to support its operations and to meet the Company’s financial obligations. During the twelve months ended December 31, 2010, the Company also borrowed $1,958,000, including $1,708,000 from a director Marvin Rosen. There are no current commitments for such funds in 2011, and there can be no assurance that such funds will be available to the Company.

Management is also seeking to supplement the funds available from the sale of its securities and from its borrowings with the financing of its accounts receivable or other similar financing arrangements, in order to further address the Company’s short-term liquidity challenge. For the long-term, management seeks to continue to grow both the corporate and carrier segments of its business in order to ultimately achieve positive cash flow. The Company will also consider seeking strategic partners and/or acquisition candidates that will be accretive to earnings and offer synergies that will assist in achieving revenue growth and profitability.

In the event that the Company is unable to secure the necessary funding to meets its working capital requirements, either through the sale of its securities or through other financing arrangements, the Company may be required to downsize, reduce its workforce, sell assets, or possibly curtail or even cease operations.

Below is a summary of our cash flows for the periods indicated.  These cash flow results are consistent with prior years in that we continued to use significant cash in connection with our operating and investing activities and had significant cash provided by financing activities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

The summary of the Company’s cash flows for the periods indicated is as follows:

	Year Ended December 31,
	2010	2009
Cash from continuing operations:
Cash used in operating activities	$(5,034,202)	$(6,398,409)
Cash provided by (used in) investing activities	(330,764)	(24,776)
Cash provided by financing activities	5,386,503	5,863,864
Increase (decrease) in cash and cash equivalents from continuing operations	21,537	(559,321)
Cash from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(100,186)	230,907
Net increase (decrease) in cash and cash equivalents from discontinuing operations	(100,186)	230,907
Net increase (decrease) in cash and cash equivalents from continuing and discontinuing operations	(78,649)	(328,414)
Cash and cash equivalents, beginning of period	99,019	427,433
Cash and cash equivalents, end of period	$20,370	$99,019

Sources of Liquidity

As of December 31, 2010, we had cash and cash equivalents of approximately $20,000, and accounts receivable of approximately $2.7 million. In addition, as of December 31, 2010, we had approximately $533,000 of cash restricted from withdrawal and held by banks as certificates of deposits securing letters of credit.

From our inception through December 31, 2010, we have financed our operations from operating revenues and cash provided from financing activities. These activities provided net proceeds of approximately $23.3 million from the Company’s initial public offering (the “IPO”), approximately $71.1 million from the private placement of equity securities, approximately $1.6 million from the exercise of stock options and warrants, and approximately $31.5 million from loans evidenced by the issuance of promissory notes. In addition, since inception we have financed the acquisition of $8.2 million of fixed assets through capital leases.

Our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from principal and interest payments related to our capital lease / equipment financing obligations, capital expenditures, and working capital requirements as may be needed to support the growth of our business, and any additional funds that may be required for business expansion opportunities.

Our cash capital expenditures were approximately, $224,000 during 2010 and $55,000 during 2009. The Company expects cash capital expenditures to be approximately $350,000 for the year ending December 31, 2011. The 2011 estimated capital expenditures primarily consist of additional infrastructure development for the carrier services and corporate services segments.

Cash used in operations was approximately $5.0 million and $6.4 million during the twelve months ended December 31, 2010, and December 31, 2009, respectively. The cash used in our operations has historically been a function of our net losses, expenses for property and equipment, and changes in working capital as a result of the timing of

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

receipts and disbursements. As we continue to focus on our corporate and carrier sales, we expect our net cash used in operating activities to improve during future periods.

In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances, we may be required to secure letters of credit or bonds to do so.

Debt Service Requirements

At December 31, 2010 we had approximately $3.1 million of current-term debt.  This balance relates to notes payable and our capital leases. Of this amount, the portion of debt collateralized by a security interest in accounts receivable is $3.1 million.

Capital Instruments

From September 2009 through March 30, 2010, the Company sold 31,320,083 shares of common stock for which proceeds of approximately $5.0 million were received, net of expenses of approximately $5,000. In addition, the Company issued five-year warrants to purchase 4,078,903 shares of common stock at an exercisable price of 120% of the closing price of the Company’s common stock the business day before closing.

In March 2010, the Company entered into an agreement with a financial services company to act as a placement agent and financial advisor to arrange the sale of equity securities on behalf of the Company.  The Company agreed to pay the placement agent a commission equal to 8% of the gross proceeds of the offering, a finance fee equal to 2% of the gross proceeds of the offering, and a non-accountable expense allowance equal to 2% of the gross proceeds, as well as to issue warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares sold in the offering. Through September 30, 2010, the Company sold 31,428,603 shares of common stock for which proceeds of approximately $3.1 million were received, net of expenses of approximately $568,000. In addition, the Company issued five year investor warrants to purchase 7,857,158 shares of common stock at an exercisable price of 125% of the closing price of the Company’s common stock, and additional five year investor warrants to purchase 7,857,158 shares of common stock at an exercisable price of 150% of the closing price of the Company’s common stock. The placement agent was paid commissions aggregating $528,000 and was issued placement agent warrants to purchase an aggregate of 3,142,862 shares of common stock equal to 10% of the number of shares sold, at an exercisable price of 125% of the closing price of the Company’s common stock.

Summary of Contractual Obligations

As of December 31, 2010:

	Less Than			More Than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Contractual obligations:
Debt maturing within one year	$3,104,495	$-	$-	$-	$3,104,495
Capital leases	4,550	-	-	-	4,550
Operating leases	967,022	2,198,596	1,990,435	-	5,156,053
Total contractual cash obligations	$4,076,067	$2,198,596	$1,990,435	$-	$8,265,098

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Critical Accounting Policies and Estimates

The Company has identified the policies and significant estimation processes below as critical to the Company’s business operations and the understanding of the Company’s results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2010, included in this Annual Report on Form 10-K. The Company’s preparation of the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

2010 ANNUAL REPORT ON FORM 10-K

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

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses is associated with the facilities comprising the Company’s network backbone and the connectivity between the Company’s switch facilities and the network backbone. These expenses generally include hubbing charges at our New York switching facility that allow other carriers to send traffic to our switch, as well as satellite and/or fiber optic cable charges to connect to international destinations. The Company’s fixed expenses also include monthly recurring charges associated with certain platform services purchased from other service providers and the monthly recurring costs associated with broadband Internet access and/or private line services purchased from other carriers to meet the needs of our corporate customers.

Intangible Assets and Goodwill Impairment Testing

Absent any circumstances that warrant testing at another time, the Company tests for goodwill and non-amortizing intangible asset impairment as part of the Company’s year-end closing process. Impairment losses are recorded when indicators of impairment are present based primarily upon estimated future cash flows.

Income Taxes

The Company accounts for income taxes in accordance with the requirements under U.S. GAAP, which requires companies to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our condensed consolidated interim financial statements.  Deferred tax liabilities and assets are determined based on the temporary differences between the condensed consolidated interim financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse.  In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•

Any obligation under certain guarantee contracts

•

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets

•

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position

•

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of December 31, 2010, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may also be subject to service disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under this section is not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements required by this Item are included in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedure

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and President, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and President, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives.  Our Chief Executive Officer and President do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

 about the likelihood of future events and there can be no assurance that any design will succeed in achieving the Company’s stated goals under all potential future conditions. There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of Fusion’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2010. This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Company’s board of directors and the Company’s executive officers, together with their respective ages and certain biographical information are set forth below, along with, in the case of directors, a description of the qualifications that led the board to conclude that the individual should serve as a director:

Name	Age	Position
Marvin S. Rosen	70	Chairman of the Board
Philip D. Turits	77	Secretary, Treasurer and Director
Matthew D. Rosen	38	Chief Executive Officer and Director
E. Alan Brumberger	70	Director
Julius Erving	60	Director
Evelyn Langlieb Greer	60	Director
Paul C. O'Brien	71	Director
Michael J. Del Giudice	67	Director
Gordon Hutchins, Jr.	61	President, Chief Operating Officer, and Acting Chief Financial Officer
Jan Sarro	56	Executive Vice President - Corporate Services

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Mr. Rosen co-founded the Company in 1997. He has served as the Chairman of the Board of Directors since November 2004, Chairman of our Executive Committee since September 1999, Vice Chairman of the Board of Directors from December 1998 to November 2004 and has been a member of our board since March 1998. He served as our Chief Executive Officer from April 2000 until March 2006. In 1983 he joined the international law firm of Greenberg Traurig as a partner specializing as a corporate securities lawyer active in many public offerings and private placements.  He remained an active practicing lawyer until 2000. At that point he became inactive and remained of counsel until early 2009.  Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 until January 1997. Since 2006, he has been a principal with Diamond Edge Capital Partners, L.L.C. Mr. Rosen currently serves on the board of directors of the Robert F. Kennedy Memorial and Terremark Worldwide, Inc. and previously was Budget and Finance Chairman for the Summit of the Americas and Chairman of the Florida Housing Finance Agency. The board believes that Mr. Rosen’s background as the co-founder and former CEO of the Company, as a principal with a financial services firm, as a securities lawyer, and as corporate director provides him with the qualifications to lead the board and to advise the board on key strategic and tactical matters. Mr. Rosen’s son, Matthew, is our current Chief Executive Officer, and serves on our board of directors.

Philip D. Turits, Secretary, Treasurer, and Director

Mr. Turits co-founded the Company in 1997, and has served as a director since September 1997. He is currently the Treasurer and Secretary of the Company, positions he has held since 1997 and 1998, respectively. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company. Prior to 1991, he served as President and Chief Executive Officer of Continental Chemical Company. The board believes that Mr. Turits background as the co-founder and Secretary/Treasurer of the Company, and as a corporate CEO/COO and director, provides him with the operational, financial, and leadership qualifications to provide valuable guidance to management and the other directors, particularly in the financial aspects of the telecommunications business.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Matthew D. Rosen, Chief Executive Officer and Director

Mr. Rosen has served as a director since May 2005 and has been our Chief Executive Officer since March of 2006. He served as our President from March 2006 until March 2008, and Chief Operating Officer from August 2003 to March 2006, Executive Vice President and Chief Operating Officer between February 2002 and August 2003, Executive Vice President and President of Global Operations between November 2000 and January 2002 and as President of U.S. Operations between March 2000 and November 2000. From 1998 to 2000, he held various management positions including President of the Northwest and New England Operations for Expanets, an integrated network communications service provider with annual revenues of approximately $1.3 billion. From 1996 to 1998 he was Corporate Director of Operations for Oxford Health Plans, a major health care company with annual revenues of approximately $4 billion, where he worked on developing and executing turnaround strategies. Prior to his role as Corporate Director of Operations, Mr. Rosen held an executive position in a start-up healthcare technology subsidiary of Oxford where he played an integral part in developing strategy and building its sales, finance and operations departments. Prior to Oxford, Mr. Rosen was an investment banker in Merrill Lynch’s corporate finance department. The board believes that Mr. Rosen’s background as the current CEO and former COO of the Company, as a senior executive in telecommunications, as an experienced operations executive, and as an investment banker provides him with the qualifications to lead the Company and to advise the board on all aspects of the Company’s business. Mr. Rosen is the son of our Chairman of the Board, Marvin Rosen.

E. Alan Brumberger, Director

Mr. Brumberger has served as a director since March 1998. Currently, Mr. Brumberger is the Chief Executive Officer of Diamond Edge Capital Partners, L.L.C., where he has been a principal since 2006. He formerly was a partner in Andersen & Co. and its predecessor firms, from 1997 to 2004. From 1995 through 1997, he was a Managing Director of the Taylor Companies and from 1994 through 1995, a Managing Director of Brenner Securities, Inc. From 1983 through 1990, Mr. Brumberger was a Managing Director of Drexel Burnham Lambert and a member of the Underwriting and Commitment Committees. Prior to that, he was a Managing Director of Shearson American Express and a partner at Loeb, Rhoades & Co., a predecessor of Shearson American Express. Mr. Brumberger served for three years as President and Chief Executive Officer of Shearson American Express International Limited, the firm’s international investment banking business in London. The board believes that Mr. Brumberger’s background as the current CEO of a financial services firm, as an experienced leader in the finance and securities industry, as a partner in a public accounting firm, and as an investment banker provides him with the qualifications to provide important input and direction to management and the board on financial matters.

Julius Erving, Director

Mr. Erving has served as a director since June 2003. He is the President of the Erving Group, and has served in that role since 1979. Mr. Erving was also employed by the National Broadcasting Company between December 1994 and June 1997, and by the National Basketball Association between 1987 and September 1997. He is a former director of Saks, Incorporated, Darden Restaurants, and The Sports Authority. Mr. Erving is also a Trustee of the Basketball Hall of Fame. The board believes Mr. Erving’s unique background as a leader in broadcasting, sports management, and professional sports, as well as his prior service as a corporate director for companies in telecommunications and other industries, provides him with the qualifications to provide valuable guidance to executive management and the board.

Evelyn Langlieb Greer, Director

Ms. Greer has served as a director since January 1999. Since 1976, she has been the President of Greer Properties, Inc., a Florida-based commercial real estate development company, which develops and operates shopping centers. Ms. Greer is also a partner in the law firm of Hogan, Greer & Shapiro, P.A.  Ms. Greer serves on the board of directors and executive committee of the Adrienne Arsht Performing Arts Center of Miami-Dade County, on the board of Teachers for America-Miami, on the board of Our Kids, Inc. and as a member of the Miami-Dade Cultural Affairs Council.  She is Vice Chair of the Columbia Law School Board of Visitors, was a director of City National Bank of Florida, N.A. from 2000 to 2008 and was a member of the Board of Trustees of Barnard College from 1994

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

to 2004.  From 2004 to 2008, Ms. Greer was an elected member of the Miami-Dade County School Board, the 4th largest school system in the United States, and from 1996-2004 she served as the first Mayor of the Village of Pinecrest, Florida. The board believes that Ms. Greer’s background as president of a commercial real estate firm, as an attorney, as an elected official, and as a director of both corporations and non-profits provides her with the qualifications to provide unique insights to the Company’s board and executive management in the areas of general business, operations, and law.

Paul C. O’Brien, Director

Mr. O’Brien has served as a director since August 1998. Since January 1995, Mr. O’Brien has served as the President of the O’Brien Group, Inc., a consulting and investment firm. From February 1988 until December 1994, he was the President and Chairman of New England Telephone, (a subsidiary of NYNEX), a telecommunications company. Mr. O'Brien serves on the boards of directors for Astrobotics and Safecore, and serves as chairman of both boards. He is also on the advisory board of Sovereign Bank. The board believes that Mr. O’Brien’s background as president of a consulting and investment firm, as chairman of a major telecommunications enterprise, and as an experienced corporate director provides him with the qualifications to advise the Company on telecommunications matters, as well as matters related to operations, finance, and leadership.

Michael J. Del Giudice, Director

Mr. Del Giudice has served as a director since November 2004. He is a Senior Managing Director of Millennium Capital Markets LLC and Senior Managing Director of MCM Securities LLC, both of which he co-founded in 1996. Mr. Del Giudice also serves as Chairman of Rockland Capital LLC, founded in April 2003. Mr. Del Giudice is a member of the board of directors of Consolidated Edison, Inc., and is chairman of its Governance and Nominating Committee and Lead Director of the board. Until September 2010, Mr. Del Giudice served as a member and the Lead Director of board of Barnes & Noble, Inc. He is also a member of the Board of Trustees of the New York Racing Association, and serves as Chairman of the Governor’s Committee on Scholastic Achievement. Mr. Del Giudice was a General Partner at Lazard Freres & Co. LLC from 1985 to 1995. From 1983 to 1985, he was Chief of Staff to New York Governor Mario M. Cuomo. He served from 1979 to 1981 as Deputy Chief of Staff to Governor Hugh L. Carey, and from 1975 to 1979 as Chief of Staff to the Speaker of the Assembly. The board believes that Mr. Del Giudice’s background as a principal in securities and investment firms, as an investment banker, as Chief of Staff to the Governor, and as an active corporate director provides him with the qualifications to provide critical advice to executive management and the board on business, financial, and leadership matters.

Gordon Hutchins, Jr., President, Chief Operating Officer, and Acting Chief Financial Officer

Mr. Hutchins has served as President and Chief Operating Officer since March 2008, and Acting Chief Financial Officer since January 15, 2010.   Mr. Hutchins served as our Executive Vice President from December 2005 to March 2008. Prior to his employment with Fusion, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a Washington, D.C. based international telecommunications carrier. Prior to SwissFone, Mr. Hutchins was President and Chief Executive Officer of STAR Telecommunications, Inc., a major international telecommunications carrier with over $800 million in annual revenue, where he was hired to lead the company’s restructuring following the filing of its bankruptcy petition. Mr. Hutchins has also served since 1989 as President and CEO of GH Associates, Inc., a management-consulting firm that he founded. In this capacity, he has consulted with over 100 small and large telecommunications companies throughout the world, and has held ten interim CEO/COO roles with client companies. As an entrepreneur, Mr. Hutchins also founded Telecom One, Inc., a nationwide long distance carrier that he sold to Broadwing Communications Inc., and TCO Network Services, Inc., a local wireless services carrier purchased by Winstar Communications, Inc. During his early career, Mr. Hutchins served as President and CEO of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation, and AT&T.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Jan Sarro, Executive Vice President - Corporate Services

Ms. Sarro has served as Executive Vice President – Corporate Services since March 2008. Ms. Sarro served as the Executive Vice President of Carrier Services from April 2005 to March 2008, and as Vice President of Sales and Marketing since March 2002. Prior to joining us, Ms. Sarro was the President of the Americas for Viatel, Inc., a global, facilities-based communications carrier and has over 20 years of experience in developing telecommunications solutions for international businesses and carriers worldwide. At Viatel, Ms. Sarro grew annual carrier revenues from $20 million to $160 million in under two years, and built a $140 million sales organization to market Internet access, corporate networks, and international voice services to multinational corporations in the United States and Latin America. Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, the international record carriers, FTC Communications and TRT Communications, and WorldCom.

Board of Directors

The board of directors oversees our business affairs and monitors the performance of management.  In accordance with our corporate governance principles, the board of directors does not involve itself in day-to-day operations.  The directors keep themselves informed through discussions with the Chief Executive Officer and our other executive officers and by reading the reports and other materials that we send them and by participating in board of directors and committee meetings. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

The Company’s bylaws provide that the number of members of the Company’s board shall be not less than seven (7) nor more than seventeen (17) and that a director’s term extends from the date of his or her election at each Company’s Annual Meeting of Stockholders, until the Company’s next Annual Meeting of Stockholders.

There are currently eight (8) directors on the board. During 2010, Mr. Christopher D. Brady resigned due to other business commitments.

Committees of the Board

The board has established a Compensation and Nominating Committee, a Strategic and Investment Banking Committee, and an Audit Committee (collectively the “Committees”) to devote attention to specific subjects and to assist the board in the discharge of its responsibilities. The functions of the Committees and their current members are set forth below:

Compensation and Nominating Committee

The functions of our Compensation and Nominating Committee (the “Compensation Committee”) are (i) to review and recommend to our board of directors, compensation and equity plans, as well as compensation policies and programs, and approve executive officer compensation; and (ii) to review and recommend to our board of directors the nominees for election as directors of the Company, and to review related board of directors development issues including succession planning and evaluation. The members of our Compensation Committee are Michael J. Del Giudice (Chairman), Paul C. O'Brien, and Julius Erving, each of whom is a non-employee member of our board. Our board has determined that each of the directors serving on our Compensation Committee is independent within the existing standards of the NYSE Amex LLC Company Guide. The charter of our Compensation Committee is posted on our website (www.fusiontel.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary. The information on our website is neither incorporated by reference nor a part of this report.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

The Compensation Committee has not established any procedures for the recommendation or selection of director nominees by our stockholders. While the Company believes stockholder input is valuable and therefore intends to consider a procedure for stockholders to propose director nominees for the Company’s board, the board has deferred adopting such a procedure pending a final ruling by the SEC on their Proposed Rule 14a-11, which proposes specific requirements to facilitate director nominations by stockholders (that may, among other things, prohibit stockholders from adopting a bylaw that opts out of the Proposed Rule 14a-11 regime, even if desired by stockholders). The Compensation Committee held one meeting during 2010.

Strategic and Investment Banking Committee

The members of our Strategic and Investment Banking Committee (the “Strategic Committee”) are Marvin S. Rosen (Chairman), E. Alan Brumberger, Michael Del Giudice, and Philip D. Turits. Our Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of possible acquisitions and mergers. There is not a written charter for the Strategic Committee; rather, the Strategic Committee receives its instructions from the board of directors.

Audit Committee

The primary function of the Audit Committee is to assist the board of directors in its oversight of our financial reporting processes. Management is responsible for the preparation, presentation and integrity of the financial statements, including establishing accounting and financial reporting principles and designing systems of internal control over financial reporting. Our independent auditors are responsible for expressing an opinion as to the conformity of our consolidated financial statements with generally accepted accounting principles and auditing management’s assessment of the effectiveness of internal control over financial reporting. The members of our Audit Committee are Paul O’Brien (Chairman), Michael Del Giudice, and Julius Erving, each of whom is a non-employee member of our board. Our board has determined that each of the directors serving on our Audit Committee is independent within the existing standards of the NYSE Amex LLC Company Guide.   The charter of our Audit Committee is posted on our website (www.fusiontel.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary. The information on our website is neither incorporated by reference nor a part of this report.

With respect to the year ended December 31, 2010, in addition to its other work, the Audit Committee:

•

Reviewed and discussed with management and Rothstein, Kass & Company, P.C., our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2010 and the year then ended;

•

Discussed with Rothstein, Kass & Company, P.C., the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended, with respect to its review of the findings of the independent registered public accounting firm during its examination of our financial statements; and

•

Received from Rothstein, Kass & Company, P.C., written affirmation of its independence as required by the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees”. In addition, the Audit Committee discussed with Rothstein, Kass & Company, P.C., its independence and determined that the provision of non-audit services was compatible with maintaining auditor independence.

The Audit Committee recommended, based on the review and discussion summarized above, that the board of directors include the audited consolidated financial statements in the 2010 Form 10-K for filing with the SEC.

Code of Ethics

On November 1, 2004, we adopted a Code of Ethics applicable to all members of our board, executive officers, and senior financial officers.  A copy of our Code of Ethics is posted on our website (www.fusiontel.com). Disclosure of

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

amendments to or waivers from, provisions of the Code of Ethics will be publicly disclosed in accordance with applicable rules and regulations, and will be posted on the Company's web-site. The information on our website is neither incorporated by reference nor a part of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires disclosure from every person who is directly or indirectly the beneficial owner of more than ten percent (10%) of any class of any equity security (other than an exempted security) which is registered pursuant to Section 12, or is a director or an officer of the issuer of such security, by filing the statements required by Section 16 of the Exchange Act.

Based solely upon the Company’s review of Forms 3 and 4 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year any written representation from a reporting person (as defined in Item 405 of Regulation S-K) that no Form 5 is required, no reporting person failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior years.

Item 11. Executive Compensation.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for (i) our Principal Executive Officer, (ii) our two most highly compensated executive officers (other than our Principal Executive Officer), who were serving as such on December 31, 2010, and whose annual compensation exceeded $100,000 and (iii) up to one additional individual for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2010. The value attributable to any option awards is computed in accordance with FAS 123R.

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Matthew D. Rosen	2010	$ 350,000	$ -	$ 43,832	$ 3,121	$396,953
CEO	2009	$ 350,000	$ -	$ 143,379	$ 3,157	$496,536
Gordon Hutchins, Jr.	2010	$ 220,000	$ -	$ 24,185	$ 351	$244,536
President, COO, and Acting CFO	2009	$ 220,000	$ -	$ 59,392	$ 387	$279,779
Jan Sarro	2010	$ 155,000	$ -	$ 11,738	$ 351	$167,089
Executive VP - Corporate Services	2009	$ 155,000	$ -	$ 19,283	$ 387	$174,670

(1) Included in these columns are amounts earned, though not necessarily received, during the corresponding fiscal year.

(2) This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010, for option awards pursuant to the Company's 1998 and 2009 Stock Option Plans, and may include amounts from awards granted both in and prior to 2010. The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2010, appearing elsewhere in this Annual Report on Form 10-K. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3) Represents life insurance.

Employment Agreements, Termination of Employment and Change-In-Control Arrangement

We currently have a written employment agreement with Mr. Matthew Rosen, our Chief Executive Officer. Mr. Rosen's employment agreement was initiated on November 11, 2004, and amended on March 16, 2006 to extend the term until September 30, 2008, provided that the term shall extend for an additional one year unless terminated by either side on 90 days notice. The board of directors met on March 19, 2010 and voted to extend this contract for an

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

 additional year, extending the term until September 30, 2010.  The board of directors met again on April 7, 2011, and voted to extend Mr. Rosen’s contract for another year, until September 30, 2011. The agreement provides for an annual salary of not less than $350,000, with a minimum annual bonus equal to 25% of his annual salary. In the event that we achieve a positive EBITDA for two successive quarters, he will be paid a one-time bonus equal to 50% of his annual salary then in effect. In the event that the employment is terminated without cause, including by change of control, the agreement provides that Mr. Rosen will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus and a lump sum of 200% of his base salary and 200% of his highest annual bonus for the three years preceding his termination. If that had occurred on December 31, 2010, the amount due to Mr. Rosen would have been $700,000. The agreement also includes a one-year non-compete provision. In the event of a sale of the Company for an amount in excess of $100 million, Mr. Rosen would receive a bonus equal to 2% of proceeds of sale between $100 million and $200 million, 3% of proceeds of sale between $200 million and $300 million, 4% of proceeds of sale between $300 million and $400 million, and 5% of proceeds of sale over $400 million. Mr. Rosen has voluntarily waived his bonus opportunity since December of 2006, pending improvement in the Company's financial position.

Mr. Gordon Hutchins Jr. serves as President, Chief Operating Officer, and Acting Chief Financial Officer of the Company. Mr. Hutchins does not have a written employment agreement with the Company. His promotion to President and Chief Operating Officer on March 26, 2008 included an increase in his annual salary from $220,000 to $250,000, and he retains a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics. Mr. Hutchins has voluntarily waived the increase in his annual salary since March 2008, pending improvement in the Company’s financial position. No bonuses have been awarded, pending improvement in the Company's financial position.

Ms. Jan Sarro serves as Executive Vice President – Corporate Services. Ms. Sarro does not have a written employment agreement with the Company. On March 26, 2008, Ms. Sarro’s annual salary was increased from $155,000 to $185,000; however, she has voluntarily waived the increase in her annual salary since March 2008, pending improvement in the Company’s financial performance. Ms. Sarro is entitled to a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics. No bonuses have been awarded, pending improvement in the Company’s financial performance.

The Compensation of each executive officer is determined by negotiations between the Compensation Committee and those executive officers, which are then subject to approval by the Compensation Committee and the board of directors.

2010 Director Compensation

Our directors do not receive cash compensation for their services on the Company’s board or board committees. However, we reimburse our directors for out-of-pocket expenses associated with their attendance at board meetings and we grant directors options under our stock option plans as compensation for their services.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

The following table provides information relating to compensation paid to the Company’s directors for the 2010 fiscal year.

Name	Fees Earned Or Paid In Cash (S)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2) ($)	Total ($)
Marvin S. Rosen	$ -	$ -	$ 1,650	$ -	$ -	$ -	$ 1,650
E. Alan Brumberger	$ -	$ -	$ 1,650	$ -	$ -	$ -	$ 1,650
Michael J. Del Giudice	$ -	$ -	$ 1,650	$ -	$ -	$ -	$ 1,650
Julius Erving	$ -	$ -	$ 1,650	$ -	$ -	$ -	$ 1,650
Paul C. O'Brien	$ -	$ -	$ 1,650	$ -	$ -	$ -	$ 1,650
Philip D. Turits	$ -	$ -	$ 1,650	$ -	$ -	$ -	$ 1,650
Christopher D. Brady (3)	$ -	$ -	$ 1,650	$ -	$ -	$ -	$ 1,650

 (1) This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010, for option awards pursuant to the Company's 1998 and 2009 Stock Option Plans and may include amounts from awards granted both in and prior to 2010.  The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2010, appearing elsewhere in this Annual Report on Form 10-K.

(2) The table does not include reimbursement for out of pocket expenses associated with attendance at board meetings.

(3) Mr. Christopher Brady resigned from the board of directors effective June 15, 2010, to pursue other business opportunities.

Stock Option Plans

On December 17, 2009, the stockholders approved and adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”), which had been approved by the board of directors on March 26, 2009. This plan replaced the 1998 Stock Option Plan, which had expired. The 2009 Plan provides a long-term, equity-based incentive designed to assist in the retention of key personnel, align the interests of directors, executive officers, employees, and selected consultants with those of the stockholders, and focus all of these individuals on the achievement of those long-term business objectives that will increase share value.

Under the 2009 Plan, the Company has reserved 7,000,000 common shares for the award from time to time of stock options. Stock options awarded under the 2009 Plan may either be options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, (“Incentive Stock Options”) or, alternatively, as options that do not so qualify (“Non Qualified Options”). Any Incentive Stock Options granted under the 2009 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of the grant.

The 2009 Plan is administered by the Compensation Committee and by our board of directors. The Compensation Committee and the board will determine, from time to-time, those of our officers, directors, employees, and consultants to whom stock options will be granted, as well as the actual number of options granted to each individual, the vesting schedule, and the other terms and conditions of the stock options.

As of December 31, 2010, there were outstanding options to purchase 5,722,375 shares of common stock and options to purchase 4,426,500 shares were available for future award.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested, as equity incentive plan awards for each named executive officer outstanding as of December 31, 2010.

		OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options, (#) exercisable	Number of securities underlying unexercised options, (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration dates	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)
Matthew D. Rosen	62,143	0	0	$3.15	7/13/2014	0	0	0	0
	62,143	0	0	$4.38	7/13/2014	0	0	0	0
	218,572	0	0	$4.38	7/13/2014	0	0	0	0
	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	132,858	0	0	$2.46	3/6/2016	0	0	0	0
	160,000	0	0	$2.28	6/15/2016	0	0	0	0
	350,000	0	0	$0.69	3/28/2017	0	0	0	0
	233,334	116,666	0	$0.31	3/25/2018	0	0	0	0
	116,667	233,333	0	$0.11	3/25/2019	0	0	0	0
	0	437,500	0	$0.12	4/14/2010	0	0	0	0
Total Matthew D. Rosen	1,442,859	787,499

Gordon Hutchins, Jr.	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	17,858	0	0	$2.65	3/6/2016	0	0	0	0
	175,000	0	0	$0.69	3/28/2017	0	0	0	0
	133,334	66,666	0	$0.31	3/25/2018	0	0	0	0
	66,667	133,333	0	$0.11	3/25/2019	0	0	0	0
	0	250,000	0	$0.12	4/14/2020	0	0	0	0
Total Gordon Hutchins, Jr.	500,001	449,999

Jan Sarro	4,993	0	0	$4.38	7/14/2014	0	0	0	0
	12,865	0	0	$4.38	7/14/2014	0	0	0	0
	28,572	0	0	$4.38	7/14/2014	0	0	0	0
	17,858	0	0	$3.15	7/14/2014	0	0	0	0
	20,000	0	0	$6.45	2/9/2015	0	0	0	0
	20,000	0	0	$2.46	12/22/2015	0	0	0	0
	60,000	0	0	$0.69	3/29/2017	0	0	0	0
	66,667	33,333	0	$0.31	3/26/2018	0	0	0	0
	33,334	66,666	0	$0.11	3/26/2019	0	0	0	0
	0	150,000	0	$0.11	4/14/2020	0	0	0	0
Total Jan Sarro	264,289	249,999

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of the Company’s common stock as of the date of this report, by:

•

Each person who beneficially owns more than 5% of the Company’s common stock

•

Each of the Company’s directors, director nominees and Named Executive Officers (within the meaning of Item 402(a)(3) of Regulation S-K) individually

•

All Named Executive Officers and directors as a group

Beneficial ownership is determined under the rules of the SEC. These rules deem common stock issuable upon the exercise of options currently exercisable, or exercisable within sixty (60) days, or other securities convertible into common stock, currently or within sixty (60) days, to be outstanding for purposes of computing the ownership percentage of the person holding the options and convertible securities or of a group of which the person is a member, but these rules do not deem the stock to be outstanding for purposes of computing the ownership percentage of any other person or group. To the Company’s knowledge, the persons named in the table, and the notes hereto, have sole voting and sole investment control with regard to all shares beneficially owned.

Name and Address (**) of Beneficial Owners		Number of Shares Beneficially Owned	Percentage of Common Stock
E. Alan Brumberger	(1)	1,552,255	1.2%
Julius Erving	(2)	122,411	* %
Michael J. Del Giudice	(3)	1,241,270	* %
Evelyn Langlieb Greer	(4)	247,127	* %
Gordon Hutchins, Jr.	(5)	995,182	* %
Paul C. O'Brien	(6)	228,537	* %
Marvin S. Rosen	(7)	19,438,628	14.2%
Matthew D. Rosen	(8)	2,348,379	1.7%
Jan Sarro	(9)	532,362	* %
Philip D. Turits	(10)	10,916,242	8.2%
All Directors and Executive Officers as a Group (10 persons)		37,622,393	26.2%
West End Special Opportunity Fund II, LP	(11)	19,887,286	14.9%

* Less than 1% of outstanding shares

** Unless otherwise indicated all addresses are c/o Fusion Telecommunications International, Inc., 420 Lexington Avenue, Suite 1718, New York, NY 10170.

(1) Includes (i) 10,715 shares of common stock held by trusts for which his wife serves as trustee, (ii) 18,037 shares of common stock issuable upon the exercise of Convertible Preferred Stock Series A-1 and A-2, (iii) 65,000 shares of common stock issuable upon the exercise of options, and (iv) 317,946 shares of common stock issuable upon exercise of Redeemable Common Stock Purchase Warrants.

(2) Includes (i) 65,000 shares of common stock issuable upon the exercise of options, (ii) 29,940 shares of common stock issuable upon exercise of Convertible Preferred Stock Series A-1, and (iii) 14,971 Redeemable Common Stock Purchase Warrants.

(3) Includes (i) 65,000 shares of common stock issuable upon the exercise of options, (ii) 322,431 Redeemable Common Stock Purchase Warrants of which 59,881 are held in the name of Catskill Investor Group, LLC, and (iii) 119,760 shares of common stock issuable upon the exercise of Convertible Preferred Stock Series A-1 held in the name of Catskill Investor Group, LLC.

(4) Includes (i) 101,715 shares of common stock held by a trust for which she serves as trustee, (ii) 74,424 Redeemable Common Stock Purchase Warrants, (iii) 65,000 shares of common stock issuable upon the exercise of options, and (iv) 5,988 shares of common stock issuable upon the exercise of Convertible Preferred Stock Series A-1.

(5) Includes (i) 950,000 shares of common stock issuable upon the exercise of options, (ii) 30,121 shares of common stock issuable upon the exercise of Preferred Stock Series A-2, and (iii) 15,061 Redeemable Common Stock Purchase Warrants.

(6) Includes (i) 65,000 shares of common stock issuable upon the exercise of options, (ii) 59,880 shares of common stock issuable upon conversion of Preferred Stock Series A-1, and (iii) 31,275 Redeemable Common Stock Purchase Warrants.

(7) Includes (i) 4,588,250 Redeemable Common Stock Purchase Warrants, (ii) 65,000 shares of common stock issuable upon the exercise of options, and (iii) 60,061 shares of common stock issuable upon exercise of Convertible Stock Series A-1 and A-2, and (iv) 80,500 shares of common stock held by Delaware Trust, custodian of the IRA of Mr. Rosen.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

(8) Includes (i) 2,230,358 shares of common stock issuable upon the exercise of options, (ii) 35,965 shares of common stock issuable upon exercise of Convertible Preferred Stock Series A-1 and A-2, and (iii) 17,984 Redeemable Common Stock Purchase Warrants.

(9) Includes (i) 514,288 shares of common stock issuable upon the exercise of options, (ii) 12,049 shares of common stock issuable upon exercise of Convertible Preferred Stock A-2, held by her husband, and (iii) 6,025 Redeemable Common Stock Purchase Warrants, held by her husband.

(10) Includes (i) 10,715 shares of common stock held by a trust for which he serves as trustee, (ii) 2,162,296 Redeemable Common Stock Purchase Warrants, (iii) 65,000 shares of common stock issuable upon the exercise of options, (iv) 51,117 shares of common stock issuable upon exercise of Convertible Preferred Stock A-1 and A-2, and (v) 4,287 shares of common stock held by his wife. Mr. Turits has granted certain individuals options to purchase an aggregate of 50,000 shares of his common stock.

(11) Includes (i) 18,689,966 shares of common stock, and (ii) 1,197,320 Redeemable Common Stock Purchase Warrants. The address provided by the named stockholder is 77 East 55th Street, New York, NY 10022.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2010.

Plan Category	Number Of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
1998 Stock Option Plan, equity compensation plans approved by security holders	3,148,875	$ 1.65	-

2009 Stock Option Plan, equity compensation plans approved by security holders	2,573,500	$ 0.12	4,426,500
Total	5,722,375	$ 0.96	4,426,500

Item 13. Certain Relationships, Related Transactions, and Director Independence

Officer and Director Loans to Company

During 2010, the Company borrowed an aggregate of $1,750,000 from our Chairman of the Board, Marvin Rosen.  These loans are payable with interest at the rate of three and one quarter percent (3.25%) per annum and are payable upon ten days’ demand from the lender. The Company’s obligation to repay the loans is collateralized by a security interest, pari passu with other lenders, in the Company's accounts receivable.  As of December 31, 2010, and March 31, 2011, $1,463,000 and $1,463,000 of these loans remained outstanding, respectively. These loans are evidenced by a series of 22 promissory notes, which are identical in form and substance, other than the date, the amount of each loan and the maturity date (notes not paid by the maturity date automatically convert into demand notes). The Form of Promissory Note and Security Agreement is included as Exhibit 10.20, and incorporated herein by reference. The largest amount outstanding to Mr. Rosen during 2010 was $2,485,425 (which amount also included loans outstanding as of December 31, 2009).  During 2010, the total amount of interest paid or accrued under all loans to Mr. Rosen was $111,062.

During 2009, the Company borrowed an aggregate of $1,140,268 from our Chairman of the Board, Marvin Rosen. These loans bear interest at rates ranging from three percent (3%) to ten percent (10%) per annum, and are payable upon ten days’ demand from the lender. The Company’s obligation to repay the loans is collateralized by a security interest, pari passu with other lenders, in the Company’s accounts receivable. During 2010, Mr. Rosen converted $394,248 of indebtedness into 2,816,059 shares of the Company’s common stock and five year warrants to purchase a total of 1,408,032 shares of the Company’s common stock, one-half exercisable at $0.175 per share (125% of the conversion price), and the balance exercisable at $0.21 per share (150% of such price). As of December 31, 2009 and March 31, 2011, $746,020 and $746,020 of these loans remained outstanding, respectively. These loans are

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

evidenced by a series of 8 promissory notes, which are identical in form and substance, other than the date, the amount of each loan and the maturity date (notes not paid by the maturity date automatically convert into demand notes). The Form of Promissory Note and Security Agreement is included as Exhibit 10.20, and incorporated herein by reference. The largest amount outstanding to Mr. Rosen during 2009 was $1,226,873 (which amount also included loans outstanding as of December 31, 2008). During 2009, the total amount of interest paid or accrued under all loans to Mr. Rosen was $73,354.

Director Independence

The Company applies the standards of NYSE Amex LLC (the “Exchange”), for determining the independence of the members of its board of directors and board committees. Based upon its application of those standards, the board of directors has determined that the following members of the Company’s board of directors (and committee members, as applicable) are independent:

E. Alan Brumberger

Julius Erving

Evelyn Langlieb Greer

Paul C. O'Brien

Michael J. Del Giudice

Item 14. Principal Accounting Fees and Services

Aggregate Fees

The aggregate fees billed to the Company for the years ended December 31, 2010 and 2009, by the Company’s principal accounting firm Rothstein, Kass & Company, P.C. are as follows:

Audit Fees

The fees billed for professional services rendered by Rothstein, Kass & Company, P.C. for the years ended December 31, 2010, and December 31, 2009, were approximately $147,000 and $147,000, respectively. These professional services included fees associated with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.

Tax Related Fees

The fees for tax-related services for the years ended December 31, 2010, and December 31, 2009, were approximately $4,5000 and $4,000, respectively. Prior to the year ended December 31, 2010, the Company obtained tax related services from an accounting firm other than Rothstein, Kass & Company, P.C.

All Other Fees

There were no fees for other services that were not included in the categories above during the years ended December 31, 2010 and 2009.

Audit Committee Pre-Approval Of Audit and Permissible Non-Audit Services Of Independent Accountants

Consistent with SEC policies regarding auditor independence, the Audit Committee has the responsibility for appointing, setting compensation, and overseeing the work of the independent accountant. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent accountant.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Prior to engagement of the independent accounting firm for the next year's audit, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of three categories of services.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)     (1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K, are identified in the Index to Consolidated Financial Statements.

(a)     (2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts is included herein. All other financial statement schedules have been omitted, because the information required to be set forth therein is not applicable or because it is shown on the financial statements or the notes thereto.

(a)     (3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (*)
3.1 (a)	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (*)
3.1 (b)	Certificate of Designation of the Rights and Preferences of the Series A-2 Preferred Stock (6)
3.1 (c)	Certificate of Designation of the Rights and Preferences of the Series A-4 Preferred Stock (9)
3.1 (d)	Form of Subscription Agreement (7)
3.1 (e)	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock (5)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.2	Employment Agreement between registrant and Matthew Rosen (*)
10.2.1	Amended and Restated Employment Agreement between registrant and Matthew Rosen (3)
10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003(*)
10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002 (*)
10.7	Form of Warrant to Purchase Common Stock (*)
10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (*)
10.8.1	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.8.2	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.8.3	Lease Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY Office (*)
10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.10.1	Amendment dated February 10, 2006, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office, as amended (8)
10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices (8)
10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000 (*)
10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.20	Form of Promissory Note and Security Agreement (2)
50 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2010 ANNUAL REPORT ON FORM 10-K
10.21	Agreement with MCI Communications Services, Inc., dated September 20, 2006 (2)
10.22	Agreement with VCG dated June 10, 2004 (2)
10.23	Agreement with Qwest Communications Corporation dated April 22, 2002 (2)
10.24	Agreement with AT&T dated April 13, 2006 (2)
10.25	Agreement with T-Systems, Inc., dated October 24, 2002 (2)
10.28	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.29

Stock Purchase Agreement between registrant, Convergent Technologies, Ltd. and the stockholders listed on Schedule 1 Attached thereto, dated December 16, 2004, as amended and restated, dated January 11, 2005 (*)

10.31.1	Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated January 11, 2005 and the amendment thereto (*)
10.31.2	Amendment to Stock Purchase Agreement between registrant, Efonica FZ-LLC and Karamco, Inc., dated March 24, 2006 (8)
10.32	Carrier Service Agreement for International Terminating Traffic between the registrant and Qwest Communications Corporation, dated May 17, 2000 (*)
10.33	Carrier Service Agreement between registrant and Telco Group, Inc. dated April 3, 2001, as amended (*)
10.34	Colocation License Agreement between the registrant and Telco Group, dated January 28, 2002 (*)
10.35	International VoIP Agreement, dated April 25, 2002, as amended (*)
10.37	Lease Agreement dated April 28, 2005, between Convergent Technologies Limited and Oceanic Digital Jamaica Limited (**)
10.38

Promissory Note issued by iFreedom Communications International Holdings, Limited; iFreedom Communications Corporation; iFreedom Communications (Malaysia) Sdn. Bhd.; iFreedom Communications, Inc.; iFreedom Communications Hong Kong Limited and iFreedom UK, Ltd., jointly and severally, to Registrant. (8)

10.39	Form of Subscription Agreement (5)
10.40	Form of Warrant (5)
14	Code of Ethics of Registrant (8)
21.1	List of Subsidiaries (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

     *        Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

     **      Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

     (1)      Filed herewith.

     (2)      Filed as Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.

     (3)      Filed as Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

     (4)      Filed as Exhibit to the Company’s Annual Report of Form 10-K filed March 25, 2010, and incorporated herein by reference.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: April 7, 2011	By: /s/ MATTHEW D. ROSEN Matthew D. Rosen Chief Executive Officer and Principal Executive Officer
Date: April 7, 2011	By: /s/ GORDON HUTCHINS, JR. Gordon Hutchins, Jr. President, Chief Operating Officer, Principal Accounting Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by a majority of our board of directors on the dates indicated.

Signature	Title	Date

/s/ MARVIN S. ROSEN	Chairman of the Board
Marvin S. Rosen		April 7, 2011

/s/ PHILIP D. TURITS	Director
Philip D. Turits		April 7, 2011

/s/ MATTHEW D. ROSEN	Director
Matthew D. Rosen		April 7, 2011

/s/ E. ALAN BRUMBERGER	Director
E. Alan Brumberger		April 7, 2011

Director
Julius Erving

Director
Evelyn Langlieb Greer

/s/ PAUL C. O’BRIEN	Director
Paul C. O’Brien		April 7, 2011

/s/ MICHAEL J. DEL GIUDICE	Director
Michael J. Del Giudice		April 7, 2011

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
31.2	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).
32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, CFO

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F- 2

Consolidated Balance Sheets	F- 3

Consolidated Statements of Operations	F- 4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F- 5

Consolidated Statements of Cash Flows	F- 6

Notes to Consolidated Financial Statements	F- 8
1. Nature of Operations	F- 8
2. Going Concern and Liquidity	F- 8
3. Summary of Significant Accounting Policies	F- 8
4. Intangible Assets	F-14
5. Prepaid Expenses and Other Current Assets	F-14
6. Property and Equipment	F-14
7. Restricted Cash	F-15
8. Discontinued Operations	F-15
9. Accounts Payable and Accrued Expenses	F-16
10. Long-Term Debt and Capital Lease/Equipment Financing Obligations	F-16
11. Income Taxes	F-19
12. Commitments and Contingencies	F-20
13. Equity Transactions	F-21
14. Settlements of Debt	F-24
15. Profit Sharing Plan	F-24
16. Concentrations	F-24
17. Segment Information	F-25
18. Selected Quarterly Results (Unaudited)	F-27
19. Subsequent Events	F-28

SCHEDULE II	F-29

Valuation and Qualify Accounts	F-29

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital balances, incurred negative cash flows from operations and net losses since inception, and has limited capital to fund future operations that raises a substantial doubt about their ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustment that might result from this uncertainty.

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

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

April 8, 2011

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Consolidated Balance Sheets

	December, 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,370	$99,019
Accounts receivable, net of allowance for doubtful accounts of approximately $370,000 and $539,000 in 2010 and 2009, respectively	2,721,585	2,500,319
Restricted cash, current portion	-	168,176
Prepaid expenses and other current assets	103,009	130,647
Assets held for sale	1,089	6,513
Current assets from discontinued operations	12,449	32,283
Total current assets	2,858,502	2,936,957
Property and equipment, net	1,124,398	1,664,583
Other assets:
Security deposits	13,330	23,008
Restricted cash, net of current portion	533,437	248,390
Intangible assets, net	409,000	489,294
Other assets	39,486	62,119
Total other assets	995,253	822,811
TOTAL ASSETS	$4,978,153	$5,424,351
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Promissory Notes Payable – non-related parties	$683,870	$725,000
Promissory Notes Payable – related parties	2,420,625	1,682,187
Capital lease/equipment financing obligations, current portion	4,550	14,831
Escrow Payable	155,000	321,418
Accounts payable and accrued expenses	9,178,674	9,263,872
Current liabilities from discontinued operations	165,274	360,294
Total current liabilities	12,607,993	12,367,602
Long-term liabilities:
Capital lease/equipment financing obligations, net of current portion		2,587
Other long-term liabilities	428,646	336,815
Total long-term liabilities	428,646	339,402
Commitments and contingencies
stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,295 and 7,995 shares issued and outstanding in 2010 and 2009, respectively	73	80
Common stock, $0.01 par value, 225,000,000 shares authorized, 132,010,498 and 92,543,932 shares issued and outstanding in 2010 and 2009, respectively	1,320,105	925,440
Capital in excess of par value	135,613,755	130,984,766
Accumulated deficit	(144,992,419)	(139,192,939)
Total stockholders’ deficit	(8,058,486)	(7,282,653)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,978,153	$5,424,351

See accompanying notes to the consolidated financial statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
Revenues	$41,763,002	$40,938,615
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	37,830,121	37,553,727
Depreciation and amortization	847,881	1,361,798
Loss on impairment of long-lived assets	19,018	243,000
Selling, general and administrative expenses (includes approximately $254,000, and $342,000 of stock-based compensation for 2010, and 2009, respectively)	8,847,474	9,216,292
Advertising and marketing	38,973	42,705
Total operating expenses	47,583,467	48,417,522
Operating loss	(5,820,465)	(7,478,907)
Other income (expenses):
Interest income	491	4,233
Interest expense	(181,205)	(387,460)
Gain on settlements of debt	159,500	12,758
Other	54,456	(62,043)
Total other income (expenses)	33,242	(432,512)
Income (loss) from continuing operations	(5,787,223)	(7,911,419)
Discontinued operations:
Loss from discontinued operations	(12,257)	(1,674,793)
Net loss	$(5,799,480)	$(9,586,212)
Loss applicable to common stockholders:
Loss from continuing operations	$(5,787,223)	$(7,911,419)
Preferred stock dividends in arrears	(583,600)	(639,600)
Net loss from continuing operations applicable to common stockholders:	(6,370,823)	(8,551,019)
Loss from discontinued operations	(12,257)	(1,674,793)
Net loss applicable to common stockholders	$(6,383,080)	$(10,225,812)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.05)	$(0.13)
(Loss) from discontinued operations	(0.01)	(0.03)
Net loss applicable to common stockholders	$(0.06)	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	115,848,332	65,475,687

See accompanying notes to the consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Consolidated Statements of Changes in Stockholders' Deficit

	Preferred Stock	Common Stock	Capital In Excess Of Par Value	Accumulated Deficit	Stockholders' Equity (Deficit)
Balances, January 1, 2009	$80	$457,500	$124,384,568	$(129,606,727)	$(4,764,579)
Proceeds from sale of Common Stock, net of investment expenses	-	224,744	2,761,052		2,985,796
Non-cash compensation expense - stock options	-	-	293,183	-	293,183
Non-cash compensation expense - stock issued for consulting services	-	3,500	45,500	-	49,000
Non-cash compensation expense - debt conversion	-	239,696	3,500,463	-	3,740,159
Net Loss	-	-	-	(9,586,212)	(9,586,212)
Balances, December 31, 2009	80	925,440	130,984,766	(139,192,939)	(7,282,653)
Proceeds from sale of Common Stock, net of investment expenses	-	298,216	3,279,285	-	3,577,501
Non-cash compensation expense - stock options	-	-	254,947	-	254,947
Non-cash conversion of Preferred A-3 Series to Common Stock	(7)	8,434	(8,427)	-	-
Non-cash conversion of Notes Payable to Common Stock	-	68,035	856,765	-	924,800
Non-cash conversion of Interest Payable to Common Stock-Related Parties	-	1,665	18,317	-	19,982
Non-cash transfer from Escrow Payable to Equity	-	22,482	298,935	-	321,417
Non-cash transfer from Equity to Escrow Payable-Shares to vendor not yet issued by transfer agent	-	(4,167)	(70,833)	-	(75,000)
Net Loss	-	-	-	(5,799,480)	(5,799,480)
Balances, December 31, 2010	$73	$1,320,105	$135,613,755	$(144,992,419)	$(8,058,486)

See accompanying notes to the consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,799,480)	$(9,586,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment/continuing operations	19,018	243,000
Loss on impairment/discontinued operations	-	755,953
Depreciation and amortization	847,881	1,361,798
Gain / loss on sale / disposal of fixed assets	-	71,178
Bad debt expense	20,444	75,014
Stock-based compensation	254,947	342,183
Gain on extinguishment of debt	(159,500)	(12,758)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(241,710)	665,336
Prepaid expenses and other current assets	27,638	18,787
Other assets	22,633	62,720
Accounts payable and accrued expenses	(42,904)	(270,339)
Other long-term liabilities	91,831	(148,616)
Net cash used in operating activities	(4,959,202)	(6,421,956)
Cash flows from investing activities:
Purchase of property and equipment	(223,571)	(31,102)
Returns (payments) of security deposits	-	27,233
Returns of other intangible assets	-	2,640
Repayments of (payments for) restricted cash	(116,870)	-
Net cash used in investing activities	(340,441)	(1,229)
Cash flows from financing activities:
Proceeds from sale of common stock, net	3,577,501	2,985,796
Proceeds from sale of common stock, not yet issued	50,000	105,000
Proceeds from notes payable – related parties	1,750,000	2,803,092
Proceeds from notes payable – non-related parties	350,000	-
Payments of long-term debt and capital lease/equipment financing obligations	(12,868)	(30,024)
Repayments of notes payable – related parties	(287,000)	-
Repayments of notes payable – non-related parties	(41,130)	-
Net cash provided by financing activities	5,386,503	5,863,864
Net increase (decrease) in cash from continuing operations	86,860	(559,321)
Cash flows from discontinued operations:
Cash provided by (used for) operating activities of discontinued operations	(165,509)	230,907
Net increase (decrease) in from discontinuing operations	(165,509)	230,907
Net increase (decrease) in cash from continuing and discontinuing operations:	(78,649)	(328,414)
Cash, beginning of year	99,019	427,433
Cash, end of year	$20,370	$99,019

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

		Years Ended December 31,
		2010		2009
Supplemental disclosure of cash flow information: Cash paid during the period for interest		$41,250		$60,637
Supplemental schedule of non-cash investing and financing activities:
Acquisition of capital lease/equipment financing obligations	$			$24,000
Conversion of Notes Payable-Related Parties to Common Stock		$724,800		$3,526,397
Conversion of Interest Payable-Related Parties to Common Stock		$19,982		$213,762
Conversion of Notes Payable-Non Related Party to Common Stock		$200,000		$192,500
Conversion of Interest Payable-Non Related Party to Common Stock not yet issued		$-		$23,917
Transfer of Liabilities from Continuing Operations to Liabilities of Discontinuing Operations		$-		$260,777
Transfer of Capital Leases from Continuing Operations to Liabilities of Discontinuing Operations		$-		$99,517
Transfer of Fixed Assets from Continuing Operations to Assets of Discontinuing Operations		$-		$32,283
Note transfer from non-related party to related party		$-		$1,460,000
Notes transfer from Related Party to Non-Related Party		$-		$42,500
Transfer from Escrow Payable to Common Stock		$321,417		$-
Transfer from Equity to Escrow Payable-Shares to vendor not yet issued		$75,000		$-
Transfer of Vendor Debt to Escrow Payable-Shares to vendor not yet issued		$30,000		$-
Conversion of Series A-3 Preferred to Common Stock		$7	$

See accompanying notes to the consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Notes to Consolidated Financial Statements

1. Nature of Operations

Fusion Telecommunications International, Inc., and Subsidiaries (collectively, the “Company”) is a Delaware corporation, incorporated in September 1997. The Company is a provider of Internet Protocol ("IP") based digital voice and data communications services to corporations and carriers worldwide. The Company's services include local, long distance, and international Voice over Internet Protocol ("VoIP") services; broadband Internet access; private line circuits; audio and web conference calling; fax services; and a variety of other enhanced communications services and features.

2. Going Concern and Liquidity

At December 31, 2010, the Company had a working capital deficit of approximately $(9.7) million and an accumulated deficit of approximately $(144.9) million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the following year. During the year ended December 31, 2010, the Company raised approximately $3.6 million net of expenses from the sale of its securities. The Company cannot provide any assurances as to if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements include the accounts of Fusion Telecommunications International, Inc. and its wholly owned and majority-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Variable revenue is earned based on the length (number of minutes duration) of a call. It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for doubtful accounts receivable and billing adjustments. Revenue for each customer is calculated from information received through the Company’s

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company with the ability to complete a timely and accurate analysis of revenue earned in a period. Consequently, the recorded amounts are generally accurate and they are unlikely to be revised in the future.

Fixed revenue is earned from monthly recurring services provided to the customer for which the charges are fixed and recurring in nature, and are contracted for over a specified period of time. The initial start of revenue recognition is after the provisioning, testing and acceptance of the service by the customer. The charges continue to bill until the expiration of the contract, or until cancellation of the service by the customer.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate the Company’s accounts receivable and record an allowance for doubtful accounts, based on the Company’s history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible, if the probability of a future loss has been established and payments are not expected to be received.

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

In addition to the variable cost of revenue, there are also fixed expenses. One category of fixed expenses is associated with the facilities comprising the Company’s network backbone and the connectivity between the Company’s switch facilities and the network backbone. These expenses generally include hubbing charges at our New York switching facility that allow other carriers to send traffic to our switch, as well as satellite and/or fiber optic cable charges to connect to international destinations. The Company’s fixed expenses also include monthly recurring charges associated with certain platform services purchased from other service providers and the monthly recurring costs associated with broadband Internet access and/or private line services purchased from other carriers to meet the needs of our corporate customers.

Fair Value of Financial Instruments

The carrying amounts of the Company’s assets and liabilities approximate their fair value presented in the accompanying Consolidated Balance Sheets, due to their short maturities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Intangible Assets and Goodwill Impairment Testing

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

Impairment of Long-Live Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. In 2010, the Company recorded an impairment of approximately $19,000 related to long-lived assets.

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

Income Taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company is subject to income tax examinations by major taxing authorities for all tax years since inception. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements for the years ended December 31, 2010 and 2009. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Unexercised stock options to purchase, 5,722,375 and 4,642,524 shares of the Company’s common stock as of December 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the stock options would be anti-dilutive.

Unexercised warrants to purchase 42,171,097 and 28,830,132, shares of the Company’s common stock as of December 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise of the warrants would be anti-dilutive.

Net loss per common share calculation includes a provision for preferred stock dividend in the amount of approximately $584,000 and $640,000 as of December 31, 2010 and 2009, respectively. However, no cash dividend had been declared by the board of directors as of December 31, 2010.

Accounting for Costs Associated with Exit or Disposal Activities

The Company accounts for restructuring activities, including costs for the one-time termination benefits, in accordance with the requirements under U.S. GAAP for costs associated with the impairment and disposal of long-lived assets. Employee termination costs are recorded when actions are probable and estimable. Asset impairment

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

costs are recorded in accordance with U.S. GAAP. In 2009, the Company recorded a loss on impairment of discontinued assets of $243,000.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by recognizing the fair value of compensation cost for all stock awards over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders’ equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of the grant using the Black-Scholes option-pricing model. Stock-based compensation expense recognized in the Consolidated Statements of Operations during the year ended December 31, 2010 and 2009, includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2010, based on the grant date fair value estimated. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered termination behaviors as well as trends for actual option forfeiture.

The impact on the Company’s results of operations of recording stock-based compensation expense related to employees for the year ended December 31, 2010 and 2009 was approximately $254,000 and $342,000, respectively, which is included in selling, general, and administrative expenses in the Consolidated Statements of Operations.

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	2010	2009
Dividend yield	0.00%	0.00%
Stock volatility	136.75%	138.76%
Average Risk-free interest rate	2.26%	2.45%
Average option term (years)	4	4

Recently Adopted and Issued Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update on the accounting and reporting for decreases in ownership of a subsidiary.  The new accounting guidance clarified and broadened the scope for partial sales and deconsolidation events to include groups of assets that are businesses or are nonprofit activities and transfers of a business to a joint venture or to an equity method investee even when the transfer is in exchange for an interest in those entities. The new accounting guidance also requires additional disclosures on the deconsolidation of a subsidiary or de-recognition of a group of assets within its scope.  The accounting guidance was effective upon issuance.  The Company adopted the new guidance and it did not have an impact on the Company’s consolidated financial position or results of operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

In February 2010, the FASB issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately, and the company adopted these new requirements during the first quarter of 2010.

In April 2010, the FASB issued an accounting standards update on stock compensation which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This new accounting guidance clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The accounting guidance is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued an accounting standards update on the disclosure about the credit quality of financing receivables and the allowance for credit losses.  This update requires additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  These disclosures, as of the end of a reporting period, are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect this accounting standards update to have a material effect on the consolidated financial statements other than the new disclosures required by the update.

In December 2010, the FASB issued an accounting standards update on when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update provides amendments to accounting standards on Intangibles and Goodwill that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. The accounting guidance is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The Company does not expect this standard issuance to have a material impact on the consolidated financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated interim financial statements

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates.

4. Intangible Assets

Identifiable intangible assets, as of December 31, 2010, are comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 01, 2010	$402,897	$86,397	$489,294
Amortization	(67,952)	(12,342)	(80,294)
Balance as of December 31, 2010	$334,945	$74,055	$409,000

Identifiable intangible assets, as of December 31, 2009, are comprised of:

	Trademarks	Intellectual Property	Totals
Balance as of January 01, 2009	$721,871	$89,037	$810,908
Amortization	(75,974)	0	(75,974)
Impairment	(243,000)	(2,640)	(245,640)
Balance as of December 31, 2009	$402,897	$86,397	$489,294

Aggregate amortization expense for each of the next five years subsequent to December 31, 2010, will be approximately $80,000 per year.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Prepaid expenses	$98,776	$126,061
Inventory	4,243	1,586
Notes receivable	-	3,000
Total	$103,009	$130,647

6. Property and Equipment

At December 31, 2010 and 2009, property and equipment is comprised of the following:

	2010	2009
Network equipment	$5,148,119	$5,122,742
Furniture and fixtures	434,132	434,132
Computer equipment and software	1,389,273	1,270,417
Leasehold improvements	3,409,915	3,296,923
Assets in Progress	3,345	17,000
	10,384,784	10,141,214
Less accumulated depreciation and amortization, including approximately $4,300 and $24,000 under capital and equipment financing leases in 2010 and 2009, respectively.	(9,260,386)	(8,476,631)
Total	$1,124,398	$1,664,583

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

7. Restricted Cash

As of December 31, 2010 and 2009, the Company had approximately $533,000 and $417,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits for certain of the Company’s non-cancelable operating leases for office facilities and to secure a license to do business.

8. Discontinued Operations

In an effort to streamline operations, reduce expenses, and focus on the development of the Company’s corporate services and carrier services segments, the Company eliminated the consumer services segment and restructured its overall operations. The Company’s board of director’s authorized these actions at a board meeting held on February 17, 2009. As a result of these actions, the three (3) international offices, reported under its Dubai subsidiary, were closed, and twenty-six (26) employees and eleven (11) consultants were terminated. In accordance with requirements under U.S. GAAP for impairment of long-lived assets, the Company has classified the operating results of its consumer services segment as a discontinued operation in the accompanying consolidated financial statements. The December 31, 2010 and 2009 consolidated financial statements have been adjusted for these discontinued operations. These discontinued operations affect only the Company’s consumer services segment.

The following table represents the assets and liabilities of the discontinued operations as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Property and equipment, net	$12,449	$32,283
Total current assets reclassified to discontinued operations	$12,449	$32,283

Capital Lease obligations, current portion	$99,517	$99,517
Accounts payable and accrued expenses	65,757	260,777
Current liabilities reclassified to discontinued operations	$165,274	$360,294

The following is a summary of the operating results of the discontinued operations for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Revenues	$7,617	$443,459
Cost of revenues	780	(350,940)
Depreciation and amortization	(19,834)	(352,409)
Loss on impairment of assets		(755,953)
Selling, general and administrative	(820)	(656,205)
Advertising and marketing		(2,749)
Other income (expense)		4
Net income (loss)	$(12,257)	$(1,674,793)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Trade accounts payable	$7,773,241	$7,784,952
Accrued expenses	622,944	718,212
Accrued payroll and vacation	140,341	217,984
Cost accrual	2,752	27,898
Interest Payable	291,782	199,939
Deferred revenue	149,545	121,122
Other	198,069	193,765
	$9,178,674	$9,263,872

10. Long-Term Debt and Capital Lease/Equipment Financing Obligations

At December 31, 2010 and 2009, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	2010	2009
Promissory notes payable - related parties	$2,420,625	$1,682,187
Promissory notes payable - non-related parties	683,870	725,000
Capital lease/equipment financing obligations	4,550	17,418
Total Promissory notes payable and capital lease/equipment financing	3,109,045	2,424,605
Obligations
Less current portion capital lease/equipment financing obligations	(4,550)	(14,831)
Less current portion Promissory notes payable - related parties	(2,420,625)	(1,682,187)
Less current portion Promissory notes payable - non-related parties	(683,870)	(725,000)
	$-	$2,587

Promissory Notes Payable – Non-Related Parties

During February 2004, the Company entered into a settlement agreement with a vendor in Haiti providing for, among other things, payment by the Company of $600,000, of which $450,000 was promptly paid, and the Company’s agreement to make 12 monthly payments for the remaining $150,000. In return, the vendor agreed to restore the Company’s ability to terminate telecommunications traffic to Haiti at a favorable fixed rate. The vendor never complied with its obligations under the agreement, and the Company therefore did not make its remaining payments. Under Haitian law, the vendor’s ability to pursue payment of the remaining amount has expired under the statute of limitations for contractual claims. The remaining balance was extinguished on the Company’s books during September 2010.

During 2008, the Company borrowed an aggregate of $375,000 from several stockholders. The loans are evidenced by two (2) promissory notes which matured on various dates during the year ended December 31, 2010, and bear interest at the rate of 10 percent (10%) per annum. Principal payments for the year ending December 31, 2010 totaled $41,130. Notes not repaid by their respective maturity dates automatically convert to demand notes, and the principal sum and all accrued interest on the notes become payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

accounts receivable. At December 31, 2010, approximately $333,870 remains outstanding and is now payable on demand. However, neither lender has made a demand for payment.

On September 30, 2009, the Company and a lender agreed to amend a promissory note (the “Amended Note”) originally issued May 27, 2008 evidencing $200,000 borrowed from the lender, which Amended Note extended the maturity date of the note to December 31, 2009. On January 4, 2010, the lender converted $100,000 of this note into 769,231 shares of common stock and warrants to purchase 153,847 shares of common stock. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before conversion. On January 5, 2010, the lender agreed to extend the maturity date of the $100,000 balance of the loan to April 5, 2010 and increase the interest rate to 12 percent (12%) per annum.  On November 8, 2010, the maturity date was extended again to February 8, 2011. The Amended Note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  If not repaid by the maturity date, The Amended Note automatically converts to a demand note, and the principal sum and all accrued interest becomes payable in full upon ten (10) days notice from the lender. At December 31, 2010, the Amended Note remains outstanding.  While the note is now payable on demand, the lender has not made a demand for payment.

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

On December 22, 2010, the Company borrowed $250,000 from a non-related party, evidenced by a promissory note which matured in January, 2011 and bears interest at the rate of three and a quarter percent (3.25%) per annum.  At December 31, 2010 the balance remains outstanding, for which the lender is granted a collateralized security interest, pari passu with other lenders, in the Company's accounts receivable. The lender has not made a demand for payment.

Promissory Notes Payable – Related Parties

During 2007, the Company borrowed an aggregate of $250,000 from Director Marvin Rosen, evidenced by two (2) promissory notes each of which are payable in 24 equal monthly installments of principal and interest at the rate of ten percent (10%) per annum, commencing January 18, 2008 and January 19, 2008 respectively, provided that the lender has the right to demand payment of all unpaid principal and interest at any time after December 18, 2008 and December 19, 2008, respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. Principal payments through December 31, 2010, total $107,843.  On February 4, 2010 Marvin Rosen converted $55,552 of indebtedness that was evidenced by one (1) of the promissory notes into 462,933 shares of common stock and 92,587 warrants. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before conversion.  As of December 31, 2010, approximately $86,605 remains due under these promissory notes, and the Company has not received a demand for payment.

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

During 2009, the Company borrowed an additional $1,140,268 from this director, evidenced by fourteen (14) promissory notes, which matured at various dates throughout 2009 and bear interest at rates ranging from three percent (3%) to ten percent (10%) per annum. Each note also grants the lender a collateralized security interest, pari

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

passu with other lenders, in the Company’s accounts receivable. Notes not repaid by the maturity date, automatically converted to demand notes, and the principal sums and all accrued interest for those notes become payable in full upon ten (10) days notice from the lender. However, the Company has not received demand for payment. On May 19, 2010, Marvin Rosen converted $39,448 of indebtedness evidenced by one (1) of the promissory notes into 281,772 shares of common stock and five year warrants to purchase a total of 140,886 shares of common stock, one-half which are exercisable at 125% of the closing price of the Company’s common stock the day before conversion, and the balance exercisable at 150% of such price. On June 9, 2010, Marvin Rosen converted $116,000 of indebtedness evidenced by three (3) of the promissory notes into 828,572 shares of common stock and five year warrants to purchase a total of 414,286 shares of common stock, one-half which are exercisable at 125% of the closing price of the Company’s common stock the day before conversion, and the balance are exercisable at 150% of such price. On July 22, 2010, Marvin Rosen converted $122,000 into 871,429 shares of common stock and five year warrants to purchase a total of 435,716 shares of common stock, one-half which are exercisable at 125% of the closing price the day before conversion, and the balance of warrants are exercisable at 150% of such price. An additional $116,800 of indebtedness was converted on September 17, 2010, into 834,286 shares of common stock and five year warrants to purchase a total of 417,144 shares of common stock, one-half which are exercisable at 125% of the closing price the day before conversion, and the balance are exercisable at 150% of such price.  At December 31, 2010, eight (8) of the promissory notes in the aggregate amount of $746,020 remain outstanding.

On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Marvin Rosen, Chairman of the Board of Directors, is a member. This loan is evidenced by a promissory note, which matured on July 20, 2009, and bears an interest rate of eight percent (8%) per annum. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. On July 20, 2009, the note became a demand note, although the Company has not received a demand for payment. This $125,000 note remains outstanding at December 31, 2010.

During 2010, the Company borrowed an aggregate of $1,750,000 from a director, Marvin Rosen. These loans were evidenced by twenty-five (25) promissory notes, each bearing interest at the rate of three and a quarter percent (3.25%) per annum with maturities extending through January 2011, at which point the notes automatically converted to demand notes, and the principal sum and all accrued interest for each note is now payable in full upon ten (10) days notice from the lender. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  As of December 31, 2010, $1,463,000 remains due under twenty-two (22) of these promissory notes. The Company has not received a demand for payment.

Capital Lease/Equipment Financing Obligations

Future aggregate principal payments for the Company's capital lease/equipment financing obligations as of December 31, 2010, are as follows:

December 31, 2010
Total minimum payments	$4,686
Less amount representing interest	(136)
Present value of minimum payments	4,550
Less current portion	(4,550)
Total long-term portion	$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

11. Income Taxes

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2010 and 2009. The provision of income taxes consists of the following:

	2010	2009
Deferred
Federal	$(1,820,000)	$(3,192,000)
State	(2,000)	(59,000)
	(1,822,000)	(3,251,000)
Change in valuation allowance	1,822,000	3,251,000
	$-	$-

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2010	2009
	%	%
Federal statutory rate	34.0	34.0
State net of federal tax	0.4	0.6
Other	(0.0)	(0.7)
Change in valuation allowance	(34.4)	(33.9)
Effective income tax rate	-	-

The components of the Company's deferred tax assets and liability consist of approximately the following at December 31, 2010 and 2009 respectively:

	2010	2009
Deferred tax assets
Net operating losses	$36,112,000	$34,304,000
Allowance for doubtful accounts	118,000	205,000
Accrued liabilities and other	959,000	934,000
Property and equipment	4,726,000	4,650,000
	41,915,000	40,093,000
Deferred tax liability
Property and equipment	-	-
Deferred tax asset, net	41,915,000	40,093,000
Less valuation allowance	(41,915,000)	(40,093,000)
	$-	$-

The Company has available at December 31, 2010 and 2009 approximately $106,211,000 and $100,989,000 respectively, of unused net operating loss carry forwards that may be applied against future taxable income, which expire in various years from 2012 to 2030. Under the Tax Reform act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any has not been determined.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

12. Commitments and Contingencies

Leases

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases for years ending subsequent to December 31, 2010, are approximately as follows:

Year Ending December 31:
2011	$967,022
2012	1,070,533
2013	1,128,063
2014	1,099,338
2015	891,097
Thereafter	-
$5,156,053

Rent expense for all operating leases was approximately $1,141,000 and $1,010,000 for the years ended December 31, 2010 and 2009, respectively. Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage. The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term. As of December 31, 2010, the Company has no outstanding purchase commitments with any equipment vendors.

Legal Matters

On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court for the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for the mutual release of all claims, and agreeing to the dismissal of the case. Further proceedings have been stayed pending payment of the Company’s obligations under the agreement, the amount of which is not considered material. To date, the Company has complied with its payment obligations. The accompanying consolidated financial statements give effect to the financial impact of the Confidential Settlement Agreement on the Company.

In August 2009, Global IP Solutions, Inc. (“GIPS”), a vendor associated with the Company’s discontinued operations, filed an action requesting an injunction and a temporary restraining order in the Southern District of New York, (Case No. 09-CV-6981), asserting infringement of copyrighted software. On October 23, 2009, the Company filed its Answer and Counterclaim, refuting the GIPS allegations, seeking a refund of advanced royalties paid to GIPS which were never fully utilized, and seeking damages related to defects in the software that directly impacted the Company’s efforts to market certain products and services that included the GIPS software. On June 1, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, and providing for the payment of certain amounts to GIPS, the amount of which was not considered material, and the exchange of mutual releases.  The Company paid the amounts due under the agreement and the proceeding was dismissed "with prejudice". The accompanying consolidated financial statements give effect to the financial impact of the Confidential Settlement Agreement on the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

On or about September 10, 2009, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 084795/09), in which the landlord sought to recover against the Company unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation of Settlement dated October 31, 2009, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $246,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the stipulation. By a First Amendment to the Stipulation of Settlement dated January 15, 2010, the parties agreed to modify the payment schedule in the original stipulation. The amended stipulation also provided that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the payment schedule in the amended stipulation. By a Second Amendment to the Stipulation of Settlement dated August 12, 2010, the parties agreed to further modify the payment schedule and not to enforce the judgment or execute the warrant as long as the Company complies with its payment obligations under this further amendment to the stipulation. The Company has complied with its payment and other obligations under the Stipulation and Amendments and all parties have signed a Stipulation of Discontinuance without prejudice of the action.

On June 14, 2010, three individuals filed an action against a former customer of the Company and other associated persons, and against the Company, in New York State Court, County of Kings (Index No. 24255/09). The plaintiffs alleged that the non-Fusion defendants accepted funds from the plaintiffs for investment in real estate, but subsequently used some or all of those funds for other purposes. The plaintiffs further alleged that the non-Fusion defendants made certain payments to the Company and they seek repayment of those sums from the Company in the amount of $237,913 plus interest. The Company believes that the plaintiffs' claims are without merit as the bank account information provided by the plaintiffs themselves shows that the majority of the funds allegedly paid to the Company were actually paid to other non-affiliated entities. Moreover, those funds that were received by the Company from the non-Fusion defendants were payment for specific telecommunications equipment and services purchased by the non-Fusion defendants from the Company, and the Company had no knowledge of any alleged misuse of funds by the non-Fusion defendants. The Company has prepared and filed its answer to the complaint, and intends to vigorously defend itself. As the Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any, no adjustment has been made in the Company’s accompanying consolidated financial statements because of this claim.

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s operations or financial condition. In addition, due to the regulatory nature of the telecommunications industry, the Company periodically receives and responds to various inquiries from state and federal regulatory agencies. Management does not expect the outcome of any such regulatory inquiries to have a material impact on the Company’s operations or financial condition.

13. Equity Transactions

Preferred Stock

On September 10, 2010, an accredited investor exercised his rights to convert 700 shares of preferred stock Series A-3, into 843,373 shares of common stock.

As of December 31, 2010, the Company has authorized 10,000,000 shares of preferred stock. As of December 31, 2010, there were 7,295 shares of preferred stock (Series A-1, A-2 and A-4) issued and outstanding.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Dividends

The holders of the Series A-1, A-2 and A-4 Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum payable in arrears, when as declared by the Company’s board of directors, on January 1 of each year, commencing on January 1, 2008.

Common Stock

During 2010, the Company entered into various subscription agreements with accredited investors and certain directors of the Company. The Company raised proceeds of approximately $4,156,200 in these private placements by issuing 29,821,608 shares of common stock and warrants to purchase 15,891,238 shares of common stock. In connection with these transactions, the Company incurred approximately $578,699 of fees to a placement agent, which includes $528,000 of cash and warrants to purchase 3,142,862 shares of common stock.

As discussed in Note 10, the Company converted approximately $945,000 of promissory notes and accrued interest into 6,970,036 shares of common stock and warrants to purchase 1,645,725 shares of common stock.

During 2010, the Company issued 2,248,217 shares of common stock and warrants to purchase 449,645 shares of common stock in connection with $321,417 of proceeds released from escrow.

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

As of December 31, 2010, the Company has authorized 225,000,000 shares of common stock. Subsequent to December 31, 2010, as indicated in Note 19 – Subsequent Events, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase the number of common shares it is authorized to issue to 300,000,000. As of December 31, 2010, there were 132,010,498 shares of common stock issued and outstanding

Stock Options and Warrants

Under the Company's 2009 Plan, the Company has reserved 7,000,000 shares of common stock for issuance to employees at exercise prices determined by the board of directors. Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

The following summary presents information regarding outstanding options as of December 31, 2010 and 2009 and changes during the years then ended with regard to all options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at January 1, 2009	4,096,609	$1.72	7.10 years
Granted in 2009	1,358,000	0.11
Cancelled or expired in 2009	(812,085)	2.06
Outstanding at December 31, 2009	4,642,524	1.19	6.28 years
Granted in 2010	1,458,500	0.12
Cancelled or expired in 2010	(378,649)	0.48
Outstanding at December 31, 2010	5,722,375	$0.96	6.59 years
Exercisable at December 31, 2010	3,167,046	$1.62	5.28 years

The following table summarizes information about stock options outstanding as of December 31, 2010:

Range of Exercise Prices	Options Outstanding	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$0.09 - $0.10	27,500	8.15	$0.09	-	$0.00
$0.11 - $0.11	1,114,000	7.17	0.11	384,002	0.11
$0.12 - $0.12	1,321,000	9.18	0.12	-	0.00
$0.13 - $0.25	163,500	7.93	0.17	34,250	0.19
$0.31 - $0.31	1,085,500	6.17	0.31	764,419	0.31
$0.35 - $0.68	17,000	6.90	0.39	12,625	0.39
$0.69 - $0.69	726,750	5.68	0.69	707,250	0.69
$0.75 - $2.80	667,600	4.89	2.51	664,975	2.51
$3.15 - $4.70	517,525	3.17	4.15	517,525	4.15
$6.45 - $6.45	82,000	2.84	6.45	82,000	6.45
	5,772,375	6.59	$0.96	3,167,046	$1.62

The weighted-average estimated fair value of stock options granted was $0.12 and $0.11 during the years ended December 31, 2010 and 2009 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was $0 and $0, respectively. As of December 31, 2010, there was approximately $89,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plan which is expected to be recognized over a weighted-average period of 1.89 years.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

The Company, as part of various debt and other agreements, have issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during the years ended December 31, 2010 and 2009:

	Number of	Per Share	Weighted Average
	Warrants	Warrant Price	Warrant Price
Shares under warrants at January 1, 2009	$19,775,479	$0.12-8.58	$3.69
Issued in 2009	9,054,653	0.11-0.22	0.15
Exercised in 2009	-	-	-
Expired in 2009	-	-	-
Shares under warrants at December 31, 2009	28,830,132	0.12-8.58	2.58
Issued in 2010	21,129,470	0.14-0.21	0.15
Exercised in 2010	-	-	-
Expired in 2010	(7,788,505)	2.97-8.58	8.48
Shares under warrants at December 31, 2010	$42,171,097	$0.11-1.67	$0.27

All warrants are fully exercisable upon issuance.

14. Settlements of Debt

The Company had a prior settlement agreement with a carrier vendor in a foreign country in the amount of $600,000, of which $450,000 was promptly paid, and the remaining $150,000 balance was to be paid monthly over a twelve month period.  In return, the vendor agreed to comply with its obligations under the agreement.  Due to the vendor's failure to comply with the terms of the settlement agreement, the Company did not make its remaining payments.  Under the laws of that country, the vendor's ability to pursue payment of the remaining amount has expired under the statute of limitation for contractual claims.  The remaining balance was extinguished and the Company recorded a gain on settlement of $150,000 during the year ended December 31, 2010.

The Company filed a billing dispute with a vendor in the year ended December 31, 2009, that was settled in February, 2010, for which the Company recognized a gain on settlement of $34,500.

The Company filed a rate dispute in 2009 with a carrier vendor that was settled in March 2010.  The settlement resulted in a loss of $(25,000).

15. Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the board of directors. No contributions to the profit sharing plan were made for the years ended December 31, 2010 and 2009.

16. Concentrations

Major Customers

During 2010 and 2009, five (5) customers of the Company accounted for revenues exceeding 53% and 66%, respectively in total, and at least 5% individually of the Company’s total revenues. These customer revenues were all in the carrier services segment. Revenues earned from these customers were approximately $22,254,000 and $27,209,000, respectively. At December 31, 2010 and 2009, the amounts owed to the Company by these customers were approximately $1,543,000 and $1,368,000 or 50.3% and 54.7% respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

During 2010 and 2009, the Company generated approximate revenue from continuing operations from customers in the following countries:

	2010	2009
United States	$36,203,000	$38,213,000
Other	5,560,000	2,726,000
	$41,763,000	$40,939,000

Revenues by geographic area are based upon the location of the customers. The foreign long-lived assets by geographic area represent those assets physically used in the operations in each geographic area.

Credit Risk

The Company maintains its cash balances in financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. These balances may at times, exceed federally insured limits.

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

The Company’s segments and their principal activities consist of the following:

Carrier Services

Carrier Services includes the termination of carrier traffic utilizing VoIP technology as well as traditional TDM (circuit switched) technology. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company. The Company currently interconnects with over 270 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Corporate Services and Other

The Company provides a wide variety of communications services to small and medium-sized corporations, as well as enterprise customers, including basic voice and data communications services, broadband Internet access, private line services, audio and web conferencing services, e-fax services, and a variety of other value-added services. These customers are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent their-party distributors to sell the Company’s products and services.

Operating segment information for 2010 and 2009 is summarized as follows:

		2010
	Carrier	Corporate Services	Corporate and
	Services	And Other	Unallocated	Consolidated
Revenues	$ 40,018,573	$ 1,744,429	$ -	$ 41,763,002
Cost of revenues (exclusive of
depreciation and amortization)	(36,778,723)	(1,051,399)	-	(37,830,121)
Depreciation and amortization	(833,339)	(14,542)	-	(847,881)
Loss on impairment of long-lived assets	(12,742)	(6,276)	-	(19,018)
Selling, general and administrative
expenses	(5,426,205)	(3,421,269)	-	(8,847,474)
Advertising and marketing	-	(38,973)	-	(38,973)
Other income (expenses)	69,360	(36,118)	-	33,242
Total loss from continuing operations	(2,963,076)	(2,824,148)	-	(5,787,223)
Loss from discontinued operations	-	(12,257)	-	(12,257)
Net loss	$ (2,963,076)	$ (2,836,405)	$ -	$ (5,799,480)
Total Assets	$ 3,181,281	$ 1,739,946	$ 56,926	$ 4,978,153
Capital expenditures	$ 116,337	$ -	$ 107,234	$ 223,571

		2009
	Carrier	Corporate Services	Corporate and
	Services	And Other	Unallocated	Consolidated
Revenues	$ 39,870,831	$ 1,067,784	$ -	$ 40,938,615
Cost of revenues (exclusive of
depreciation and amortization)	(36,992,964)	(673,535)	112,772	(37,553,727)
Depreciation and amortization	(1,097,802)	(263,996)	-	(1,361,798)
Loss on impairment of long-lived assets	-	-	(243,000)	(243,000)
Selling, general and administrative
expenses	(5,920,371)	(3,295,921)	-	(9,216,292)
Advertising and marketing	(2,170)	(40,535)	-	(42,705)
Other income (expenses)	(276,913)	(155,599)	-	(432,512)
Total loss from continuing operations	(4,419,389)	(3,361,802)	(130,228)	(7,911,419)
Loss from discontinued operations	-	(1,674,793)	-	(1,674,793)
Net loss	$ (4,419,389)	$ (5,036,595)	$ (130,228)	$ (9,586,212)
Total Assets	$ 4,144,000	$ 748,429	$ 531,922	$ 5,424,351
Capital expenditures	$ 35,817	$ -	$ 18,832	$ 54,649

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

18. Selected Quarterly Results (Unaudited)

			2010
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Revenues	$9,588,632	$9,727,200		$11,149,973	$11,297,197
Operating loss	(1,507,094)	(1,447,500)		(1,374,667)	(1,491,204)
Interest income	124	120		141	107
Interest expense	(49,591)	(54,716)		(42,662)	(34,236)
Gain on settlements of debt	9,500	-		150,000	-
Other	4,866	3,862		10,161	35,566
Income (loss) from continuing operations	(1,542,195)	(1,498,234)		(1,257,027)	(1,489,767)
Loss from discontinued operations	(1,373)	(86,982)		6,223	69,875
Net Loss	$(1,543,568)	$(1,585,216)		$(1,250,804)	$(1,419,892)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.02)	$(0.02)		$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)		$(0.00)	$(0.00)

			2009
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Revenues	$9,002,301	$8,649,762		$11,853,020	$11,433,533
Operating loss	(2,432,837)	(2,023,506)		(1,600,635)	(1,421,929)
Interest income	159	451		3,447	176
Interest expense	(95,940)	(119,841)		(112,893)	(58,786
Gain on settlements of debt	-	-		-	12,758
Other	2,214	1,279		1,992	(67,528)
Income (loss) from continuing operations	(2,526,404)	(2,141,617)		(1,708,089)	(1,535,309)
Loss from discontinued operations	(479,811)	(885,132)		(102,900)	(206,950)
Net Loss	$(3,006,215)	$(3,026,749)		$(1,810,989)	$(1,742,259)
Basic and diluted net loss per common share:
Loss from continuing operations	$(0.06)	$(0.04)		$(0.03)	$(0.02)
Loss from discontinued operations	$(0.01)	$(0.02)		$(0.00)	$(0.00)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

19. Subsequent Events

On January 21, 2011, the Company borrowed $20,000 from an individual that is also a director of the Company. The loan bears interest on the unpaid principal amount of the note from the date the note at the rate of 3.25% per annum. The note grants the lender a collateralized security interest, pari passu with other lenders, in the Company's accounts receivable.

During January, February and March 2011, the Company borrowed an aggregate of $832,000 from an individual that is also a director of the Company under eight (8) promissory note agreements. The loans, which, bear interest on the unpaid principal amount of the notes from the date the note is issued until the outstanding principal amount of the notes are paid in full, at the rate of 3.25% per annum., and the principal sum and all accrued interest will be payable in full upon ten (10) days notice from the lender. The notes also grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. The proceeds are being used for general working capital purposes.

On February 25, 2011, the Company filed a Certificate of Amendment to its Certificate of Incorporation (a) increasing the total number of shares of capital stock the Company shall have the authority to issue from 235,000,000 shares to 310,000,000 shares, of which 300,000,000 shares shall be common stock, par value $.01 per share, and 10,000,000 shares shall be preferred stock, par value $0.01 per share.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions (Collections) Charged to Expense	Deductions from Reserves		Balance at End of Year
Allowance for Doubtful Accounts for the Years Ended:
December 31, 2010	$538,600	$20,444	$189,420		$369,624
December 31, 2009	$634,580	$75,014	$170,994		$538,600

Tax Valuation Account for the Years Ended:
December 31, 2010	$41,915,000	$-	$-		$41,915,000
December 31, 2009	$40,093,000	$-	$-	$	,40,093,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

I, Matthew D. Rosen, certify that:

1.   I have reviewed this annual report on Form 10-K for the year ended December 31, 2010 of Fusion Telecommunications International, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)] for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under the Company’s supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under the Company’s supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

April 13, 2011

By: /s/ MATTHEW D. ROSEN

Matthew D. Rosen

Chief Executive Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification

I, Gordon Hutchins, Jr., certify that:

1.   I have reviewed this annual report on Form 10-K for the year ended December 31, 2010 of Fusion Telecommunications International, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)] for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under the Company’s supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under the Company’s supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

April 13, 2011

By: /s/GORDON HUTCHINS, JR.

Gordon Hutchins, Jr.President,

Chief Operating Officer, and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Exhibit 32.1

Section 1350 Certification

In connection with the annual report of Fusion Telecommunications International, Inc. (the "Company") on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the "Report"), I, Matthew D. Rosen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

April 13, 2011

By: /s/ MATTHEW D. ROSEN

Matthew D. Rosen

Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

Exhibit 32.2

Section 1350 Certification

In connection with the annual report of Fusion Telecommunications International, Inc. (the "Company") on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the "Report"), I, Gordon Hutchins, Jr., President, Chief Financial Officer, and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

April 13, 2011

By: /s/ GORDON HUTCHINS, JR.

Gordon Hutchins, Jr.President,

Chief Operating Officer, and Acting Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.