Form 10-Q
period 2011-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2011-05-19
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.      Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 9, 2011.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	137,439,239

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,978	$20,370
Accounts receivable, net of allowance for doubtful accounts of approximately $272,000 and $370,000, respectively	2,258,627	2,721,585
Prepaid expenses and other current assets	121,754	103,009
Assets held for sale	1,042	1,089
Current assets from discontinued operations	11,159	12,449
Total current assets	2,403,560	2,858,502
Property and equipment, net	1,037,295	1,124,398
Other assets:
Security deposits	13,330	13,330
Restricted cash, net of current portion	533,437	533,437
Intangible assets, net	388,667	409,000
Other assets	51,366	39,486
Total other assets	986,800	995,253
TOTAL ASSETS	$4,427,655	$4,978,153
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Promissory notes payable - non-related parties	$673,372	$683,870
Promissory notes payable - related parties	3,382,625	2,420,625
Capital lease/equipment financing obligations, current portion	3,199	4,550
Escrow payable	80,000	155,000
Accounts payable and accrued expenses	8,837,225	9,178,674
Current liabilities from discontinued operations	150,274	165,274
Total current liabilities	13,126,695	12,607,993
Long-term liabilities:
Other long-term liabilities	428,361	428,646
Total long-term liabilities	428,361	428,646
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 7,295 shares issued and outstanding	73	73
Common stock, $0.01 par value, 300,000,000 shares authorized, 133,631,524 and 132,010,498 shares issued and outstanding	1,336,315	1,320,105
Capital in excess of par value	135,755,214	135,613,755
Accumulated deficit	(146,219,003)	(144,992,419)
Total stockholders' deficit	(9,127,401)	(8,058,486)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,427,655	$4,978,153

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$ 10,204,280	$ 9,588,632
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	9,145,630	8,663,769
Depreciation and amortization	168,538	231,875
Selling general and administrative expenses (including $23,682 and $68,227 of stock-based compensation for the three months ended March 31, 2011 and 2010, respectfully)	2,160,753	2,196,312
Advertising and marketing	4,563	3,771
Total operating expenses	11,479,484	11,095,727
Operating loss	(1,275,204)	(1,507,095)
Other income (expenses):
Interest income	96	124
Interest expense	(48,383)	(49,591)
Gain on settlements of debt	-	9,500
Other	88,695	4,867
Total other income (expenses)	40,408	(35,100)
Loss from continuing operations	(1,234,796)	(1,542,195)
Discontinued operations:
Income (loss) from discontinued operations	8,212	(1,373)
Net loss	$ (1,226,584)	$ (1,543,568)
Loss applicable to common stockholders:
Loss from continuing operations	$ (1,234,796)	$ (1,542,195)
Preferred stock dividends in arrears	(143,901)	(157,710)
Net loss from continuing operations applicable to common stockholders:	(1,378,697)	(1,699,905)
Income (loss) from discontinued operations	8,212	(1,373)
Net loss applicable to common stockholders:	$ (1,370,485)	$ (1,701,278)
Basic and diluted loss per common share:
Loss from continuing operations	$ (0.01)	$ (0.02)
Loss from discontinued operations	0.00	(0.00)
Loss per common share	$ (0.01)	$ (0.02)
Weighted average common shares outstanding:
Basic and diluted	132,604,753	97,046,963

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (1,226,584)	$ (1,543,568)
(Income) loss from discontinued operations	(8,212)	1,373
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,538	231,875
Bad debt expense	32,066	(67,063)
Stock-based compensation	23,681	63,041
Settlement of vendor liability	(75,000)	-
Gain on extinguishment of debt	-	(9,500)
Increase (decrease) in cash attributable to changes in operating assets
Accounts receivable	430,893	(265,638)
Prepaid expenses and other current assets	(18,745)	(42,328)
Other assets	(11,833)	758
Accounts payable and accrued expenses	(341,449)	140,258
Other long-term liabilities	(285)	(9,147)
Net cash used in operating activities	(1,026,930)	(1,499,939)
Cash flows from investing activities:
Purchase of property and equipment	(61,102)	(9,164)
Security deposits	-	(98)
Net cash used in investing activities	(61,102)	(9,262)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	139,154	455,622
Proceeds from the sale of common stock not yet issued	-	50,000
Proceeds from notes payable - related parties	962,000	798,000
Proceeds from notes payable - non-related parties	-	100,000
Payments on capital lease/equipment financing obligations	(1,351)	-
Repayments of notes payable - non-related parties	(10,498)	-
Net cash provided by financing activities	1,089,305	1,403,622
Net increase (decrease) in cash and cash equivalents from continuing operations	1,273	(105,579)
Cash flows from discontinued operations:
Cash provided by (used for) operating activities of discontinued operations	(10,665)	6,560
Net change in cash and cash equivalents:	(9,392)	(99,019)
Cash and cash equivalents, beginning of period	20,370	99,019
Cash and cash equivalents, end of period	$ 10,978	$ -

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,874	$ 834
Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable - related parties to common stock	$ -	$ 220,000
Conversion of interest payable - related parties to common stock	$ -	$ 19,982
Transfer from escrow payable to common stock	$ -	$ 321,417
Transfer from equity to escrow payable - shares to vendor, not yet issued	$ -	$ 75,000

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies

The accompanying notes to the condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S. GAAP”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

During the three months ended March 31, 2011 and 2010, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Condensed Consolidated Interim Statements of Operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Income taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  The Company is subject to income tax examinations by major taxing authorities for all tax years since inception and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. During the three month period ended March 31, 2011, the Company recognized no adjustments for uncertain tax positions.

Loss per share

The Company complies with the accounting and disclosure requirements regarding earnings per share. Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Unexercised stock options to purchase 5,564,606 and 4,698,173 shares of the Company’s common stock as of March 31, 2011 and 2010, respectively, and unexercised warrants to purchase 42,495,305 and 31,102,390 shares of the Company’s common stock as of March 31, 2011 and 2010, respectively, were not included in the computation of diluted loss per share because the inclusion of these securities would be anti-dilutive.  The net loss per common share calculation includes a provision for preferred stock dividends in the approximate amount of $144,000 and $158,000 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Board of Directors had not declared any dividends on the Company’s preferred stock.  As of March 31, 2011, the Company has accumulated approximately $2,397,000 of preferred stock dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Discontinued operations

The Company classifies a business component that has either been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component.  The results of operations of the discontinued component through the date of disposition, including any gains or losses on disposition, are aggregated and presented separately in the Condensed Consolidated Interim Statements of Operations.  See Note 4 for additional information regarding discontinued operations.

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

Stock-based compensation expense recognized in the Condensed Consolidated Interim Statements of Operations for the three months ended March 31, 2011 and 2010 includes compensation expense for stock-based payment awards granted prior to March 31, 2011 but not yet vested, based on the estimated grant date fair value.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact on the Company’s results of continuing operations of stock-based compensation expense for the three months ended March 31, 2011 and 2010 was approximately $24,000 and $68,000 respectively, and is included in selling, general, and administrative expenses in the Condensed Consolidated Interim Statements of Operations.

The following table summarizes the stock option activity for the three months ended March 31, 2011:

(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	5,722,375	$0.96
Granted	43,000	$0.09
Cancelled or expired	(200,769)	$0.53
Outstanding at March 31, 2011	5,564,606	$0.97
Exercisable at March 31, 2011	3,780,609	$1.37

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	(unaudited)
	Three Months Ended March 31,
	2011	2010
Dividend yield	0.00%	0.00%
Stock volatility	179.70%	81.93%
Average Risk-free interest rate	2.46%	2.80%
Average option term (years)	4	4

As of March 31, 2011, there was approximately $83,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.10 years.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Restricted cash

As of March 31, 2011 and December 31, 2010, the Company had approximately $533,437 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits under the Company’s non-cancelable operating leases for office facilities.

2.   Going Concern

At March 31, 2011, the Company had a working capital deficit of approximately $10.7 million and an accumulated deficit of approximately $(146.2) million.  The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception.  Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the three months ended March 31, 2011, the Company raised approximately $1.1 million, net of expenses, from the issuance of related party promissory notes and the sale of its securities.  The Company cannot provide any assurances if and when it will be able to attain profitability.  These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the Condensed Consolidated Interim Financial Statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets.

Prepaid expenses and other current assets consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(unaudited)
Prepaid insurance	$ 77,513	$ 59,805
Inventory	-	4,243
Other prepaid expenses	44,241	38,961
Total	$ 121,754	$ 103,009

4.     Discontinued Operations

In 2009, in order to streamline operations, reduce expenses, and focus on the development of the Company’s corporate services and carrier services segments, the Company eliminated the consumer services segment and restructured its overall operations.  In accordance with requirements under U.S. GAAP, the Company has classified the operating results of its consumer services segment as a discontinued operation in the accompanying Condensed Consolidated Interim Financial Statements.  The March 31, 2011 and 2010 Condensed Consolidated Interim Financial Statements have been adjusted for the Company’s discontinued consumer services segment. The following table represents the assets and liabilities of the discontinued operations as of March 31, 2011 and December 31, 2010:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	March 31, 2011	December 31, 2010
	(unaudited)
Property and equipment, net	$11,159	$12,449
Total current assets reclassified to discontinued operations	$11,159	$12,449

Capital Lease obligations, current portion	$99,517	$99,517
Accounts payable and accrued expenses	50,757	65,757
Current liabilities reclassified to discontinued operations	$150,274	$165,374

The operating results of the discontinued operations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$-	$-
Cost of revenues	-	-
Depreciation and amortization	(1,290)	(6,560)
Selling, general and administrative	(3,002)	(5,187)
Advertising and marketing	-	-
Other income (expense)	6,500	-
Net income (loss)	$8,212	$(1,373)

5.      Intangible Assets

Identifiable intangible assets as of March 31, 2011 and December 31, 2010 are comprised of:

	March 31, 2011 (unaudited)		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$ 478,871	$ (160,914)	$ 478,871	$ (143,926)
Intellectual Property	86,397	(15,687)	86,397	(12,342)
Total	$ 565,268	$ (176,601)	$ 565,268	$ (156,268)

Amortization expense for the three months ended March 31, 2011 and 2010 was $20,333 and $16,988, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

Remaining nine months ending	December 31, 2011	61,000
Year ending December 31:	2012	80,663
	2013	79,449
	2014	79,449
	2015	79,449

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	( unaudited )
Trade accounts payable	$7,134,847	$7,773,241
Accrued expenses	612,416	551,266
Accrued payroll and vacation	123,814	140,341
Cost accrual	130,341	2,752
Interest payable	336,495	291,782
Deferred revenue	164,135	149,545
Other	335,177	269,747
	$8,837,225	$9,178,674

7.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

At March 31, 2011 and December 31, 2010, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Promissory notes payable - related parties	$ 3,382,625	$ 2,420,625
Promissory notes payable - non-related parties	673,372	683,870
Capital lease/equipment financing obligations	3,199	4,550
Total promissory notes payable and capital lease/equipment financing obligations	4,059,196	3,109,045
Less:
Current portion of capital lease/equipment financing obligations	(3,199)	(4,550)
Current portion of notes payable - related parties	(3,382,625)	(2,420,625)
Current portion of notes payable - non-related parties	(673,372)	(683,870)
Current portion of promissory notes payable and capital lease/equipment financing obligations	$ -	$ -

Promissory notes payable – non-related parties

During 2008, the Company borrowed an aggregate of $375,000 from two stockholders. The loans are evidenced by promissory notes which matured on various dates during the year ended December 31, 2010, and bear interest at the rate of 10% per annum. Principal payments for the three months ended March 31, 2011 totaled $10,498.  Notes not repaid by their respective maturity dates automatically convert to demand notes, and the principal sum and all accrued interest on the notes become payable in full upon ten days notice from the lender. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  At March 31, 2011, approximately $323,372 remains outstanding and is now payable on demand. However, neither lender has made a demand for payment.  A portion of one of these notes was repaid subsequent to March 31, 2011 (see Note 13, Subsequent Events).

On September 30, 2009, the Company and a lender agreed to amend a promissory note (the “Amended Note”) originally issued May 27, 2008 evidencing $200,000 borrowed from the lender, which Amended Note extended the maturity date of the note to December 31, 2009.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On January 4, 2010, the lender converted $100,000 of this note into 769,231 shares of common stock and warrants to purchase 153,847 shares of common stock.  On January 5, 2010, the lender agreed to extend the maturity date of the $100,000 balance of the loan to April 5, 2010 and increase the interest rate to 12 percent (12%) per annum.  On November 8, 2010, the maturity date was extended again to February 8, 2011. The Amended Note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  If not repaid by the maturity date, the Amended Note automatically converts to a demand note, and the principal sum and all accrued interest becomes payable in full upon ten days notice from the lender.  At March 31, 2011, the Amended Note remains outstanding.  While the note is now payable on demand, the lender has not made a demand for payment.

On December 22, 2010, the Company borrowed $250,000 from a non-related party, evidenced by a promissory note which is payable in full upon ten days notice from the lender and bears interest at the rate of three and a quarter percent (3.25%) per annum.  At March 31, 2011 the balance remains outstanding, for which the lender is granted a collateralized security interest, pari passu with other lenders, in the Company's accounts receivable.  The lender has not made a demand for payment.

Promissory notes payable – related parties

During 2007, the Company borrowed an aggregate of $250,000 from Marvin Rosen, the Company’s Chairman of the Board of Directors, evidenced by two promissory notes each of which are payable in 24 equal monthly installments of principal and interest at the rate of 10% per annum, commencing January 18, 2008 and January 19, 2008 respectively. The Company’s obligations under the promissory notes are collateralized by a security interest in the Company’s accounts receivables. Principal payments through March 31, 2011 total $107,843, and in 2010 Mr. Rosen converted $55,552 of indebtedness that was evidenced by one of the promissory notes into 462,933 shares of common stock and 92,587 warrants. The warrants are exercisable for five-years at 120% of the closing price of the Company’s common stock the business day before the debt was converted.  The remaining balance under these promissory notes as of March 31, 2011 of $86,605 is due upon ten days notice from the lender.  To date the Company has not received a demand for payment.

During 2009, the Company borrowed an additional $1,140,268 from Mr. Rosen, evidenced by fourteen promissory notes, which matured at various dates throughout 2009 and bear interest at rates ranging from 3% to 10% per annum. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. Notes not repaid by the maturity date automatically converted to demand notes, and the principal sums and all accrued interest for those notes became payable in full upon ten days notice from the lender. However, the Company has not received demand for payment.  At various times during 2010, Mr. Rosen converted a total of $394,248 of indebtedness evidenced by these promissory notes into an aggregate of 2,816,059 shares of the Company’s common stock and five year warrants to purchase a total of 1,408,032 shares of the Company’s common stock, one-half which are exercisable at 125% of the closing price of the Company’s common stock the day before conversion, and the balance exercisable at 150% of such price.  At March 31, 2011, eight of the promissory notes in the aggregate amount of $746,020 remain outstanding.  On April 27, 2011, Mr. Rosen converted $175,000 of this amount into 2,187,500 shares of the Company’s common stock (see Note 13).

On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Mr. Rosen is a member.  This loan is evidenced by a promissory note, which matured on July 20, 2009, and bears an interest rate of 8% per annum. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  On July 20, 2009, the note became a demand note pursuant to its terms, although to date the Company has not received a demand for payment.  This $125,000 note remains outstanding at March 31, 2011.

During 2010, the Company borrowed an aggregate of $1,750,000 from Mr. Rosen. These loans were evidenced by twenty-five promissory notes, each bearing interest at the rate of 3.25% per annum with maturities extending through January 2011, at which point the notes automatically converted to demand notes, and the principal sum and all accrued interest for each note is now payable in full upon ten days notice from the lender. Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  As of March 31, 2011, $1,463,000 remains due under twenty-one of these promissory notes. To date, the Company has not received a demand for payment.

On January 21, 2011, the Company borrowed $20,000 from an individual who is also a Director of the Company.  The note was payable in full upon ten days notice of demand from the lender, with accrued interest at the rate of 3.25% per annum,  and granted the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  On April 27, 2011, the principal balance of this note, along with the accrued interest, was converted into 252,159 shares of the Company’s common stock (see Note 13).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During the first three months of 2011, the Company borrowed an additional $942,000 from Mr. Rosen.  These loans were evidenced by nine short-term promissory notes, each of which are payable in full upon ten days notice from the lender and bear interest at the rate of 3.25% per annum.  Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  The proceeds are being used for general working capital purposes.  As of March 31, 2011, the entire balance of these notes remained outstanding; however the Company has not received a demand for payment.

8.     Equity Transactions

During the first three months of 2011, the Company entered into subscription agreements with seven accredited investors, under which the Company issued an aggregate of 1,621,026 shares of common stock and five year warrants to purchase 324,208 shares of the Company’s common stock for consideration of $139,200.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

As of March 31, 2011, the Company is authorized to issue 300,000,000 shares of common stock, and there were 133,631,524 shares of common stock issued and outstanding.

9.     Recently Adopted and Issued Accounting Pronouncements

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

10.    Commitments and Contingencies

Legal Matters

On or about March 14, 2011, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 060260/11), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. The Company filed its response to the landlord’s claims on April 6, 2011. By Stipulation dated April 12, 2011, the landlord and the Company agreed to adjourn the appearance date in this proceeding until May 24, 2011, to allow the landlord and the Company time to work out a mutually agreeable payment schedule for the amounts owed. Although the parties are negotiating in good faith, to date they have not agreed upon a payment schedule, and there is no guarantee that the parties will be able to agree on a schedule or that the landlord will continue to agree to stay the proceeding until the Company pays the amounts due. The accompanying consolidated financial statements fully reflect the amounts owed to the landlord by the Company as of the date of the financial statements.

On July 30, 2008, a vendor that provided management consulting and software systems services filed a complaint in the Supreme Court for the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for the mutual release of all claims, and agreeing to the dismissal of the case. Further proceedings have been stayed pending payment of the Company’s obligations under that agreement, the amount of which is not considered material. To date, the Company has complied with its payment obligations, and the Company anticipates that its payment obligations will be fully satisfied in June 2011. The accompanying consolidated financial statements give effect to the financial impact of the Confidential Settlement Agreement on the Company.

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

Other Matters

In September 2008, the Company entered into a settlement agreement with a vendor providing, in part, that the Company issue common stock in the amount of $75,000 to the vendor in settlement of a debt. However, due to a failure by the vendor to perform its obligations under the settlement agreement, the Company never actually issued the shares, resulting in a transfer from equity to escrow payable in 2010 in the amount of $75,000, and an adjustment to the number of shares issued and outstanding.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On February 10, 2011, the Company executed a settlement agreement with the vendor which released the Company of all liability with respect to this matter.  As a result, the Company reduced its escrow payable amount and recorded other income of $75,000 in the first three months of 2011.

11.    Segment Information

The Company complies with the accounting and reporting requirements on Disclosures about Segments of an Enterprise and Related Information. The guidance requires disclosures of segment information on the basis that is used internally for evaluating segment performance and for determining the allocation of resources to the operating segments.

The Company has two reportable segments that it operates and manages – corporate services and carrier services. These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and gross profit margins.  Segment income excludes unallocated Company expenses and other adjustments arising during each period. The other adjustments include transactions included in the Company’s reported consolidated earnings that the Company’s chief operating decision makers exclude in assessing business unit performance, due primarily to their non-operational and/or non-recurring nature. The Company’s segments and their principal activities consist of the following:

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

Corporate Services and Other

The Company provides a wide variety of communications services to small and medium-sized corporations, as well as enterprise customers, including basic voice and data communications services, broadband Internet access, private line services, audio and web conferencing services, e-fax services, and a variety of other value-added services. These customers are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services.

Unaudited operating segment information for the three months ended March 31, 2011 and 2010 is summarized as follows:

Three Months Ended March 31, 2011

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$ 9,684,193	$ 520,087	$ -	$ 10,204,280
Cost of revenues (exclusive of
depreciation and amortization)	8,818,075	327,555		9,145,630
Depreciation and amortization	168,524	14		168,538
Selling, general and administrative expenses	1,195,606	965,147		2,160,753
Advertising and marketing	58	4,505		4,563
Other (income) expenses	(13,880)	(26,528)		(40,408)
Loss from continuing operations	$ (484,190)	$ (750,606)	$ -	$ (1,234,796)

Total assets	$ 2,604,228	$ 1,735,323	$ 88,104	$ 4,427,655
Capital expenditures	$ 60,270	$ 832		$ 61,102

Three Months Ended March 31, 2010

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$ 9,207,231	$ 381,401		$ 9,588,632
Cost of revenues (exclusive of
depreciation and amortization)	8,436,828	226,941		8,663,769
Depreciation and amortization	224,854	7,021		231,875
Selling, general and administrative expenses	1,461,249	735,063		2,196,312
Advertising and marketing	-	3,771		3,771
Other expenses	24,219	10,881		35,100
Loss from continuing operations	$ (939,919)	$ (602,276)	$ -	$ (1,542,195)

Total assets	$ 4,305,978	$ 747,809	$ 419,029	$ 5,472,816
Capital expenditures	$ -	$ -	$ 9,164	$ 9,164

12.    Related Party Transactions

In addition to the financing transactions discussed in Notes 7 and 13, on March 29, 2011 the Company entered into a Desk Space Use and Occupancy Agreement with an entity affiliated with Mr. Rosen.  Under the terms of the agreement, the counterparty will be able to utilize a portion of the Company’s leased office space in New York City for a monthly fee of $9,000 per month.  The term of the agreement runs from April 15, 2011 to October 14, 2011.  The Company believes that the fee it is receiving under this agreement is comparable to what it would receive had the agreement been entered into with an unrelated third party.

13.    Subsequent Events.

Between April 1, and May 5, 2011, the Company borrowed an additional $867,000 from Mr. Rosen.  These loans were evidenced by 11 short-term promissory notes, each of which are payable in full upon ten days notice from the lender and bear interest at the rate of 3.25% per annum.  On May 9, 2011, a portion of one of these notes in the amount of $95,000 was repaid to Mr. Rosen.  Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  The proceeds are being used for general working capital purposes.

On April 27, 2011, under a subscription agreement entered into with the Company, Mr. Rosen converted $175,000 of promissory notes into 2,187,500 shares of the Company’s common stock and received 437,500 warrants to purchase the Company’s common stock exercisable at 125% of the average closing price of the Company’s common stock for the five trading days before the conversion of the debt.  Also on April 27, 2011, another member of the Company’s Board of Directors converted a promissory note in the principal amount of $20,000 plus accrued and unpaid interest into 252,159 shares of the Company’s common stock.  This Director also received warrants to purchase 50,432 shares of the Company’s common stock exercisable at 125% of the average closing price of the Company’s common stock for the five trading days before the conversion of the debt.

Between April 12, 2011 and April 29, 2011, the Company entered into additional subscription agreements with four accredited investors, under which the Company issued an aggregate of 1,368,056 shares of common stock and five year warrants to purchase 273,613 shares of the Company’s common stock for consideration of $120,000.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

During April and May of 2011, the Company repaid an aggregate of approximately $113,000 related to one of the promissory notes due to an unrelated party

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our fiscal 2010 Annual Report on Form 10-K.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2011		2010
Revenues	$ 10,204,280	100.0%	$ 9,588,632	100.0%
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	9,145,630	89.6%	8,663,769	90.4%
Depreciation and amortization	168,538	1.7%	231,875	2.4%
Selling general and administrative expenses (including $23,682 and $68,227 of stock-based compensation for the three months ended March 31, 2011 and 2010, respectively)	2,160,753	21.2%	2,196,312	22.9%
Advertising and marketing	4,563	0.0%	3,771	0.0%
Total operating expenses	11,479,484	112.5%	11,095,727	115.7%
Operating loss	(1,275,204)	(12.5)%	(1,507,095)	(15.7)%
Other income (expenses):				%
Interest income	96	0.0%	124	0.0%
Interest expense	(48,383)	(0.5)%	(49,591)	(0.5)%
Gain on settlements of debt	-	-%	9,500	0.1%
Other	88,695	0.9%	4,867	0.1%
Total other income (expenses)	40,408	0.4%	(35,100)	(0.4)%
Loss from continuing operations	(1,234,796)	(12.1)%	(1,542,195)	(16.1)%
Discontinued operations:
Income (loss) from discontinued operations	8,212	0.1%	(1,373)	(0.0)%
Net loss	$ (1,226,584)	(12.0)%	$ (1,543,568)	(16.1)%

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Operating Expenses

Our operating expenses are categorized as cost of revenues, depreciation and amortization, selling, general and administrative expenses, and advertising and marketing.

Cost of revenues includes costs incurred in the operation of our leased network facilities, as well as the purchase of voice termination, Internet access, private line, and other services from telecommunications carriers and Internet Service Providers. We continue to work to lower the variable component of the cost of revenues through the use of least cost routing, and through on-going negotiation of both usage-based costs and fixed costs with our many domestic and international service providers.

Depreciation and amortization includes depreciation of our communications network equipment, amortization of leasehold improvements to our switch locations and administrative facilities, and the depreciation of our office equipment and fixtures.

Selling, general, and administrative expenses include salaries and benefits, sales commissions, occupancy costs, legal and professional fees, and other administrative expenses.

Advertising and marketing expense includes costs for promotional materials for the marketing of our corporate products and services, as well as for public relations.

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

Revenues

Consolidated revenues were $10.2 million during the three months ended March 31, 2011, compared to $9.6 million during the three months ended March 31, 2010, an increase of $0.6 million or 6.4%.  Revenues for the carrier services segment were $9.7 million during the three months ended March 31, 2011, compared to $9.2 million during the three months ended March 31, 2010, an increase of $0.5 million or 5.2%.  The increase was due to a higher blended rate per minute of the traffic terminated, while the actual number of minutes transmitted over our network was essentially unchanged from the prior year.

Revenues for the corporate services segment increased by $139,000, or 36.4%, to $520,000 during the three months ended March 31, 2011 from $381,000 in the same period of a year ago.  This increase was primarily the result of our continued sales efforts to grow the customer base for this segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $9.1 million during the three months ended March 31, 2011, compared to $8.7 million during the three months ended March 31, 2010, an increase of $0.5 million, or 5.6%.  Consolidated gross margin was 10.4% for the first three months of 2011, compared to 9.6% for the first three months of 2010.

Gross margin for the carrier services segment was 8.9% during the three months ended March 31, 2011, compared to $8.4% during the three months ended March 31, 2010, as the increase in average cost per minute of traffic was more than offset by lower fixed costs during the quarter.

Gross margin for the corporate services segment during the three months ended March 31, 2011 was 37.0%, compared with 40.5% during the three months ended March 31, 2010.  The decrease in gross margin during the period was mainly due to price discounts granted to certain customers in 2011 in order to secure long-term business and expand our customer base.

Depreciation and Amortization

Depreciation and amortization decreased by $63,000 to $169,000 during the three months ended March 31, 2011 from $232,000 during the three months ended March 31, 2010.  The decrease was due to more assets becoming fully depreciated than were placed into service during the period.  Our ability to purchase new capital equipment continues to be impacted by our liquidity constraints.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $36,000, or 1.6% during the three months ended March 31, 2011, compared to the same period in 2010.  While many of the components of selling, general and administrative expenses decreased during the period as a result of our continued efforts to reduce operating costs, the decrease is primarily attributable to lower rent expense at our network facility in New York City, where we reduced our occupancy in connection with the renewal of the lease for this facility in late 2010.  These reductions were largely offset by an increase in bad debt expense during the period.  During the first quarter of 2011, we increased our allowance for doubtful accounts by $32,000, compared to a recovery of doubtful accounts by approximately $67,000 in the first quarter of 2010.

Advertising and Marketing

Advertising and marketing expenses of approximately $4,000 was largely unchanged in the first three months of 2011 compared to the same period in 2010.

Operating Loss

Our operating loss of $1.3 million in the first three months of 2011 represents a decrease of $0.2 million, or 15.4% from the first three months of 2010.  The decrease in operating loss was primarily attributable to the increase in revenues and corresponding increase in gross profit, lower depreciation expense and lower selling, general, and administrative expenses.

Other Income (Expense)

Total other income (expense) increased by $76,000 in the first quarter of 2011 compared to the first quarter of 2010, mainly due to the settlement of a dispute with a vendor which released the Company from any financial obligation related to the dispute and resulted in a reduction to our escrow payable in the amount of $75,000.

Discontinued Operations

During the first three months of 2011 we had income from our discontinued retail segment of approximately $8,000, mainly due to cash we received from a former customer of this segment for a balance we had previously written off, compared to a loss of approximately $1,000 during the first three months of 2010.

Net Loss

Net loss decreased to $1.2 million during the three months ended March 31, 2011 from $1.5 million during the three months ended March 31, 2010.  The main factors contributing to this decrease were increased revenues, the gain from the resolution of the vendor dispute and lower depreciation expense.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we have yet to generate positive cash flow from operations.  As of March 31, 2011, we had a stockholders’ deficit of approximately $9.1 million as compared to $8.1 million at December 31, 2010, and a working capital deficit of approximately $10.7 million as compared to $9.7 million at December 31, 2010. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.

We have historically relied upon the sale of our equity securities and loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board of Directors, to fund our operations.  From January 1, 2011 through the date of this report, we raised approximately $259,000 from the sale of our securities through private placement financings and received approximately $1.7 million in new loans from Mr. Rosen.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2011.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

Our management is also seeking to supplement the funds available from the sale of its securities and from its borrowings with the financing of our accounts receivable or other similar financing arrangements, in order to further address the Company’s short-term liquidity challenge.  For the long-term, we seek to continue to grow both the corporate and carrier segments of our business in order to ultimately achieve positive cash flow.  We will also consider seeking strategic partners and/or acquisition candidates that will be accretive to earnings and offer synergies that will assist in achieving revenue growth and profitability.

In the event that we are unable to secure the necessary funding to meet our working capital requirements, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets, or possibly curtail or even cease operations.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
	2011	2010
Cash from continuing operations:
Cash used in operating activities	$(1,026,930)	$(1,499,939)
Cash used in investing activities	(61,102)	(9,262)
Cash provided by financing activities	1,089,305	1,403,622
Increase (decrease) in cash and cash equivalents from continuing operations	1,273	(105,579)
Cash from discontinued operations	(10,665)	6,560
Net increase (decrease) in cash and cash equivalents	(9,392)	(99,019)
Cash and cash equivalents, beginning of period	20,370	99,019
Cash and cash equivalents, end of period	$10,978	$-

Cash used in operating activities was $1.0 million during the first three months of 2011, compared to $1.5 million in the first three months in 2010.  The decrease is due to a lower operating loss and improved collections of accounts receivable.  As we continue to implement our business strategy with our carrier services and corporate services business segments we expect that our net cash flows from operating activities will continue to improve.

Cash used in investing activities was $61,000 in the first three months of 2011 compared to $9,000 in the first three months of 2010.  Cash used in investing activities is almost exclusively comprised of capital expenditures.  We expect our cash capital expenditures to be approximately $300,000 for the remainder of 2011, primarily for additional infrastructure development for the carrier services and corporate services segments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash provided by financing activities was $1.1 million in the first three months of 2011, compared to $1.4 million in the first three months of 2010.  During 2011, we raised $139,000 from the sale of our common stock, compared to $456,000 in 2010.

Sources of Liquidity

As of March 31, 2011, we had cash and cash equivalents of approximately $11,000 and accounts receivable of approximately $2.3 million.  Our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from working capital requirements to support the growth and day-to-day operations of our business, principal and interest payments related to our financing obligations, capital expenditures and any additional funds that may be required for business expansion opportunities.  In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we may be required to secure letters of credit or bonds to do so.

Debt Service Requirements

During 2011, we repaid approximately $113,000 related to one of the promissory notes due to an unrelated party.  We expect to make four additional monthly payments of approximately $56,000 each to satisfy the remaining principal and interest obligations related to this note.  At March 31, 2011, we had approximately $4.1 million of current-term debt, substantially all of which is collateralized by a security interest in our accounts receivable.

Capital Instruments

During the first four months of 2011, we entered into subscription agreements with 11 accredited investors, under which we issued an aggregate of 2,989,082 shares of common stock and five year warrants to purchase 597,821 shares of the Company’s common stock and received net proceeds of $259,000.  The warrants are exercisable at prices ranging from $0.10 to $0.13 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

Critical Accounting Policies and Estimates

The Company has identified the policies and significant estimation processes below as critical to the Company’s business operations and to the understanding of the Company’s results of operations.  In many cases, the accounting treatment of a particular transaction is dictated by specific accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2010, included in our Annual Report on Form 10-K.  The preparation of the Company’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.   We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

The Company’s revenue is primarily derived from usage fees charged to carriers and corporations that terminate voice traffic over the Company’s network, and from the monthly recurring fees charged to customers that purchase the Company’s corporate products and services.

Variable revenue is earned based on the length (number of minutes duration) of a call. It is recognized upon completion of the call, and is adjusted to reflect customer billing adjustments.  Revenue for each customer is calculated from information received through the Company’s network switches.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Additionally, the majority of the Company’s monthly recurring charges for corporate services are billed in advance. To the extent that revenue received from the customer is related to services in the current month, it is recorded in the current month’s revenue. Any revenue received that is related to a future period is recorded as deferred revenue until the service is provided or the usage occurs.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and record an allowance for doubtful accounts, based on our history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, collection efforts have been exhausted and payments are not expected to be received.

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

In addition to the variable cost of revenue, we incur fixed expenses associated with the facilities comprising our network backbone and the connectivity between our switch facilities and the network backbone. These expenses generally include hubbing charges at our New York switching facility that allow other carriers to send traffic to our switch, as well as satellite and/or fiber optic cable charges to connect to international destinations.  Our fixed expenses also include monthly recurring charges associated with certain platform services purchased from other service providers and the monthly recurring costs associated with broadband Internet access and/or private line services purchased from other carriers to meet the needs of our corporate customers.

Intangible Assets and Goodwill Impairment Testing

Absent any circumstances that warrant testing at another time, we test goodwill and indefinite-lived intangible assets for impairment annually.  Impairment losses are recorded when indicators of impairment are present based primarily upon estimated future cash flows.

Income Taxes

The Company accounts for income taxes in accordance with the requirements under U.S. GAAP, which requires the recognition of deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our financial statements.  Deferred tax liabilities and assets are determined based on the temporary differences between the condensed consolidated interim financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse.  In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued an accounting standards update on stock compensation which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This new accounting guidance clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The accounting guidance is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on our consolidated financial position or results of operations.

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

In December 2010, the FASB issued an accounting standards update on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update provides amendments to accounting standards on Intangibles and Goodwill that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously, reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. The accounting guidance is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect this standard issuance to have a material impact on the consolidated financial statements.

We do not believe that any other recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated interim financial statements

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•

Any obligation under certain guarantee contracts

•

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets

•

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position

•

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of March 31, 2011, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel,  and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may, among other things, also be subject to service disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this section is not required for a smaller reporting company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On or about March 14, 2011, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 060260/11), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. The Company filed its response to the landlord’s claims on April 6, 2011. By Stipulation dated April 12, 2011, the landlord and the Company agreed to adjourn the appearance date in this proceeding until May 24, 2011, to allow the landlord and the Company time to work out a mutually agreeable payment schedule for the amounts owed. Although the parties are negotiating in good faith, to date they have not agreed upon a payment schedule, and there is no guarantee that the parties will be able to agree on a schedule or that the landlord will continue to agree to stay the proceeding until the Company pays the amounts due.

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

At March 31, 2011 we had a working capital deficit of approximately $10.7 million and a stockholders’ deficit of approximately $9.1 million. Although we have reduced our losses, we continue to sustain losses from operations and for the period ended March 31, 2011, and 2010 we incurred net losses applicable to common stockholders of approximately $1.4 million, and $1.7 million, respectively. In addition, we did not generate positive cash flow from operations for the periods ended March 31, 2011 and 2010. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets, consequently diluting our common stock.

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2010 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

We will require substantial future capital in order to continue to fund our operating expenses and to otherwise execute our business plan.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.  If we are unable to obtain additional financing or generate sufficient sales revenue as needed to sustain our operations, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all.

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

We have historically relied upon the sale of our equity securities and loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board of Directors, to fund our operations.  From January 1, 2011 through the date of this report, we raised approximately $259,000 from the sale of our securities through private placement financings and received approximately $1.7 million in new loans from Mr. Rosen.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2011.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our use of equity to fund operations is dilutive to stockholders and, depending upon the market price for our shares at the time of issuance, we may be required to issue shares at depressed prices.

Historically, we have funded our working capital requirements through the sale of our equity.  The use of our equity to fund operations is dilutive to the equity ownership of our securities by our existing stockholders.  Unless we are able to generate substantial revenues to fund our operating expenses, we will, in all likelihood, be required to continue to fund operations through the sale of our equity. Moreover, the dilutive effect of the issuance of shares on our stockholders is directly impacted by the market price for our shares at the time of issuance.  If we are required to issue shares at a time when the market price for our shares is depressed, we will issue more shares than if the market price was higher, and the dilutive effect on our stockholders will be greater.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

We could lose clients and expose ourselves to liability if there are any breaches to our network security systems, which could jeopardize the security of confidential information stored in our computer systems. In the last four years, we experienced two known breaches of network security, which resulted in a temporary failure of network operations, but did not result in any losses of confidential customer information or material financial losses. Any network failure could harm our ability to deliver certain services, damage our reputation and subject us to liability.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 19.9 million shares, or 14.9%, of our outstanding common stock, and is the second largest single voting bloc in the Company. Additionally, our directors and executive officers as a group currently beneficially own approximately 37.6 million shares, or 26.1% of our common stock. As a result, while neither West End nor our directors and officers as a group, have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enable both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. Their interests may differ from those of other stockholders.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Furthermore, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us, regardless of its merit, could result in substantial costs and divert the attention of our management from other business concerns, which in turn could harm our business.

Our common stock could become subject to the “Penny Stock” rules of the Commission, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

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

As of the date of this report, there were 137,439,239 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.  As of March 31, 2011, unexercised stock options to purchase 5,564,606 shares of our common stock, unexercised warrants to purchase 42,495,305 shares of our common stock and outstanding preferred stock convertible into 6,443,586 shares of common stock were outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2011 through the date of this report, the Company sold and issued to 11 accredited investors 2,989,082 shares of common stock and warrants to purchase 597,821 shares of the Company’s common stock at exercise prices ranging from $0.10 to $0.13 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds of approximately $259,000 are being used for general working capital purposes.  The securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.  These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

On April 27, 2011, the Company’s Chairman of the Board of Directors converted $175,000 in loans evidenced by promissory notes into 2,187,500 shares of the Company’s common stock and warrants to purchase 437,500 shares of the Company’s common stock exercisable at $0.10 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days before the conversion of the debt.  Also on April 27, 2011, another member of the Company’s Board of Directors converted a promissory note in the principal amount of $20,000 plus accrued and unpaid interest into 252,159 shares of the Company’s common stock and warrants to purchase 50,432 shares of the Company’s common stock exercisable at $0.10 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days before the conversion of the debt.  These securities were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
May 19, 2011	Chief Executive Officer

By: /s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
May 19, 2011	President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

Certification of the Chief Executive Officer

I, Matthew D. Rosen, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the "Report") of Fusion Telecommunications International, Inc., a Delaware corporation ("the Registrant");

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

4.     The Registrant’s other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)] for the Registrant and have:

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

(c)     Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)     Disclosed in this Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors;

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

 May 19, 2011

By: / s / MATTHEW D. ROSEN

      Matthew D. Rosen

      Chief Executive Officer

EXHIBIT 31.2

Certification of the Chief Financial Officer

I, Gordon Hutchins, Jr., certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the "Report") of Fusion Telecommunications International, Inc., a Delaware corporation ("the Registrant");

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

4.     The Registrant’s other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)] for the Registrant and have:

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

(c)     Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)     Disclosed in this Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors;

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

 May 19, 2011

 By: / s / GORDON HUTCHINS, JR.

       Gordon Hutchins, Jr.

       President, Chief Operating Officer, and Acting Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Fusion Telecommunications International, Inc., a Delaware corporation (the "Company"), does hereby certify that:

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

May 19, 2011             By: / s / MATTHEW D. ROSEN

                                                 Matthew D. Rosen

                                                 Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Fusion Telecommunications International, Inc., a Delaware corporation (the "Company"), does hereby certify that:

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

May 19, 2011             By: / s / GORDON HUTCHINS, JR.

                                                 Gordon Hutchins, Jr.

                                                 President, Chief Operating Officer, and Acting Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.