Form 10-Q
period 2011-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2011-08-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.      Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 12, 2011.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	144,474,138

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

 PART 1–FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 25,552	$ 20,370
Accounts receivable, net of allowance for doubtful accounts of
approximately $290,000 and $370,000, respectively	2,773,786	2,721,585
Prepaid expenses and other current assets	125,843	103,009
Assets held for sale	808	1,089
Current assets from discontinued operations	9,869	12,449
Total current assets	2,935,858	2,858,502
Property and equipment, net	918,374	1,124,398
Other assets:
Security deposits	14,580	13,330
Restricted cash	533,437	533,437
Intangible assets, net	368,852	409,000
Other assets	37,096	39,486
Total other assets	953,965	995,253
TOTAL ASSETS	$ 4,808,197	$ 4,978,153
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Promissory notes payable - non-related parties	$ 250,977	$ 683,870
Promissory notes payable - related parties	4,106,364	2,420,625
Capital lease/equipment financing obligations, current portion	1,963	4,550
Escrow payable	80,000	155,000
Accounts payable and accrued expenses	9,354,852	9,178,674
Current liabilities from discontinued operations	121,455	165,274
Total current liabilities	13,915,611	12,607,993
Long-term liabilities:
Other long-term liabilities	419,900	428,646
Total long-term liabilities	419,900	428,646
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 5,045
and 7,295 shares issued and outstanding	50	73
Common stock, $0.01 par value, 300,000,000 shares authorized,
143,829,151 and 132,010,498 shares issued and outstanding	1,438,291	1,320,105
Capital in excess of par value	136,455,855	135,613,755
Accumulated deficit	(147,421,510)	(144,992,419)
Total stockholders' deficit	(9,527,314)	(8,058,486)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,808,197	$ 4,978,153

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$ 10,643,036	$ 9,727,200	$ 20,847,316	$ 19,315,832
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization, shown separately below	9,655,765	8,753,785	18,801,395	17,417,554
Depreciation and amortization	148,530	207,909	317,068	439,785
Selling general and administrative expenses (including
$9,705 and $68,668 of stock-based compensation for the three months ended June 30, 2011 and 2010, respectively and $33,387 and $137,045 for the six months ended June 30, 2011 and 2010, respectively)	2,005,991	2,195,581	4,166,744	4,391,892
Advertising and marketing	819	17,425	5,382	21,196
Total operating expenses	11,811,105	11,174,700	23,290,589	22,270,427
Operating loss	(1,168,069)	(1,447,500)	(2,443,273)	(2,954,595)
Other income (expenses):
Interest income	61	120	157	243
Interest expense	(55,786)	(54,716)	(104,169)	(104,307)
Gain on settlements of debt	-	-	-	9,500
Other	21,134	3,862	109,829	8,729
Total other income (expenses)	(34,591)	(50,734)	5,817	(85,835)
Loss from continuing operations	(1,202,660)	(1,498,234)	(2,437,456)	(3,040,430)
Discontinued operations:
Income (loss) from discontinued operations	152	(86,982)	8,364	(88,355)
Net loss	$ (1,202,508)	$ (1,585,216)	$ (2,429,092)	$ (3,128,785)
Loss applicable to common stockholders:
Loss from continuing operations	$ (1,202,660)	$ (1,498,234)	$ (2,437,456)	$ (3,040,430)
Preferred stock dividends in arrears	(122,816)	(159,462)	(266,717)	(317,171)
Net loss from continuing operations applicable to common stockholders:	(1,325,476)	(1,657,696)	(2,704,173)	(3,357,601)
Income (loss) from discontinued operations	152	(86,982)	8,364	(88,355)
Net loss applicable to common stockholders:	$ (1,325,324)	$ (1,744,678)	$ (2,695,809)	$ (3,445,956)
Basic and diluted loss per common share:
Loss from continuing operations	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Loss per common share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)
Weighted average common shares outstanding:
Basic and diluted	139,666,939	108,396,957	136,151,459	102,960,496

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (2,429,092)	$ (3,128,785)
(Income) loss from discontinued operations	(8,364)	88,355
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,068	439,785
Bad debt expense	95,783	(4,651)
Stock-based compensation	33,387	137,045
Settlement of vendor liability	(75,000)	-
Gain on extinguishment of debt	-	(9,500)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(147,983)	(548,134)
Prepaid expenses and other current assets	(22,834)	(44,431)
Other assets	2,671	(15,215)
Payments of security deposits	(1,250)	(10,098)
Accounts payable and accrued expenses	144,338	2,820
Other long-term liabilities	(8,746)	(14,748)
Net cash used in operating activities	(2,100,022)	(3,107,557)
Cash flows from investing activities:
Purchase of property and equipment	(35,746)	(53,958)
Returns of restricted cash	-	10,000
Net cash used in investing activities	(35,746)	(43,958)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	484,080	2,611,940
Proceeds from the sale of common stock not yet issued	-	275,000
Proceeds from notes payable - related parties	1,975,740	1,248,000
Proceeds from notes payable - non-related parties	-	100,000
Payments on capital lease/equipment financing obligations	(2,587)	(5,010)
Repayments of notes payable - related parties	(95,000)	(245,000)
Repayments of notes payable - non-related parties	(182,893)	-
Net cash provided by financing activities	2,179,340	3,984,930
Net increase (decrease) in cash and cash equivalents from continuing operations	43,572	833,415
Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(38,390)	(24,856)
Net change in cash and cash equivalents:	5,182	808,559
Cash and cash equivalents, beginning of period	20,370	99,019
Cash and cash equivalents, end of period	$ 25,552	$ 907,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 19,421	$ 13,205
Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable - related parties to common stock	$ 195,000	$ 486,000
Conversion of notes payable - non related parties to common stock	$ 250,000	$ 200,000
Conversion of interest payable to common stock	$ 3,311	$ 19,982
Transfer from escrow payable to common stock	$ -	$ 321,417
Transfer from equity to escrow payable - shares to vendor, not yet issued	$ -	$ 75,000
Preferred stock converted into common stock	$ 2,500,000	$ -

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

During the three and six months ended June 30, 2011 and 2010, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Income taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  The Company is subject to income tax examinations by major taxing authorities for all tax years since inception and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. During the three and six month periods ended June 30, 2011, the Company recognized no adjustments for uncertain tax positions.

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

Unexercised options to purchase 5,286,174 and 5,912,875 shares of the Company’s common stock as of June 30, 2011 and 2010, respectively, and unexercised warrants to purchase 43,668,191 and 43,959,580 shares of the Company’s common stock as of June 30, 2011 and 2010, respectively, were not included in the computation of diluted loss per share because the inclusion of these securities would be anti-dilutive.  The net loss per common share calculation includes a provision for preferred stock dividends in the approximate amount of $267,000 and $317,000 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the Board of Directors had not declared any dividends on the Company’s preferred stock.  As of June 30, 2011, the Company has accumulated approximately $2,520,000 of preferred stock dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

Stock–based compensation

The Company accounts for stock-based compensation by recognizing the fair value of the compensation cost for all stock awards over their respective service periods (generally equal to the vesting period).  This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the date of grant using the Black-Scholes option-pricing model.  An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge.

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three and six months ended June 30, 2011 and 2010 includes compensation expense for stock-based payment awards granted prior to June 30, 2011 but not yet vested, based on the estimated grant date fair value. As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact of stock-based compensation expense on the Company’s results of continuing operations was approximately $10,000 and $69,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $33,000 and $137,000 for the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the six months ended June 30, 2011:

(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	5,722,375	$0.96
Granted	105,000	$0.09
Cancelled or expired	(541,201)	$1.20
Outstanding at June 30, 2011	5,286,174	$0.92
Exercisable at June 30, 2011	3,915,888	$1.20

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Six Months Ended June 30,
	2011	2010
Dividend yield	0.00%	0.00%
Stock volatility	138.1- 179.70%	127.95%
Average Risk-free interest rate	1.93- 2.46%	2.72%
Average option term (years)	4	4

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

As of June 30, 2011, there was approximately $57,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 1.89 years.

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

Restricted cash

As of June 30, 2011 and December 31, 2010, the Company had approximately $533,437 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit. This restricted cash is required as security deposits under the Company’s non-cancelable operating leases for office facilities.

2.   Going Concern

At June 30, 2011, the Company had a working capital deficit of 11.0 million and an accumulated deficit of $147.4 million.  The Company has continued to sustain losses from operations and has not generated positive cash flow from operations since inception.  Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the six months ended June 30, 2011, the Company raised approximately $2.4 million, net of expenses, from the issuance of related party promissory notes and the sale of its securities.  The Company cannot provide any assurances if and when it will be able to attain profitability.  These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(unaudited)
Prepaid insurance	$ 88,242	$ 59,805
Inventory	-	4,243
Other prepaid expenses	37,601	38,961
Total	$ 125,843	$ 103,009

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

4.     Discontinued Operations

In 2009, in order to streamline operations, reduce expenses, and focus on the development of the Company’s corporate services and carrier services segments, the Company eliminated the consumer services segment and restructured its overall operations.  In accordance with requirements under U.S. GAAP, the Company has classified the operating results of its consumer services segment as a discontinued operation in the accompanying condensed consolidated interim financial statements.  The June 30, 2011 and 2010 condensed consolidated interim financial statements have been adjusted for the Company’s discontinued consumer services segment.  The following table represents the assets and liabilities of the discontinued operations as of June 30, 2011 and December 31, 2010:

	June 30, 2011 (Unaudited)	December 31, 2010
Property and equipment, net	$9,869	$12,449
Total current assets reclassified to discontinued operations	$9,869	$12,449

Capital lease obligations, current portion	$99,517	$99,517
Accounts payable and accrued expenses	21,938	65,757
Current liabilities reclassified to discontinued operations	$121,455	$165,274

The operating results of the discontinued operations for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$ -	$ 1,617
Cost of revenues	-	-
Depreciation and amortization	2,580	12,178
Selling, general and administrative	(3,349)	77,794
Advertising and marketing	-	-
Other income (expense)	7,595	-
Net income (loss)	$ 8,364	$ (88,355)

5.      Intangible Assets

Identifiable intangible assets as of June 30, 2011 and December 31, 2010 are comprised of:

	June 30, 2011 (unaudited)		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$ 478,871	$ (177,903)	$ 478,871	$ (143,926)
Intellectual Property	86,397	(18,513)	86,397	(12,342)
Total	$ 565,268	$ (196,416)	$ 565,268	$ (156,268)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Amortization expense for the three months ended June 30, 2011 and 2010 was $19,815 and $16,988, respectively.  Amortization expense for the six months ended June 30, 2011 and 2010 was $40,148 and $33,976, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

Remaining six months ending December 31,	2011	40,148
Year ending December 31:	2012	79,626
	2013	78,912
	2014	78,912
	2015	78,911

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	( unaudited )
Trade accounts payable	$ 7,662,868	$ 7,773,241
Accrued expenses	571,002	551,266
Accrued payroll and vacation	97,499	140,341
Cost accrual	30,176	2,752
Interest payable	376,530	291,782
Deferred revenue	189,335	149,545
Other	427,442	269,747
	$ 9,354,852	$ 9,178,674

7.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

At June 30, 2011 and December 31, 2010, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Promissory notes payable - related parties	$ 4,106,364	$ 2,420,625
Promissory notes payable - non-related parties	250,977	683,870
Capital lease/equipment financing obligations	1,963	4,550
Total promissory notes payable and capital lease/equipment financing obligations	4,359,304	3,109,045
Less:
Current portion of capital lease/equipment financing obligations	(1,963)	(4,550)
Current portion of notes payable - related parties	(4,106,364)	(2,420,625)
Current portion of notes payable - non-related parties	(250,977)	(683,870)
Non-current portion of promissory notes payable and capital lease/equipment financing obligations	$ -	$ -

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

    Promissory notes payable –related parties

From 2007 through 2010, the Company borrowed an aggregate of $3,415,267 from Marvin Rosen, the Company’s Chairman of the Board of Directors.  These loans were evidenced by promissory notes bearing interest at rates ranging from 3% to 10% per annum.  Principal payments on the indebtedness related to these promissory notes through December 31, 2010 totaled $394,843.  In addition, at various times during 2010, Mr. Rosen converted a total of $724,800 of indebtedness evidenced by promissory notes into an aggregate of 5,320,002 shares of the Company’s common stock and warrants to purchase a total of 2,360,004 shares of the Company’s common stock.  The warrants are generally exercisable for a period of five years from the respective dates of conversion at exercises prices ranging from 120% to 150% of the closing price of the Company’s common stock at the time of the conversion.  All of the promissory notes grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable and are payable in full upon ten days notice from the lender.  To date, the Company has not received a demand for payment.

On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Mr. Rosen is a member.  This loan is evidenced by a promissory note, which initially matured on July 20, 2009, and bears an interest rate of 8% per annum. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  On the July 20, 2009 initial maturity date of the note, the note became a demand note pursuant to its terms, and the entire amount of this note remained outstanding at December 31, 2010 and June 30, 2011.  To date the Company has not received a demand for payment.

On April 27, 2011, Mr. Rosen converted $175,000 of previously issued promissory notes into 2,187,500 shares of the Company’s common stock and five-year warrants to purchase 437,500 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

During the first six months of 2011, the Company borrowed an additional $1,955,740 from Mr. Rosen, $95,000 of which was repaid during the period.  These loans were evidenced by 24 short-term promissory notes, each of which is payable in full upon ten days notice from the lender and bear interest at the rate of 3.25% per annum.  Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  The proceeds were used for general working capital purposes.  As of June 30, 2011, the principal amount of $1,860,740 pertaining to these notes remained outstanding and, to date the Company has not received a demand for payment.

On January 21, 2011, the Company borrowed $20,000 from a Director of the Company.  The note was payable in full upon ten days notice of demand from the lender, with accrued interest at the rate of 3.25% per annum, and granted the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  On April 27, 2011, the principal balance of this note, along with the accrued interest, was converted into 252,160 shares of the Company’s common stock and five-year warrants to purchase 50,432 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

At June 30, 2011 and December 31, 2010 the Company had outstanding notes payable to related parties in the amount of $4.1 million and $2.4 million, respectively.

Promissory notes payable –non-related parties

During 2008, the Company borrowed an aggregate of $375,000 from two stockholders, of which $333,870 remained outstanding as of December 31, 2010. The loans are evidenced by promissory notes which matured on various dates during the year ended December 31, 2010 and bear interest at the rate of 10% per annum.  These notes automatically converted to demand notes on their respective maturity dates whereupon the outstanding principal and all accrued interest on the notes became payable in full upon ten days notice from the lender.  Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  Principal payments for the six months ended June 30, 2011 totaled $182,893, and at June 30, 2011 approximately $150,977 remained outstanding.

Also during 2008, the Company borrowed $200,000 under a promissory note issued to an unrelated party.  During 2010 the lender converted $100,000 of this note into 769,231 shares of common stock and warrants to purchase 153,847 shares of common stock and agreed to extend the maturity date of the $100,000 balance of the loan to February 8, 2011 while increasing the interest rate to 12 percent (12%) per annum.  The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  The note was not repaid by the maturity date and remained outstanding as of June 30, 2011.  While the principal balance and all accrued interest are now payable in full upon ten days notice from the lender, the Company has not received a demand for payment. On August 5, 2011 $50,000 of the outstanding principal on this note and approximately $15,000 of accrued interest was converted into shares of the Company's common stock (see Note 13).

On December 22, 2010, the Company borrowed $250,000 from an unrelated party, evidenced by a promissory note which is payable in full upon ten days notice from the lender and bears interest at the rate of 3.25% per annum.  On May 11, 2011 the entire principal balance of this note, along with $3,139 of accrued interest, was converted into 2,531,387 shares of the Company’s common stock and 5-year warrants to purchase 506,278 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

8.     Equity Transactions

During the first six months of 2011, the Company entered into subscription agreements with 15 accredited investors, under which the Company issued an aggregate of 5,045,787 shares of common stock and five-year warrants to purchase 1,009,162 shares of the Company’s common stock for aggregate consideration of $0.5 million.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

As previously discussed in Note 7, two of the Company’s directors and one unrelated note holder converted an aggregate of $445,000 of promissory notes that were payable on demand into an aggregate of 4,971,047 shares of the Company’s common stock and warrants to purchase 994,210 shares of the Company’s common stock.

On May 16, 2011, an accredited investor converted 1,500 shares of Series A-1 Preferred Stock with an aggregate liquidation preference of $1.5 million into 898,204 shares of the Company’s common stock.  Also on May 16, 2011, this same investor converted 750 shares of Series A-2 Preferred Stock with an aggregate liquidation preference of $750,000 into 903,615 shares of common stock.  These conversions were made in accordance with the respective terms of the preferred stock.

As of June 30, 2011, the Company is authorized to issue 300,000,000 shares of common stock, and there were 143,829,121 shares of common stock issued and outstanding.

9.     Recently Adopted and Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post-retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This new accounting guidance clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The accounting guidance is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated interim financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

10.    Commitments and Contingencies

Legal Matters

On or about March 14, 2011, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 060260/11), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. The Company filed its response to the landlord’s claims on April 6, 2011. By Stipulation dated July 5, 2011, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of $228,645 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. To date, the Company has complied with all of its obligations under the Stipulation. We anticipate that this matter will be resolved in the manner indicated in the Stipulation, and that the final payment under the Stipulation will be made on or about November 15, 2011. The accompanying consolidated financial statements fully reflect the amounts owed to the landlord by the Company as of the date of the financial statements.

On July 30, 2008, a vendor that provided management consulting and software systems services filed a complaint in the Supreme Court for the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for certain payments to the vendor by the Company, providing for the mutual release of all claims, and agreeing to the dismissal of the case. As of June 30, 2011, the Company's obligations under this agreement have been paid in full, and they are reflected in the accompanying consolidated financial statements.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Other Matters

In September 2008, the Company entered into a settlement agreement with a vendor providing, in part, that the Company issue common stock in the amount of $75,000 to the vendor in settlement of a debt. However, due to a failure by the vendor to perform its obligations under the settlement agreement, the Company never actually issued the shares, resulting in a transfer from equity to escrow payable in 2010 in the amount of $75,000, and an adjustment to the number of shares issued and outstanding.  On February 10, 2011, the Company executed a settlement agreement with the vendor which released the Company of all liability with respect to this matter.  As a result, the Company reduced its escrow payable amount and recorded other income of $75,000 in the first six months of 2011.

11.    Segment Information

The Company complies with the accounting and reporting requirements on Disclosures about Segments of an Enterprise and Related Information. The guidance requires disclosures of segment information on the basis that is used internally for evaluating segment performance and for determining the allocation of resources to the operating segments.

The Company has two reportable segments that it operates and manages – corporate services and carrier services. These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and gross profit margins.  The Company’s executive, administrative and support costs are allocated to the Company’s operating segments and are included in segment income.  The Company’s segments and their principal activities consist of the following:

Carrier Services

Carrier Services includes the termination of carrier traffic utilizing VoIP technology as well as traditional TDM (circuit switched) technology.  VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than does TDM technology.  The Company currently interconnects with over 270 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Unaudited operating segment information for the three and six months ended June 30, 2011 and 2010 is summarized as follows:

Three Months Ended June 30, 2011

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$ 10,076,009	$ 567,027	$ -	$ 10,643,036
Cost of revenues (exclusive of
depreciation and amortization)	9,286,892	368,874		9,655,766
Depreciation and amortization	145,296	3,234		148,530
Selling, general and administrative expenses	1,100,303	905,688		2,005,991
Advertising and marketing	-	818		818
Other expenses	20,088	14,503		34,591
Loss from continuing operations	$ (476,570)	$ (726,090)	$ -	$ (1,202,660)

Total assets	$ 3,001,350	$ 1,772,399	$ 34,448	$ 4,808,197

Three Months Ended June 30, 2010

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$ 9,316,018	$ 411,182		$ 9,727,200
Cost of revenues (exclusive of depreciation and amortization)	8,516,789	236,996		8,753,785
Depreciation and amortization	201,075	6,834		207,909
Selling, general and administrative expenses	1,533,270	662,311		2,195,581
Advertising and marketing	-	17,425		17,425
Other expenses	35,007	15,727		50,734
Loss from continuing operations	$ (970,123)	$ (528,111)	$ -	$ (1,498,234)

Total assets	$ 4,189,434	$ 760,236	$ 1,330,321	$ 6,279,991

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Six Months Ended June 30, 2011

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$ 19,760,202	$ 1,087,114	$ -	$ 20,847,316
Cost of revenues (exclusive of depreciation and amortization)	18,104,966	696,429		18,801,395
Depreciation and amortization	313,820	3,248		317,068
Selling, general and administrative expenses	2,295,909	1,870,835		4,166,744
Advertising and marketing	58	5,324		5,382
Other expenses (income)	6,209	(12,026)		(5,817)
Loss from continuing operations	$ (960,760)	$ (1,476,696)	$ -	$ (2,437,456)
Capital expenditures	$ 27,604	$ 826	$ 7,316	$ 35,746

Six Months Ended June 30, 2010

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$ 18,523,250	$ 792,582	$ -	$ 19,315,832
Cost of revenues (exclusive of depreciation and amortization)	16,953,617	463,937		17,417,554
Depreciation and amortization	425,930	13,855		439,785
Selling, general and administrative expenses	2,994,519	1,397,373		4,391,892
Advertising and marketing	-	21,196		21,196
Other expenses (income)	59,226	26,609		85,835
Loss from continuing operations	$ (1,910,042)	$ (1,130,388)	$ -	$ (3,040,430)
Capital expenditures	$ -	$ -	$ 53,958	$ 53,958

12.    Related Party Transactions

In addition to the financing transactions discussed in Notes 7 and 13, on March 29, 2011 the Company entered into a Desk Space Use and Occupancy Agreement with an entity affiliated with Mr. Rosen.  Under the terms of the agreement, Mr. Rosen's affiliate will be able to utilize a portion of the Company’s leased office space in New York City for a fee of $9,000 per month.  The term of the agreement runs from April 15, 2011 to October 14, 2011.  The Company believes that the fee it is receiving under this agreement is comparable to what it would receive had the agreement been entered into with an unrelated third party.

13.    Subsequent Events

Between July 1, and August 10, 2011, Mr. Rosen loaned the Company an additional $500,000.  These loans were evidenced by four promissory notes with terms identical to the promissory notes issued to Mr. Rosen during the first six months of 2011.

On August 5, 2011, one of the Company’s unrelated noteholders converted $50,000 of outstanding principal and approximately $15,000 of accrued interest into 644,987 shares of the Company’s common stockand 5-year warrants to purchase 128,998 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a strong focus in recent years on VoIP termination to emerging markets. We have focused on growing our existing customer base, which was primarily U.S. based, through the addition of a broad range of new international customers. We have also focused on expanding the Company’s vendor base through the addition of direct VoIP terminating arrangements to many new countries, including many emerging markets. Although we believe that the carrier business segment continues to be of significant value to our long term strategy, ongoing competitive and pricing pressures have caused us to increase our focus on the higher margin corporate business segment and to expand our efforts to market to small and mid-sized corporations, as well as large enterprises, using both our direct and partner distribution channels.

While our corporate business segment is still a relatively small portion of our revenue base, we will continue to increase our emphasis on this segment and increase the percentage of the Company’s total revenues contributed by the corporate business segment. We believe that this will complement the Company’s carrier business segment by providing higher margins and a more stable customer base.

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

Operating Expenses

We manage our business segments based on gross margin, which is net revenue less the cost of revenue, and on net profitability. Although our infrastructure is largely built to support all business segments and products, many of the infrastructure costs, selling, general and administrative expenses and capital expenditures can be specifically associated with one of our two business segments. The majority of our operations, engineering, information systems, and finance personnel are assigned to either the corporate services or carrier services business segment for costing purposes, while a relatively small number of personnel are considered “overhead” and allocated to the segments as appropriate. For segment reporting purposes, common overhead expenses are generally allocated based on percentage of utilization of resources unless the items can be specifically identified to one of the business segments. Our operating expenses are categorized as cost of revenues, depreciation and amortization, selling, general and administrative expenses, and advertising and marketing.

Cost of revenues includes costs incurred in the operation of our leased network facilities, as well as the purchase of voice termination, Internet access, private line, and other services from telecommunications carriers and Internet Service Providers. We continue to work to lower the variable component of the cost of revenues through the use of least cost routing, and through on-going negotiation of usage-based costs with our many domestic and international service providers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenues	$ 10,643,036	100.0%	$ 9,727,200	100.0%	$ 20,847,316	100.0%	$ 19,315,832	100.0%
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization	9,655,765	90.7%	8,753,785	90.0%	18,801,395	90.2%	17,417,554	90.2%
Depreciation and amortization	148,530	1.4%	207,909	2.1%	317,068	1.5%	439,785	2.3%
Selling general and administrative	2,005,991	18.8%	2,195,581	22.6%	4,166,744	20.0%	4,391,892	22.7%
Advertising and marketing	819	0.0%	17,425	0.2%	5,382	0.0%	21,196	0.1%
Total operating expenses	11,811,105	111.0%	11,174,700	114.9%	23,290,589	111.7%	22,270,427	115.3%
Operating loss	(1,168,069)	-11.0%	(1,447,500)	-14.9%	(2,443,273)	-11.7%	(2,954,595)	-15.3%
Interest expense, net	(55,725)	-0.5%	(54,596)	-0.6%	(104,012)	-0.5%	(104,064)	-0.5%
Other income	21,134	0.2%	3,862	0.0%	109,829	0.5%	18,229	0.1%
Total other (expenses) income	(34,591)	-0.3%	(50,734)	-0.5%	5,817	0.0%	(85,835)	-0.4%
Loss from continuing operations	$ (1,202,660)	-11.3%	$ (1,498,234)	-15.4%	$ (2,437,456)	-11.7%	$ (3,040,430)	-15.7%

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenues

Consolidated revenues were $10.6 million during the three months ended June 30, 2011, compared to $9.7 million during the three months ended June 30, 2010, an increase of $0.9 million or 9.4%.  Revenues for the carrier services segment were $10.1 million during the three months ended June 30, 2011, compared to $9.3 million during the three months ended June 30, 2010, an increase of $0.8 million or 8.2%.  The second quarter saw a 20% increase in minutes transmitted over our network, the effect of which was partially offset by a 10% decrease in the blended rate per minute of the traffic terminated.    Revenues for the corporate services segment were $0.6 million during the three months ended June 30, 2011, an increase of 37.9% over the three months ended June 30, 2010, as we continued to grow the customer base for this segment.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $9.7 million during the three months ended June 30, 2011, compared to $8.8 million during the three months ended June 30, 2010, an increase of $0.9 million, or 10.3%.  Consolidated gross margin for the second quarter of 2011 was 9.3%, compared to 10.0% for the second quarter of 2010.

Gross margin for the carrier services segment was 7.8% during the second quarter of 2011, compared to 8.6% during the second quarter of 2010, mainly due to the lower blended rate per minute of traffic terminated, partially offset by lower fixed costs.  Gross margin for corporate services during the second quarter of 2011 was 34.9%, compared with 42.4% during the three months ended June 30, 2010.  The decrease in gross margin during the period was mainly due to price discounts granted to certain customers in 2011 in response to increased competition experienced in this sector.

Depreciation and Amortization

Depreciation and amortization decreased $59,000 to $0.1 million during the three months ended June 30, 2011, from $0.2 million during the three months ended June 30, 2010, as more assets became fully depreciated during the period than were placed into service.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $0.2 million during the second quarter of 2011 compared to the second quarter of 2010.  The decrease was primarily due to reductions in rent expense in connection with the renewal of the lease at our network facility in New York City and employee compensation costs resulting from reduced headcount and lower stock-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses decreased by approximately $17,000 in the three months ended June 30, 2011 compared to the same period in 2010, due to reduced spending on promotional materials related to our corporate services business.

Operating Loss

Our operating loss of $1.2 million in the three months ended June 30, 2011 represents a decrease of $0.3 million, or 19.3%, from the three months ended June 30, 2010.  The decrease in operating loss was primarily attributable to decreases in depreciation expense and selling, general, and administrative expenses and, to a lesser extent, higher revenues and the related increase in gross profit.

Interest Expense

Interest expense, net of interest income, of approximately $56,000 for the three months ended June 30, 2011 was largely unchanged from the same period in 2010.

Other Income

Total other income, net of other expenses, increased by $17,000 in the second quarter of 2011 compared to the second quarter of 2010, mainly due to an increase in late payment fees charged to customers and other non-operating gains.

Discontinued Operations

Our loss from discontinued operations decreased by $0.1 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, mainly due to legal fees we incurred in 2010 related to the discontinued consumer segment that were not present in 2011.

Net Loss

Net loss decreased during the second quarter of 2011 to $1.2 million, from $1.6 million second quarter of 2010, due to the reduced operating loss and reduced loss on discontinued operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenues

Consolidated revenues were $20.8 million for the first six months of 2011, compared to $19.3 million for the first six months of 2010, an increase of $1.5 million, or 7.9%.  Carrier services revenue of $19.8 million increased by $1.2 million, or 6.7%, over the same period of a year ago, mainly due to a 9.7% increase in the number of minutes transmitted over our network, partially offset by a 2.7% decrease in the blended rate per minute of traffic terminated.  Revenues for the corporate services segment increased $0.3 million, or 37.2%, to $1.1 million for the first six months of 2011 compared to the first six months of 2010 as we continued to grow the customer base for this segment.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $18.8 million for the first six months of 2011, compared to $17.4 million during the first six months of 2010.  Consolidated gross margin of 9.8% for the first six months of 2011 was essentially unchanged from the same period of a year ago.

Gross margin for the carrier services segment was 8.4% during for the first six months of 2011, compared to 8.5% for the first six months of 2010, as the decrease in the blended rate per minute of traffic terminated was largely offset by a reduction in fixed costs during the period.  Gross margin for corporate services for the first six months of 2011 was 35.9%, compared with 41.5% during the first six months of 2010.  The decrease in gross margin during the period was mainly due to price discounts granted to certain customers in 2011 in order to secure long-term business and expand our customer base.

Depreciation and Amortization

Depreciation and amortization decreased by $0.1 million to $0.3 million during the first six months of 2011, as more assets became fully depreciated during the period than were placed into service.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $0.2 million during the first six months of 2011 compared to the first six months of 2010.  The decrease was primarily due to reductions in rent expense and employee compensation costs, partially offset by an increase in bad debt expense and higher agent commissions associated with the growth of the corporate services business.

Advertising and Marketing

Advertising and marketing expenses decreased by approximately $16,000 in the first six months of 2011 compared to the same period in 2010, due to reduced spending on promotional materials related to our corporate services business.

Operating Loss

Our operating loss of $2.4 million in the first six months of 2011 represents a decrease of $0.5 million, or 17.1%, from the first six months of 2010.  The decrease in operating loss was primarily attributable to an increase in gross profit and decreases in depreciation expense and selling, general, and administrative expenses.

Interest Expense

Interest expense, net of interest income, of $0.1 million for the first six months ended June 30, 2011 was largely unchanged from the same period in 2010.

Other Income

Total other income, net of other expenses, increased by $0.1 million in the first six months of 2011 compared to the first six months of 2010, mainly due to the settlement of a dispute with a vendor which released the Company from any financial obligation related to the dispute and resulted in a reduction to our escrow payable in the amount of $75,000.

Discontinued Operations

The income from our discontinued retail segment in the first six months 2011 of approximately $8,000 is mainly the result of cash we received from a former customer of this segment for a balance we had previously written off and a favorable adjustment to stock-based compensation expense, compared to a loss of approximately $0.1 million during the first six months of 2010, which was mainly driven by higher legal fees related to this segment.

Net Loss

Net loss decreased $0.7 million during the first six months of 2011 to $2.4 million, from $3.1 million in the first six months of 2010, mainly due to reductions in operating loss and losses from discontinued operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we have yet to generate positive cash flow from operations.  As of June 30, 2011, we had a stockholders’ deficit of $9.5 million, as compared to $8.1 million at December 31, 2010, and a working capital deficit of $11.0 million, as compared to $9.7 million at December 31, 2010.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.

We have historically relied upon the sale of our equity securities and loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board of Directors, to fund our operations.  From January 1, 2011 through the date of this report, we raised approximately $0.5 million from the sale of our securities through private placement financings and received $2.4 million in new loans from Mr. Rosen.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2011.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

Our management is also seeking to supplement the funds available from the sale of our securities and from our borrowings with the financing of our accounts receivable or other similar financing arrangements, in order to further address the Company’s short-term liquidity challenge.  For the long-term, we seek to continue to grow both the corporate and carrier segments of our business in order to ultimately achieve positive cash flow.  We will also consider seeking strategic partners and/or acquisition candidates that we believe will be accretive to earnings and offer synergies that will assist in achieving revenue growth and profitability.

In the event that we are unable to secure the necessary funding to meet our working capital requirements, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets, or possibly curtail or even cease operations.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
	2011	2010
Cash from continuing operations:
Cash used in operating activities	$ (2,100,022)	$ (3,107,557)
Cash used in investing activities	(35,746)	(43,958)
Cash provided by financing activities	2,179,340	3,984,930
Increase (decrease) in cash and cash equivalents from continuing operations	43,572	833,415
Cash from discontinued operations	(38,390)	(24,856)
Net increase (decrease) in cash and cash equivalents	5,182	808,559
Cash and cash equivalents, beginning of period	20,370	99,019
Cash and cash equivalents, end of period	$ 25,552	$ 907,578

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Cash used in operating activities was $2.1 million during the first six months of 2011, compared to $3.1 million in the first six months in 2010.  The decrease is mainly due to a lower operating loss, improved collections of accounts receivable and increases in accounts payable and accrued expenses.  As we continue to implement our business strategy with our carrier services and corporate services business segments we expect that our net cash flows from operating activities will continue to improve.

Cash used in investing activities was $36,000 in the first six months of 2011 compared to $44,000 in the first six months of 2010.  Cash used in investing activities is almost exclusively comprised of capital expenditures.  We expect our cash capital expenditures to be approximately $200,000 for the remainder of 2011, primarily for additional infrastructure development for the carrier services and corporate services segments.

Cash provided by financing activities was $2.2 million in the first six months of 2011, compared to $4.0 million in the first six months of 2010.  During 2011, we raised $0.5 million from the sale of our common stock, compared to $2.9 million in 2010.  We also raised $2.0 million from new borrowings in 2011, compared with $1.3 million in 2010.

Sources of Liquidity

As of June 30, 2011, we had cash and cash equivalents of approximately $26,000 and accounts receivable of approximately $2.8 million.  Our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from working capital requirements to support the growth and day-to-day operations of our business, principal and interest payments related to our financing obligations, capital expenditures and any additional funds that may be required for business expansion opportunities.  In some situations, we may be required to guarantee payment or performance under agreements, and in these circumstances we may be required to secure letters of credit or bonds to do so.   These instruments may further limit unrestricted cash and cash equivalents, and may place a further strain on our liquidity.

Debt Service Requirements

During the first six months of 2011, we repaid $0.2 million related to promissory notes held by unrelated parties.  For the remainder of 2011, we expect to make additional payments aggregating to $0.2 million to satisfy the remaining principal and interest obligations related to these notes.  At June 30, 2011, we had $4.4 million of current-term debt, substantially all of which is collateralized by a security interest in our accounts receivable.

Capital Instruments

During the first six months of 2011, we entered into subscription agreements with 15 accredited investors, under which we issued an aggregate of 5,045,787 shares of our common stock and five year warrants to purchase 1,009,162 shares of common stock and received net proceeds of $0.5 million.  The warrants are exercisable at prices ranging from $0.10 to $0.14 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

Also during the first six months of 2011, two of our directors and one unrelated note holder converted an aggregate of $445,000 of  indebtedness evidenced by promissory notes that were payable on demand into an aggregate of 4,971,047 shares of our common stock and warrants to purchase 994,210 shares of common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations.  In many cases, the accounting treatment of a particular transaction is dictated by specific accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2010, included in our Annual Report on Form 10-K.  The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.   We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

Our revenue is primarily derived from usage fees charged to carriers and corporations that terminate voice traffic over our network, and from the monthly recurring fees charged to customers that purchase our corporate products and services.

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

Revenue earned from monthly services provided to our corporate services customers are fixed and recurring in nature, and are contracted for over a specified period of time. The initial start of revenue recognition is after the provisioning, testing and acceptance of the service by the customer. The charges continue to bill until the expiration of the contract, or until cancellation of the service by the customer.

Additionally, the majority of the Company’s monthly recurring charges for corporate services are billed in advance. To the extent that any cash received is related to a future period, it is recorded as deferred revenue until the service is provided or the usage occurs.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and record an allowance for doubtful accounts, based on our history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, collection efforts have been exhausted and payment is not expected to be received.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Impairment of Long-Lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the asset is impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the asset. We did not record any impairment of long-lived assets in the first six months of 2011 and 2010.

Income Taxes

We account for income taxes in accordance with U.S. GAAP, which requires the recognition of deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the condensed consolidated interim financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse.  In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post-retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard did not have a material impact on our financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This new accounting guidance clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The accounting guidance is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides amendments to Topic 820 effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Early adoption is not permitted for public entities. The Company has determined that the adoption of ASU 2011-04 will not have a material impact on its results of operations or its financial position.

 We do not believe that any other recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated interim financial statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•      Any obligation under certain guarantee contracts

•      Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets

•      Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position

•      Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of June 30, 2011, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

On or about March 14, 2011, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 060260/11), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. The Company filed its response to the landlord’s claims on April 6, 2011. By Stipulation dated July 5, 2011, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of $228,645 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. To date, the Company has complied with all of its obligations under the Stipulation. We anticipate that this matter will be resolved in the manner indicated in the Stipulation, and that the final payment under the Stipulation will be made on or about November 15, 2011.

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

At June 30, 2011 we had a working capital deficit of $11.0 million and a stockholders’ deficit of $9.5 million. Although we have reduced our losses, we continue to sustain losses from operations and for the six months ended June 30, 2011, and 2010 we incurred net losses applicable to common stockholders of $2.7 million, and $3.4 million, respectively. In addition, we did not generate positive cash flow from operations for the six months ended June 30, 2011 and 2010. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, which would require us to raise funds from the capital markets, consequently diluting our common stock.

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

We will require substantial amounts of future capital in order to continue to fund our operating expenses and to otherwise execute our business plan.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.  If we are unable to obtain additional financing or generate sufficient sales revenue as needed to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, which would result in our recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all.

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

We have historically relied upon the sale of our equity securities and loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board of Directors, to fund our operations.  From January 1, 2011 through the date of this report, we raised $0.5 million from the sale of our securities through private placement financings and received $2.4 million in new loans from Mr. Rosen.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2011.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent upon third party equipment suppliers for equipment, software, and hardware components, including Cisco, Nextone, BroadSoft, and Veraz. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources of supply, if and as required, it could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected.

We rely on the cooperation of other international carriers and/or postal telephone and telegraph companies (PTTs), who may not always cooperate with us in our attempts to serve a specific country or market.

In some cases, the growth of our carrier services business requires the cooperation of other international carriers and/or the incumbent PTT in order to provide services to or from specific countries or markets. In the event the PTT, or another in-country international carrier, does not cooperate with us or support us in our efforts to serve that country, our ability to provide service to or from that country may be delayed, or the costs to provide service might increase due to our being forced to use another more expensive carrier. If we are unable to develop and maintain successful relationships with other international carriers and PTT’s, our ability to service an important market could be prevented or adversely affected.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

In the U.S., our products and services are generally subject to varying degrees of federal, state, and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications and/or regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

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

A large percentage of our carrier services revenues are provided by a limited number of customers. Specifically, our five largest customers accounted for approximately 53.8% and 66.4% of our revenues for the years ended December 31, 2010, and December 31, 2009, respectively. The terms of the customer’s agreements do not contractually bind the customer to continue using our services and, if our business with these customers were to significantly decrease or cease altogether, it could have a negative impact on our revenues and cash flow.

Risks Related to Our Common Stock

Although our shares are widely dispersed, two voting blocs may influence the outcome of matters submitted to a vote of our stockholders; and the interests of these voting blocs may differ from other stockholders.

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 19.9 million shares, or 13.7%, of our outstanding common stock, and is the second largest single voting bloc in the Company. Additionally, our directors and executive officers as a group currently beneficially own approximately 41 million shares, or 26% of our common stock. As a result, while neither West End nor our directors and officers as a group have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enables both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. Their interests may differ from those of other stockholders.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

The issuance of our common stock upon the exercise of options or warrants or the conversion of outstanding convertible securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of the date of this report, there were 143,829,151 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.  As of June 30, 2011, unexercised stock options to purchase 5,286,174 shares of our common stock, unexercised warrants to purchase 43,668,191 shares of our common stock and preferred stock convertible into 6,834,278 shares of common stock were outstanding.

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock are currently issued and outstanding. Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, the Company sold and issued to eight accredited investors 3,440,786 shares of common stock and warrants to purchase 668,160 shares of the Company’s common stock at exercise prices ranging from $0.10 to $0.14 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds of $345,000 are being used for general working capital purposes.  The securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.  These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

On April 27, 2011, the Company’s Chairman of the Board of Directors converted $175,000 in loans evidenced by promissory notes into 2,187,500 shares of the Company’s common stock and warrants to purchase 437,500 shares of the Company’s common stock exercisable at $0.10 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days before the conversion of the debt.  Also on April 27, 2011, another member of the Company’s Board of Directors converted a promissory note in the principal amount of $20,000 plus accrued and unpaid interest into 252,159 shares of the Company’s common stock and warrants to purchase 50,432 shares of the Company’s common stock exercisable at $0.10 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days before the conversion of the debt.  On May 11, 2011 an unrelated party converted a promissory note with a principal balance of $250,000, along with $3,139 of accrued interest, into 2,531,387 shares of the Company’s common stock and 5-year warrants to purchase 506,278 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  These securities were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
August 15, 2011	Chief Executive Officer

By: /s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
August 15, 2011	President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

EXHIBIT 31.1

Certification of the Chief Executive Officer

I, Matthew D. Rosen, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Report") of Fusion Telecommunications International, Inc., a Delaware corporation ("the Registrant");

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

August 15, 2011

By: / s / MATTHEW D. ROSEN

      Matthew D. Rosen

      Chief Executive Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

EXHIBIT 31.2

Certification of the Chief Financial Officer

I, Gordon Hutchins, Jr., certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Report") of Fusion Telecommunications International, Inc., a Delaware corporation ("the Registrant");

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

August 15, 2011

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

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

August 15, 2011             By: / s / MATTHEW D. ROSEN

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES

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

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

August 15, 2011             By: / s / GORDON HUTCHINS, JR.

                                                 Gordon Hutchins, Jr.

                                                 President, Chief Operating Officer and Acting Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.