Form 10-Q
period 2011-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2011-11-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.      Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 9, 2011.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	148,254,997

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	September 30, 2011 (unaudited)	December 31, 2010
Statement of Financial Position
ASSETS
Current assets:
Cash and cash equivalents	$21,875	$20,370
Accounts receivable, net of allowance for doubtful accounts of approximately $240,000 and $370,000, respectively	2,630,207	2,721,585
Prepaid expenses and other current assets	265,341	103,009
Assets held for sale	668	1,089
Current assets from discontinued operations	8,579	12,449
Total current assets	2,926,670	2,858,502
Property and equipment, net	852,338	1,124,398
Other assets:
Security deposits	14,580	13,330
Restricted cash	537,926	533,437
Intangible assets, net	348,778	409,000
Other assets	29,654	39,486
Total other assets	930,938	995,253
TOTAL ASSETS	$4,709,946	$4,978,153
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Promissory notes payable - non-related parties	$208,382	$683,870
Promissory notes payable - related parties	4,913,364	2,420,625
Capital lease/equipment financing obligations, current portion	1,963	4,550
Escrow payable	80,000	155,000
Accounts payable and accrued expenses	9,272,352	9,178,674
Current liabilities from discontinued operations	114,545	165,274
Total current liabilities	14,590,606	12,607,993
Long-term liabilities:
Other long-term liabilities	405,512	428,646
Total long-term liabilities	405,512	428,646
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 5,045 and 7,295 shares issued and outstanding	50	73
Common stock, $0.01 par value, 300,000,000 shares authorized, 146,503,672 and 132,010,498 shares issued and outstanding	1,465,037	1,320,105
Capital in excess of par value	136,781,225	135,613,755
Accumulated deficit	(148,532,484)	(144,992,419)
Total stockholders' deficit	(10,286,172)	(8,058,486)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,709,946	$4,978,153

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Month's Ended September 30,
	2011	2010	2011	2010
Income Statement

Revenue	$9,931,247	$11,149,973	$30,778,563	$30,465,806
Operating expenses:
Cost of revenues exclusive of depreciation and amortization	8,820,457	10,108,777	27,621,852	27,526,331
Depreciation and amortization	101,137	198,106	418,205	637,891
Selling general and administrative expenses (including $38,603 and $101,897 of stock-based compensation for the three months ended September 30, 2011 and 2010, respectively and $71,991 and $238,942 for the nine months ended September 30, 2011 and 2010, respectively)	2,051,647	2,202,399	6,218,391	6,594,291
Advertising and marketing	1,613	15,358	6,995	36,554
Total operating expenses	10,974,854	12,524,640	34,265,443	34,795,067
Operating loss	(1,043,607)	(1,374,667)	(3,486,880)	(4,329,261)
Other income (expenses):
Interest income	4,567	141	4,724	384
Interest expense	(41,999)	(42,662)	(146,168)	(146,969)
Other	(27,101)	160,161	82,728	178,390
Total other income (expenses)	(64,533)	117,640	(58,716)	31,805
Loss from continuing operations	(1,108,140)	(1,257,027)	(3,545,596)	(4,297,456)
Discontinued operations:
Discontinued operations	(2,833)	6,224	5,531	(82,132)
Net loss	$(1,110,973)	$(1,250,803)	$(3,540,065)	$(4,379,588)
Loss applicable to common stockholders:
Loss from continuing operations	$(1,108,140)	$(1,257,027)	$(3,545,596)	$(4,297,456)
Preferred stock dividends in arrears	(101,729)	(147,099)	(368,446)	(436,501)
Net loss from continuing operations applicable to common stockholders:	(1,209,869)	(1,404,126)	(3,914,042)	(4,733,957)
Discontinued operations	(2,833)	6,224	5,531	(82,132)
Net loss applicable to common stockholders:	(1,212,702)	(1,397,902)	(3,908,511)	(4,816,089)
Basic and diluted loss per common share:
Loss from continuing operations per common share	$($0.01)	$($0.01)	$($0.03)	$($0.04)
Loss from discontinued operations per common share	($0.00)	$ 0.00	$ 0.00	($0.00)
Loss per common share	$($0.01)	$($0.01)	$($0.03)	$($0.04)
Weighted average common shares outstanding:
Basic and diluted	144,588,746	125,861,331	138,994,794	110,401,741

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

-

Nine Months Ended September 30,
	2011	2010
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(3,540,065)	$(4,379,588)
Discontinued operations	(5,531)	82,132
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418,205	637,891
Loss on disposal of fixed assets	24,614
Bad debt expense	150,407	(17,954)
Stock-based compensation	71,991	238,942
Settlement of vendor liability	(75,000)	(159,500)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(59,029)	(478,904)
Prepaid expenses and other current assets	(162,333)	(42,040)
Other assets	10,254	8,109
Payments of security deposits	(1,250)	(10,099)
Accounts payable and accrued expenses	58,338	(165,695)
Other long-term liabilities	(23,134)	107,507
Net cash used in operating activities	(3,132,533)	(4,179,199)
Cash flows from investing activities:
Purchase of property and equipment	(57,387)	(146,170)
Increase in restricted cash	(4,490)	(285,046)
Net cash used in investing activities	(61,877)	(431,216)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	681,005	3,582,815
Proceeds from the sale of common stock not yet issued	0	50,000
Proceeds from notes payable - related parties	3,014,740	1,348,000
Proceeds from notes payable - non-related parties	208,382.00	100,000
Payments on capital lease/equipment financing obligations	208,382	(9,373)
Repayments of notes payable - related parties	(277,000)	(245,000)
Repayments of notes payable - non-related parties	(383,870)	(10,155)
Net cash provided by financing activities	3,240,670	4,816,287
Net increase (decrease) in cash and cash equivalents from continuing operations	46,260	205,872
Cash flows from discontinued operations:
Cash used in provided by operating activities of discontinued operations	(44,755)	(47,403)
Net change in cash and cash equivalents:
Net change in cash and cash equivalents	1,505	158,469
Cash and cash equivalents - start of period	20,370	99,019
Cash and cash equivalents - end of period	$21,875	$257,488

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,421	$40,247
Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable - related parties to common stock	$245,000	$724,800
Conversion of notes payable - non related parties to common stock	$300,000	$200,000
Conversion of interest payable to common stock	$17,809	$19,982
Transfer from escrow payable to common stock	$0	$321,417
Transfer from equity to escrow payable - shares to vendor, not yet issued	$0	$75,000
Transfer from trade payables to escrow payable - shares to vendor, not yet issued	$0	$30,000
Preferred stock converted into common stock	$2,500,000	$0

See accompanying notes to the Condensed Consolidated Interim Financial Statements

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies

The accompanying notes to the condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

During the three and nine months ended September 30, 2011 and 2010, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Income taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2008 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. During the three and nine month periods ended September 30, 2011, the Company recognized no adjustments for uncertain tax positions.

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

Unexercised options to purchase 5,244,761 and 5,917,875 shares of the Company’s common stock as of September 30, 2011 and 2010, respectively, and unexercised warrants to purchase 45,452,877 and 42,171,097 shares of the Company’s common stock as of September 30, 2011 and 2010, respectively, were not included in the computation of diluted loss per share because the inclusion of these securities would be anti-dilutive.  The net loss per common share calculation includes a provision for preferred stock dividends in the approximate amount of $368,000 and $437,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Board of Directors had not declared any dividends on the Company’s preferred stock.  As of September 30, 2011, the Company has accumulated approximately $2,622,000 of preferred stock dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Discontinued operations

The Company classifies a business component that has either been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component.  The results of operations of the discontinued component through the date of disposition, including any gains or losses on disposition, are aggregated and presented separately in the condensed consolidated interim statements of operations.  See note 5 for additional information regarding discontinued operations.

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

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three and nine months ended September 30, 2011 and 2010 includes compensation expense for stock-based payment awards granted prior to September 30, 2011 but not yet vested, based on the estimated grant date fair value.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact of stock-based compensation expense on the Company’s results of continuing operations was approximately $39,000 and $102,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $72,000 and $239,000 for the nine months ended September 30, 2011 and 2010, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	5,722,375	$0.96
Granted	121,500	$0.09
Cancelled or expired	(599,114)	$1.15
Outstanding at September 30, 2011	5,244,761	$0.92
Exercisable at September 30, 2011	3,896,975	$1.2

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Nine Months Ended September 30,
	2011	2010
Dividend yield	0%	0%
Stock volatility	123.01-179.70%	131.38%
Average Risk-free interest rate	1.45-2.46%	2.4%
Average option term (years)	4	4

As of September 30, 2011, there was approximately $43,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 1.64 years.

Fair value of financial instruments

The carrying amounts of the Company’s assets and liabilities approximate the fair value presented in the accompanying Condensed Consolidated Interim Balance Sheets, due to their short-term maturities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Use of estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could be affected by the accuracy of those estimates.

Restricted cash

The Company had approximately $538,000 and $533,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit as of September 30, 2011 and December 31, 2010, respectively. This restricted cash is required as security deposits under the Company’s non-cancelable operating leases for office facilities. See note 15, Subsequent Events, regarding the Company’s restricted cash.

2.   Going Concern

At September 30, 2011, the Company had a working capital deficit of $11.7 million and an accumulated deficit of $148.5 million.  The Company has continued to sustain losses from operations and has not generated positive cash flow from operations since inception. Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the nine months ended September 30, 2011, the Company raised approximately $3.4 million, net of expenses, from the issuance of related party promissory notes and the sale of the Company's securities.  The Company cannot provide any assurances if and when it will be able to attain profitability.  These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3.     Sale of Accounts Receivable

On September 12, 2011 the Company entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby the Company can sell certain of its accounts receivable to Prestige at a discount in order to improve the Company’s liquidity and cash flow.  The initial sale of receivables closed on September 19, 2011 and the Company sold receivables to Prestige with a book value of approximately $470,000.  The Company recognized a loss on the sale of those receivables of approximately $8,000.  In connection with this sale and in accordance with the purchase and sale agreement, Prestige paid the Company 75% of the face amount of the receivables, or approximately $352,000, on the closing date.  The remainder, net of the discount, will be paid to the Company within four business days after Prestige receives payment on the receivables, which generally have 30 day terms.  The Company has the option to make additional sales of accounts receivable provided they meet the criteria outlined in the agreement, the term of which is for nine months. The transfer of accounts receivable to Prestige under this agreement meet the criteria for a sale of financial assets.  As a result, such receivables have been derecognized from the Company’s consolidated balance sheet as of September 30, 2011.

Prestige also provided the Company with a one-time advance of $208,382 on the closing date.  This advance is secured by a priority lien on the Company’s accounts receivable; however it is not attributable to a transfer of specific accounts receivable and is therefore reflected as a note payable to non-related parties in the accompanying consolidated balance sheet as of September 30, 2011. The proceeds from the advance were used to pay down other unrelated party indebtedness and for general corporate purposes.  The advance is payable in 25 equal weekly installments beginning in October 2011 and an advance fee of approximately $15,000 is payable 180 days after the closing date. The advance fee is being recognized under the interest method over the term of the advance.

4.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Prepaid insurance	$95,561	$59,805
Due from Prestige (see note 3)	109,822	-
Inventory	-	4,243
Other prepaid expenses	59,958	38,961
Total	$265,341	$103,009

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

5.     Discontinued Operations

In 2009, in order to streamline operations, reduce expenses, and focus on the development of the Company’s corporate services and carrier services segments, the Company eliminated the consumer services segment and restructured its overall operations.  In accordance with requirements under U.S. GAAP, the Company has classified the operating results of its consumer services segment as a discontinued operation in the accompanying condensed consolidated interim financial statements.  The September 30, 2011 and 2010 condensed consolidated interim financial statements have been adjusted for the Company’s discontinued consumer services segment.  The following table represents the assets and liabilities of the discontinued operations as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)	December 31, 2010
Property and equipment, net	$8,579	$12,449
Total current assets reclassified to discontinued operations	$8,579	$12,449

Capital lease obligations, current portion	$99,517	$99,517
Accounts payable and accrued expenses	15,028	65,757
Current liabilities reclassified to discontinued operations	$114,545	$165,274

The operating results of the discontinued operations for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$ -	$ 7,617
Cost of Revenues	-	(780)
Depreciation and amortization	3,870	16,835
Selling, general and administrative	(1,426)	73,694
Other income	7,975	-
Net income (loss)	$ 5,531	$ (82,132)

6.      Intangible Assets

Identifiable intangible assets as of September 30, 2011 and December 31, 2010 are comprised of:

	September 30, 2011 (unaudited)		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$478,871	$(194,891)	$478,871	$(143,926)
Intellectual Property	86,397	(21,599)	86,397	(12,342)
Total	$565,268	$(216,490)	$565,268	$(156,268)

Amortization expense for the three months ended September 30, 2011 and 2010 was $20,074 and $16,988, respectively.  Amortization expense for the nine months ended September 30, 2011 and 2010 was $60,222 and $50,964, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

Remaining three months ending December 31,	2011	20,074
Year ending December 31:	2012	79,626
	2013	78,912
	2014	78,912
	2015	78,911
	2016	12,343

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

7.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	( unaudited )
Trade accounts payable	$7,405,105	$7,773,241
Accrued expenses	595,216	551,266
Accrued payroll and vacation	100,076	140,341
Cost accrual	74,925	2,752
Interest payable	331,425	291,782
Deferred revenue	172,008	149,545
Other	593,597	269,747
	$9,272,352	$9,178,674

8.     Long–Term Debt and Capital Lease/Equipment Financing Obligations

At September 30, 2011 and December 31, 2010, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Promissory notes payable - related parties	$4,913,364	$2,420,625
Promissory notes payable - non-related parties	208,382	683,870
Capital lease/equipment financing obligations	1,963	4,550
Total promissory notes payable and capital lease/equipment financing obligations	5,123,709	3,109,045
Less:
Current portion of capital lease/equipment financing obligations	(1,963)	(4,550)
Current portion of notes payable - related parties	(4,913,364)	(2,420,625)
Current portion of notes payable - non-related parties	(208,382)	(683,870)
Non-current portion of promissory notes payable and capital lease/
equipment financing obligations	$-	$-

Promissory notes payable – related parties

From 2007 through 2010, the Company borrowed an aggregate of $3,415,268 from Marvin Rosen, the Company’s Chairman of the Board of Directors.  These loans were evidenced by promissory notes bearing interest at rates ranging from 3% to 10% per annum.  Principal payments on the indebtedness related to these promissory notes through December 31, 2010 totaled $394,843.  In addition, at various times during 2010, Mr. Rosen converted a total of $724,800 of indebtedness evidenced by such promissory notes into an aggregate of 5,320,002 shares of the Company’s common stock and warrants to purchase a total of 2,360,004 shares of the Company’s common stock.  The warrants are generally exercisable for a period of five years from the respective dates of debt conversion at exercise prices ranging from 120% to 150% of the closing price of the Company’s common stock on the date of the conversion.  All of the promissory notes grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable and are payable in full upon ten days notice from the lender.  To date, the Company has not received a demand for payment.  On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Mr. Rosen is a member.  This loan is evidenced by a promissory note, which initially matured on July 20, 2009, and bears an interest rate of 8% per annum. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  On the July 20, 2009 initial maturity date of the note, the note became a demand note pursuant to its terms, and the entire amount of this note remained outstanding at September 30, 2011 and December 31, 2010.  To date the Company has not received a demand for payment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During the first nine months of 2011, the Company borrowed an additional $2,994,739 from Mr. Rosen, $277,000 of which was repaid during the period.  These loans were evidenced by a series of short-term promissory notes, each of which is payable in full upon ten days notice from the lender and bear interest at the rate of 3.25% per annum.  Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  The proceeds were used for general working capital purposes.  On April 27, 2011, Mr. Rosen converted $175,000 of previously issued promissory notes into 2,187,500 shares of the Company’s common stock and five-year warrants to purchase 437,500 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  On September 12, 2011, Mr. Rosen converted $50,000 of previously issued promissory notes into 793,651 shares of common stock and five-year warrants to purchase 238,096 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  As of September 30, 2011, the Company had an aggregate principal amount of outstanding demand notes payable to Mr. Rosen and his affiliates in the amount of $4,913,364 and, to date, the Company has not received a demand for payment.

In connection with the Company’s arrangement with Prestige for the sale of certain of its accounts receivable (see note 3), the Company’s related party lenders agreed to subordinate their security interest in the Company’s accounts receivable to that of Prestige.

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

Promissory notes payable – non-related parties

During 2008, the Company borrowed an aggregate of $375,000 from two unrelated parties, of which $333,870 remained outstanding as of December 31, 2010. The loans were evidenced by promissory notes which matured on various dates during the year ended December 31, 2010 bearing interest at the rate of 10% per annum.  These notes automatically converted to demand notes on their respective maturity dates whereupon the outstanding principal and all accrued interest on the notes became payable in full upon ten days notice from the lender.  These notes, along with all accrued interest thereon, were repaid in their entirety during the first nine months of 2011.

Also during 2008, the Company borrowed $200,000 under a promissory note issued to an unrelated party.  During 2010 the lender converted $100,000 of this note into 769,231 shares of common stock and warrants to purchase 153,847 shares of common stock and agreed to extend the maturity date of the $100,000 balance of the loan to February 8, 2011 while increasing the interest rate to 12 percent (12%) per annum.  The note was not repaid by the maturity date.  On August 5, 2011, $50,000 of the outstanding principal on this note and approximately $15,000 of accrued interest was converted into 644,987 shares of the Company’s common stock and 5-year warrants to purchase 128,998 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to conversion.  On September 19, 2011 the remaining principal balance on the note in the amount of $50,000 was repaid.

On December 22, 2010, the Company borrowed $250,000 from an unrelated party, evidenced by a promissory note bearing interest at the rate of 3.25% per annum and which was payable in full upon ten days notice from the lender.  On May 11, 2011 the entire principal balance of this note, along with $3,139 of accrued interest, was converted into 2,531,387 shares of the Company’s common stock and 5-year warrants to purchase 506,278 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to conversion.

On September 19, 2011, as more fully described in note 3, the Company received an advance $208,382 from Prestige in connection with its entering into an arrangement for the sale of certain of the Company’s accounts receivable to Prestige.  The advance is secured by a first priority lien on the Company’s accounts receivable and is payable in 25 equal weekly installments which commenced in October of 2011. To date, the Company has made all required payments related to this advance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

9.     Equity Transactions

During the first nine months of 2011, the Company entered into subscription agreements with 20 accredited investors, under which the Company issued an aggregate of 8,083,489 shares of common stock and five-year warrants to purchase 1,920,476 shares of the Company’s common stock for aggregate consideration of $0.7 million.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

As previously discussed in Note 8, two of the Company’s directors and two unrelated note holders converted an aggregate of approximately $0.6 million of promissory notes and accrued interest that were payable on demand into an aggregate of 6,409,685 shares of the Company’s common stock and warrants to purchase 1,361,304 shares of the Company’s common stock.

On May 16, 2011, an accredited investor converted 1,500 shares of Series A-1 Preferred Stock with an aggregate liquidation preference of $1.5 million into 898,204 shares of the Company’s common stock.  Also on May 16, 2011, this same investor converted 750 shares of Series A-2 Preferred Stock with an aggregate liquidation preference of $750,000 into 903,615 shares of common stock.  These conversions were made in accordance with the respective terms of the preferred stock.  On September 2, 2011, this investor returned the certificates evidencing this common stock to the Company and notified the Company that he was abandoning any and all rights associated with such shares, including but not limited to any future distributions or dividends that may be paid by the Company and voting rights on any matters on which the Company’s shareholders are entitled to vote.

As of September 30, 2011, the Company is authorized to issue 300,000,000 shares of common stock, and there were 146,503,672 shares of common stock issued and outstanding.

10.     Recently Adopted and Issued Accounting Pronouncements

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides amendments to Topic 820 effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Early adoption is not permitted for public entities. The Company has determined that the adoption of ASU 2011-04 will not have a material impact on its consolidated results of operations or financial position.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated interim financial statements.

11.    Commitments and Contingencies

Legal Matters

On or about March 14, 2011, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 060260/11), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. The Company filed its response to the landlord’s claims on April 6, 2011. By Stipulation dated July 5, 2011, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of $228,645 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. To date, the Company has complied with all of its payment obligations under the Stipulation and the accompanying consolidated financial statements fully reflect the amounts owed to the landlord by the Company as of the date of the financial statements.

On July 30, 2008, a vendor that provided management consulting and software systems services filed a complaint in the Supreme Court for the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for certain payments to the vendor by the Company, providing for the mutual release of all claims, and agreeing to the dismissal of the case. As of September 30, 2011, the Company's obligations under this agreement have been paid in full.

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

12.    Segment Information

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Corporate Services and Other

The Company provides a wide variety of communications services to small and medium-sized businesses, as well as enterprise customers, including basic voice and data communications services, broadband Internet access, private line services, audio and web conferencing services, e-fax services, and a variety of other value-added services. These customers are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services.

Unaudited operating segment information for the three and nine months ended September 30, 2011 and 2010 is summarized as follows:

Three Months Ended September 30, 2011

	Carrier Services	Corporate Services and Other		Corporate and Unallocated	Consolidated
Revenues	$9,319,824	$611,423		$-	$9,931,247
Cost of revenues (exclusive of	8,436,781	383,676		-	8,820,457
depreciation and amortization)				-
Selling, general and administrative expenses	91,502	9,634		-	101,136
Advertising and marketing	1,137,305	914,342		-	2,051,647
Other (income) expenses	0	1,614		-	1,614
Loss from continuing operations	40,087	24,446		-	64,533
	$(385,851)	$(722,289)	$		$(1,108,140)
Total assets	$2,924,130	$1,759,982		$25,834	$4,709,946

Three Months Ended September 30, 2010

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$10,709,148	$440,825	$-	$11,149,973
Cost of revenues (exclusive of	9,837,505	271,272
depreciation and amortization)			-	10,108,777
Depreciation and amortization	197,419	687	-	198,106
Selling, general and administrative expenses	1,220,907	981,492	-	2,202,399
Advertising and marketing	-	15,358	-	15,358
Other (income) expenses	(129,704)	12,064	-	(117,640)
Loss from continuing operations	$(416,979)	$(804,048)	$-	$(1,257,027)

Total assets	$3,527,928	$1,701,193	$300,425	$5,529,546

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2011

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$29,080,026	$1,698,537	$-	$30,778,563
Cost of revenues (exclusive of
depreciation and amortization)	26,541,747	1,080,105		27,621,852
Depreciation and amortization	405,323	12,882		418,205
Selling, general and administrative expenses	3,433,213	2,785,178		6,218,391
Advertising and marketing	58	6,937		6,995
Other expenses	46,296	12,420		58,716
Loss from continuing operations	$(1,346,611)	$(2,198,985)	$-	$(3,545,596)

Capital expenditures	$46,174	$1,981	$9,232	$57,387

Nine Months Ended September 30, 2010

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$29,232,398	$1,233,408	$-	$30,465,806
Cost of revenues (exclusive of
depreciation and amortization)	26,791,122	735,209	-	27,526,331
Depreciation and amortization	623,349	14,542	-	637,891
Selling, general and administrative expenses	4,215,425	2,378,866	-	6,594,291
Advertising and marketing	-	36,554	-	36,554
Other expenses (income)	(70,477)	38,672	-	(31,805)
Loss from continuing operations	$(2,327,021)	$(1,970,435)	$-	$(4,297,456)

Capital expenditures	$91,173	$-	$54,997	$146,170

13.   Other Income and Expenses

Other income (expenses) for the three and nine months ended September 30, 2011 and 2010 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Settlement or extinguishment of vendor liabilities	$0	$150,000	$75,000	$159,500
Loss on sale of accounts receivable	(7,610)	-	(7,610)	-
Loss on disposal of property and equipment	(24,615)	-	(24,615)	-
Other	5,124	10,161	39,953	18,890
Total operating expenses	$(27,101)	$160,161	$82,728	$178,390

In September 2008, the Company entered into a settlement agreement with a vendor providing, in part, that the Company issue common stock in the amount of $75,000 to the vendor in settlement of a debt. However, due to a failure by the vendor to perform its obligations under the settlement agreement, the Company never actually issued the shares, resulting in a transfer from equity to escrow payable in 2010 in the amount of $75,000, and an adjustment to the number of shares issued and outstanding.  On February 10, 2011, the Company executed a settlement agreement with the vendor which released the Company of all liability with respect to this matter.  As a result, the Company reduced its escrow payable amount and recorded other income of $75,000 in the first nine months of 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During the first nine months of 2011, in connection with its normal periodic review of property and equipment, the Company disposed of several assets which are no longer in use and recorded a loss of $24,615 for the net book value those assets as of September 30, 2011.

During February 2004, the Company entered into a settlement agreement with a carrier vendor in a foreign country providing for, among other things, payment by the Company of $600,000, of which $450,000 was promptly paid, and the Company’s agreement to make 12 monthly payments for the remaining $150,000. In return, the vendor agreed to restore the Company’s ability to terminate telecommunications traffic to that country at a favorable fixed rate. The vendor never complied with its obligations under the agreement, and the Company therefore did not make its remaining payments. Under the laws of that country, the vendor’s ability to pursue payment of the remaining amount has expired under the statute of limitations for contractual claims. The remaining balance was extinguished on the Company’s books during the first nine months of 2010.  Also during the first nine months of 2010, the Company settled two billing disputes with vendors resulting in a net gain of $9,500.

14.    Related Party Transactions

In addition to the financing transactions discussed in note 8, on March 29, 2011 the Company entered into a Desk Space Use and Occupancy Agreement with an entity affiliated with Mr. Rosen.  Under the terms of the agreement, Mr. Rosen’s affiliate will be able to utilize a portion of the Company’s leased office space in New York City for a fee of $9,000 per month.  The term of the agreement runs from April 15, 2011 to October 14, 2011.  The Company believes that the fee it is receiving under this agreement is comparable to what it would receive had the agreement been entered into with an unrelated third party.  In August of 2011, the parties to this agreement agreed to extend the term for an additional six months, through April 14, 2012. The Company received an advance payment of $54,000 from Mr. Rosen’s affiliate in connection with this extension, which is reflected in accounts payable and accrued expenses in the Company’s consolidated balance sheet as of September 30, 2011.

During the first nine months of 2011, the Company entered into subscription agreements with two of its directors whereby the Company issued an aggregate of 667,667 shares of common stock and five-year warrants to purchase 161,112 shares of the Company’s common stock for aggregate consideration of $55,000.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  These amounts are included in the equity transactions discussed in note 9.

15.    Subsequent Events.

On October 31, 2011, the landlord over premises leased by the Company exercised its right under the lease to draw down the full amount of a letter of credit in the amount of $428,000 that the Company had posted as security under the terms of the lease.  The letter of credit was issued for the benefit of the Company by a third party lending institution and the Company had partially collateralized the letter of credit in the approximate amount of $238,000 by depositing this amount in a money market account with the lending institution, which is reflected as restricted cash on the Company’s balance sheet at September 30, 2011 and December 31, 2010.  The Company is currently in discussions with the landlord as to the specific application of the funds pertaining to the letter of credit.

The Company currently does not have funds available to repay the issuer of the letter of credit for the difference between the full amount of the letter of credit and the amount of the collateral, which difference is approximately $190,000.  While the Company’s failure to make this payment constitutes an event of default under the terms of the letter of credit, the Company has not received a default notice from the lending institution.  Although the lending institution has indicated its willingness to negotiate a payment arrangement on terms that are acceptable to the Company and has not taken any action against the Company at this time, there can be no assurance that the Company will be successful in negotiating acceptable payment terms with the lending institution or that the lending institution will not declare the Company in default of the letter of credit agreement in the future.

Between October 1, and October 31, 2011, the Company entered into additional subscription agreements with 5 accredited investors, including one director of the Company, whereby the Company issued an aggregate of 1,751,325 shares of common stock and five-year warrants to purchase 525,400 shares of the Company’s common stock for aggregate consideration of $127,000.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

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

Overview

We are an international telecommunications carrier delivering value-added communications solutions to corporations and carriers in the United States and throughout the world.  We offer services that include voice and data communications using Voice over Internet Protocol (“VoIP”), private network services, broadband Internet access, and other advanced services.

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

Revenues

Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a strong focus in recent years on VoIP termination to emerging markets. We have focused on growing our existing customer base, which was primarily U.S. based, through the addition of new international customers. We have also focused on expanding the Company’s vendor base through the addition of direct VoIP terminating arrangements to new countries and emerging markets. Although we believe that the carrier business segment continues to be of significant value to our long term strategy, ongoing competitive and pricing pressures have caused us to increase our focus on the higher margin corporate business segment and to expand our efforts to market to small and mid-sized corporations, as well as large enterprises, using both our direct and partner distribution channels.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and amortization includes the depreciation of our communications network equipment, leasehold improvements and office equipment and fixtures, as well as the amortization of our intangible assets.

Selling, general, and administrative expenses include salaries and benefits, sales commissions, occupancy costs, legal and professional fees and other administrative expenses.

Advertising and marketing expense includes costs for promotional materials for the marketing of our corporate products and services.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Revenues	$9,931,247	100.0%	$11,149,973	100.0%	$30,778,563	100.0%	$30,465,806	100.0%
Operating expenses:

Cost of revenues, exclusive of depreciation and amortization	8,820,457	88.8%	10,108,777	90.7%	27,621,852	89.7%	27,526,331	90.4%
Depreciation and amortization	101,136	1.0%	198,106	1.8%	418,205	1.4%	637,890	2.1%
Selling general and administrative	2,051,648	20.7%	2,202,399	19.8%	6,218,391	20.2%	6,594,291	21.6%
Advertising and marketing	1,614	0.0%	15,358	0.1%	6,995	0.0%	36,554	0.1%
Total operating expenses	10,974,855	110.5%	12,524,640	112.3%	34,265,443	111.3%	34,795,066	114.2%
Operating loss	(1,043,608)	(10.5)%	(1,374,667)	(12.3)%	(3,486,880)	(11.3)%	(4,329,260)	(14.2)%
Interest expense, net	(37,432)	(0.4)%	(42,521)	(0.4)%	(141,444)	(0.5)%	(146,585)	(0.5)%
Other (expenses) income	(27,100)	(0.3)%	160,161	1.4%	82,728	0.3%	178,390	0.6%
Total other (expenses) income	(64,532)	(0.6)%	117,640	1.1%	(58,716)	(0.2)%	31,805	0.1%
Loss from continuing operations	$(1,108,140)	(11.2)%	$(1,257,027)	(11.3)%	$(3,545,596)	(11.5)%	$(4,297,455)	(14.1)%

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues

Consolidated revenues were $9.9 million during the three months ended September 30, 2011, compared to $11.1 million during the three months ended September 30, 2010, a decrease of $1.2 million or 10.9%.  Revenues for the carrier services segment were $9.3 million during the three months ended September 30, 2011, compared to $10.7 million during the three months ended September 30, 2010, a decrease of $1.4 million or 13.0%.  During the third quarter of 2011 we experienced a 16% increase in minutes transmitted over our network, the effect of which was more than offset by a 25% decrease in the blended rate per minute of the traffic terminated. Revenues for the corporate services segment increased $0.2 million, or 38.7%, to $0.6 million during the three months ended September 30, 2011 as we continued to grow the customer base for this segment.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $8.8 million during the three months ended September 30, 2011, compared to $10.1 million during the three months ended September 30, 2010, a decrease of $1.3 million, or 12.7%.  Consolidated gross margin for the third quarter of 2011 was 11.2%, compared to 9.3% for the third quarter of 2010.  In addition to the higher margin realized in the carrier services segment in 2011, consolidated gross margin also benefited from the higher margin corporate services business being a higher percentage of consolidated revenue in 2011 compared with 2010.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Gross margin for the carrier services segment was 9.5% during the third quarter of 2011, compared to 8.1% during the third quarter of 2010, as the decrease in the blended cost per minute of traffic terminated exceeded the decrease in blended rates realized for the quarter. We also continued to benefit from a reduction in fixed costs related to this segment, mainly TDM circuits and Internet bandwidth for VoIP.  Gross margin for the corporate services segment during the third quarter of 2011 was 37.2%, compared with 38.5% during the same period of a year ago.  The decrease in gross margin during the period was mainly due to price discounts granted to certain customers in 2011 in response to increased competition experienced in this sector.

Depreciation and Amortization

Depreciation and amortization decreased to $0.1 million during the three months ended September 30, 2011, from $0.2 million during the three months ended September 30, 2010, as more assets became fully depreciated during the period than were placed into service.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $0.2 million during the third quarter of 2011 compared to the third quarter of 2010.  The decrease was primarily due to reductions in rent expense in connection with the renewal of the lease at our network facility in New York City and employee compensation costs resulting from reduced headcount and lower stock-based compensation expense.  These decreases were partially offset by higher bad debt expense and higher agent commissions resulting from the increase in corporate services revenue.

Advertising and Marketing

Advertising and marketing expenses decreased by approximately $14,000 in the three months ended September 30, 2011 compared to the same period in 2010, due to reduced spending on promotional materials related to our corporate services business.

Operating Loss

Our operating loss of $1.0 million for the three months ended September 30, 2011 represents a decrease of $0.3 million, or 24.1%, from the three months ended September 30, 2010.  The decrease in operating loss was primarily attributable to decreases in selling, general, and administrative expenses and depreciation expenses.  In addition, the higher gross margin experienced during the quarter resulted in a $70,000 increase in gross profit despite the overall decline in revenues.

Interest Expense

Interest expense, net of interest income, was $37,000 for the three months ended September 30, 2011 compared to $43,000 in the same period of a year ago.  The decrease was due to higher interest income in 2011.

Other (Expense) Income

Total other expenses, net of other income, increased by $0.2 million in the third quarter of 2011 compared to 2010, mainly due to the extinguishment of a vendor liability and related gain of $150,000 in 2010.  In connection with a review of our fixed assets performed during the third quarter of 2011 we wrote off the assets which are no longer in use with a net book value of approximately $25,000, with no comparable amount in 2010.  We also recognized a loss on the sale of receivables of approximately $8,000 in the third quarter of 2011, with no comparable amount in 2010, as part of the new accounts receivable sale arrangement we entered into in September 2011.

Net Loss

Net loss decreased during the third quarter of 2011 to $1.1 million, from $1.3 million in the third quarter of 2010, due to the reduced operating loss discussed above, partially offset by the miscellaneous income recorded in 2010 not present in 2011.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenues

Consolidated revenues were $30.8 million for the first nine months of 2011, compared to $30.5 million for the first nine months of 2010, an increase of $0.3 million, or 1.0%.  Carrier services revenue of $29.1 million decreased by $0.2 million, or 0.5%, over the same period of a year ago, as the 11% increase in the number of minutes transmitted over our network was more than offset by the decrease in the blended rate per minute of traffic terminated.  Revenues for the corporate services segment increased $0.5 million, or 37.7%, to $1.7 million for the first nine months of 2011 compared to the first nine months of 2010 as we continued to grow the customer base for this segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $27.6 million for the first nine months of 2011, compared to $27.5 million during the first nine months of 2010.  Consolidated gross margin was 10.3% for the first nine months of 2011, compared to 9.6% in the same period of a year ago.   The increase is mainly due to the increased relative contribution of the higher margin corporate services business, and, to a lesser extent, the higher carrier services margin.

Gross margin for the carrier services segment was 8.7% during for the first nine months of 2011, compared to 8.4% for the first nine months of 2010. The higher margin was due to a reduction in fixed costs during the period.  Gross margin for the corporate services segment for the first nine months of 2011 was 36.4%, compared with 40.4% during the first nine months of 2010.  The decrease in gross margin during the period was mainly due to price discounts granted to certain customers in 2011 in order to secure long-term business and expand our customer base.

Depreciation and Amortization

Depreciation and amortization decreased by $0.2 million to $0.4 million during the first nine months of 2011, as more assets became fully depreciated during the period than were placed into service.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $0.4 million during the first nine months of 2011 compared to the first nine months of 2010.  The decrease was primarily due to a $0.4 million reduction in employee compensation costs, of which $0.2 million was stock-based compensation, and a $0.2 million reduction in rent and other occupancy costs, partially offset by a $0.2 million increase in bad debt expense associated with the growth of the corporate services business.

Advertising and Marketing

Advertising and marketing expenses decreased by approximately $30,000 in the first nine months of 2011 compared to the same period in 2010, due to reduced spending on promotional materials related to our corporate services business.

Operating Loss

Our operating loss of $3.5 million in the first nine months of 2011 represents a decrease of $0.8 million, or 19.5%, from the first nine months of 2010.  The decrease in operating loss was primarily attributable to an increase in gross profit of $0.2 million and decreases in depreciation expense and selling, general, and administrative expenses totaling $0.6 million.

Interest Expense

Interest expense, net of interest income, of $0.1 million for the first nine months of 2011 was largely unchanged from the same period in 2010.

Other Income

Total other income, net of other expenses, decreased by $0.1 million in the first nine months of 2011 compared to the first nine months of 2010, mainly due to the settlement or extinguishment of vendor liabilities in the amount of $75,000 in 2011, as compared to $160,000 in 2010.

Discontinued Operations

The income from our discontinued retail segment in the first nine months 2011 of approximately $6,000 is mainly the result of cash we received from a former customer of this segment for a balance we had previously written off and a favorable adjustment to stock-based compensation expense, compared to a loss of approximately $0.1 million during the first nine months of 2010, which was mainly attributable to higher legal fees related to this segment.

Net Loss

Net loss for the first nine months of 2011 was $3.5 million, as compared to $4.4 million for the first nine months of 2010.  The improvement is mainly due to reductions in operating loss and losses from discontinued operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we have yet to generate positive cash flow from operations.  As of September 30, 2011, we had a stockholders’ deficit of $10.3 million, as compared to $8.1 million at December 31, 2010, and a working capital deficit of $11.7 million, as compared to $9.7 million at December 31, 2010.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.

We have historically relied upon the sale of our equity securities and loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board of Directors, to fund our operations.  From January 1, 2011 through the date of this report, we raised approximately $0.8 million from the sale of our securities through private placement financings and received $2.7 million in new loans from Mr. Rosen.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2011.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

On October 31, 2011, the landlord over premises leased by us exercised its right under the lease to draw down the full amount of a letter of credit in the amount of $428,000 that we had posted as security under the terms of the lease.  The letter of credit was issued for our benefit by a third party lending institution and we had partially collateralized the letter of credit in the approximate amount of $238,000 by depositing this amount in a money market account with the lending institution, which we reflect as restricted cash on our balance sheet.  We currently do not have funds available to repay the issuer of the letter of credit for the difference between the full amount of the letter of credit and the amount of the collateral, which difference is approximately $190,000.  While our failure to make this payment constitutes an event of default under the terms of the letter of credit, we have not received a default notice from the lending institution. Although the lending institution has indicated its willingness to negotiate a payment arrangement on terms that are acceptable to the Company and has not taken any action against the Company at this time, there can be no assurance that the Company will be successful in negotiating acceptable payment terms with the lending institution or that the lending institution will not declare the Company in default of the letter of credit agreement in the future.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby we may sell certain of our accounts receivable to Prestige, at discounts generally ranging from 1% to 3%, in order to improve our liquidity and cash flow.  The initial sale of receivables closed on September 19, 2011 and we sold receivables to Prestige with a book value of approximately $470,000.  Under the terms of the purchase and sale agreement, Prestige pays us 75% of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within four business days after Prestige receives payment on the receivables, which generally have 30 day terms.  We expect to make additional sales of accounts receivable in accordance with this agreement, the term of which is for nine months.  The proceeds from such sales will be used to purchase termination capacity from carrier vendors with shorter payment terms, which is expected to result in higher margins, and for short term liquidity needs when necessary.

Prestige also provided the Company with a one-time advance of $208,000 on the closing date.  This advance is secured by a priority lien on the Company’s accounts receivable. The proceeds from the advance were used to pay down other third party indebtedness and for general corporate purposes.  The advance is payable in 25 equal weekly installments beginning in October of 2011 and an advance fee of approximately $15,000 is payable 180 days after the closing date.

Our management is also seeking to supplement the funds available from the sale of our securities and from our borrowings with other financing arrangements, in order to further address the Company’s short-term liquidity challenge.  For the long-term, we seek to continue to grow both the corporate and carrier segments of our business in order to ultimately achieve positive cash flow.  We are also actively seeking strategic partners and/or acquisition candidates that we believe will be accretive to earnings and offer synergies that will assist in achieving revenue growth and profitability.

In the event that we are unable to secure the necessary funding to meet our working capital requirements, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets, or possibly curtail or even cease operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

A summary of the Company’s cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
	2011	2010
Cash from continuing operations:
Cash used in operating activities	$(3,132,533)	$(4,179,199)
Cash used in investing activities	(61,877)	(431,216)
Cash provided by financing activities	3,240,670	4,816,287
Increase (decrease) in cash and cash equivalents from continuing operations	46,260	205,872
Cash from discontinued operations	(44,755)	(47,403)
Net increase (decrease) in cash and cash equivalents	1,505	158,469
Cash and cash equivalents, beginning of period	20,370	99,019
Cash and cash equivalents, end of period	$21,875	$257,488

Cash used in operating activities was $3.1 million during the first nine months of 2011, compared to $4.2 million in the first nine months in 2010.  The decrease is mainly due to a lower operating loss, improved collections of accounts receivable and increases in accounts payable and accrued expenses.  As we continue to implement our business strategy with our carrier services and corporate services business segments we expect that our net cash flows from operating activities will continue to improve.

Cash used in investing activities was $62,000 in the first nine months of 2011 compared to $431,000 in the first nine months of 2010. The decrease is due to increases in restricted cash in 2010 in order to collateralize letters of credit required under our leasing arrangements, and lower capital expenditures in 2011.  We expect our cash capital expenditures to be approximately $50,000 for the remainder of 2011, primarily for additional infrastructure development for the carrier services and corporate services segments.

Cash provided by financing activities was $3.2 million in the first nine months of 2011, compared to $4.8 million in the first nine months of 2010.  During 2011, we raised $0.7 million from the sale of our common stock, compared to $3.6 million in 2010.  We also raised $2.6 million from new borrowings, net of repayments, in 2011, compared with $1.2 million in 2010.

Sources of Liquidity

As of September 30, 2011, we had cash and cash equivalents of approximately $22,000 and accounts receivable of approximately $2.6 million.  Our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

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

Debt Service Requirements

During the first nine months of 2011, we repaid $0.4 million related to promissory notes held by unrelated parties.  For the remainder of 2011, we expect to make payments aggregating to $0.1 million to satisfy the obligations under the Prestige advance.  At September 30, 2011, we had $5.1 million of current-term debt, all of which is collateralized by a security interest in our accounts receivable.

Capital Instruments

During the first nine months of 2011, we entered into subscription agreements with 20 accredited investors, under which we issued an aggregate of 8,043,489 shares of our common stock and five year warrants to purchase 1,920,476 shares of common stock and received net proceeds of $0.7 million.  The warrants are exercisable at prices ranging from $0.08 to $0.14 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

Also during the first nine months of 2011, two of our directors and two unrelated note holders converted an aggregate of approximately $0.6 million of indebtedness and accrued interest evidenced by promissory notes that were payable on demand into an aggregate of 6,409,685 shares of our common stock and warrants to purchase 1,361,304 shares of common stock.  There can be no assurances that any of our note holders will elect to make additional conversions to equity in the future.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and adjust the allowance for doubtful accounts based on our history of past write-offs and collections and current credit conditions. Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, collection efforts have been exhausted and payment is not expected to be received.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the asset is impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the asset. Although we did not record any impairment of long-lived assets in the first nine months of 2011 and 2010, we did write off certain of our property and equipment that we determined was no longer in use, and recorded a loss on disposal of approximately $25,000 for the net book value of these assets as of September 30, 2011.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•

Any obligation under certain guarantee contracts

•

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets

•

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position

•

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of September 30, 2011, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On or about March 14, 2011, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 060260/11), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. The Company filed its response to the landlord’s claims on April 6, 2011. By Stipulation dated July 5, 2011, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of $228,645 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation.  To date, the Company has complied with all of its obligations under the Stipulation and the accompanying consolidated financial statements fully reflect the amounts owed to the landlord by the Company as of the date of the financial statements.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Risks Related to Our Business

We have a history of operating losses, working capital deficit, and stockholders’ deficit. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

At September 30, 2011 we had a working capital deficit of $11.7 million and a stockholders’ deficit of $10.3 million. Although we have reduced our losses, we continue to sustain losses from operations and for the nine months ended September 30, 2011, and 2010 we incurred net losses applicable to common stockholders of $3.9 million, and $4.8 million, respectively. In addition, we did not generate positive cash flow from operations for the nine months ended September 30, 2011 and 2010. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, which would require us to raise funds from the capital markets, consequently diluting our common stock.

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

During 2010 and 2011, the Company's carrier services revenue was negatively impacted not only by seasonal and economic market fluctuations, but also by a general decline in the overall market for international communications as a result of current economic conditions.  We were also adversely affected by limits on our ability to provide extended payment terms to larger customers.  We anticipate that these revenue growth constraints will be eased as the general economic conditions and the Company’s financial condition improve, but there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our business is capital intensive, and we do not currently generate sufficient revenues to offset our operating expenses. If we are unable to obtain additional funding, as and when required, we may have to significantly curtail or possibly terminate our operations.

We will require substantial amounts of future capital in order to continue to fund our operating expenses and to otherwise execute our business plan.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.  If we are unable to obtain additional financing or generate sufficient sales revenue as needed to sustain our operations, as needed, we could be forced to significantly curtail, suspend or terminate our operations, which would result in our recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all.

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

We have historically relied upon the sale of our equity securities and loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board of Directors, to fund our operations.  From January 1, 2011 through the date of this report, we raised $0.8 million from the sale of our securities through private placement financings and received $2.7 million in new loans from Mr. Rosen.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2011.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.

A substantial portion of our debt is due on demand and contains subordinated security interests in our accounts receivable.

A substantial portion of our debt evidenced by promissory notes is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment. Moreover, in the event that a demand for payment is made that we cannot meet, lenders may attempt to foreclose on our accounts receivable, which we have pledged as collateral for payment of the notes.

Our use of equity to fund operations or reduce our indebtedness is dilutive to stockholders and, depending upon the market price for our shares at the time of issuance, we may be required to issue shares at depressed prices.

Historically, we have funded our working capital requirements through the sale of our equity.  The use of our equity to fund operations is dilutive to the equity ownership of our securities by our existing stockholders.  Unless we are able to generate substantial revenues to fund our operating expenses, we will, in all likelihood, be required to continue to fund operations through the sale of our equity. Moreover, the dilutive effect of the issuance of shares on our stockholders is directly impacted by the market price for our shares at the time of issuance.  If we are required to issue shares at a time when the market price for our shares is depressed, we will issue more shares than if the market price was higher, and the dilutive effect on our stockholders will be greater.  From time to time we have also, with concurrence from the holders of our promissory notes, converted such promissory notes into shares of our common stock.  If we elect to continue to issue our equity securities in order to convert additional outstanding debt, it would have a further dilutive effect on our existing equity ownership.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 19.9 million shares, or 13.7%, of our outstanding common stock, and is the second largest single voting bloc in the Company. Additionally, our directors and executive officers as a group of persons currently beneficially own approximately 41 million shares, or 26%, of our common stock. As a result, while neither West End nor our directors and officers as a group have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enables both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. Their interests may differ from those of other stockholders.

We are not likely to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and therefore do not expect to pay any cash dividends in the foreseeable future. Holders of our outstanding preferred stock are entitled to receive dividends prior to the payment of any dividends on our common stock. The payment of dividends is also subject to provisions of Delaware law prohibiting the payment of dividends except out of surplus and certain other limitations.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

To date, we have not been considered a “penny stock” due to an exemption for companies with average annual audited revenues for the prior three years in excess of $6,000,000 per year. However, should the exclusions from the definition of a “penny stock” change, or should our annual revenues fall dramatically, we may become subject to rules applicable to “penny stocks” and the market for our shares may be adversely affected thereby.

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

As of the date of this report, there were 148,254,997 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.  As of September 30, 2011, unexercised stock options to purchase 5,244,761 shares of our common stock, unexercised warrants to purchase 45,452,877 shares of our common stock and preferred stock convertible into 6,927,913 shares of common stock were outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, the Company sold and issued to seven accredited investors 3,037,702 shares of common stock and warrants to purchase 911,314 shares of the Company’s common stock at exercise prices ranging from $0.07 to $0.09 per share, which represents 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds of $197,000 were used for general working capital purposes.  The securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.  These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On September 12, 2011, the Company entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby the Company can sell certain of its accounts receivable to Prestige at a discount in order to improve the Company’s liquidity and cash flow.  The initial sale of receivables closed on September 19, 2011 and the Company sold receivables to Prestige with a book value of approximately $470,000.  The Company recognized a loss on the sale of those receivables of approximately $8,000.  In connection with this sale and in accordance with the purchase and sale agreement, Prestige paid the Company 75% of the face amount of the receivables, or approximately $352,000, on the closing date.  The remainder, net of the discount, will be paid to the Company within four business days after Prestige receives payment on the receivables, which generally have 30 day terms.  The Company has the option to make additional sales of accounts receivable provided they meet the criteria outlined in the agreement, the term of which is for nine months.

Prestige also provided the Company with a one-time advance of $208,382 on the closing date.  This advance is secured by a priority lien on the Company’s accounts receivable. The proceeds from the advance were used to pay down other third party indebtedness and for general corporate purposes.  The advance is payable in 25 equal weekly installments beginning in October of 2011 and an advance fee of approximately $15,000 is payable 180 days after the closing date.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.41	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
November 14, 2011	Chief Executive Officer

By: /s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
November 14, 2011	President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.41	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amendmed, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT 31.1

Certification of the Chief Executive Officer

I, Matthew D. Rosen, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Report") of Fusion Telecommunications International, Inc., a Delaware corporation ("the Registrant");

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

November 14, 2011

By: / s / MATTHEW D. ROSEN

      Matthew D. Rosen

      Chief Executive Officer

EXHIBIT 31.2

Certification of the Chief Financial Officer

I, Gordon Hutchins, Jr., certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Report") of Fusion Telecommunications International, Inc., a Delaware corporation ("the Registrant");

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

November 14, 2011

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

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

November 14, 2011             By: / s / MATTHEW D. ROSEN

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

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

November 14, 2011             By: / s / GORDON HUTCHINS, JR.

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