Form 10-Q/A
period 2011-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2011-11-16
CIK 1071411

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

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-Q for the quarterly period ended September 30, 2011 is filed to provide the interactive data files required by Item 6 of Form 10-Q, as well as an additional exhibit that was not contained in the original Form 10-Q.  There is no change to the Company’s financial position, results of operations, cash flows or any other information contained in the Company’s original Form 10-Q for the quarterly period ended September 30, 2011, which was filed on November 15, 2011.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MATTHEW D. ROSEN
Matthew D. Rosen
November 15, 2011	Chief Executive Officer

By: /s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
November 15, 2011	President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.41	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

November 15, 2011

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

November 15, 2011

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

November 15, 2011             By: / s / MATTHEW D. ROSEN

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

November 15, 2011             By: / s / GORDON HUTCHINS, JR.

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