Form 10-K
period 2011-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2012-03-30
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Title of each class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filler	☐	Accelerated filer	☐
Non-accelerated filler	☐	Smaller reporting company	☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by the OTC Bulletin Board TM (the “OTCBB™”) on June 30, 2011 of $0.10 per share, was $9,728,582.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date:  163,121,154 shares of common stock are issued and outstanding as of March 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.     BUSINESS.

Overview

Fusion Telecommunications International, Inc. (“we”, “Fusion” or “the Company”) is a provider of Internet Protocol ("IP") based digital voice and data communications services to corporations and carriers worldwide.  Our strategy is to continue to grow our existing carrier business segment while accelerating the growth of our corporate services business segment, to ensure that an increasing portion of our total revenues are derived from the higher margin and more stable corporate services business segment.

Our services include local, long distance, and international Voice over Internet Protocol ("VoIP") services; broadband Internet access; private line circuits; audio and web conference calling; fax services; and a variety of other enhanced communications services and features.  The majority of our services utilize state-of-the-art VoIP technology, as opposed to traditional circuit-switched technology.  This choice of technology allows us to efficiently deliver voice, data and Internet access services over a single facility, while providing service quality and reliability comparable to that of the historical circuit-switched service providers.

Our carrier services are sold to other communications service providers throughout the world, including U.S.-based carriers wishing to terminate transmission of telephone services to international destinations and foreign carriers wishing to terminate to the U.S. and throughout the world.  We also purchase domestic and international termination services from many of our carrier customers.  We currently have over 270 carrier customers and vendors.

In addition to our strong position in the carrier market, we believe that Fusion is well positioned to capitalize on the continuing rapid growth of the corporate VoIP market.  Our corporate services are sold to small, medium, and large businesses located within the United States.  These predominantly IP-based services are designed to meet the communications needs of growing businesses, while maximizing the price-performance ratio.  We currently serve corporate users in 30 states.

We believe that the global networking infrastructure available through our carrier operations, coupled with our ability to leverage our domestic and international carrier relationships, provides us with a significant competitive advantage in the corporate market segment.  We also believe that the extensive experience of our sales, operations, and management personnel provides the skills necessary to execute our strategy and grow this important segment of the Company's business.

Recent Developments

On January 30, 2012, we entered into purchase agreements to acquire the business currently operated by Network Billing Systems, LLC and Interconnect Systems Group II LLC (collectively, “NBS”).  NBS currently provides voice (including VoIP) and data telecommunications services, as well as a wide variety of managed and cloud-based telecommunications services, to small and medium sized companies.  For the year ended December 31, 2011, NBS had unaudited revenues of approximately $26.8 million and unaudited net income of approximately $3.0 million.  NBS has approximately 5,000 customers, and we expect to realize considerable synergies after the transaction is consummated.

The aggregate purchase price for the NBS acquisition transaction is $20 million, consisting of $17.75 million in cash, $1.0 million to be evidenced by a 24-month promissory note payable to the sellers and $1.25 million in shares of restricted common stock of the Company.  Consummation of the transactions contemplated by the purchase agreements is subject to the satisfaction of certain conditions precedent, including, but not limited to, satisfactory completion of our due diligence on the business being acquired, completion of an audit of the financial books and records of NBS, receipt of certain regulatory approvals, our receipt of sufficient funding to pay the cash portion of the purchase price and provide for reasonable post-acquisition working capital requirements, negotiation and execution of mutually acceptable executive employment and non-compete agreements with Jon Kaufman, the principal operating officer of NBS, and other customary conditions of closing.  While the purchase agreements contemplate that closing of the acquisition of NBS would take place during the second quarter of 2012, the conditions precedent to closing are such that there can be no assurance that the acquisition will be completed in that time or at all.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

On January 24, 2012, we announced our entering into an exclusive group purchasing agreement for cloud services and communications solutions with the group purchasing organizations (“GPOs”) Essensa and Innovatix, LLC., subsidiaries of GNYHA Ventures, Inc.

In connection with this agreement, Fusion and the GPOs will offer the GPO members in healthcare and other vertical markets a full range of cloud services, including cloud computing, disaster recovery, storage and security.  Under this agreement, we may also provide GPO members with hosted voice and data solutions that include a full complement of advanced service features, unified communications and presence, Internet and other broadband data services, as well as a comprehensive portfolio of leading edge equipment and software solutions designed to meet the specific needs of the healthcare industry.

Services

Historically, we have derived the majority of our revenues from the carrier business segment.  These revenues have come primarily from U.S.-based carriers requiring voice connectivity to emerging markets.  As we continue to execute our strategy for this segment, we anticipate serving a larger number of non-U.S.-based carrier customers, who will require voice connectivity to the U.S. and to other foreign locations.

We are aggressively seeking to expand our higher margin corporate services business by continuing to market to small, medium, and large business customers.  Our corporate services are marketed through both direct sales and partner sales distribution channels.  The direct sales organization generally targets medium to larger enterprise customers, while the partner sales organization generally targets smaller to medium size businesses.

Corporate Services

Fusion offers a full suite of advanced corporate communications solutions, designed to provide significant benefits to small, medium and large businesses with single or multiple locations worldwide.  Our solutions provide all required hardware as well as the services themselves, thus providing the customer with everything needed to implement a complete communications service solution.

Our corporate services are designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network, provide compelling features when compared to traditional analog telephone service, offer high digital quality and reduce the overall cost of communications.  On average, we believe that our corporate services save the customer approximately 20% when compared to similar services offered by that customer’s previous service provider.  Fusion’s IP-based corporate solutions also prioritize voice traffic over data traffic to ensure that a customer always has adequate Internet bandwidth to experience premium voice quality.

Our growing suite of corporate services includes:

Hosted IP-PBX – Our Hosted IP-PBX service allows a customer to completely replace the legacy office telephone system it owns or leases with a state-of-the-art digital telephone system that is provided by us on a "hosted" basis.  Our feature-rich, hosted solution eliminates the need to own and operate a costly, complex telephone system, often reducing upfront capital costs by 50% or more, and eliminates the cost of calls between customer locations.  This service is ideal for companies with multiple offices or a highly mobile workforce, and for companies that are opening a new office or need to expand or replace existing telephone systems.  Full integration with Microsoft Outlook® provides a simple method to place calls by clicking on an Outlook® contact, while voice mails are delivered as e-mails with an attached voice message that can be played on virtually any computer or handheld wireless device.  All corporate service options can be configured by the user in real time using a personal user portal, virtually eliminating the costs associated with the labor-intensive reconfiguration of legacy telephone systems.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

IP Connect – Our IP Connect service allows a customer to retain and use its existing legacy telephone system, while relying on Fusion’s IP-based network to provide its local network access and domestic and international long distance service.  IP Connect customers save on their local, long distance, and international call charges, and gain the many advantages of Internet telephony.  They also eliminate the cost of interoffice calling, and combine their voice and data traffic onto a single broadband access facility for further cost savings – all without having to abandon their existing technology investment.

IP Termination – IP Termination service allows a customer to retain and use its existing legacy telephone systems, as well as its existing local network access facilities, while leveraging Fusion’s global network to obtain high quality, low cost domestic and international long distance service.  This is a service that would typically be used by major corporations with significant domestic and/or international calling.

Internet Access – Fusion offers reliable, secure and cost-effective broadband Internet access to all users.  Fiber optics, broadband over copper and other technologies allow us to provide Internet access at bandwidth levels ranging from T-1 (1.5 Mbps) to DS-3 (45 Mbps) and higher.  Utilizing our ability to route both voice and data over the same facility while using Quality of Service routers designed to always provide adequate bandwidth for the highest quality voice traffic, we seek to maximize the efficiency of the Internet access service purchased.  Our strong relationships with carriers throughout the world also allow us to provide Internet access on a global basis.

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

Fusion Fax – Fusion’s desktop fax solution allows customers to electronically send, receive, store, and print faxes using their existing email and Internet infrastructure.  This advanced fax solution requires no application-specific hardware or software, and employs the latest in security capabilities.  Additionally, each user account can be personally controlled through a secure web interface that controls user preferences, cover sheet design and delivery reporting options.

Private Line Networks – Leveraging our own network, as well as our relationships with carriers throughout the world, we offer corporate users a full range of private line services between both domestic and international locations.  Services can be engineered to both U.S. (T-1) and international (E-1) standards, are available at all bandwidth levels and can be provisioned using traditional fiber optic or satellite facilities as well as packet-based technologies.  Services include traditional point-to-point networks, as well as Multi-Protocol Label Switching (MPLS) networks and Virtual Private Networks.

Co-Location Services – Fusion offers its corporate customers the opportunity to locate their communications or data processing equipment in its secure, co-location facility.  Our facility offers full environmental controls, battery and generator back-up power (AC and DC), 24x7 key-card access, round-the-clock security and alarm monitoring and a wide range of technical support services that can be provided by our on-site technical support personnel.

We combine services as necessary to create the precise communications package required by each customer.  For example, we may use IP Connect service at a customer’s headquarters location that already has a significant investment in telecommunications hardware, yet utilize a Hosted IP-PBX solution at a new branch office location being established.  We believe that our ability to uniquely tailor services to each customer’s specific requirements is a major part of what differentiates us from the competition.

Our corporate services generally offer several different calling packages, designed to meet the needs of different users.  Base level plans offer a nominal monthly recurring charge (“MRC”) for the basic service package.  Additional services, such as local, long distance or international calling, are charged at per minute rates.  Other packages with a higher MRC may include a specific number of minutes of local or long distance calling or even unlimited local or long distance calling.  Optional, value-added features for our basic services are available for an incremental MRC appropriate for the service.  Internet access services and/or private line services are charged on the basis of a fixed MRC for the service provided, and are generally based on the bandwidth utilized and the endpoints of the circuit.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

We have contracts with all of our corporate customers. The Company’s contracts range from one to three years, and all contracts have early cancellation penalties. The majority of our contracts are for a three-year term, and the current average term of all contracts combined is approximately 2.6 years.

Carrier Services

Our carrier services include voice termination through both VoIP and traditional Time Division Multiplexing (“TDM”) or “circuit-switched” technology.  This wholesale termination traffic consists of minutes of domestic and international long distance usage that must be terminated to telephone numbers in the intended destination countries. The majority of this traffic is international traffic, and we terminate carrier voice traffic to all countries worldwide using three distinct methods of termination:

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

Indirect Termination – Traffic routed via indirect termination will also travel from Fusion’s international gateway switch to the facilities of a carrier in the destination country. However, when utilizing indirect termination, we are sharing the interconnection arrangement and facilities with another carrier. The Company has dedicated capacity on the route and significant control over quality and capacity, but does not bear the sole cost burden of the route or the sole responsibility of maximizing utilization of the route.

Transit Termination – Traffic routed via transit termination will travel from Fusion’s international gateway switch via another carrier’s switch and their international routes to the destination country.  We often use multiple transit termination routes in order to obtain the best possible levels of quality and capacity for the termination of our carrier customers’ voice traffic.

All voice termination services utilize our proprietary least cost routing (“LCR”) technology and systems, to insure termination to the final destination at the lowest possible cost, thus maximizing our profit on that traffic.  Using LCR technology, we will often “blend” routes to provide our customers with the optimal mix of price and quality, or to meet unique customer requirements for the termination of voice traffic to specific countries.

We also utilize the termination capacity obtained through our interconnection agreements and other methods of termination to carry our corporate customers’ international traffic.  As we continue to execute our strategy for the growth of our corporate business segment, we expect to use an increasing percentage of our termination capacity to carry our higher margin corporate traffic.

We procure required Internet access and private line circuits from our global network of carriers.  We also leverage our relationship with these carriers in order to provide the high quality, low cost Internet access and private line services necessary to meet the international communications requirements of our corporate customers.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

For the year ended December 31, 2011, our five largest customers represented the following percentages of our consolidated revenue: Qwest Communications 18.1%; MCI Communications d/b/a Verizon 8.3%; Vonage Networks, LLC 6.8%; T-Systems 6.7%; and ILC Canada, Inc. 6.6%.

For the year ended December 31, 2010, our five largest customers represented the following percentages of our consolidated revenue: Qwest Communications 18.8%; MCI Communications d/b/a Verizon 13.8%; AT&T 9.2%; T-Systems 6.8%; and VCG Telecom 5.2%.

Strategy

Our strategy is to continue to grow our existing carrier business segment while accelerating the growth of our corporate services business segment, to ensure that an increasing portion of our total revenues are derived from the higher margin and more stable corporate business segment.

Corporate Services Segment Strategy

In our corporate services segment, we are focusing on generating the rapid growth necessary to make the revenues and margin from this segment a more significant portion of our total revenues and margin.  Specifically, we are focusing on the following strategies:

●
Expand the Direct Sales Effort – We intend to continue to expand the direct sales effort that we launched in 2009 by adding new sales personnel in the primary markets we serve.  We currently have direct sales personnel based in our New York headquarters and our Fort Lauderdale, Florida office.

●
Focus on Direct Sales to Large Enterprises – In the current economy, large enterprises are particularly focused on reducing costs wherever possible. This provides us with an excellent entry to some very large potential customers that previously may have been difficult to approach.  We are leveraging this unique opportunity, as well the extensive contacts of our officers and directors, to meet with such large enterprise customers and drive the sale of our high-volume international call termination services, Internet access services and private line networking services.

●
Increase the Number of Partners – We continue to seek new sales “partners” to assist in the indirect sale of our services to small and medium businesses, and to target customers in markets where we do not currently have a direct sales presence.  In particular, we are looking to attract partners that have an existing base of voice and/or data customers, partners with a significant direct sales effort and/or a network of sub-agents that can sell our products and services and partners looking to add VoIP services to their existing product portfolio.

●
Increase Partner Productivity – We are working to increase the average productivity of our sales partners with additional training on our products and services, targeted promotions and closer management and support.  We are also seeking to add new partners that have more direct control over the sale of our services, including hospitality management companies, franchise companies, and other similar entities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

●
Increase Average Revenue per Account – We are seeking to increase the average revenue per account for both new and existing customers.  We are focusing on the sale of add-on or enhanced services, including auto-attendant service, call center features, audio and web conferencing and fax services.  We are also working to increase the percentage of customers that order their broadband Internet access connections from us.

●
Introduce New Products and Services – We intend to continue to attract new customers and drive increased revenue through the introduction of new products and services, such as cloud computing, as well as innovative and competitive new service packages.

Carrier Segment Strategy

In growing our carrier segment, we intend to focus on both the revenue growth and the margin growth of this segment.  In particular, we will focus on the following:

●
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

●
Increase Business with Existing Carrier Customers – We will seek to strengthen our relationships with existing major customers, and to maximize the traffic received from and sent to them.  We believe that expanding existing relationships is the best way to quickly increase revenue, and that expanding volume generally leads to more attractive pricing and margins.

●
Increase Sales to Non-Traditional Carriers – We will seek to expand our sales to non-traditional carriers, including cable television providers, Internet search engine companies, and large IP telephone companies. We believe the revenue streams from such entities will be more predictable and will offer better margins than the revenues from traditional domestic and international carriers.

●
Focus on Back-Office Automation – We will continue to seek to automate functions that will allow us to reduce headcount and related costs, thereby improving margins and responding more quickly to the needs of our carrier customers.  In this area, we anticipate continued improvements in areas such as routing, code management, traffic monitoring and alarms, capacity management, provisioning, circuit testing and billing.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Our direct sales personnel are experienced professionals who generally come to us with 10+ years of sales and communications experience.  Ongoing training on our products and services, telecommunications technology and sales techniques are a part of each direct sales person’s weekly routine.

Our direct sales personnel are compensated on a combination of base salary and incentive compensation, with the latter being based directly on revenue and margin generated.  Each sales person has established monthly objectives, and is held directly accountable for the achievement of those objectives.

Partner Sales

Our corporate services are also sold through independent, third-party sales agents or “partners,” who leverage their existing business relationships to sell our services.  Our partners are compensated solely on a commission-based structure.  We typically control the product, pricing, branding, technical support, billing and collections.  Our partners include interconnect companies, data service companies, value added resellers, network and IT consultant, and LAN/WAN integrators, as well as companies dedicated to the sale of IP-based communications services.  Many of these partners have multiple sales personnel working for them.  In addition to local distribution and support, our partners occasionally assist in the installation of our services.  As of December 31, 2011, we were represented by 105 partners located in 20 states.

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

Operations

We believe the manner in which we service customers after they have placed an order differentiates us from our competitors.  We rely on our people and automated systems to ensure that provisioning, installation, training, billing and customer service provide the best possible experience for our customers.

The provisioning process turns a customer order into the necessary equipment and systems programming to properly deliver the specific services that were ordered.  In the case of the Company’s corporate services, this process consists of verifying all order information; conducting a site survey of the customer’s location(s) and current equipment; building the proper customer profiles within our service platforms; ordering and shipping required telephones, routers, and other equipment; and setting up the necessary customer records in our billing system.  For Internet access or private line circuits, provisioning may include engineering the circuit design and ordering required transmission facilities from the local telephone company or an interexchange carrier.  In each case, we coordinate the efforts of our centralized provisioning organization and our provisioning systems to ensure that the process occurs in the minimum possible time, and that all components are tested and ready to meet the customer’s scheduled installation date.

On the scheduled installation date, a Fusion installation technician (internal or contracted) is dispatched to the customer premises to complete the installation.  Depending upon the actual service ordered, the technician may configure and install IP telephones, install a router or Internet access device, complete required cabling, install and test Internet service or install and test private lines.  It is our objective to complete the installation on the scheduled date, and leave the customer satisfied that everything has been properly installed and is performing as expected.

We believe that training the customer to take full advantage of the features and functionality of our corporate VoIP services is a critical component of the service delivery process.  Immediately after installation we complete an in-depth training session with the customer, either in person or via web conferencing, during which we train the customer’s employees on the use of their new services and features and train the customer’s service administrator on the technical details required for the ongoing administration of the service.  We also provide the customer with manuals covering the set-up and operation of the phones, voice mail and user portals.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Customer invoices for our corporate services are delivered electronically via email on a monthly basis.  We do not send paper invoices.  Invoices include full call detail, as well as a breakdown of charges, taxes and other fees. Monthly service charges are billed in advance, and usage-based charges are billed in arrears.  Our use of package plans, including local and/or long distance calling, increases the percentage of total charges billed in advance as an MRC, thus simplifying billing for us and the customer and minimizing subsequent customer service issues.  Invoices for our carrier customers may be rendered on a weekly, semi-monthly, or monthly basis, and are also delivered electronically.  Upon request, we will also provide carriers with an electronic file of their call detail records (“CDR”s) for analysis or invoice audit purposes.

Customer service representatives are available to our customers on a 24 x 7 basis.  Corporate customers will initially contact our retail customer service center, where billing questions and most general service questions are quickly answered.  Where technical questions or service related issues require further assistance, the customer will be transferred to the Company’s network operations center (“NOC”) for the necessary technical support.  The NOC continuously tracks real-time performance of the Company’s network, and has full access to the necessary data, systems, tools, and technical personnel required to solve any customer or network issues.

The Network

Our products and services are delivered over an advanced, IP-based communications network that leverages the latest technology and allows for the rapid introduction of new features and applications.  The Company’s service platforms are built on a distributed architecture that enables us to extend our products and services globally, delivering our voice and data services to customers worldwide.  The Company’s NOC is manned 24 hours per day 7 days per week and employs state-of-the-art monitoring and alert systems that ensure quality of service and a proactive response to any potential customer service issues.  Automated back-office and support systems accelerate service provisioning and allow customers to add or change services efficiently.

Our carrier-class network employs a digitized, packet-switched service platform capable of interfacing with all Internet protocols, as well as with TDM or circuit-switched systems, and provides the flexibility necessary to seamlessly transport our customers’ voice and data traffic throughout the world.  Multi-peered Internet access is delivered through dedicated and redundant high-speed interconnections to all major Internet backbones.  Advanced route optimization technology delivers enhanced reliability and performance by routing around network hotspots and avoiding downtime, packet loss and latency.

Key network elements include the Company’s Veraz ControlSwitch and associated media gateways; BroadSoft retail services platform; Cisco media gateways, routers, and switches; and Nextone session border controllers.  These redundant network elements are interconnected via a dedicated, fiber-based gigabit Ethernet backbone.  Most network elements are based on software applications that execute entirely on off-the-shelf servers.  Built for easy and rapid scalability, as well as security and reliability, Fusion’s service platforms minimize the capital expenditures associated with legacy switching infrastructures, allow for shorter installation intervals and faster customer provisioning and expedite the deployment of new and innovative products and services.

Our centralized network elements are housed in our own carrier-grade switching facility, located in a secure carrier building that houses many other carriers and is interconnected to all major carrier buildings.  This location allows for cost-effective and rapid interconnection and capacity expansion to carrier customers and vendors, as well as major enterprise customers.  We believe our choices of location and equipment offer an extensible platform to support our envisioned growth and allow us to quickly embrace emerging technologies as they become available.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Our network architecture is highly distributable and allows us to deliver our carrier and corporate services to every part of the world quickly and reliably.  We are able to locate remote network gateways in decentralized locations throughout the world, yet control the services they deliver from our centralized facility.  As a result, we believe we can capitalize on market opportunities that would previously have been uneconomical due to the expense of deployment and the associated marketplace risks.  The Company’s direct interconnections with over 270 global carriers are managed through sophisticated routing systems that allow us to fully monitor performance and dynamically route customer traffic based on unique parameters that ensure the highest quality at the lowest cost. Unlike many retail service providers that rely on only a few carriers to deliver their customers’ traffic, Fusion can leverage the strength and depth of its carrier business to provide the greatest possible range of network and traffic termination options for its corporate customers.

Competition

The communications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies and pricing decisions of the larger industry participants.  In addition, companies offering Internet, voice and data communications services are, in some circumstances, consolidating.  Service providers generally compete on the basis of price, customer service, product quality, brand recognition and breadth of services offered.  Additionally, carriers may compete on the basis of technology.  Recently, the ability to provide VoIP services has been a key differentiator.  As technology evolves and legacy systems become an encumbrance, we expect carriers to compete on the basis of technological agility and their ability to rapidly deliver new services.

Within our carrier services segment, we compete with many of the largest domestic communications carriers, including AT&T, Verizon, Qwest/Century Link and Global Crossing/Level 3.  Internationally, we compete with major entities such as British Telecom, Telstra, Tata Communications, Cable & Wireless, Telecom Italia and KDDI.  We also compete with smaller, internationally focused carriers, including Primus, iBasis, Phonetime, Compass Global and BTS.

Within our corporate services segment, we compete with companies such as Vonage, CBeyond, 8x8, and Skype. However, as Vonage and Skype focus primarily on consumers and smaller business customers, we do not currently see them as major competitors.  As we grow our presence in the corporate marketplace, we see our primary competitors as the business-focused VoIP service providers, such as CBeyond and 8x8; service providers employing traditional technologies to sell into the enterprise marketplace, including Windstream and XO Communications; cable television companies offering VoIP services, like Cox Communications, Comcast and Cablevision; and the incumbent local telephone companies like AT&T, Verizon, and Qwest/Century Link.  We also believe that in the future, given relatively low barriers to entry, other companies may elect to compete in the VoIP services arena.  While we believe the Company’s technology, back office systems, distribution relationships and marketing skills provide us with a competitive advantage, many of our existing competitors have significantly greater resources and more widely recognized brand names.

Government Regulation

In the United States, our services are generally subject to varying degrees of federal, state and local regulation, including regulation by the Federal Communications Commission (the “FCC”) and various state public utility commissions or public service commissions.  We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies.  While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing.  However, they do require the filing of various reports, compliance with public safety and consumer protection standards and the payment of certain regulatory fees and assessments.

We cannot provide assurance that the U.S. and foreign regulatory agencies exercising jurisdiction over us will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority.  Similarly, if our pricing and/or terms or conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs.  We have been delinquent in certain filing and reporting obligations in the past including, but not limited to, filings with the FCC and Universal Service Fund (“USF”) reports and payments.  We are currently working with various federal and state regulatory agencies to complete any outstanding filings.

As an international carrier, we are subject to FCC regulation under the Communications Act.  We have applied for and received the necessary authority under Section 214 of the Communications Act to operate as an international carrier.  Generally, the Company’s international traffic is subject to minimal regulation by state and local jurisdictions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

In April 2004 the FCC rendered a decision on an AT&T Petition for Declaratory Ruling.  It determined that where 1+ calls were made from regular telephones, converted into an IP format, transported over the AT&T Internet backbone and then converted back from their IP format and delivered to the called party through the local telephone network, the service was a “telecommunications service” for which terminating access charges were due to the local exchange carrier.  The FCC limited its decision to the specific facts of the AT&T case where the type of service involved ordinary Customer Premise Equipment (“CPE”) with no enhanced functionality, and the calls originated and terminated on the public switched telephone network (“PSTN”).

Although the FCC determined the specific services provided by AT&T to be telecommunications services subject to interstate access charges rather than information services not subject to such charges, it made no determination regarding the regulatory status of phone-to-phone VoIP or its exposure to key public policy issues like USF, 911 Emergency Service, and the Communications Assistance for Law Enforcement Act (“CALEA”).  The FCC further qualified the decision by stating that in no way is the FCC precluded from adopting a different approach when resolving the pending IP-Enabled Services rulemaking proceeding or the Inter-Carrier Compensation rulemaking proceeding.

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

Some states have tried to directly regulate VoIP services on an intrastate basis, but these attempts have, so far, not held up to court challenges.  Many states are holding hearings to research and discuss the issues surrounding the regulation of VoIP services.  Others are encouraging or even requesting VoIP service providers to subject themselves to public service commission jurisdiction and obtain certification as telephone companies.  However, most have adopted a “wait and see” attitude.  We are monitoring the actions of the various state regulatory agencies, and are endeavoring to ensure that we are in compliance with the applicable regulations, including any new regulations that may be passed.  However, there can be no assurance that we are fully aware of all applicable requirements or that we will always be fully compliant.  Should we fail at any time to be compliant with applicable state regulations, or to file required reports to state regulatory agencies, we could be subject to fines or other penalties.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Intellectual Property and Trademarks

We have several trademarks and service marks, all of which are of material importance to us.

The following trademark is registered with the United States Patent Trademark Office; however, it is not registered at the international level:

●	Fusion Telecom

Applications covering the following trademarks and service marks have been filed with the United States Patent Trademark Office and are currently in the registration process:

●	Fusion
●	Fusion Tel
●	Fusion Telecommunications International
●	Fusion Softphone
●	Fusion (Logo)

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

Employees

As of December 31, 2011, the Company had 53 full time employees.  None of our employees are represented by a labor union or collective bargaining agreement.  We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2011, and December 31, 2010, 81.5% and 86.7%, respectively, of the Company’s revenue was derived from customers in the United States and 18.5% and 13.3%, respectively, was derived from international customers.  As of December 31, 2011 and 2010 the Company did not have any long-lived assets that were located outside of the United States.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

At December 31, 2011, we had nominal cash on hand, a working capital deficit of approximately $12.0 million and a stockholders’ deficit of approximately $10.6 million.  Although we have reduced our losses, we continue to sustain losses from operations and for the years ended December 31, 2011 and 2010, we incurred net losses applicable to common stockholders of approximately $4.9 million and $6.4 million, respectively.  In addition, we did not generate positive cash flow from operations for the years ended December 31, 2011 and 2010.  We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital.  In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in dilution of our common stock.

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit.  In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2011 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

Our carrier services revenue performance is subject to both internal and external influences, which have negatively impacted our revenues and may continue to do so in the future.

During 2011 and 2010, the Company's carrier services revenue was negatively impacted not only by seasonal and economic market fluctuations, but also by a general decline in the overall market for international communications as a result of current economic conditions.  We were also adversely affected by limits on our ability to provide extended payment terms to larger customers.  We anticipate that these revenue growth constraints will be eased as the general economic conditions and the Company’s financial condition improve, but there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

Our business is capital intensive, and we do not currently generate sufficient revenues to offset our operating expenses.  If we are unable to obtain additional funding as and when required, we may have to significantly curtail or possibly terminate our operations.

We will require substantial future capital in order to continue to fund our operating expenses and to otherwise execute our business plan.  If we are unable to obtain additional financing or generate sales revenue sufficient to sustain our operations, we could be forced to significantly curtail or suspend our operations, including laying-off employees, selling assets and other measures.  Additional capital may not be available to us when needed on terms that are acceptable to us, or at all.

We have historically funded our working capital requirements through the sale of our equity securities.  The sale of equity securities to fund operations is dilutive to the equity ownership of our existing stockholders.  Unless we are able to substantially increase our revenues to fund our operating expenses, we will in all likelihood be required to continue to fund operations through additional sales of our equity securities.  In addition, limited cash resources may restrict our ability to sell those carrier services that require us to purchase termination capacity on shorter payment terms than the terms under which we are able sell to our customers. This could limit our ability to grow our revenues and/or margins, or limit our ability to achieve our revenue and/or margin targets.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

We have historically relied on our officers and directors to loan us funds to sustain our operations. If such loans are not available if and when we require them in the future, we may have insufficient capital to operate. We may also be required to repay loans, including those from our affiliates, from our accounts receivable.

We have historically relied upon loans from non-related and related parties, including Marvin Rosen, the chairman of our board of directors, to fund our operations.  From January 1, 2011 through December 31, 2011, we received approximately $2.9 million in new loans from Mr. Rosen.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2012.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

We have historically funded our cash flow requirements, in part, from the proceeds of loans evidenced by secured promissory notes.  To the extent that term notes were not repaid on their stated maturity date, they were typically converted into demand notes, which may be called in the discretion of the note holders.

As of December 31, 2011, approximately $4.9 million of indebtedness was evidenced by such demand notes, all of which are held by Mr. Rosen.  In connection with these notes, Mr. Rosen has been granted a subordinated security interest in our accounts receivable.  If Mr. Rosen were to suddenly demand payment of all outstanding demand notes, or a substantial portion thereof, we likely would not have sufficient funds to repay those notes.  In such event, he could assert rights against us in legal proceedings, and could seek to collect on the notes by enforcing his security interest in our accounts receivable.  This could adversely affect the availability of the funds required to continue operation of our business.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without increasing our revenues.

We may not be able to expand our product offerings, client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational, and financial resources and may increase our costs.  If we are unable to successfully manage our future growth, continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or achieve profitability.

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

The communications industry is subject to rapid and significant changes due to technology innovation, evolving industry standards and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We will need to use technologies effectively, continue to develop our technical expertise and enhance our existing products and services in a timely manner to compete successfully in this industry.  We may not be successful in using new technologies effectively, developing new products or enhancing existing products and services in a timely manner, and we cannot assure you that any new technologies or enhancements used by us or offered to our customers will achieve market acceptance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Some of our services are dependent upon multiple service platforms, network elements, and back-office systems that are reliant on third party providers.

We have deployed back-office systems and services platforms that enable us to offer our customers a wide-array of services and features.  Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, invoice customers, provision client orders, and achieve operating efficiencies.  Some of these systems are dependent upon license agreements with third party vendors. These third party vendors may cancel or refuse to renew some of these agreements, and the cancellation or non-renewal of these agreements may harm our ability to invoice customers and provide services efficiently.

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

Breaches in our network security systems may hurt our ability to deliver services and our reputation and result in liability.

We could lose clients or expose ourselves to liability if there are any breaches to our network security systems that jeopardize or result in the loss of confidential information stored in our computer systems.  Since our inception, we have experienced only two known breaches of network security, which resulted in a temporary failure of certain network operations, but neither breach resulted in any loss of confidential customer information or in any material financial loss.  However, a future network security breach could harm our ability to deliver certain services, damage our reputation or subject us to liability.

Our revenue growth is dependent upon our ability to build new distribution relationships and to bring on new customers, for which there can be no assurance.

Our ability to grow through efficient and cost effective deployment of our VoIP services is in part dependent upon our ability to identify and contract with local entities that will assist in the distribution of our services.  This will include local sales partners that sell our corporate services.  If we are unable to identify or contract for such distribution relationships, or if the efforts of third party sales agents are not successful, we may not generate the customers or revenues currently envisioned and our results of operations will be adversely impacted.

We are dependent upon our ability to obtain the necessary regulatory approvals and licenses to enter new domestic and international markets in which such approvals are required. Such approvals may or may not occur as planned and may or may not be delayed.

Our entry into new domestic and international markets may in certain cases rely upon our ability to obtain licenses or other approvals to operate in those markets, our ability to establish good working relationships with the relevant telecommunications regulatory authorities in that jurisdiction or our ability to interconnect to the local telephone networks in that market.  If we are not able to obtain necessary licenses or approvals, our ability to enter into new markets may be delayed or prevented.

The communications services industry is highly competitive and we may be unable to compete effectively.

The communications industry, including the provisioning of voice services, Internet services and data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services.  We expect that new carrier competitors, as well as “gray market” operators (operators who arrange call termination in a manner that bypasses the authorized local telephone company, resulting in high margins for them and substantially lower revenues for the legitimate providers), may have an impact on the market.  In addition, many of our current carrier and corporate competitors are significantly larger and have substantially greater market presence; greater financial, technical, operational and marketing resources; and more experience. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets.  We also believe that competition will continue to increase, placing downward pressure on prices.  Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors.  In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us.  If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Industry consolidation could make it more difficult for us to compete.

Companies offering voice, Internet, data and communications services are, in some circumstances, consolidating. We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, technical, sales and marketing resources, or with larger client bases, more extended networks or more established relationships with vendors, distributors and partners.  With these heightened competitive pressures, there is a risk that our revenues may not grow as expected and the value of our common stock could decline.

Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

A majority of the voice calls made by our clients are connected through other communication carriers, which provide us with transmission capacity through a variety of arrangements.  Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations.  If we do not secure or maintain operating and termination arrangements our ability to increase services to our existing markets, and gain entry into new markets, will be limited.  Therefore, our ability to maintain and expand our business is dependent, in part, upon our ability to maintain satisfactory relationships with other domestic carriers, Internet service providers, international carriers, satellite providers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis.  In addition, if a carrier with whom we interconnect does not carry the traffic routed to it, or does not provide the required capacity, we may be forced to route our traffic to, or buy capacity from, a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality.  In the event network service is degraded, it may result in a loss of customers. To the extent that any of these carriers with whom we interconnect raise their rates, change their pricing structure or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent on third party equipment suppliers for equipment, software and hardware components, including Cisco, Nextone, BroadSoft and Veraz.  If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources of supply if and as required, it could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected.

We rely on the cooperation of other international carriers and/or postal telephone and telegraph companies (“PTTs”), who may not always cooperate with us in our attempts to serve a specific country or market.

In some cases, the growth of our carrier services business requires the cooperation of other international carriers and/or the incumbent PTT in order to provide services to or from specific countries or markets. In the event the PTT, or another in-country international carrier, does not cooperate with us or support us in our efforts to serve that country, our ability to provide service to or from that country may be delayed, or the costs to provide service might increase due to our being forced to use another more expensive carrier.  If we are unable to develop and maintain successful relationships with other international carriers and PTTs, our ability to service an important market could be prevented or adversely affected.

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
2011 ANNUAL REPORT ON FORM 10-K

Because we do business on an international level, we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenues.

There are certain risks inherent in doing business internationally, especially in emerging markets, such as unexpected changes in regulatory requirements, the imposition of tariffs or sanctions, licenses, customs, duties, other trade barriers, political risks, currency devaluations, high inflation, corporate law requirements and civil unrest. Many of the economies of these emerging markets we seek to enter are weak and volatile.  We may not be able to mitigate the effect of inflation on our operations in these countries by price increases, even over the long-term. Further, expropriation of private businesses in such jurisdictions remains a possibility, whether by outright seizure by a foreign government or by confiscatory tax or other policies.  Also, deregulation of the communications markets in developing countries may or may not continue.  Incumbent service providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their networks.  The legal systems in emerging markets also frequently have insufficient experience with commercial transactions between private parties, therefore we may not be able to protect or enforce our rights in some emerging market countries. Governments and regulations may change, thus impacting the availability of new licenses or the cancellation or suspension of existing operating licenses. The instability of the laws and regulations applicable to our businesses, as well as their interpretation and enforcement, could materially impact our business in those countries and adversely affect our financial condition or results of operations.

The regulatory treatment of VoIP outside the United States varies from country to country.  Some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies and they may assert that we are required to register as a telecommunications carrier in that country or impose other more onerous regulations.  In such cases, our failure to register could subject us to fines, penalties or forfeiture of our right to do business in that country.  Regulatory developments such as these could have a material adverse effect on our international operations.

Additional taxation and government regulation of the communications industry may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

As a result of changes in regulatory policy, we could be forced to pay additional taxes on the products and services we provide.  We structure our operations and our pricing based on assumptions about various domestic and international tax laws, tax treaties and other relevant laws.  Taxation authorities or other regulatory authorities might not reach the same conclusions about taxation that we have reached in formulating our assumptions. We could suffer adverse tax and other financial consequences if our assumptions about these matters are incorrect or the relevant laws are changed or modified.

In the U.S., our products and services are subject to varying degrees of federal, state and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions.  We may also be subject to similar regulation by foreign governments and their telecommunications and/or regulatory agencies.  While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing.  However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

We cannot assure you that the applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority.  Similarly, if our pricing and/or terms and conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs.  We have been delinquent in certain filing and reporting obligations in the past, including, but not limited to, filings with the FCC and Universal Service Fund (USF) reports and payments.  We are currently working with various federal and state regulatory agencies to complete any outstanding filings and resolve outstanding payment issues.

In addition to new regulations being adopted, existing laws may be applied to the Internet, which could hinder our growth.

New and existing laws may cover issues that include: sales and other taxes; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; cross-border commerce; copyright, trademark and patent infringement; and other claims based on the nature and content of Internet materials.  Changes to existing regulations or the adoption of new regulations could delay growth in demand for our products and services and limit the growth of our revenue.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

A large percentage of our current revenues are related to a small group of customers and loss of any of those customers could negatively impact our revenues.

A large percentage of our carrier services revenues are provided by a limited number of customers.  Specifically, our five largest customers accounted for approximately 47% and 53% of our revenues for the years ended December 31, 2011 and December 31, 2010, respectively.  The terms of our customer agreements do not bind the customer contractually to continue using our services and if our business with these customers were to significantly decrease or cease altogether, it could have a negative impact on our revenues and cash flow.

Risks Related to our Common Stock

Although our shares are widely dispersed, two voting blocs may influence the outcome of matters submitted to a vote of our stockholders; and the interests of these voting blocs may differ from other stockholders.

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 19.9 million shares, or 12.2%, of our outstanding common stock, and is the second largest single voting bloc in the Company. Additionally, our directors and executive officers as a group currently beneficially own approximately 49.6 million shares, or 27.9% of our common stock.  As a result, while neither West End nor our directors and officers as a group have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enables both groups to influence the outcome of these matters, including the election of directors and extraordinary corporation transactions including business combinations. The interests of the holders of these voting blocs may differ from those of other stockholders.

We are unlikely to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock.  We intend to retain any future earnings to finance our operations and expand our business and therefore do not expect to pay any cash dividends in the foreseeable future.  Holders of our outstanding preferred stock are entitled to receive dividends prior to the payment of any dividends on our common stock.  The payment of dividends is also subject to provisions of Delaware law prohibiting the payment of dividends except out of surplus and certain other limitations.

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

In addition, the market price of our common stock may fluctuate significantly in response to a number of other factors, many of which are beyond our control, including but not limited to the following:

●	Ability to obtain securities analyst coverage
●	Changes in securities analysts’ recommendations or estimates of our financial performance
●	Changes in the market valuations of companies similar to us
●	Announcements by us or our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures, or capital commitments
●	Failure to meet analysts’ expectations regarding financial performance

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Our common stock may become subject to the “penny stock” rules of the SEC, which will make transactions in our shares cumbersome and may reduce the value of an investment in our shares.

For so long as the trading price of our common stock is less than $5.00 per share, our common stock may be considered a "penny stock," and in such event trading in our common stock would be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

To date, we have not been considered a “penny stock” due to an exemption from Rule 15g-9 for companies with average annual audited revenues for the prior three years of in excess of $6,000,000 per year.  However, should the exclusions from the definition of a “penny stock” change, or should our annual revenues fall dramatically, we may become subject to rules applicable to “penny stocks” and the market for our shares may be adversely affected.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights in favor of our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

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

Historically, we have funded our working capital requirements through the sale of our equity.  The use of our equity to fund operations is dilutive to the equity ownership of our securities by our existing stockholders.  Unless we are able to generate substantial revenues to fund our operating expenses, we will, in all likelihood, be required to continue to fund operations through the sale of our equity.  Moreover, the dilutive effect on our stockholders of the issuance of new equity shares is directly impacted by the market price for our shares at the time of issuance.  If we are required to issue shares at a time when the market price for our shares is depressed, we will issue more shares than if the market price was higher, and the dilutive effect on our stockholders will be greater.

The issuance of our common stock upon the exercise of options or warrants or the conversion of outstanding convertible securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of the date of this report, there were 163,121,154 shares of our common stock outstanding.  The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.  As of December 31, 2011, unexercised options to purchase 6,634,261 shares of our common stock, unexercised warrants to purchase 47,615,186 shares of our common stock and outstanding preferred stock, including accumulated dividends, convertible into 7,021,512 shares of common stock were outstanding.

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
2011 ANNUAL REPORT ON FORM 10-K

We could use preferred stock to fund operations or resist takeovers, and the issuance of preferred stock may cause additional dilution.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock are currently issued and outstanding.  Our certificate of incorporation gives our Board of Directors the authority to issue preferred stock without the approval of our common stockholders.  We may issue additional shares of preferred stock to raise money to finance our operations.  We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

●	Dividend and liquidation preferences
●	Voting rights
●	Conversion privileges
●	Redemption terms
●	Other privileges and rights of the shares of each authorized series

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

RISKS RELATED TO OUR PROPOSED ACQUISITION OF NBS

Consummation of our proposed acquisition of NBS is subject to the satisfaction of numerous conditions precedent and may not be consummated.

Consummation of our proposed acquisition of NBS is subject to the satisfaction of numerous conditions precedent, including but not limited to, satisfactory completion of our due diligence and completion of an audit of the financial books and records of the business to be acquired, receipt of certain regulatory approvals, our receipt of sufficient funding to pay the cash portion of the purchase price and provide for reasonable post-acquisition working capital requirements, negotiation and execution of mutually acceptable executive employment and non-compete agreements with Jon Kaufman, the principal operating officer of NBS, and other customary conditions of closing.  There is no assurance that the conditions precedent to closing will be satisfied or waived, or that the proposed acquisition of NBS will be consummated.

We may be unable to secure the funding necessary to consummate our proposed acquisition of NBS.

Among the conditions precedent to consummation of our acquisition of NBS is our ability to secure the necessary funding.  While we are engaged in discussion with several potential sources of a combination of debt and equity financing, there is no assurance that we can obtain the necessary financing on acceptable terms, or at all.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Consummation of our acquisition of NBS does not provide assurance that the operations of NBS will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as our proposed acquisition of NBS, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will create accretive earnings and improved results of operations.  However, realization of these envisioned results are subject to numerous risks and uncertainties including but not limited to:

●	Diversion of management time and attention from daily operations;
●	Difficulties integrating the acquired business, technologies and personnel into our business;
●	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and
●	Assumption of the liabilities and exposure to unforeseen liabilities of the acquired business

Even if our proposed acquisition of NBS is consummated, there is no assurance that the acquisition will be accretive to our earnings or otherwise improve our results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.     PROPERTIES.

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of the Company’s leased offices and space as of December 31, 2011.

Location	Lease Expiration	Annual Rent	Purpose	Approx. Sq. Ft.
420 Lexington Avenue, Suite 1718, New York, New York 10170	October 2015	$ 475,000	Lease of principal executive offices	9,000
75 Broad Street, New York, New York 10007	November 2015	$ 446,000	Lease of network facilities	9,274
1475 W. Cypress Creek Road, Suite 204, Fort Lauderdale, Florida 33309	August 2014	$ 150,000	Lease of network facilities and office space	9,716

We believe that the Company’s leased facilities are adequate to meet our current and future needs.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

ITEM 3.     LEGAL PROCEEDINGS.

On February 16, 2012, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 56186/12), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises.  The Company intends to contest and dispute the claims set forth in the foregoing Petition.  However, due to the uncertainties of litigation and other unknown factors, there can be no assurances that the Company will be able to reach a favorable resolution to this proceeding.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “FSNN.”  The following tables list the high and low sales prices for the Company’s common stock for each fiscal quarter during the two preceding fiscal years.

Year Ended December 31, 2011	High	Low
First Quarter	$0.10	$0.06
Second Quarter	$0.12	$0.07
Third Quarter	$0.11	$0.07
Fourth Quarter	$0.10	$0.06

Year Ended December 31, 2010	High	Low
First Quarter	$0.16	$0.10
Second Quarter	$0.24	$0.10
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.13	$0.07

The market price for the Company’s common stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders of Record

As of December 31, 2011, there were approximately 437 shareholders of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance our operations, and to expand our business.  Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Delaware law and other factors that our board of directors considers appropriate.

The holders of the Company’s Series A-1, A-2, and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as declared by the Company’s board of directors, on January 1 of each year, commencing on January 1, 2008. The board of directors has not declared any dividends on the Series A-1, A-2, or A-4 Preferred Stock.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2011, we sold and issued to 13 accredited investors 7,207,678 shares of common stock and warrants to issue 2,612,309 shares of the Company’s common stock at exercise prices ranging from $0.07 to $0.11 per share, or 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds of $510,500 were used for general working capital purposes.  The securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Between January 1, 2012 and March 15, 2012, we sold and issued to 23 accredited investors 9,409,804 shares of common stock and warrants to issue 2,822,950 shares of the Company’s common stock at exercise prices ranging from $0.09 to $0.23 per share, or 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds of $975,200 were used for general working capital purposes.

The foregoing transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.  This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology.  The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements (see Item 1A, “Risk Factors”).

OVERVIEW

Our Business

We are an international telecommunications carrier delivering value-added communications solutions to corporations and carriers in the United States and throughout the world.  We offer services that include voice and data communications using Voice over Internet Protocol (“VoIP”), private network services, broadband Internet access, and other advanced services.  The Company's Corporate Services business segment focuses on small, medium, and large corporations headquartered in the United States, but with the ability to serve their global communications needs and to provide service virtually anywhere in the world. The Company's Carrier Services business segment focuses on carriers across the globe, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean.  Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a strong focus in recent years on VoIP termination to emerging markets.  We have focused on growing our existing customer base, which was primarily U.S.-based, through the addition of new international customers.  We have also focused on expanding the Company’s vendor base through the addition of direct VoIP terminating arrangements to new countries and emerging markets.

Although we believe that the Carrier Services business segment continues to be of significant value to our long term strategy, ongoing competitive and pricing pressures have caused us to increase our focus on the higher margin Corporate Services business segment and to expand our efforts to market to small and mid-sized corporations, as well as larger enterprises, using both our direct and partner distribution channels.  While our Corporate Services business segment is still a relatively small portion of our revenue base, we continue to increase our emphasis on this segment in order to increase the percentage of the Company’s total revenues contributed by the Corporate Services business segment. We believe that this will complement the Company’s carrier business segment by providing higher margins and a more stable customer base.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

On January 30, 2012, we entered into purchase agreements to acquire the business currently operated by Network Billing Systems, LLC and Interconnect Systems Group II LLC (collectively, “NBS”).  NBS currently provides voice (including VoIP) and data telecommunications services, as well as a wide variety of managed and cloud-based telecommunications services, to small and medium sized companies.  For the year ended December 31, 2011, NBS had unaudited revenues of approximately $26.8 million and unaudited net income of approximately $3.0 million.  NBS has approximately 5,000 customers.

The aggregate purchase price for the NBS acquisition transaction is $20 million, consisting of $17.75 million in cash, $1.0 million to be evidenced by a 24-month promissory note payable to the sellers and $1.25 million in shares of restricted common stock of the Company.  Consummation of the transaction contemplated by the purchase agreements is subject to the satisfaction of certain conditions precedent, including, but not limited to, satisfactory completion of our due diligence on the business being acquired, completion of an audit of the financial books and records of NBS, receipt of certain regulatory approvals, our receipt of sufficient funding to pay the cash portion of the purchase price and provide for reasonable post-acquisition working capital requirements, negotiation and execution of mutually acceptable executive employment and non-compete agreements with Jon Kaufman, the principal operating officer of NBS, and other customary conditions of closing.  While the purchase agreements contemplate that closing of the acquisition of NBS would take place during the second quarter of 2012, the conditions precedent to closing are such that there can be no assurance that the acquisition will be completed in that time or at all.

We manage our revenues by business segment and customer. We manage our costs by service provider/vendor.  We track revenues by business segment, as the Company’s segments have different customer billing and payment terms and utilize different billing systems. We track total revenue at the customer level because our sales force manages revenue generation at the customer level, and because invoice charges are billed and collected at the customer level.

We manage our business segments based on gross profit and margin, which represents net revenue less the cost of revenue, and on net profitability.  Although our infrastructure is largely built to support all business segments and products, many of the infrastructure costs, selling, general and administrative expenses (“SG&A”) and capital expenditures can be specifically associated with one of our two business segments.  The majority of our operations, engineering, information systems and support personnel are assigned to either the corporate services or carrier services business segment for segment reporting purposes, while a relatively small number of personnel are allocated to the segments as appropriate.

Cost of revenues mainly includes the purchase of voice termination, as well as the cost of Internet access, private line, and other services from telecommunications carriers and Internet service providers.  We continue to work to lower the variable component of cost of revenues through the use of least cost routing, and through on-going negotiation of usage-based costs with our many domestic and international service providers.

Our operating expenses are categorized as depreciation and amortization, SG&A and advertising and marketing.  Depreciation and amortization includes the depreciation of our communications network equipment, leasehold improvements and office equipment and fixtures, as well as the amortization of our intangible assets.  SG&A includes salaries and benefits, sales commissions, the costs of occupancy related to our leased network facilities and administrative offices, legal and professional fees and other administrative expenses.  Advertising and marketing expense includes costs for promotional materials for the marketing of our corporate products and services.

Our Performance

Revenues for the year ended December 31, 2011 were $42.4 million, an increase of $0.6 million, or 1.4%, compared to the year ended December 31, 2010.  Our operating loss for 2011 was $4.3 million, compared to $5.8 million in 2010.  The improvement was mainly due to a $1.2 million reduction in operating expenses in 2011.  Net loss attributable to common stockholders was $4.9 million in 2011, compared to $6.4 million in 2010.

Our Outlook

Our ability to grow our business, fully implement our business plan and achieve profitability is dependent upon our ability to raise significant amounts of additional capital.  In addition to the cash portion of the purchase price of the pending NBS transaction, we require additional capital to support our Carrier Services business, specifically for capital expenditures required to expand our voice termination capacity, to implement a new automated system for the administration of routing and rates and for the working capital necessary to optimize the terms under which we buy from our vendors and sell to our customers.  We believe that if we are able to obtain the necessary capital to fund our Carrier Services business and the acquisition of NBS we will be able to compete effectively in both of our business segments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2011 and 2010:

	2011		2010
Revenues	$42,350,640	100.0%	$41,763,002	100.0%
Cost of revenues, exclusive of depreciation and amortization	38,067,888	89.9%	37,830,121	90.6%
Gross profit	$4,282,752	10.1%	$3,932,881	9.4%
Operating expenses:
Depreciation and amortization	516,892	1.2%	847,881	2.0%
Loss on impairment of intangibles	163,126	0.4%	19,018	0.0%
Selling general and administrative	7,897,339	18.6%	8,847,474	21.2%
Advertising and marketing	14,959	0.0%	38,973	0.1%
Total operating expenses	8,592,316	20.3%	9,753,346	23.4%
Operating loss	(4,309,564)	-10.2%	(5,820,465)	-13.9%
Interest expense, net of interest income	(201,183)	-0.5%	(180,714)	-0.4%
Other (expenses) income	46,319	0.1%	213,956	0.5%
Total other (expenses) income	(154,864)	-0.4%	33,242	0.1%
Loss from continuing operations	$(4,464,428)	-10.5%	$(5,787,223)	-13.9%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenues

Consolidated revenues were $42.4 million in the year ended December 31, 2011, compared to $41.8 million during the year ended December 31, 2010, an increase of $0.6 million, or 1.4%.  Carrier Services revenue of $40.1 million increased by $0.1 million, or 0.3%, over the same period of a year ago, as a 26% increase in the number of minutes transmitted over our network was mostly offset by the decrease in the blended rate per minute of traffic terminated.

Revenues for the Corporate Services segment increased $0.5 million, or 27.5%, to $2.2 million in 2011 compared to 2010 due to the continued growth in the customer base for this segment.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $38.1 million in the year ended December 31, 2011, compared to $37.8 million in the year ended December 31, 2010.  Consolidated gross margin was 10.1% in 2011, compared to 9.4% in the same period of a year ago.   The increase is mainly due to the higher Carrier Services margin and, to a lesser extent, the increased relative contribution of the higher margin Corporate Services business.  Gross margin for the Carrier Services business was 8.7% in 2011 compared to 8.1% in 2010.  The higher margin was due to a reduction of approximately $0.2 million in fixed costs in 2011, primarily for TDM circuits and internet bandwidth.  We believe there are opportunities to further improve our Carrier Services margin if we can obtain the necessary funding for capital expenditures and working capital.

During 2011, the Corporate Services business segment accounted for 19.0% of our consolidated gross profit, compared to 17.6% of consolidated gross profit in 2010.  Continuing to increase the relative contribution of our Corporate Services business segment is an essential component of our business strategy, and we believe that the NBS acquisition, if it takes place, will result in a substantial increase to our consolidated gross margins and significantly improve our overall operating results.  Gross margin for the Corporate Services business was 36.5% in 2011, compared with 39.7% in 2010.  The decrease in gross margin during the year was mainly due to price discounts granted to certain customers in 2011 in order to secure long-term business and expand our customer base, and to increased competitive pressures as 2011 progressed.  We expect these trends to continue in 2012, and we believe that we need to achieve greater economies of scale and enhance our product offerings in order to compete effectively in this business.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.3 million, from $0.8 million in the year ended December 31, 2010 to $0.5 million in the year ended December 31, 2011, as more existing assets became fully depreciated during 2011 than there were new assets placed into service during the year.  Although our liquidity constraints in 2011 did not significantly impact our ability to incur capital expenditures that were required to support our current network operations, if we are able to obtain funding to enhance our network capacity and capabilities in 2012 and beyond, we expect that this will result in future increases to depreciation expense.

Loss on Impairment

During the year ended December 31, 2011, we recorded an impairment charge in the amount of $0.2 million related to the Company’s trademark intangible assets, as compared to an impairment charge of approximately $19,000 in the same period of a year ago.  The impairment charges are based on the difference between the asset’s carrying value at the time of the impairment test and our estimate of fair market value.

SG&A

SG&A decreased to $7.9 million for the year ended December 31, 2011 as compared to $8.8 million in the year ended December 31, 2010.  During 2011, we reduced our accruals for certain state franchise taxes and other state and local taxes based on changes in estimates, resulting in a decrease in expense of $0.4 million.  Excluding this adjustment, SG&A decreased by $0.6 million, or 6.6%.  This decrease resulted from reduced employee compensation costs of $0.5 million, a $0.2 million reduction in rent and other occupancy costs, which was mainly due to the restructuring of the lease at our switch facility in late 2010, and $0.1 million of lower insurance expense, partly offset by a $0.2 million increase in bad debt expense and a $0.1 million increase in agent commissions associated with the growth of the Corporate Services business segment.

Advertising and Marketing

Advertising and marketing expenses was approximately $15,000 in the year ended December 31, 2011, compared to approximately $39,000 in the year ended December 31, 2010.  Although our use of advertising continues to be minimal, our pursuit of certain large scale opportunities for our Corporate Services business may result in increased marketing expenses in 2012 and beyond.

Operating Loss

Our operating loss decreased by $1.5 million, or 26.0%, from $5.8 million for the year ended December 31, 2010 to $4.3 million for the year ended December 31, 2011.  The decrease in operating loss was primarily attributable to a $1.2 million reduction in operating expenses, primarily SG&A, and a $0.3 million increase in gross profit, which was mainly the result of the improved margins in the Carrier Services segment.

Other (Expense) Income

For the year ended December 31, 2011, total other (expense) income was a net expense of approximately $155,000, compared to net income of approximately $33,000 for the year ended December 31, 2010.  The change is due to approximately $160,000 of gains on vendor settlements in 2010 compared to $75,000 in 2011, as well as a loss on the sale of our accounts receivable of approximately $52,000 in 2011 with no comparable amount in 2010.  In addition, interest expense increased by approximately $25,000 in 2011 due to the issuance of additional notes payable, and we recorded a loss on the disposal of certain of our property and equipment of approximately $25,000 in 2011, with no comparable amount in 2010.

Discontinued Operations

Discontinued Operations pertains to our former consumer segment that we discontinued in 2009.  During the year ended December 31, 2011 we recorded a gain from discontinued operations of approximately $10,000, compared with a loss from discontinued operations of approximately $12,000 in 2010.  The change was largely the result of cash received for certain customer receivables pertaining to this segment that had previously been written off.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Net Loss

Net loss decreased $1.3 million, or 23.2% to $4.5 million for the year ended December 31, 2011, from $5.8 million for the year ended December 31, 2010, mainly due to the decrease in operating expenses and increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to continue as a going concern is dependent upon our ability to raise additional capital to support our day to day operations and implement our business plan.  Since our inception, we have incurred significant operating and net losses.  In addition, we have yet to generate positive cash flow from operations.  As of December 31, 2011, we had a stockholders’ deficit of $10.6 million, as compared to $8.1 million at December 31, 2010, and a working capital deficit of $12.0 million, as compared to $9.7 million at December 31, 2010.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.

We have historically relied upon the sale of our equity securities and loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board of Directors, to fund our operations.  For the year ended December 31, 2011, we raised approximately $1.1 million from the sale of our securities through private placement financings and received $2.9 million in new loans from Mr. Rosen.  From January 1, 2012 through the date of this report, we raised an additional $0.9 million from additional private sales of our securities.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2012.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby we may sell certain of our accounts receivable to Prestige, at a discount in order to improve our liquidity and cash flow.  Since the fourth quarter of fiscal 2011 through the date of this report, we have been utilizing this agreement to assist us with our short term liquidity needs and we expect to continue to do so until such time as we can complete a significant equity raise.  Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within three business days after Prestige receives payment on the receivables, which generally have 30 day terms.

Prestige also provided the Company with a one-time advance of $208,000 at the time we entered into this agreement.  This advance is secured by a priority lien on the Company’s accounts receivable. The proceeds from the advance were used to pay down other third party indebtedness and for general corporate purposes.  The advance is payable in 25 equal weekly installments beginning in October of 2011 and an advance fee of approximately $15,000 is payable 180 days after the closing date.  The outstanding balance on this advance was approximately $103,000 at December 31, 2011, and this balance was paid in full as of March 30, 2012.  The Prestige agreement expires in June of 2012, but contains automatic renewals unless either party provides a written notice of cancellation within 60 days prior to expiration.

On January 30, 2012 we entered into agreements to acquire NBS.  The cash portion of the purchase price is $17.75 million.  In conjunction with our efforts to obtain debt financing for a substantial portion of this amount, we are seeking to consummate a significant sale of our equity securities which will (i) finance the remaining amount of the cash portion of the purchase price; (ii) provide for necessary post-acquisition working capital requirements for the acquired business; and (iii) provide the necessary funds for capital expenditures and working capital requirements of our existing business, including the implementation of our long term business plan.  There are currently no commitments for any such financings and no assurances can be given that funds will be available on terms that are acceptable to us, or at all.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

On October 27, 2011, the landlord over premises leased by the Company exercised its right under the lease to draw down the full amount of a letter of credit in the amount of $428,391 that we had posted as security under the terms of the lease.  The letter of credit was issued for our benefit by a third party lending institution and we had partially collateralized the letter of credit in the approximate amount of $240,000 by depositing this amount in a money market account with the lending institution.  As a result of the drawdown of the letter of credit, we were required to pay the issuer of the letter of credit the difference between the full amount of the letter of credit and the amount of the collateral, which difference is approximately $188,000.  While our failure to make this payment constitutes an event of default under the terms of the letter of credit, we did not receive a default notice from the lending institution. The Company and the lender have agreed in principle on the terms of a forbearance and settlement agreement which, among other things, sets forth payment terms for the outstanding amount.  Under the terms of the proposed forbearance and settlement agreement, which provides for interest on the outstanding amount at the rate of 5.25% per annum, we will be required to make principal payments in the amount of $5,000 per month from March 27, 2012 through August 27, 2012, $50,000 on each of September 27, 2012, December 27, 2012 and March 27, 2013 and approximately $8,000 June 27, 2013.  Although there can be no assurances, we expect that the forbearance and settlement agreement will be fully executed in the second quarter of 2012.

In the event that we are unable to secure the necessary funding to meet our working capital requirements and payment obligations, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets or possibly curtail or even cease operations.

A summary of the Company’s cash flows for years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Cash from continuing operations:
Cash used in operating activities	$(3,461,117)	$(4,791,026)
Cash used in investing activities	(146,528)	(508,617)
Cash provided by financing activities	3,654,862	5,386,503
Increase (decrease) in cash and cash equivalents from continuing operations	47,217	86,860
Cash from discontinued operations	(64,540)	(165,509)
Net increase (decrease) in cash and cash equivalents	(17,323)	(78,649)
Cash and cash equivalents, beginning of period	20,370	99,019
Cash and cash equivalents, end of period	$3,047	$20,370

Cash used in operating activities was $3.5 million for the year ended December 31, 2011, compared to $4.8 million for the year ended December 31, 2010.  The decrease is mainly due to a lower operating loss.  As we continue to implement our business strategy with our Carrier Services and Corporate Services business segments we expect that our net cash flows from operating activities will continue to improve.

Cash used in investing activities was $0.1 million for the year ended December 31, 2011, compared to $0.5 million in the year ended December 31, 2010.  The decrease is due to increases in restricted cash in 2010 in order to collateralize letters of credit required under our leasing arrangements, and lower capital expenditures in 2011.  We expect our cash capital expenditures to be approximately $0.4 million in 2012, mainly to implement improvements to our network for our Carrier Services business segment.

Cash provided by financing activities was $3.7 million for the year ended December 31, 2011, as compared to $5.4 million in the year ended December 31, 2010.  During 2011, we raised $1.1 million from the sale of our common stock, compared to $3.6 million in 2010.  We also raised $2.6 million from new borrowings, net of repayments, in 2011, compared with $1.8 million in 2010.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Sources of Liquidity

As of December 31, 2011, we had cash and cash equivalents of approximately $3,000 and accounts receivable of approximately $2.4 million.  Our long-term liquidity is dependent on our ability to develop profitable operations that will generate positive cash flow.  We cannot predict if and when we will be able to achieve profitability.

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

Debt Service Requirements

During the year ended December 31, 2011, we repaid $0.5 million of promissory notes and other indebtedness held by unrelated parties.  For 2012, we expect to make debt service payments aggregating to $0.3 million related to the letter of credit drawdown and the Prestige advance.  At December 31, 2011, we had $4.9 million of debt payable to Mr. Rosen, which is payable on demand and is collateralized by a subordinated security interest in our accounts receivable.  As of the date of this report we have not received any demand for payment.

Capital Instruments

Over the course of 2011 we entered into subscription agreements with 27 accredited investors, under which we issued an aggregate of 13,291,167 shares of common stock and five-year warrants to purchase 3,482,785 shares of the Company’s common stock for aggregate consideration of $1.1 million.  The warrants are exercisable at 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  Two of these investors, accounting for 1,037,038 shares, 272,224 warrants and proceeds of $85,000, were directors of the Company.  Also during 2011, two of our directors and two unrelated note holders converted an aggregate of $0.7 million of promissory notes and accrued interest that were payable on demand into an aggregate of 8,409,685 shares of the Company’s common stock and warrants to purchase 1,961,304 shares of the Company’s common stock.

Between January 1, 2012 and March 15, 2012, we sold and issued to 20 accredited investors 8,594,988 shares of common stock and warrants to issue 2,578,503 shares of the Company’s common stock at exercise prices ranging from $0.09 to $0.23 per share, or 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds of $0.9 million were used for general working capital purposes.  In addition, three of our officers and/or directors converted an aggregate of $85,000 of indebtedness from the Company into 814,816 shares of common stock and warrants to issue 244,447 shares of the Company’s common stock at exercise prices ranging from $0.09 to $0.17 per share, or 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations.  In many cases, the accounting treatment of a particular transaction is dictated by specific accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application.  In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.  For a detailed discussion on the application of these and other accounting policies, see note 3 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.   We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Revenue Recognition

Our revenue is primarily derived from usage fees charged to carriers and corporations that terminate voice traffic over our network, and from the monthly recurring fees charged to customers that purchase our corporate products and services.

Variable revenue is earned based on the length (number of minutes duration) of a call.  It is recognized upon completion of the call, and is adjusted to reflect customer billing adjustments.  Revenue for each customer is calculated from information received through our network switches.  Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates.  This software provides us with the ability to complete a timely and accurate analysis of revenue earned in a period.  We believe that the nature of this process is such that recorded revenues are unlikely to be revised in the future.

Revenue earned from monthly services provided to our corporate services customers are fixed and recurring in nature, and are contracted for over a specified period of time.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  The recurring customer charges continue until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

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

Fixed expenses reflect the costs associated with connectivity between the Company’s network infrastructure, including its New York switching facility, and certain large carrier customers and vendors. They also include the cost of fiber optic transmission facilities used to connect the Company's switching facility to certain international destinations.  In addition, fixed expenses include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services for certain corporate customers and the cost of broadband Internet access used to provide service to both carrier and corporate customers.

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We recorded impairment charges related to our Efonica trademarks of approximately $163,000 and $19,000 in the years ended December 31, 2011 and 2010, respectively.  In addition, we wrote off certain of our property and equipment that we determined was no longer in use, and recorded a loss on disposal of approximately $25,000 for the net book value of these assets during the year ended December 31, 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Income Taxes

We account for income taxes in accordance with U.S. GAAP, which requires the recognition of deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our financial statements.  Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred income tax assets when we determine that it is more like than not that we will fail to generate sufficient taxable income to be able to utilize the deferred tax assets.

Recently Issued Accounting Pronouncements

During the years ended December 31, 2011 and 2010, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, which would have a material effect on our consolidated financial statements.

OTHER MATTERS

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  Off-balance sheet arrangements consist of transactions, agreements or contractual arrangements to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts.
●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.
●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position.

●
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of December 31, 2011, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

ITEM 8.     FINANCIAL STATEMENTS.

The Company’s consolidated financial statements required by this Item are included after Item 15 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including as appropriate our Chief Executive Officer and our President, who also serves as our Principal Financial Officer, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and President, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives.  Our Chief Executive Officer and President do not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving the Company’s stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of Fusion’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Company’s Board of Directors and the Company’s executive officers, together with their respective ages and certain biographical information are set forth below, along with, in the case of directors, a description of the qualifications that led the Board to conclude that the individual should serve as a director:

Name	Age	Position
Marvin S. Rosen	71	Chairman of the Board
Philip D. Turits	78	Secretary, Treasurer and Director
Matthew D. Rosen	39	Chief Executive Officer and Director
E. Alan Brumberger	71	Director
Julius Erving	61	Director
William Rubin	58	Director
Paul C. O'Brien	71	Director
Michael J. Del Giudice	68	Director
Larry Blum	68	Director
Gordon Hutchins, Jr.	62	President, Chief Operating Officer, and Acting Chief Financial Officer
Jan Sarro	57	Executive Vice President - Corporate Services

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Mr. Rosen co-founded the Company in 1997. He has served as the Chairman of our Board of Directors since November 2004, Chairman of our Executive Committee since September 1999, Vice Chairman of the Board of Directors from December 1998 to November 2004 and has been a member of our Board since March 1998. He served as our Chief Executive Officer from April 2000 until March 2006. In 1983 he joined the international law firm of Greenberg Traurig as a Partner specializing as a Corporate Securities Lawyer active in many Public Offerings and Private Placements.  He remained an active practicing lawyer until 2000. At that point he became inactive and remained of Counsel until early 2009.  Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 until January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Memorial and previously was Budget and Finance Chairman for the Summit of the Americas, Chairman of the Florida Housing Finance Agency.  Mr. Rosen served on the Board of Directors Terremark Worldwide, Inc from 2000 until 2011.  Mr. Rosen is also a Principal with Emerald Point Capital Partners, LLC Mr. Rosen’s son, Matthew, is our current Chief Executive Officer, and serves on our Board of Directors.  The Board believes that Mr. Rosen’s background as the co-founder and former CEO of the Company, a Principal with a financial services firm, a securities lawyer and a director of a public company provides him with the industry, financial, legal, and leadership experience to advise the Board on valuable strategic and tactical matters.

Philip D. Turits, Secretary, Treasurer, and Director

Mr. Turits co-founded the Company in 1997 and has served as a Director since September 1997, Secretary since October 1997, Treasurer since March 1998, and Vice Chairman from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company and prior to 1991 he served as President and Chief Executive Officer of Continental Chemical Company.  The Board believes that Mr. Turits background as the co-founder and Secretary/Treasurer of the Company and an experienced corporate executive provides him with the operational, financial, and leadership qualifications to provide valuable guidance to management and the other directors, particularly in the financial aspects of the telecommunications business.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Matthew D. Rosen, Chief Executive Officer and Director

Mr. Rosen has served as a Director since May 2005 and has been our Chief Executive Officer since March of 2006. He served as President from March 2006 until March 2008, as Chief Operating Officer from August 2003 to March 2006, as Executive Vice President and Chief Operating Officer between February 2002 and August 2003, as Executive Vice President and President of Global Operations between November 2000 and January 2002 and as President of US Operations between March 2000 and November 2000.  From 1998 to 2000, he held various management positions, including President of the Northwest and New England Operations for Expanets, a $1.3 billion integrated network communications service provider. From 1996 to 1998 he was Corporate Director of Operations for Oxford Health Plans, a $4 billion health care company, where he worked on developing and executing turnaround strategies. Prior to his role as Corporate Director of Operations, Mr. Rosen held an executive position in a start-up healthcare technology subsidiary of Oxford where he played an integral part in developing strategy and building its sales, finance and operations departments. Prior to Oxford, Mr. Rosen was an investment banker in Merrill Lynch’s corporate finance department.  The Board believes that Mr. Rosen’s background as the current Chief Executive Officer and former Chief Operating Officer of the Company, a senior executive in the telecommunications industry, an experienced operations executive and an investment banker provides him with the industry, operational, financial, and leadership experience to advise on all aspects of the Company’s business.  Mr. Rosen is the son of our Chairman of the Board, Marvin Rosen.

E. Alan Brumberger, Director

Mr. Brumberger has served as a Director since March 1998.  Currently, Mr. Brumberger is the Chief Executive Officer of Emerald Point Capital Partners, LLC He formerly was a partner in Andersen & Co. and its predecessor firms, from 1997 to 2004.  From 1995 through 1997, he was a Managing Director of the Taylor Companies and from 1994 through 1995 he was a Managing Director of Brenner Securities, Inc.  From 1983 through 1990, Mr. Brumberger was a Managing Director of Drexel Burnham Lambert and a member of the Underwriting and Commitment Committees.  Prior to that, he was a Managing Director of Shearson American Express and a partner at Loeb, Rhoades & Co., a predecessor of Shearson American Express.  Mr. Brumberger served for three years as President and Chief Executive Officer of Shearson American Express International Limited, the firm’s international investment banking business in London.  The Board believes that Mr. Brumberger’s background as the current Chief Executive Officer of a financial services firm, an experienced leader in the finance and securities industry, a partner in a public accounting firm and an investment banker provides him with the financial and leadership experience to provide important input and direction to management and the Board, particularly on financial matters.

Julius Erving, Director

Mr. Erving has served as a director since June 2003.  He is the President of the Erving Group, and has served in that role since 1979.  Mr. Erving was also employed by the National Broadcasting Company between December 1994 and June 1997, and by the National Basketball Association between 1987 and September 1997.  He is a former director of Saks, Incorporated, Darden Restaurants, and The Sports Authority.  Mr. Erving is also a Trustee of the Basketball Hall of Fame. The Board believes that Mr. Erving’s unique background as a leader in broadcasting, sports management, and professional sports, as well as his prior service as a corporate director provides him with the qualifications to provide valuable direction and guidance to executive management and the Board.

William Rubin, Director

Mr. Rubin has been President of the Rubin Group, a consulting firm representing clients before governmental entities, since 1992.  From 1983 through 1984, he was Assistant Insurance Commissioner and Treasurer of the State of Florida, where he was directly responsible for all activities related to the Florida State Board of Administration, the agency that manages the investments for Florida’s pension funds.  Mr. Rubin also serves as an advisor to many large companies, primarily advising health care companies doing business in Florida.  The Board believes that Mr. Rubin’s background as a senior governmental official and a lobbyist provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Paul C. O’Brien, Director

Mr. O’Brien has served as a director since August 1998.  Since January 1995, Mr. O’Brien has served as the President of the O’Brien Group, Inc., a consulting and investment firm.  From February 1988 until December 1994, he was the President and Chairman of New England Telephone, (a subsidiary of NYNEX), a telecommunications company.  Mr. O'Brien serves as Chairman of the Board of Astrobotic Technology, Inc. and he is also on the advisory board of Sovereign Bank. The Board believes that Mr. O’Brien’s background as President of a consulting and investment firm, as Chairman of a major telecommunications enterprise, and as an experienced corporate director provides him with the industry, operational and financial leadership experience to effectively guide the Board on all aspects of the Company’s business.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Michael J. Del Giudice, Director

Mr. Del Giudice has served as a Director since November 2004. He is a Senior Managing Director of Millennium Credit Markets LLC and Senior Managing Director of MCM Securities LLC, both of which he co-founded in 1996. Mr. Del Giudice also serves as Chairman of Rockland Capital Energy Investments LLC, founded in April 2003. Mr. Del Giudice has been a Member of the Board of Directors of Consolidated Edison Company of New York, Inc. since 1999, and is currently a member of its Audit Committee and Chairman of its Corporate Governance and Nominating Committee. Mr. Del Giudice has served as a director of Reis, Inc. since 2007 and was a director of Barnes and Noble, Inc. through September 2010.  He is also Vice Chairman of the New York Racing Association and serves as Chairman of the Governor’s Committee on Scholastic Achievement. Mr. Del Giudice was a General Partner and Managing Director at Lazard Freres & Co. LLC from 1985 to 1995. From 1983 to 1985, Mr. Del Giudice was Chief of Staff to New York Governor Mario M. Cuomo. He served from 1979 to 1981 as Deputy Chief of Staff to Governor Hugh L. Carey and from 1975 to 1979 as Chief of Staff to the Speaker of the Assembly.  The Board believes that Mr. Del Giudice’s background as a Senior Managing Director in securities and investment firms, an investment banker, Chief of Staff to the Governor and an active corporate director provides Mr. Del Guidice with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Larry Blum, Director

Mr. Blum was the Senior Partner of the Florida Region of Marcum LLP (formerly known as Marcum Rachlin) from 2009 until December 31, 2011.  For more than 18 years, Mr. Blum served as the Managing Partner of Rachlin LLP, directing the firm’s growth to its position as Florida’s largest independent accounting and business advisory firm up until its merger with Marcum LLP in 2009.  Mr. Blum has also served as a litigation advisor and is a member of the Florida Bar.  The Board believes that Mr. Blum’s background as a managing partner of a public accounting firm and his expertise in the areas of strategic planning, mergers and acquisitions and domestic and international taxation provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Gordon Hutchins, Jr., President, Chief Operating Officer, and Acting Chief Financial Officer

Mr. Hutchins has served as our President and Chief Operating Officer since March 2008 and as Acting Chief Financial Officer since January 15, 2010.   Mr. Hutchins served as our Executive Vice President from December 2005 to March 2008. Prior to his employment with Fusion, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a $100 million telecommunications carrier. Prior to SwissFone, Mr. Hutchins was President and Chief Executive Officer of STAR Telecommunications, Inc., an $800 million international telecommunications carrier, where he was hired to lead the company’s restructuring following the filing of its bankruptcy petition. Mr. Hutchins has also served since 1989 as President and CEO of GH Associates, Inc., a management-consulting firm that he founded. In this capacity, he has consulted to over 100 small and large telecommunications companies throughout the world, and has held ten interim CEO/COO roles with client companies.  As an entrepreneur, Mr. Hutchins also founded Telecom One, Inc., a nationwide long distance carrier that he sold to Broadwing Communications Inc., and TCO Network Services, Inc., a local wireless services carrier purchased by Winstar Communications, Inc.  During his early career, Mr. Hutchins served as President and CEO of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation, and AT&T.

Jan Sarro, Executive Vice President - Corporate Services

Ms. Sarro has served as our Executive Vice President – Corporate Services since March 2008. Ms. Sarro served as our Executive Vice President of Carrier Services from April 2005 to March 2008, and as Vice President of Sales and Marketing since March 2002. Prior to joining us, Ms. Sarro was the President of the Americas for Viatel, Inc., a global, facilities-based communications carrier, and has over 20 years of experience in developing telecommunications solutions for international businesses and carriers worldwide. At Viatel, Ms. Sarro grew annual carrier revenues from $20 million to $160 million in under two years, and built a $140 million sales organization to market Internet access, corporate networks, and international voice services to multinational corporations in the United States and Latin America. Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, the international record carriers, FTC Communications, TRT Communications and WorldCom.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

The Company’s bylaws provide that the number of members of the Company’s Board shall be not be less than seven nor more than seventeen and that a director’s term extends from the date of his or her election at each Annual Meeting of Stockholders until the Company’s next Annual Meeting of Stockholders.  There are currently nine directors on the Board.  Evelyn Langlieb Greer chose not to stand for re-election to the Board of Directors and two new directors, Larry Blum and William Rubin, were elected to the Board at the Company’s 2011 Annual Meeting of Stockholders.

The Board held 6 meetings in 2011.  With the exception of Julius Erving, all incumbent directors attended at least 75% of the meetings that were held.

Committees of the Board

The board has established a Compensation and Nominating Committee, a Strategic and Investment Banking Committee, and an Audit Committee (collectively the “Committees”) to devote attention to specific subjects and to assist the board in the discharge of its responsibilities. The functions of the Committees and their current members are set forth below:

Compensation and Nominating Committee

Our Compensation and Nominating Committee’s (the “Compensation Committee”) main functions are (i) to review and recommend to our Board of Directors compensation and equity plans, policies and programs and approve Executive Officer compensation, and (ii) to review and recommend to our Board of Directors the nominees for election as Directors of the Company and to review related Board of Directors development issues including succession planning and evaluation. The members of our Compensation Committee are Michael J. Del Giudice– Chairman, Paul C. O'Brien and Julius Erving, each of whom is a non-employee member of our Board. Our Board has determined that each of the Directors serving on our Compensation Committee is independent within the existing standards of the NYSE Amex LLC Company Guide.  The charter of our Compensation Committee is posted on our website (www.fusiontel.com), and a copy of the charter can be obtained by contacting our Corporate Secretary at the address previously provided for Communications with Directors.   The information on our website is neither incorporated by reference nor a part of this report.

The Compensation Committee has not established any procedures for the recommendation or selection of director nominees by our stockholders.  The Company intends during the coming year to consider a procedure for stockholders to propose director nominees for the Company’s Board.  The Compensation Committee held two meetings during 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Strategic and Investment Banking Committee

The members of our Strategic and Investment Banking Committee (the “Strategic Committee”) are Marvin S. Rosen – Chairman, E. Alan Brumberger, Michael Del Giudice, and Philip D. Turits.  Our Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of potential mergers and acquisitions.  There is no written charter for the Strategic Committee. The Strategic Committee acts at the direction of the Board of Directors.  The Strategic Committee did not meet in 2011.

Audit Committee

Our Audit Committee’s primary function is to oversee our accounting and financial reporting processes, internal control systems, independent accountant relationships, the audits of our financial statements and our compliance with the Sarbanes-Oxley Act of 2002. This Committee’s responsibilities include, among other things:

●
Reviewing our quarterly financial statements and annual audited financial statements with our management and our independent accountants and determining the adequacy of our internal accounting controls.

●
Reviewing analyses prepared by our management and independent accountants concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements.

●	Reviewing the independence of the independent accountants.
●
Reviewing our accounting principles and practices with the independent accountants and reviewing major changes to our accounting principles and practices as suggested by the independent accountants or our management.

●	Selecting and recommending the appointment of the independent accountants to the Board of Directors, which firm is ultimately accountable to the Audit Committee and the Board of Directors; and
●	Approving professional services provided by the independent accountants, including the range of audit and non-audit fees.
●	Ensuring that management has established a system to monitor and enforce our Code of Ethics and reviewing and monitoring the Company’s corporate governance practices.

The members of our Audit Committee in 2011 were Paul C. O'Brien – Chairman, Michael Del Giudice and Julius Erving, each of whom is a non-employee member of our Board.  Michael Del Giudice is our Audit Committee Financial Expert as currently defined under SEC Rules.  Our Board has also determined that each of the directors serving on our Audit Committee is independent within the meaning of the Rules of the SEC and within the existing standards of the NYSE Amex LLC Company Guide.  The charter of our Audit Committee is posted on our website (www.fusiontel.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary. The information on our website is neither incorporated by reference nor a part of this report.  The Audit Committee held four meetings in 2011.

With respect to the year ended December 31, 2011, in addition to its other work, the Audit Committee:

●
Reviewed and discussed with management and Rothstein Kass, our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2011 and the year then ended.

●
Discussed with Rothstein Kass the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended, with respect to its review of the findings of the independent registered public accounting firm during its examination of our financial statements; and

●
Received from Rothstein Kass written affirmation of its independence as required by the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”  In addition, the Audit Committee discussed with Rothstein Kass its independence and determined that the provision of non-audit services was compatible with maintaining auditor independence.

Based on the review and discussion summarized above, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the 2011 Annual Report on Form 10-K for filing with the SEC.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Shareholder Communications with Directors

The Board recommends that communications with the Board be initiated, in writing, addressed to:

Fusion Telecommunications International, Inc.
Attention: Corporate Secretary- Shareholder Communications
420 Lexington Avenue, Suite 1718
New York, New York 10170

This centralized process will assist the Board in reviewing and responding to Stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. The Board has instructed our Secretary to forward such correspondence only to the intended recipients; however, the Board has also instructed our Secretary, prior to forwarding any correspondence, to review such correspondence and, in his or her discretion, not to forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board's consideration. In such cases, some of that correspondence may be forwarded elsewhere within the Company for review and possible response.

Code of Ethics

On November 1, 2004, we adopted a Code of Ethics applicable to all members of our board, executive officers, and senior financial officers.  A copy of our Code of Ethics is posted on our website (www.fusiontel.com) and a copy of the Code of Ethics can be obtained by contacting our Corporate Secretary at the address previously provided for Communications with Directors. Disclosure of amendments to or waivers from the provisions of the Code of Ethics will be publicly disclosed in accordance with applicable rules and regulations, and will be posted on the Company's website.  The information on our website is neither incorporated by reference nor a part of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires disclosure from every person who is directly or indirectly the beneficial owner of more than 10% of any class of any equity security (other than an exempted security) which is registered pursuant to Section 12, or is a director or an officer of the issuer of such security, by filing the statements required by Section 16 of the Exchange Act.

Based solely upon the Company’s review of Forms 3 and 4 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and any written representation from a reporting person (as defined in Item 405 of Regulation S-K) that no Form 5 is required, no reporting person failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11.   EXECUTIVE COMPENSATION.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for (i) our Principal Executive Officer, (ii) our two most highly compensated executive officers (other than our Principal Executive Officer), who were serving as such on December 31, 2011, and whose annual compensation exceeded $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2011. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Matthew D. Rosen	2011	$350,000	$-	$26,336	$1,805	$378,141
CEO	2010	$350,000	$-	$43,832	$3,121	$396,953
Gordon Hutchins, Jr.	2011	$220,000	$-	$15,337	$405	$235,742
President, COO, and Acting CFO	2010	$220,000	$-	$24,185	$351	$244,536
Jan Sarro	2011	$155,000	$-	$8,487	$405	$163,892
Executive VP - Corporate Solutions	2010	$155,000	$-	$11,738	$351	$167,089
_________
(1) Included in these columns are amounts earned, though not necessarily received, during the corresponding fiscal year.

(2) This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2011 and 2010, for option awards pursuant to the Company's 1998 and 2009 Stock Option Plans, and may include amounts from awards granted both in and prior to 2011. The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 3 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2011, appearing elsewhere in this Annual Report on Form 10-K. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3) Represents life insurance premiums paid by the Company.

Employment Agreements, Termination of Employment and Change-In-Control Arrangement

We currently have a written employment agreement with Mr. Matthew Rosen, our Chief Executive Officer.  The term of Mr. Rosen's employment agreement commenced on November 11, 2004 and, following the expiration of the initial term of the agreement on January 31, 2007, has been periodically renewed thereafter by mutual agreement of the parties, with the current term due to expire on September 30, 2013.  The agreement provides for an annual salary of not less than $350,000, with a minimum annual bonus equal to 25% of his annual salary.  Mr. Rosen has voluntarily waived his bonus opportunity since December of 2006, pending improvement in the Company's financial position.  In the event that we achieve a positive EBITDA for two successive quarters, he will be paid a one-time bonus equal to 50% of his annual salary then in effect. In the event that Mr. Rosen’s employment is terminated without cause, including as a result of a change of control, the agreement provides that Mr. Rosen will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus earned and a lump sum payment equal to 200% of his base salary plus 200% of his highest annual bonus for the three years preceding his termination.  Had such an event had occurred on December 31, 2011, the amount due to Mr. Rosen would have been $700,000.  The agreement also includes a one-year non-compete provision.  In the event of a sale of the Company for an amount in excess of $100 million, Mr. Rosen would receive a bonus equal to 2% of proceeds of sale between $100 million and $200 million, 3% of proceeds of sale between $200 million and $300 million, 4% of proceeds of sale between $300 million and $400 million, and 5% of proceeds of sale over $400 million.

Mr. Gordon Hutchins Jr. serves as President, Chief Operating Officer, and Acting Chief Financial Officer of the Company.  Mr. Hutchins does not have a written employment agreement with the Company.  His promotion to President and Chief Operating Officer on March 26, 2008 included an increase in his annual salary from $220,000 to $250,000, and he retains a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics.  Mr. Hutchins voluntarily waived the increase in his annual salary from March 2008 through December 31, 2011, and effective January 1, 2012, his annual salary was increased to $250,000.  No bonuses have been awarded as the corporate performance metrics have not been achieved.

Ms. Jan Sarro serves as Executive Vice President – Corporate Solutions.  Ms. Sarro does not have a written employment agreement with the Company.  Effective February 15, 2012, Ms. Sarro’s annual salary was increased to $175,000.  Ms. Sarro is entitled to a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics.  No bonuses have been awarded as the corporate performance metrics have not been achieved.

The Compensation of each executive officer is determined by negotiations between the Compensation Committee and those executive officers, which are then subject to approval by the Compensation Committee and the Board of Directors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

2011 Director Compensation

Our directors do not receive cash compensation for their services on the Company’s board or board committees. However, we reimburse our directors for out-of-pocket expenses associated with their attendance at board meetings and we grant directors options under our stock option plans as compensation for their services.

The following table provides information relating to compensation paid to the Company’s directors for the 2011 fiscal year.

Name	Fees Earned Or Paid In Cash (S)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2) ($)	Total ($)
Marvin S. Rosen	$-	$-	$774	$-	$-	$-	$774
E. Alan Brumberger	$-	$-	$774	$-	$-	$-	$774
Michael J. Del Giudice	$-	$-	$774	$-	$-	$-	$774
Julius Erving	$-	$-	$774	$-	$-	$-	$774
Paul C. O'Brien	$-	$-	$774	$-	$-	$-	$774
Philip D. Turits	$-	$-	$774	$-	$-	$-	$774
Evelyn Langlieb Greer (3)	$-	$-	$774	$-	$-	$-	$774
William Rubin (4)	$-	$-	$-	$-	$-	$-	$-
Larry Blum (4)	$-	$-	$-	$-	$-	$-	$-
______
(1) This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011, for option awards pursuant to the Company's 1998 and 2009 Stock Option Plans and may include amounts from awards granted both in and prior to 2011.  The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 3 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2011, appearing elsewhere in this Annual Report on Form 10-K.

(2) The table does not include reimbursement for out of pocket expenses associated with attendance at board meetings.

(3) Ms. Greer chose not to stand for re-election to the Board of Directors for the 2011 Annual Meeting of Stockholders.

(4) Elected to the Board of Directors at the 2011 Annual Meeting of Stockholders on February 27, 2012.

Stock Option Plans

On December 17, 2009, the stockholders approved and adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”), which had been approved by the board of directors on March 26, 2009.  This plan replaced the 1998 Stock Option Plan, which had expired.  The 2009 Plan provides a long-term, equity-based incentive designed to assist in the retention of key personnel, align the interests of directors, executive officers and employees with those of the stockholders and focus all of these individuals on the achievement of those long-term business objectives that will increase share value.

Under the 2009 Plan, the Company has reserved 7,000,000 common shares for the award from time to time of stock options.  Stock options awarded under the 2009 Plan may either be options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), or, alternatively, as options that do not so qualify (“Non Qualified Options”).  Any Incentive Stock Options granted under the 2009 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant.

The 2009 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee, subject to the approval of the full Board of Directors, will determine, from time to-time, those of our officers, directors and employees to whom stock options will be granted, as well as the actual number of options granted to each individual, the vesting schedule and the other terms and conditions of the stock options.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

As of December 31, 2011, there were outstanding options to purchase 3,841,000 shares of common stock under the 2009 Plan and options to purchase 3,159,500 shares were available for future award.  In addition, options to purchase 2,793,261 shares of common stock remain outstanding under the now expired 1998 Stock Option Plan, with such options expiring at various dates through 2019.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer as of December 31, 2011.

	OPTION AWARDS				STOCK AWARDS
Name	Number of securities underlying unexercised options, (#) exercisable	Number of securities underlying unexercised options, (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration dates	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)
Matthew D. Rosen	62,143	0	0	$3.15	7/13/2014	0	0	0	0
	62,143	0	0	$4.38	7/13/2014	0	0	0	0
	218,572	0	0	$4.38	7/13/2014	0	0	0	0
	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	132,858	0	0	$2.46	3/6/2016	0	0	0	0
	160,000	0	0	$2.28	6/15/2016	0	0	0	0
	350,000	0	0	$0.69	3/28/2017	0	0	0	0
	350,000	0	0	$0.31	3/25/2018	0	0	0	0
	233,334	116,666	0	$0.11	3/25/2019	0	0	0	0
	145,834	291,666	0	$0.12	4/14/2020	0	0	0	0
		437,500	0	$0.09	10/19/2021	0	0	0	0
Total
Matthew D. Rosen	1,822,026	845,832

Gordon Hutchins, Jr.	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	17,858	0	0	$2.65	3/6/2016	0	0	0	0
	175,000	0	0	$0.69	3/28/2017	0	0	0	0
	200,000	0	0	$0.31	3/25/2018	0	0	0	0
	133,334	66,666	0	$0.11	3/25/2019	0	0	0	0
	83,334	166,666	0	$0.12	4/14/2020	0	0	0	0
	0	325,000	0	$0.09	10/19/2021	0	0	0	0
Total
Gordon Hutchins, Jr.	716,668	558,332

Jan Sarro	4,993	0	0	$4.38	7/14/2014	0	0	0	0
	12,865	0	0	$4.38	7/14/2014	0	0	0	0
	28,572	0	0	$4.38	7/14/2014	0	0	0	0
	17,858	0	0	$3.15	7/14/2014	0	0	0	0
	20,000	0	0	$6.45	2/9/2015	0	0	0	0
	20,000	0	0	$2.46	12/22/2015	0	0	0	0
	60,000	0	0	$0.69	3/29/2017	0	0	0	0
	100,000	0	0	$0.31	3/26/2018	0	0	0	0
	66,667	33,333	0	$0.11	3/26/2019	0	0	0	0
	50,000	100,000	0	$0.12	4/14/2020	0	0	0	0
	0	175,000	0	$0.09	10/19/2021	0	0	0	0
Total
Jan Sarro	380,955	308,333

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock as of February 29, 2012 by:

●	Each person who beneficially owns more than 5% of our common stock
●	Each of our Directors and Named Executive Officers (within the meaning of Item 402(a)(3) of Regulation S-K) individually; and
●	All Executive Officers and Directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is c/o Fusion Telecommunications International, Inc. 420 Lexington Avenue, Suite 1718, New York, NY 10170.  We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.  Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from that date, including upon the exercise of options, warrants or convertible securities.  We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percentage of Common Stock
Larry Blum	(1)	847,013	* %
E. Alan Brumberger	(2)	2,321,207	1.4%
Julius Erving	(3)	134,911	* %
Michael J. Del Giudice	(4)	2,124,171	1.3%
Gordon Hutchins, Jr.	(5)	1,681,294	1.0%
Paul C. O'Brien	(6)	253,537	* %
Marvin S. Rosen	(7)	25,447,157	15.1%
Matthew D. Rosen	(8)	3,002,547	1.8%
William Rubin	(9)	2,837,438	1.7%
Jan Sarro	(10)	707,362	* %
Philip D. Turits	(11)	10,221,242	6.2%
All Directors and Executive Officers as a Group (11 persons)		49,577,879	27.9%
West End Special Opportunity Fund II, LP	(12)	19,887,286	12.2%
_________
* Less than 1% of outstanding shares.

(1) Includes (i) 636,907 shares of common stock held by trusts for which his wife serves as trustee, and (ii) 179,963 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants held by trusts for which his wife serves as trustee.

(2) Includes (i) 10,715 shares of common stock held by trusts for which his wife serves as trustee, (ii) 18,037 shares of common stock issuable upon the exercise of Convertible Preferred Stock Series A-1 and A-2, (iii) 90,000 shares of common stock issuable upon the exercise of options, and (iv) 461,211 shares of common stock issuable upon exercise of Common Stock Purchase Warrants.

(3) Includes (i) 90,000 shares of common stock issuable upon the exercise of options, (ii) 29,940 shares of common stock issuable upon the conversion of Convertible Preferred Stock Series A-1, and (iii) 14,971 Common Stock Purchase Warrants.

(4) Includes (i) 90,000 shares of common stock issuable upon the exercise of options, (ii) 492,802 Common Stock Purchase Warrants, of which 59,881 are held in the name of Catskill Investor Group, LLC, and (iii) 119,760 shares of common stock issuable upon the conversion of Convertible Preferred Stock Series A-1 held in the name of Catskill Investor Group, LLC.

(5) Includes (i) 1,275,000 shares of common stock issuable upon the exercise of options, (ii) 30,121 shares of Common Stock issuable upon the conversion of Preferred Stock Series A-2, and (iii) 98,395 Common Stock Purchase Warrants.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

(6) Includes (i) 90,000 shares of Common Stock issuable upon the exercise of options, (ii) 59,880 shares of common stock issuable upon conversion of Preferred Stock Series A-1, and (iii) 31,275 Common Stock Purchase Warrants.

(7) Includes (i) 5,974,958 Common Stock Purchase Warrants, (ii) 90,000 shares of common stock issuable upon the exercise of options, and (iii) 60,061 shares of common stock issuable upon conversion of Convertible Stock Series A-1 and A-2, and (iv) 80,500 shares of common stock held by a Delaware Trust Custodian IRA of Mr. Rosen.

(8) Includes (i) 2,667,858 shares of common stock issuable upon the exercise of options, (ii) 35,965 shares of common stock issuable upon conversion of Convertible Preferred Stock Series A-1 and A-2, and (iii) 67,985 Common Stock Purchase Warrants.

(9) Includes 630,756 Common Stock Purchase Warrants.

(10) Includes (i) 689,288 shares of Common Stock issuable upon the exercise of options, (ii) 12,049 shares of common stock issuable upon conversion of Convertible Preferred Stock A-2, held by her husband, and (iii) 6,025 Common Stock Purchase Warrants, held by her husband.

(11) Includes (i) 4,286 shares of common stock held by his wife, (ii) 1,995,600 Common Stock Purchase Warrants; and (iii) 90,000 shares of Common Stock issuable upon the exercise of options; and (iv) 51,117 shares of common stock issuable upon conversion of Convertible Preferred Stock A-1 and A-2.

(12) Includes (i) 18,689,966 shares of common stock and (ii) 1,197,320 Common Stock Purchase Warrants. The address provided by the named Stockholder is 77 East 55th Street, New York, NY 10022.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2011.

Plan Category	Number Of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
1998 Stock Option Plan, equity compensation plans approved by security holders	2,793,261	$1.63	-

2009 Stock Option Plan, equity compensation plans approved by security holders	3,841,000	$0.11	3,159,000
Total	6,634,261	$0.75	3,159,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer and Director Loans to Company

During 2011, the Company borrowed approximately $3,200,000 from its Chairman of the Board, Marvin Rosen, $347,000 of which was repaid during the year.  These loans were evidenced by a series of short-term promissory notes, each of which is payable in full upon ten days notice from the lender and bear interest at the rate of 3.25% per annum.  Each note also grants Mr. Rosen a collateralized security interest, pari passu with other lenders, if any, in the Company’s accounts receivable.  During 2011, Mr. Rosen converted $351,000 of previously issued promissory notes into 4,981,151 shares of the Company’s common stock and warrants to purchase 1,275,996 shares of common stock.  The warrants are exercisable for a period of five years from the respective dates of debt conversion at exercise prices ranging from 112.5% to 125% of the average closing price of the Company’s common stock for the five trading days prior to the date of the conversion.  As of December 31, 2011, the Company had an aggregate principal amount of outstanding demand notes payable to Mr. Rosen and his affiliates in the amount of $4,922,000 and, to date, the Company has not received a demand for payment.   In connection with an accounts receivable financing arrangement entered into by the Company during 2011, Mr. Rosen has agreed to subordinate his security interest in the Company’s accounts receivable.

During 2010, the Company borrowed an aggregate of $1,750,000 from Marvin Rosen. These loans were evidenced by a series of promissory notes, each bearing interest at the rate of 3.25% per annum with maturities extending through January 2011, at which point the notes automatically converted to demand notes, and the principal sum and all accrued interest under each note is now payable in full upon ten days notice from Mr. Rosen. Each note also grants the Mr. Rosen a collateralized security interest, pari passu with other lenders, if any, in the Company’s accounts receivable.  At various times during 2010, Mr. Rosen converted a total of $725,000 of indebtedness evidenced by such promissory notes into an aggregate of 5,320,002 shares of the Company’s common stock and warrants to purchase a total of 2,360,004 shares of the Company’s common stock.  The warrants are generally exercisable for a period of five years from the respective dates of debt conversion at exercise prices ranging from 120% to 150% of the closing price of the Company’s common stock on the date of the conversion.

Director Independence

The Company applies the standards of NYSE Amex LLC (the “Exchange”), for determining the independence of the members of its Board of Directors and board committees. Based upon its application of those standards, the Board of Directors has determined that the following members of the Company’s Board of Directors (and committee members, as applicable) are independent:

Larry Blum
E. Alan Brumberger
Julius Erving
William Rubin
Paul C. O'Brien
Michael J. Del Giudice

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company for the years ended December 31, 2011 and 2010 by the Company’s principal accounting firm, Rothstein Kass (“RK”), are as follows:

Audit and Audit-Related Fees

The fees billed for professional services rendered by RK for the years ended December 31, 2011, and 2010 were approximately $142,500 and $147,000, respectively.  These professional services included fees associated with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.

Tax Related Fees

There were no fees incurred for tax-related services for the years ended December 31, 2011 and 2010, respectively.

All Other Fees

There were no fees for other services that were not included in the categories above during the years ended December 31, 2011 and 2010.

Audit Committee Pre-Approval Of Audit and Permissible Non-Audit Services Of Independent Accountants

Consistent with SEC policies regarding auditor independence, the Audit Committee has the responsibility for appointing, setting compensation, and overseeing the work of the independent accountants.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent accountant.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

Prior to engagement of the independent accounting firm for the audit of the Company’s 2012 consolidated financial statements, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of the three categories of services.

Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent accountants can reasonably be expected to provide, including comfort letters, statutory audits and attest services and consultation regarding financial accounting and/or reporting standards.

Audit-Related services are for assurance and related services that are traditionally performed by the independent accountants, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.  Other Fees are those fees associated with services not captured in the other categories. The Company generally does not request such services from the independent accountants.

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
2011 ANNUAL REPORT ON FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS.

(a)     (1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K, are identified in the Index to Consolidated Financial Statements.

(a)     (2) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (*)
3.1(a)	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (*)
3.1(b)	Certificate of Designation of the Rights and Preferences of the Series A-2 Preferred Stock (6)
3.1(c)	Certificate of Designation of the Rights and Preferences of the Series A-4 Preferred Stock (9)
3.1(d)	Form of Subscription Agreement (7)
3.1(e)	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock (5)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.2	Employment Agreement between registrant and Matthew Rosen (*)
10.2.1	Amended and Restated Employment Agreement between registrant and Matthew Rosen (3)
10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003 (*)
10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002 (*)
10.7	Form of Warrant to Purchase Common Stock (*)
10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (*)
10.8.1	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.8.2	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.8.3	Lease Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office (*)
10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.10.1	Amendment dated February 10, 2006, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office, as amended (8)
10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices (8)
10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000 (*)
10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.20	Form of Promissory Note and Security Agreement (2)
10.21	Agreement with MCI Communications Services, Inc., dated September 20, 2006 (2)
10.22	Agreement with VCG dated June 10, 2004 (2)
10.23	Agreement with Qwest Communications Corporation dated April 22, 2002 (2)
10.24	Agreement with AT&T dated April 13, 2006 (2)
10.25	Agreement with T-Systems, Inc., dated October 24, 2002 (2)
10.28	Non-Competition Agreement between registrant and Marvin Rosen (*)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

10.39	Form of Subscription Agreement (5)
10.40	Form of Warrant (5)
10.41	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation (10)
10.42	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (1)
10.43
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (1)

14	Code of Ethics of Registrant (8)
21.1	List of Subsidiaries (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.
**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.
***
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

(1) Filed herewith.

(2) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

(4) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 25, 2010, and incorporated herein by reference.

(5) Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference.

(7) Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and incorporated herein by reference.

(8) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.

(9) Identical to Certificate of Rights and Preferences of Series A-2 Preferred Stock filed as an exhibit to Form 8-K on May 9, 2007.

(10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 30, 2012	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: March 30, 2012	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer, Principal Accounting Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by a majority of our board of directors on the dates indicated.

Signature	Title	Date

/s/ MARVIN S. ROSEN	Chairman of the Board
Marvin S. Rosen		March 30, 2012

/s/ PHILIP D. TURITS	Director
Philip D. Turits		March 30, 2012

/s/ MATTHEW D. ROSEN	Director
Matthew D. Rosen		March 30, 2012

/s/ E. ALAN BRUMBERGER	Director
E. Alan Brumberger		March 30, 2012

/s/ JULIUS ERVING	Director
Julius Erving		March 30, 2012

/s/ WILLIAM RUBIN	Director
William Rubin		March 30, 2012

/s/ LARRY BLUM	Director
Larry Blum		March 30, 2012

/s/ PAUL C. O’BRIEN	Director
Paul C. O’Brien		March 30, 2012

/s/ MICHAEL J. DEL GIUDICE	Director
Michael J. Del Giudice		March 30, 2012

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

10.42	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust

10.43
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had negative working capital balances, incurred negative cash flows from operations and net losses since inception, and has limited capital to fund future operations that raises a substantial doubt about their ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The consolidated financial statements do not include any adjustment that might result from this uncertainty.

Roseland, New Jersey
March 29, 2012

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$3,047	$20,370
Accounts receivable, net of allowance for doubtful accounts of
approximately $245,000 and $370,000, respectively	2,400,427	2,721,585
Prepaid expenses and other current assets	388,343	104,098
Current assets from discontinued operations	-	12,449
Total current assets	2,791,817	2,858,502
Property and equipment, net	831,402	1,124,398
Other assets:
Security deposits	437,141	13,330
Restricted cash	299,536	533,437
Intangible assets, net	165,578	409,000
Other assets	31,494	39,486
Total other assets	933,749	995,253
TOTAL ASSETS	$4,556,968	$4,978,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Promissory notes payable - non-related parties	$103,073	$683,870
Promissory notes payable - related parties	4,922,364	2,420,625
Capital lease/equipment financing obligations, current portion	-	4,550
Escrow payable	-	155,000
Accounts payable and accrued expenses	9,637,947	9,178,674
Current liabilities from discontinued operations	97,835	165,274
Total current liabilities	14,761,219	12,607,993
Long-term liabilities:
Other long-term liabilities	380,243	428,646
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 5,045
and 7,295 shares issued and outstanding	50	73
Common stock, $0.01 par value, 300,000,000 shares authorized,
153,711,350 and 132,010,498 shares issued and outstanding	1,537,113	1,320,105
Capital in excess of par value	137,325,467	135,613,755
Accumulated deficit	(149,447,124)	(144,992,419)
Total stockholders' deficit	(10,584,494)	(8,058,486)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,556,968	$4,978,153

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010
Revenues	$42,350,640	$41,763,002
Cost of revenues, exclusive of depreciation and amortization shown separately below	38,067,888	37,830,121
Gross profit	4,282,752	3,932,881
Operating expenses:
Depreciation and amortization	516,892	847,881
Loss on impairment of long-lived assets	163,126	19,018
Selling general and administrative expenses (including approximately
$97,000 and $254,000 of stock-based compensation for
the years ended December 31, 2011 and 2010)	7,897,339	8,847,474
Advertising and marketing	14,959	38,973
Total operating expenses	8,592,316	9,753,346
Operating loss	(4,309,564)	(5,820,465)
Other income (expenses):
Interest income	5,107	491
Interest expense	(206,290)	(181,205)
Other	46,319	213,956
Total other income (expenses)	(154,864)	33,242
Loss from continuing operations	(4,464,428)	(5,787,223)
Discontinued operations:
Income (loss) from discontinued operations	9,723	(12,257)
Net loss	$(4,454,705)	$(5,799,480)
Loss applicable to common stockholders:
Loss from continuing operations	$(4,464,428)	$(5,787,223)
Preferred stock dividends in arrears	(470,175)	(583,600)
Net loss from continuing operations applicable
to common stockholders:	(4,934,603)	(6,370,823)
Income (loss) from discontinued operations	9,723	(12,257)
Net loss applicable to common stockholders:	$(4,924,880)	$(6,383,080)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.03)	$(0.05)
Loss from discontinued operations	$0.00	$(0.01)
Loss per common share	$(0.03)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	141,688,704	115,848,332

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Capital in	Accumulated	Stockholders'
	Shares	$	Shares	$	Excess of Par	Deficit	Deficit
Balance at December 31, 2009	7,995	$80	92,543,932	$925,440	$130,984,766	$(139,192,939)	$(7,282,653)
Proceeds from the sale of
common stock, net of expenses	-	-	29,821,607	298,216	3,279,285	-	3,577,501
Stock-based compensation	-	-	-	-	254,947	-	254,947
Conversion of preferred stock into
common stock	(700)	(7)	843,373	8,434	(8,427)	-	-
Conversion of notes payable and
accrued interest into common stock	-	-	6,970,036	69,700	875,082	-	944,782
Transfer to equity from escrow payable	-	-	2,248,217	22,482	298,935	-	321,417
Transfer to escrow payable from equity
for shares not yet issued	-	-	(416,667)	(4,167)	(70,833)	-	(75,000)
Net loss	-	-	-	-	-	(5,799,480)	(5,799,480)
Balance at December 31, 2010	7,295	73	132,010,498	1,320,105	135,613,755	(144,992,419)	(8,058,486)
Proceeds from the sale of common stock
and warrants, net of expenses			13,291,167	132,912	932,595		1,065,507
Conversion of notes payable and accrued
interest into common stock and warrants			8,409,685	84,096	604,713		688,809
Conversion of preferred stock into
common stock	(2,250)	(23)	1,801,819	18,018	(17,995)		-
Abandonment of common stock			(1,801,819)	(18,018)	18,018		-
Stock-based compensation					94,381		94,381
Transfer to equity from escrow payable					80,000		80,000
Net loss						(4,454,705)	(4,454,705)

Balance at December 31, 2011	5,045	$50	153,711,350	$1,537,113	$137,325,467	$(149,447,124)	$(10,584,494)

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,454,705)	$(5,799,480)
(Income) loss from discontinued operations	(9,723)	12,257
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516,892	847,881
Impairment charge - long-lived assets	163,126	19,018
Loss on disposal of property and equipment	24,615	-
Loss on sale of accounts receivable	51,654	-
Bad debt expense (recovery)	202,062	(4,556)
Stock-based compensation	97,065	253,496
Settlement of vendor liabilities	(75,000)	(159,500)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(193,995)	(209,093)
Prepaid expenses and other current assets	(23,897)	27,638
Other assets	9,082	22,633
Security deposits	4,581	9,677
Accounts payable and accrued expenses	275,530	97,172
Other long-term liabilities	(48,404)	91,831
Net cash used in operating activities	(3,461,117)	(4,791,026)
Cash flows from investing activities:
Purchase of property and equipment	(139,934)	(223,571)
Increase in restricted cash	(6,594)	(285,046)
Net cash used in investing activities	(146,528)	(508,617)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	1,065,507	3,577,501
Proceeds from notes payable - related parties	3,219,739	1,708,000
Proceeds from notes payable - non-related parties	208,382	350,000
Proceeds from the sale of common stock, not yet issued	-	50,000
Payments on capital lease/equipment financing obligations	(2,587)	(12,868)
Repayments of notes payable - related parties	(347,000)	(245,000)
Repayments of notes payable - non-related parties	(489,179)	(41,130)
Net cash provided by financing activities	3,654,862	5,386,503
Net increase in cash and cash equivalents from continuing operations	47,217	86,860
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(64,540)	(165,509)
Net change in cash and cash equivalents:	(17,323)	(78,649)
Cash and cash equivalents, beginning of year	20,370	99,019
Cash and cash equivalents, end of year	$3,047	$20,370

See note 14 for supplemental disclosure of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Fusion Telecommunications International, Inc., and Subsidiaries (collectively, the “Company”) is a Delaware corporation incorporated in September 1997.  The Company is a provider of Internet Protocol ("IP")-based digital voice and data communications services to carriers and corporations worldwide.  The Company's services include local, long distance, and international Voice over Internet Protocol ("VoIP") services; broadband Internet access; private line circuits; audio and web conference calling; fax services; and a variety of other communications services.

2. GOING CONCERN AND LIQUIDITY

At December 31, 2011, the Company had a working capital deficit of $12.0 million and an accumulated deficit of $149.4 million.  The Company has continued to sustain losses from operations.  In addition, the Company has not generated positive cash flow from operations since inception, and its current cash resources are not adequate to fund the Company’s operations for the next twelve months.  During the year ended December 31, 2011, the Company received $2.9 million through the issuance of new notes to related parties and raised $1.1 million from the sale of its securities.  The Company cannot provide any assurances as to if and when it will achieve profitability or generate positive cash flows from operations.  These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern.  No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”).  All material inter-company accounts and transactions have been eliminated in consolidation, and certain prior year balances have been reclassified to conform to the current presentation.

Revenue Recognition
The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured.  The Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends.  The provisions for revenue adjustments are recorded as a reduction of revenue when incurred.

The Company’s revenue is primarily derived from usage fees charged to carriers and corporations that terminate voice or data traffic over the Company’s network, and from the monthly recurring fees charged to customers that purchase the Company’s corporate products and services.

Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration.  It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for billing adjustments. Revenue for each customer is calculated from information received through the Company’s network switches. The Company’s customized software tracks the information from the switch and analyzes the call detail records against stored detailed information about revenue rates.  This software provides the Company with the ability to complete a timely and accurate analysis of revenue earned in a period.  The Company believes that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

Fixed revenue is earned from monthly recurring services provided to the customer, for which the charges are contracted for over a specified period of time.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  The recurring customer charges continue until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and records an allowance for doubtful accounts based on the Company’s history of past write-offs, collections experience and current credit conditions.  Specific customer accounts are written off as uncollectible when collection efforts have been exhausted and payments are not expected to be received.

The Company has an agreement to sell certain of its accounts receivable under an arrangement with a third party (see note 4).  These transactions qualify as sales of financial assets under the criteria outlined Accounting Standards Codification Topic (“ASC”) 860, Transfers and Servicing, in that the rights, title and interest to the receivables are transferred.  As a result, the Company accounts for the sales of its accounts receivable by derecognizing them from its consolidated balance sheet as of the date of sale and recording a loss on sale for the difference between the book value of the receivables sold and their respective purchase price.

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

Fixed expenses reflect the costs associated with connectivity between the Company’s network infrastructure, including its New York switching facility, and certain large carrier customers and vendors. They also include the cost of fiber optic transmission facilities used to connect the Company's switching facility to certain international destinations.  In addition, fixed expenses include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services for certain corporate customers and the cost of broadband Internet access used to provide service to both carrier and corporate customers.

Fair Value of Financial Instruments
The carrying amounts of the Company’s assets and liabilities approximate their fair value presented in the accompanying Consolidated Balance Sheets, due to their short maturities.

Intangible Assets and Goodwill Impairment Testing
Intangible assets represent trade names and trademarks.  In determining fair value, the Company uses standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach.  The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded.  The income approach involves estimating the present value of the subject asset’s future cash flows by using projections of the cash flows that the asset is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions.  Intangible assets consist primarily of the trade name and trademarks related to Efonica FZ, LLC (“Efonica”), which are being amortized using the straight-line method over their useful lives.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  The Company recorded impairment charges related to its Efonica trademarks of approximately $163,000 and $19,000 in the years ended December 31, 2011 and 2010, respectively.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Lives
Network equipment	5 – 7 Years
Furniture and fixtures	3 – 7 Years
Computer equipment and software	3 – 5 Years

Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the associated lease.  Maintenance and repairs are recorded as a period expense, while betterments and improvements are capitalized.

Advertising and Marketing
Advertising and marketing expense includes cost for promotional materials for the marketing of the Company’s corporate products and services, as well as for public relations.

Income Taxes
The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred income tax assets when the Company determines it is more like than not that it will fail to generate sufficient taxable income to be able to utilize the deferred tax assets.

U.S. GAAP requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  During the years ended December 31, 2011 and 2010, the Company recognized no adjustments for uncertain tax positions.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

Earnings (Loss) per Share
The Company complies with the accounting and disclosure requirements regarding earnings per share.  Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.  The following securities were excluded in the calculation of diluted loss per share because their inclusion would be antidilutive:

	2011	2010
Warrants	47,615,186	42,171,097
Stock options	6,634,261	5,722,375
Convertible preferred stock	7,021,512	8,395,108
	61,270,959	56,288,580

The net loss per common share calculation includes a provision for preferred stock dividends in the amount of $470,175 and $583,600 for the years ended December 31, 2011 and 2010, respectively.  However, no cash dividend had been declared by the board of directors for any of the years presented.

Discontinued Operations
The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component.  The results of operations of the discontinued component through the date of disposition, including any gains or losses on disposition, are aggregated and presented in the consolidated statement of operations as gain (loss) on discontinued operations.  See note 9 for additional information regarding discontinued operations.

Stock-Based Compensation
The Company accounts for stock-based compensation by recognizing the fair value of compensation cost for all stock and stock-based awards over the service period (generally equal to the vesting period).  Compensation cost is determined using the Black-Scholes option pricing model to estimate the fair value of the awards at the grant date.  An offsetting increase to stockholders’ equity is recorded equal to the amount of the compensation expense charge.

For the years ended December 31, 2011 and 2010 the Company recognized stock-based compensation expense of approximately $97,000 and $254,000, respectively.  These amounts, which are included in selling, general, and administrative expenses in the Consolidated Statements of Operations, have been reduced for estimated forfeitures.  When estimating forfeitures, the Company considered historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	2011	2010
Dividend yield	0.00%	0.00%
Stock volatility	150.98%	136.75%
Average Risk-free interest rate	1.83%	2.26%
Average option term (years)	3-4	3-4

Recently Adopted and Issued Accounting Pronouncements
During the years ended 2011 and 2010, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if current adopted, that would have a material effect on the Company’s consolidated financial statements.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

4. SALE OF ACCOUNTS RECEIVABLE

On September 12, 2011 the Company entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby the Company sells certain of its accounts receivable to Prestige at a discount in order to improve the Company’s liquidity and cash flow.  Under the terms of the purchase and sale agreement, Prestige pays the Company a percentage of the face amount of the receivables at the time of sale with the remainder, net of the discount, paid to the Company within three business days after Prestige receives payment on the receivables, which generally have 30 day terms.  At December 31, 2011 $1.0 million of outstanding accounts receivable had been sold to Prestige, and in the year ended December 31, 2011 the Company recognized a loss on the sale of accounts receivables of approximately $52,000 (see note 15) in connection with the sale of accounts receivable to Prestige.  The transfer of accounts receivable to Prestige under this agreement meet the criteria for a sale of financial assets.  As a result, such receivables have been derecognized from the Company’s consolidated balance sheet as of December 31, 2011.

Prestige also provided the Company with a one-time advance of $208,382 on the closing date (see note 11).  This advance is secured by a priority lien on the Company’s accounts receivable; however it is not attributable to a transfer of specific accounts receivable and is therefore reflected as a note payable to non-related parties in the accompanying consolidated balance sheet as of December 31, 2011. The proceeds from the advance were used to pay down other unrelated party indebtedness and for general corporate purposes.  The advance is payable in 25 equal weekly installments beginning in October 2011 and an advance fee of approximately $15,000 is payable 180 days after the closing date.  The advance fee is being recognized under the interest method over the term of the advance.  At December 31, 2011, $103,073 of this advance remained outstanding.

5. INTANGIBLE ASSETS

Identifiable intangible assets as of December 31, 2011 and 2010 are comprised of:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Trademarks	$315,745	$(211,879)	$103,866	$478,871	$(143,926)	$334,945
Intellectual Property	86,397	(24,685)	$61,712	86,397	(12,342)	$74,055
Total	$402,142	$(236,564)	$165,578	$565,268	$(156,268)	$409,000

The Company recorded impairment charges of $163,126 and $19,018 for the years ended December 31, 2011 and 2010, respectively, to write its trademark intangible assets down to their fair value.  Aggregate amortization expense for each of the next five years subsequent to December 31, 2011 is expected to be as follows:

For the year ended December 31,
2012	$64,275
2013	64,275
2014	12,343
2015	12,343
2016	12,342

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Prepaid insurance	$47,562	$59,805
Inventory	-	4,243
Due from Prestige (see note 4)	261,437	-
Other prepaid expenses	79,344	40,050
Total	$388,343	$104,098

7. PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment is comprised of the following:

	2011	2010
Network equipment	$3,371,296	$5,148,119
Furniture and fixtures	323,979	434,132
Computer equipment and software	1,219,897	1,389,273
Leasehold improvements	905,333	3,409,915
Assets in progress	22,491	3,345
Total	5,842,996	10,384,784
Less accumulated depreciation and amortization	(5,011,594)	(9,260,386)
Total	$831,402	$1,124,398

Depreciation expense was approximately $437,000 and $768,000 for the years ended December 31, 2011 and 2010, respectively.

8. RESTRICTED CASH

Restricted cash represents cash held by banks as certificates of deposit collateralizing letters of credit. These letters of credit are required as security for certain of the Company’s non-cancelable operating leases for office facilities.  On October 27, 2011, the landlord over premises leased by the Company exercised its right under the lease to draw down the full amount of a letter of credit in the amount of $428,391 that the Company had posted as security under the terms of the lease.  The lessor subsequently acknowledged its receipt of the entire amount of the letter of credit and the Company reflected that amount as a security deposit on its consolidated balance sheet as of December 31, 2011.  The letter of credit was issued for the benefit of the Company by a third party lending institution and the Company had partially collateralized the letter of credit in the approximate amount of $240,000 by depositing this amount in a money market account with the lending institution, which was reflected as restricted cash on the Company’s balance sheet at December 31, 2010.

As a result of the drawdown of the letter of credit, the Company derecognized approximately $240,000 of restricted cash from its consolidated balance sheet at December 31, 2011 and is required to pay the issuer of the letter of credit the difference between the full amount of the letter of credit and the amount of the collateral, which difference is approximately $188,000 and is reflected in Accounts payable and accrued expenses as of December 31, 2011.  While the Company’s failure to make this payment constitutes an event of default under the terms of the letter of credit, the Company did not receive a default notice from the lending institution. The Company and the lender have agreed in principle on the terms of a forbearance and settlement agreement which, among other things, sets forth payment terms for the outstanding amount at various dates through July of 2013.  Although there can be no assurances, the Company expects the forbearance and settlement agreement will be fully executed during the second quarter of 2012.

As of December 31, 2011 and 2010, the Company had approximately $300,000 and $533,000, respectively, of cash restricted from withdrawal.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

9. DISCONTINUED OPERATIONS

In an effort to streamline operations, reduce expenses and focus on the development of the Company’s corporate services and carrier services segments, the Company eliminated the consumer services segment and restructured its overall operations in 2009, and the Company classifies the operating results of its consumer services segment as a discontinued operation in the accompanying consolidated statements of operations.

The Company’s remaining assets related to the discontinued consumer segment consist of certain property and equipment with remaining balances of nil and approximately $12,000 at December 31, 2011 and 2010 respectively.  The Company had liabilities of discontinued operations related to the discontinued consumer segment of approximately $98,000 and $165,000 as of December 31, 2011 and December 31, 2010, respectively, consisting mainly of capital lease obligations and accounts payable and accrued expenses.

The following is a summary of the operating results of the discontinued operations for the years ended December 31, 2011 and 2010:

	2011	2010
Revenues	$-	$7,617
Cost of revenues	-	(780)
Depreciation and amortization	12,449	19,834
Selling, general and administrative (including a credit of approximately $3,000 to stock-based compensation expense in 2011)	(17,107)	820
Other income	5,065	-
Income (loss) from discontinued operations	$9,723	$(12,257)

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Trade accounts payable	$8,061,024	$7,773,241
Accrued expenses	468,214	551,266
Accrued payroll and vacation	110,829	140,341
Cost accrual	2,815	2,752
Interest payable	376,506	291,782
Deferred revenue	10,044	149,545
Other	608,515	269,747
	$9,637,947	$9,178,674

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

11. NOTES PAYABLE AND CAPITAL LEASE/EQUIPMENT FINANCING OBLIGATIONS

At December 31, 2011 and December 31, 2010, components of long-term debt and capital lease/equipment financing obligations of the Company are comprised of the following:

	2011	2010
Promissory notes payable - related parties	$4,922,364	$2,420,625
Promissory notes payable - non-related parties	103,073	683,870
Capital lease/equipment financing obligations	-	4,550
Total promissory notes payable and capital lease/equipment financing obligations	5,025,437	3,109,045
Less:
Current portion of capital lease/equipment financing obligations	-	(4,550)
Current portion of notes payable - related parties	(4,922,364)	(2,420,625)
Current portion of notes payable - non-related parties	(103,073)	(683,870)
Non-current portion of promissory notes payable and capital lease/
equipment financing obligations	$-	$-

Promissory notes payable – related parties
From 2007 through 2010, the Company borrowed an aggregate of $3,415,268 from Marvin Rosen, the Company’s Chairman of the Board of Directors.  These loans were evidenced by promissory notes bearing interest at rates ranging from 3% to 10% per annum.  Principal payments on the indebtedness related to these promissory notes through December 31, 2010 totaled $394,843.  In addition, at various times during 2010, Mr. Rosen converted a total of $724,800 of indebtedness evidenced by such promissory notes into an aggregate of 5,320,002 shares of the Company’s common stock and warrants to purchase a total of 2,360,004 shares of the Company’s common stock.  The warrants are generally exercisable for a period of five years from the respective dates of debt conversion at exercise prices ranging from 120% to 150% of the closing price of the Company’s common stock on the date of the conversion.  All of the promissory notes grant the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable and are payable in full upon ten days notice from the lender.  To date, the Company has not received a demand for payment.  On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Mr. Rosen is a member.  This loan is evidenced by a promissory note, which initially matured on July 20, 2009, and bears an interest rate of 8% per annum. The note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  On the July 20, 2009 initial maturity date of the note, the note became a demand note pursuant to its terms, and the entire amount of this note remained outstanding at December 31, 2011 and December 31, 2010.  To date the Company has not received a demand for payment.

During the year ended December 31, 2011, the Company borrowed an additional $3,199,739 from Mr. Rosen, $347,000 of which was repaid during the period.  These loans were evidenced by a series of short-term promissory notes, each of which is payable in full upon ten days notice from the lender and bear interest at the rate of 3.25% per annum.  Each note also grants the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable.  The proceeds were used for general working capital purposes.  At various times during 2011, Mr. Rosen converted an aggregate of $351,000 of previously issued promissory notes into 4,981,151 shares of common stock and received five-year warrants to purchase 1,275,596 shares of common stock.  The warrants are exercisable at 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to the date of the conversion.  As of December 31, 2011, the Company had an aggregate principal amount of outstanding demand notes payable to Mr. Rosen and his affiliates in the amount of $4,922,364 and, to date, the Company has not received a demand for payment.

In connection with the Company’s arrangement with Prestige for the sale of certain of its accounts receivable (see note 4), the Company’s related party lenders agreed to subordinate their security interest in the Company’s accounts receivable to that of Prestige.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

Promissory notes payable – non-related parties
During 2008, the Company borrowed an aggregate of $375,000 from two unrelated parties, of which $333,870 remained outstanding as of December 31, 2010.  The loans were evidenced by promissory notes which matured on various dates during the year ended December 31, 2010 bearing interest at the rate of 10% per annum.  These notes automatically converted to demand notes on their respective maturity dates whereupon the outstanding principal and all accrued interest on the notes became payable in full upon ten days notice from the lender.  These notes, along with all accrued interest thereon, were repaid in their entirety during the year ended December 31, 2011.

Also during 2008, the Company borrowed $200,000 under a promissory note issued to an unrelated party.  During 2010 the lender converted $100,000 of this note into 769,231 shares of common stock and warrants to purchase 153,847 shares of common stock and agreed to extend the maturity date of the $100,000 balance of the loan to February 8, 2011 while increasing the interest rate to 12% per annum.  The note was not repaid by the maturity date.  On August 5, 2011, $50,000 of the outstanding principal on this note and approximately $15,000 of accrued interest was converted into 644,987 shares of the Company’s common stock and 5-year warrants to purchase 128,998 shares of common stock.  The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to conversion.  On September 19, 2011 the remaining principal balance on the note in the amount of $50,000 was repaid.

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

As more fully described in note 4, the Company received an advance of $208,382 from Prestige in connection with its entering into an arrangement for the sale of certain of the Company’s accounts receivable.  The advance is secured by a first priority lien on the Company’s accounts receivable.  To date, the Company has made all required payments related to this advance, for which the outstanding balance is $103,073 as of December 31, 2011.

12. EQUITY TRANSACTIONS

Preferred Stock
On September 10, 2010, an accredited investor exercised his rights to convert 700 shares of Series A-3 Preferred Stock with an aggregate liquidation preference of $700,000 into 843,373 shares of common stock.

On May 16, 2011, another accredited investor converted 1,500 shares of Series A-1 Preferred Stock with an aggregate liquidation preference of $1.5 million into 898,204 shares of the Company’s common stock and 750 shares of Series A-2 Preferred Stock with an aggregate liquidation preference of $750,000 into 903,615 shares of common stock.  On September 2, 2011, this investor returned the certificates evidencing this common stock to the Company and notified the Company that he was abandoning any and all rights associated with such shares, including but not limited to any future distributions or dividends that may be paid by the Company and voting rights on any matters on which the Company’s shareholders are entitled to vote.

All of the foregoing conversions were made in accordance with the respective terms of the preferred stock.  As of December 31, 2011, the Company has 10,000,000 shares of preferred stock authorized and 5,045 and 7,295 shares of Preferred Stock (Series A-1, A-2 and A-4) were outstanding as of December 31, 2011 and 2010, respectively.  The holders of the Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum payable in arrears, when declared by the Company’s board of directors, on January 1 of each year.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

Common Stock
On February 25, 2011, following authorization by the Board of Directors and stockholders, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the total number of shares of common stock the Company is authorized to issue from 225,000,000 shares to 300,000,000 shares, par value $0.01 per share.

During 2010, the Company entered into various subscription agreements with accredited investors and certain directors of the Company.  The Company received gross proceeds of $4,156,200 under these agreements and issued 29,821,608 shares of common stock and warrants to purchase 15,891,238 shares of common stock as consideration therefor.  In connection with these transactions, the Company paid $578,699 of fees to a placement agent, which included $528,000 of cash and warrants to purchase 3,142,862 shares of common stock.  Also during 2010, holders converted approximately $945,000 of related party promissory notes and accrued interest into 6,970,036 shares of common stock and warrants to purchase 1,645,725 shares of common stock, and the Company issued 2,248,217 shares of common stock and warrants to purchase 449,645 shares of common stock in connection with its receipt of $321,417 in proceeds released from escrow.

In September 2008, the Company entered into a settlement agreement with a vendor providing, in part, that the Company issue common stock in the amount of $75,000 to the vendor in settlement of a debt.  However, due to a failure by the vendor to perform its obligations under the settlement agreement the Company never issued the shares, resulting in a transfer from equity to escrow payable in the amount of $75,000 in 2010 (see note 15), and a correction to the number of shares previously disclosed as issued and outstanding in the amount of 416,667 shares.

During the year ended 2011, the Company entered into subscription agreements with 27 accredited investors, under which the Company issued an aggregate of 13,291,167 shares of common stock and five-year warrants to purchase 3,482,785 shares of the Company’s common stock for aggregate consideration of $1.1 million.  The warrants are exercisable at 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  Two of these investors, accounting for 1,037,038 shares, 272,224 warrants and proceeds of $85,000, were directors of the Company.

As previously discussed in note 11, two of the Company’s directors and two unrelated note holders converted an aggregate of $0.7 million of promissory notes and accrued interest that were payable on demand into an aggregate of 8,409,685 shares of the Company’s common stock and warrants to purchase 1,961,304 shares of the Company’s common stock.

During 2011, the Company transferred $80,000 from escrow payable to equity for proceeds received prior to 2011.  The shares were issued in March of 2012.

As of December 31, 2011 the Company is authorized to issue 300,000,000 shares of common stock and there were 153,711,350 shares of common stock issued and outstanding.

Stock Options and Warrants
In accordance with the Company's 2009 Stock Option Plan, the Company has reserved 7,000,000 shares of common stock for issuance to employees at exercise prices determined by the board of directors.  Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.  The Company has also reserved 2,793,261 shares for issuance in the event of exercise of outstanding options granted under the now expired 1998 Stock Option Plan.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

The following summary presents information regarding outstanding options as of December 31, 2011 and 2010 and changes during the years then ended with regard to all options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2009	4,642,524	$1.19	6.28 years
Granted in 2010	1,458,500	0.12
Cancelled or expired in 2010	(378,649)	0.48
Outstanding at December 31, 2010	5,722,375	0.96	6.59 years
Granted in 2011	1,532,000	0.09
Cancelled or expired in 2011	(620,114)	1.12
Outstanding at December 31, 2011	6,634,261	$0.75	6.86 years

Exercisable at December 31, 2011	3,886,350	$1.20	5.42 years

The following table summarizes information about stock options outstanding as of December 31, 2011:

Range of Exercise Prices	Options Outstanding	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$0.06 - $0.08	63,000	7.85	$0.08	-	$-
$0.09 - $0.09	1,408,500	9.76	0.09	2,500	0.09
$0.10 - $0.10	36,000	9.22	0.10	250	0.10
$0.11 - $0.11	999,000	6.77	0.11	694,378	0.11
$0.12 - $0.12	1,271,000	8.29	0.12	409,211	0.12
$0.13 - $0.25	84,500	7.69	0.16	33,375	0.17
$0.31 - $0.31	982,000	5.68	0.31	956,500	0.31
$0.35 - $0.69	669,000	5.26	0.68	668,875	0.68
$0.75 - $3.15	699,435	4.04	2.59	699,435	2.59
$4.38 - $6.45	421,826	2.62	4.66	421,826	4.66
	6,634,261	6.86	$0.75	3,886,350	$1.20

The weighted-average estimated fair value of stock options granted was $.09 and $0.12 during the years ended December 31, 2011 and 2010, respectively.  No stock options were exercised during the years ended December 31, 2011 and 2010.  As of December 31, 2011, there was approximately $86,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plan which is expected to be recognized over a weighted-average period of 2.62 years.

The Company, as part of various debt and other agreements, has issued warrants to purchase the Company’s common stock.  The following summarizes the information relating to warrants issued and the activity during the years ended December 31, 2011 and 2010:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

	Number of Warrants	Per Share Exercise Price	Weighted Average Exercise Price
Shares under warrants at December 31, 2009	28,830,132	$0.12-8.58	$2.58
Issued in 2010	21,129,470	0.14-0.21
Exercised in 2010	-	-	-
Expired in 2010	(7,788,505)	2.97-8.58	0
Outstanding at December 31, 2010	42,171,097	0.11-1.67	0.27
Granted in 2011	5,444,089	0.08-.014	0.10
Exercised in 2011	-	-
Expired in 2011	-	-
Outstanding at December 31, 2011	47,615,186	$0.08-1.67	$0.25

All warrants are fully exercisable upon issuance.

13. INCOME TAXES

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2011 and 2010. The provision for income taxes consists of the following:

	2011	2010
Deferred
Federal	$(1,416,000)	$(1,820,000)
State	-	(2,000)
	(1,416,000)	(1,822,000)
Change in valuation allowance	1,416,000	1,822,000
	$-	$-

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2011	2010
	%	%
Federal statutory rate	(34.0)	(34.0)
State net of federal tax	-	(0.4)
Other	2.2	-
Change in valuation allowance	31.8	34.4
Effective income tax rate	-	-

The components of the Company's deferred tax assets and liability consist of approximately the following at December 31, 2011 and 2010 respectively:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

	2011	2010
Deferred tax assets
Net operating losses	$37,554,000	$36,112,000
Allowance for doubtful accounts	81,000	118,000
Accrued liabilities and other	959,000	959,000
Property and equipment	4,737,000	4,726,000
	43,331,000	41,915,000
Deferred tax liability
Property and equipment	-	-
Deferred tax asset, net	43,331,000	41,915,000
Less valuation allowance	(43,331,000)	(41,915,000)
	$-	$-

At December 31, 2011 and 2010 the Company has net operating loss carry forwards of approximately $111.4 million and $107.2 million, respectively, that may be applied against future taxable income, and which expire in various years from 2013 to 2031.  Under the Tax Reform act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances.  Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.  The amount of such limitation, if any has not been determined.

The Company maintains a full valuation allowance for its net deferred tax assets, as the Company’s management has determined that it is more likely than not that the Company will not generate sufficient future taxable income to be able to utilize these deferred tax assets.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$121,566	$41,250
Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable - related parties to common stock	$371,000	$724,800
Conversion of notes payable - non related parties to common stock	$300,000	$200,000
Transfer of restricted cash for satisfaction of security deposit	$240,391
Non-cash financing of security deposit	$188,000
Conversion of interest payable to common stock	$17,809	$19,982
Transfer from escrow payable to common stock	$80,000	$321,417
Transfer from equity to escrow payable - shares to vendor, not yet issued	$-	$75,000
Transfer of vendor debt to escrow payable - shares to vendor not yet issued	$-	$30,000
Preferred stock converted into common stock	$2,500,000	$700,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

15. OTHER INCOME AND EXPENSE

Other income (expenses) for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Settlement or extinguishment of vendor liabilities	$75,000	$159,500
Loss on sale of accounts receivable	(51,654)	-
Loss on disposal of property and equipment	(24,615)	-
Other	47,588	54,456
Total other income	46,319	213,956

As discussed in note 12, in September 2008 the Company entered into a settlement agreement with a vendor providing, in part, that the Company issue common stock in the amount of $75,000 to the vendor in settlement of a debt.  However, due to a failure by the vendor to perform its obligations under the settlement agreement the Company never issued the shares, resulting in a transfer from equity to escrow payable in 2010 in the amount of $75,000 and an adjustment to the number of shares issued and outstanding.  On February 10, 2011, the Company executed a settlement agreement with the vendor which released the Company of all liability with respect to this matter.  As a result, the Company reduced its escrow payable amount and recorded other income of $75,000 in year ended December 31, 2011.

During the year ended December 31, 2011, in connection with its normal periodic review of property and equipment, the Company disposed of several assets which are no longer in use and recorded a loss of $24,615 for the net book value those assets.

In February 2004 the Company entered into a settlement agreement with a carrier vendor in a foreign country providing for, among other things, payment by the Company of $600,000, of which $450,000 was promptly paid, and the Company’s agreement to make 12 monthly payments for the remaining $150,000.  In return, the vendor agreed to restore the Company’s ability to terminate telecommunications traffic to that country at a fixed rate.  The vendor never complied with its obligations under the agreement, and therefore the Company did not make its remaining payments.  Under the laws of that country, the vendor’s ability to pursue payment of the remaining amount has expired under the statute of limitations for contractual claims and the remaining balance was extinguished from the Company’s balance sheet during the year ended December 31, 2010.  Also during 2010, the Company settled two billing disputes with vendors resulting in a net gain of $9,500.

16. COMMITMENTS AND CONTINGENCIES

Leases
The Company has various non-cancelable operating lease agreements for office facilities (see note 21). A summary of the lease commitments under non-cancelable leases for years ending subsequent to December 31, 2011, are approximately as follows:

Year Ending December 31:
2012	1,070,533
2013	1,128,063
2014	1,099,338
2015	891,097
Thereafter	-
$4,189,031

Rent expense for all operating leases was $1.0 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively.  Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage.  The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.  As of December 31, 2011, the Company has no material outstanding purchase commitments with any equipment vendors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

Legal Matters
On July 30, 2008, a vendor that provides management consulting and software systems services filed a complaint in the Supreme Court for the State of New York (Software Synergy, Inc., v Fusion Telecommunications International, Inc., Index No. 602223/08) seeking damages in the amount of $624,594 plus $155,787 in Prejudgment interest and costs, allegedly due to the plaintiff under terms of a Professional Services Letter Agreement (the “PSLA”) and a Master Software License Agreement (the “MSLA”). This complaint asserted claims for relief against the Company for breach of contract, failure to pay to plaintiff moneys allegedly due under the terms of the PSLA, violation of the terms of the MSLA, and prejudgment interest and costs. On September 17, 2008, the Company filed its Answer and Counterclaim against the vendor alleging the plaintiff materially breached its obligations to the Company under the PSLA and MSLA and is liable to the Company for damages, including full repayment of the amounts which the Company paid to the plaintiff for its failed development effort. On June 25, 2010, the parties entered into a Confidential Settlement Agreement resolving the litigation, providing for the mutual release of all claims, and agreeing to the dismissal of the case. As of December 31, 2011, the Company’s obligations under this agreement have been paid in full.

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

17. PROFIT SHARING PLAN

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements.  Contributions to the plan are made at the discretion of the board of directors.  No contributions to the profit sharing plan were made for the years ended December 31, 2011 and 2010.

18. CONCENTRATIONS

Major Customers
For the years ended December 31, 2011 and 2010, five customers of the Company accounted for 47% and 53%, respectively, of the Company’s consolidated revenues.  These five customers each contributed more than 5% of the Company’s consolidated revenues.  These customers were all in the carrier services segment.  At December 31, 2011 and 2010, the amounts owed to the Company by these customers were approximately $1,237,000 and $1,543,000, or 51.5% and 56.7% of total accounts receivable, respectively.

Geographic Concentrations
The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

For the years ended December 31, 2011 and 2010, the Company generated approximate revenues from customers in the following countries:

	2011	2010
United States	$34,510,000	$36,203,000
Other	7,841,000	5,560,000
	$42,351,000	$41,763,000

Revenues by geographic area are based upon the location of the customers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

Credit Risk
The Company maintains its cash balances in high credit quality financial institutions.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.  These balances may at times, exceed federally insured limits.

19. SEGMENT INFORMATION

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

Corporate Services
The Company provides a wide variety of communications services to small and medium-sized businesses, as well as enterprise customers, including basic voice and data communications services, broadband Internet access, private line services, audio and web conferencing services, e-fax services and a variety of other value-added services.  These customers are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services.

Operating segment information for the years ended December 31, 2011 and 2010 is summarized as follows:

2011
	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$40,126,511	$2,224,129	$-	$42,350,640
Cost of revenues (exclusive of
depreciation and amortization)	36,655,722	1,412,166	-	38,067,888
Depreciation and amortization	493,809	23,083	-	516,892
Loss on impairment of long-lived assets	109,294	53,832		163,126
Selling, general and administrative expenses	4,521,924	3,375,415	-	7,897,339
Advertising and marketing	57	14,902	-	14,959
Other (income) expenses	118,169	36,695	-	154,864
Loss from continuing operations	$(1,772,464)	$(2,691,964)	$-	$(4,464,428)

Total assets	$2,694,738	$1,418,399	$443,831	$4,556,968

Capital expenditures	$124,345	$4,841	$10,748	$139,934

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

2010
	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated
Revenues	$40,018,573	$1,744,429	$-	$41,763,002
Cost of revenues (exclusive of
depreciation and amortization)	36,778,722	1,051,399	-	37,830,121
Depreciation and amortization	833,339	14,542	-	847,881
Loss on impairment of long-lived assets	12,742	6,276		19,018
Selling, general and administrative expenses	5,426,205	3,421,269	-	8,847,474
Advertising and marketing	-	38,973	-	38,973
Other (income) expenses	(69,360)	36,118	-	(33,242)
Loss from continuing operations	$(2,963,075)	$(2,824,148)	$-	$(5,787,223)

Total assets	$3,181,281	$1,739,946	$56,926	$4,978,153

Capital expenditures	$116,337	$-	$107,234	$223,571

The Company employs engineering, operations, information services and finance resources that service both the carrier and corporate services business segments and across multiple products and services.  Depreciation and indirect operating expenses were allocated to each segment based upon its respective percent utilization of the personnel resources.  The amounts reflected as Corporate & Unallocated represent those assets and capital expenditures that were not appropriate to allocate to a business segment or product line.

20. RELATED PARTY TRANSACTIONS

In addition to the financing transactions discussed in notes 11 and 12, on March 29, 2011 the Company entered into a Desk Space Use and Occupancy Agreement with an entity affiliated with Mr. Rosen and another of the Company’s directors.  Under the terms of the agreement, this affiliate utilizes a portion of the Company’s leased office space in New York City for a fee of $9,000 per month.  The initial term of the agreement ran from April 15, 2011 to October 14, 2011, and the agreement continues to be in effect on a month to month basis.  As of December 31, 2011, the Company had received $45,000 of advance payments in connection with this agreement, which is reflected in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  The Company believes that the fee it receives under this agreement is comparable to what it would receive had the agreement been entered into with an unrelated third party.

21. SUBSEQUENT EVENTS

Between January 1, 2012 and March 15, 2012, the Company sold and issued to 20 accredited investors an aggregate of 8,594,988 shares of common stock and warrants to purchase 2,578,503 shares of the Company’s common stock at exercise prices ranging from $0.09 to $0.23 per share, or 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds of $0.9 million were used for general working capital purposes.  In addition, three of the Company’s officers and/or directors converted an aggregate of $85,000 of indebtedness from the Company into 814,816 shares of common stock and warrants to issue 244,447 shares of the Company’s common stock at exercise prices ranging from $0.09 to $0.17 per share, or 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

On February 16, 2012, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 56186/12), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises.  The Company intends to contest and dispute the claims set forth in the foregoing Petition.  However, due to the uncertainties of litigation and other unknown factors, there can be no assurances that the Company will be able to reach a favorable resolution to this proceeding.

On January 30, 2012, the Company entered into purchase agreements to acquire the business currently operated by Network Billing Systems, LLC and Interconnect Systems Group II LLC (collectively, “NBS”).  NBS currently provides voice (including VOIP) and data telecommunications services, as well as a wide variety of managed and cloud-based telecommunications services, to small and medium sized companies.

The aggregate purchase price for the NBS acquisition transaction is $20 million, consisting of $17.75 million in cash, $1.0 million to be evidenced by a 24-month promissory note payable to the sellers and $1.25 million in shares of restricted common stock of the Company.  Consummation of the transaction contemplated by the purchase agreements is subject to the satisfaction of certain conditions precedent, including, but not limited to, satisfactory completion of the Company’s due diligence on the business being acquired, completion of an audit of the financial books and records of NBS, receipt of certain regulatory approvals, the Company’s receipt of sufficient funding to pay the cash portion of the purchase price and provide for reasonable post-acquisition working capital requirements, negotiation and execution of mutually acceptable executive employment and non-compete agreements with the principal operating officer of NBS and other customary conditions of closing.  While the purchase agreements contemplate that closing of the acquisition of NBS would take place during the second quarter of 2012, the conditions precedent to closing are such that there can be no assurance that the acquisition will be completed in that time or at all.