Form 10-Q
period 2012-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2012-05-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 8, 2012.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	166,432,351

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,967	$3,047
Accounts receivable, net of allowance for doubtful accounts of
approximately $271,000 and $245,000, respectively	1,668,500	2,400,427
Prepaid expenses and other current assets	469,141	388,343
Total current assets	2,164,608	2,791,817
Property and equipment, net	839,096	831,402
Other assets:
Security deposits	437,141	437,141
Restricted cash	299,536	299,536
Intangible assets, net	136,526	165,578
Other assets	24,338	31,494
Total other assets	897,541	933,749
TOTAL ASSETS	$3,901,245	$4,556,968
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Promissory notes payable - non-related parties	$183,966	$103,073
Promissory notes payable - related parties	4,872,364	4,922,364
Accounts payable and accrued expenses	8,771,743	9,637,947
Current liabilities from discontinued operations	96,345	97,835
Total current liabilities	13,924,418	14,761,219
Long-term liabilities:
Other long-term liabilities	353,987	380,243
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 5,045
and 7,295 shares issued and outstanding	50	50
Common stock, $0.01 par value, 300,000,000 shares authorized,
163,881,906 and 153,711,350 shares issued and outstanding	1,638,818	1,537,113
Capital in excess of par value	138,217,046	137,325,467
Accumulated deficit	(150,233,074)	(149,447,124)
Total stockholders' deficit	(10,377,160)	(10,584,494)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,901,245	$4,556,968

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$11,534,705	$10,204,280
Cost of revenues, exclusive of depreciation and amortization, shown separately below	10,044,760	9,145,630
Gross profit	1,489,945	1,058,650
Depreciation and amortization	98,223	168,538
Selling general and administrative expenses (including
$6,996 and $23,681 of stock-based compensation for
the three months ended March 31, 2012 and 2011, respectively	2,044,819	2,160,753
Advertising and marketing	6,323	4,563
Total operating expenses	2,149,365	2,333,854
Operating loss	(659,420)	(1,275,204)
Other (expenses) income:
Interest expense, net of interest income	(57,082)	(48,287)
Other	(69,449)	88,695
Total other (expenses) income	(126,531)	40,408
Loss from continuing operations	(785,951)	(1,234,796)
Discontinued operations:
Income from discontinued operations	-	8,212
Net loss	$(785,951)	$(1,226,584)
Loss applicable to common stockholders:
Loss from continuing operations	$(785,951)	$(1,234,796)
Preferred stock dividends in arrears	(100,349)	(143,901)
Net loss from continuing operations applicable
to common stockholders:	(886,300)	(1,378,697)
Income from discontinued operations	-	8,212
Net loss applicable to common stockholders:	$(886,300)	$(1,370,485)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	0.00
Loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	159,988,401	132,604,753

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(785,951)	$(1,226,584)
(Income) from discontinued operations	-	(8,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,223	168,538
Loss on sale of accounts receivable	75,152	-
Bad debt expense	44,301	32,066
Stock-based compensation	6,996	23,681
Settlement of vendor liabilities	-	(75,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	532,297	430,893
Prepaid expenses and other current assets	(622)	(18,745)
Other assets	7,156	(11,833)
Accounts payable and accrued expenses	(666,056)	(341,449)
Other long-term liabilities	(26,255)	(285)
Net cash used in operating activities	(714,759)	(1,026,930)
Cash flows from investing activities:
Purchase of property and equipment	(53,048)	(61,102)
Net cash used in investing activities	(53,048)	(61,102)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	901,290	139,154
Proceeds from notes payable - related parties	-	962,000
Payments on capital lease/equipment financing obligations	-	(1,351)
Repayments of notes payable - non-related parties	(108,073)	(10,498)
Net cash provided by financing activities	793,217	1,089,305
Net increase in cash and cash equivalents from continuing operations	25,410	1,273
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(1,490)	(10,665)
Net change in cash and cash equivalents:	23,920	(9,392)
Cash and cash equivalents, beginning of period	3,047	20,370
Cash and cash equivalents, end of period	$26,967	$10,978
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,583	$2,874
Supplemental schedule of non-cash financing activities:
Conversion of notes payable - related parties to common stock	$50,000	$-
Conversion of accounts payable - related parties to common stock	$35,000	$-

See accompanying notes to the Condensed Consolidated Interim Financial Statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies

The accompanying notes to the condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

During the three months ended March 31, 2012 and 2011, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Income taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2009 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. During the three month periods ended March 31, 2012, the Company recognized no adjustments for uncertain tax positions.

Loss per share

The Company complies with the accounting and disclosure requirements regarding earnings per share. Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.  The following securities were excluded in the calculation of diluted loss per share as of March 31, 2012 and 2011 because their inclusion would be antidilutive:

	2012	2011

Warrants	50,607,572	42,495,305
Stock options	6,571,886	5,564,606
Convertible preferred stock	7,113,840	6,723,961
	64,293,298	54,783,872

The net loss per common share calculation includes a provision for preferred stock dividends in the approximate amount of $100,000 and $144,000 for the three months ended March 31, 2012 and 2011, respectively.  As of September March 31, 2012, the Board of Directors had not declared any dividends on the Company’s preferred stock, and the Company had accumulated approximately $2,824,000 of preferred stock dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Sale of accounts receivable

The Company is party to an agreement, entered into in September of 2011, whereby it can sell certain of its accounts receivable at a discount in order to enhance the Company’s liquidity and cash flow.  The Company recognizes a loss on the sale of accounts receivable for the amount of the discount at the time the receivables are sold and derecognizes the applicable receivables from its consolidated balance sheet, as the Company has determined that the transfer of accounts receivable to the counterparty under this agreement meets the criteria for a sale of financial assets.  For the three months ended March 31, 2012 the Company recognized a loss on the sale of accounts receivable of approximately $75,000, and approximately $1.2 million and $1.0 million of the Company’s outstanding accounts receivable had been sold as of March 31, 2012 and December 31, respectively.

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

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three months ended March 31, 2012 and 2011 includes compensation expense for stock-based payment awards granted prior to March 31, 2012 but not yet vested, based on the estimated grant date fair value.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact of stock-based compensation expense on the Company’s results of continuing operations was approximately $7,000 and $24,000 for the three months ended March 31, 2012 and 2011, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the three months ended March 31, 2012:

	(unaudited)	Weighted Average Exercise Price
Activity	Number of Options

Outstanding at December 31, 2011	6,634,261	$0.75
Granted	18,500	$0.08
Cancelled or expired	(80,875)	$0.12
Outstanding at March 31, 2012	6,571,886	$0.75
Exercisable at March 31, 2012	4,161,347	$1.13

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Three Months Ended March 31,
	2012	2011

Dividend yield	0.00%	0.00%
Stock volatility	98.67%	179.70%
Average Risk-free interest rate	0.35%	2.46%
Average option term (years)	4	4

As of March 31, 2012, there was approximately $121,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.10 years.

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

Restricted cash

At March 31, 2012 and December 31, 2011 the Company had approximately $300,000 of cash restricted from withdrawal and held by a bank as a certificate of deposit securing a letter of credit.  This restricted cash is required as a security deposit under one of the Company’s non-cancelable operating leases for office facilities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

2.     Going Concern

At March 31, 2012, the Company had a working capital deficit of $11.8 million and an accumulated deficit of $150.2 million.  The Company has continued to sustain losses from operations and has not generated positive cash flow from operations since inception.  Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the three months ended March 31, 2012, the Company raised approximately $0.9 million, net of expenses, from the sale of the Company’s equity securities.  The Company cannot provide any assurances if and when it will be able to attain profitability.  These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)

Prepaid insurance	$63,562	$47,562
Due from purchaser of accounts receivable	341,613	261,437
Other prepaid expenses	63,966	79,344
Total	$469,141	$388,343

4.     Discontinued Operations

In order to streamline operations, reduce expenses and focus on the development of the Company’s corporate services and carrier services segments, the Company eliminated the consumer services segment and restructured its overall operations in 2009, and the Company classifies the operating results of its consumer services segment as a discontinued operation in the accompanying condensed consolidated interim financial statements.  The Company had no remaining assets related to the discontinued consumer segment at March 31, 2012 and December 31, 2011, and had liabilities from discontinued operations of approximately $96,000 and $98,000 at March 31, 2012 and December 31, 2011, respectively, which consist primarily of accounts payable and accrued expenses.   The Company had no revenues or expenses from discontinued operations in the three months ended March 31, 2012 and had income from discontinued operations of approximately $8,000 in the three months ended March 31, 2011, consisting primarily of bad debt recoveries.

5.     Intangible Assets

Identifiable intangible assets as of March 31, 2012 and December 31, 2011 are comprised of:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	March 31, 2012 (unaudited)			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks	$315,745	$(237,846)	$77,899	$315,745	$(211,879)	$103,866
Intellectual Property	86,397	(27,770)	$58,627	86,397	(24,685)	$61,712
Total	$402,142	$(265,616)	$136,526	$402,142	$(236,564)	$165,578

Amortization expense for the three months ended March 31, 2012 and 2011 was $29,052 and $20,333, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

Remaining nine months ending December 31,	2012	87,155
Year ending December 31:	2013	12,343
	2014	12,343
	2015	12,343
	2016	12,342

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	( unaudited )

Trade accounts payable	$7,520,301	$8,061,024
Accrued expenses	370,758	468,214
Accrued payroll and vacation	101,715	110,829
Cost accrual	16,035	2,815
Interest payable	420,675	376,506
Deferred revenue	52,747	10,044
Other	289,512	608,515
	$8,771,743	$9,637,947

7.     Notes Payable

At March 31, 2012 and December 31, 2011, components of the Company’s notes payable are comprised of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Promissory notes payable - related parties	$4,872,364	$4,922,364
Promissory notes payable - non-related parties	183,966	103,073
Total promissory notes payable	5,056,330	5,025,437
Less:
Current portion of notes payable - related parties	(4,872,364)	(4,922,364)
Current portion of notes payable - non-related parties	(183,966)	(103,073)
Non-current portion of promissory notes payable	$-	$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Promissory notes payable – related parties

Promissory notes payable – related parties at March 31, 2012 and December 31, 2011 consist of notes payable to Marvin Rosen, the Company’s Chairman of the Board of Directors, and to an affiliate of Mr. Rosen.  These notes bear interest at rates ranging from 3% to 10% per annum.  All of the promissory notes grant the lender a subordinated security interest, pari passu with other lenders, in the Company’s accounts receivable and are payable in full upon ten days notice from the lender.  To date, the Company has not received a demand for payment.

During the three months ended March 31, 2012, Mr. Rosen converted $50,000 of previously issued promissory notes into 370,371 shares of the Company’s common stock and five-year warrants to purchase 111,112 shares of common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.  As of March 31, 2012, the Company had an aggregate principal amount of outstanding demand notes payable to Mr. Rosen and his affiliates in the amount of $4,872,364.

Promissory notes payable – non-related parties

On September 19, 2011, the Company received an advance of approximately $208,000 from the purchaser of its accounts receivable in connection with the agreement for the sale of certain of the Company’s accounts receivable.  At December 31, 2011, the outstanding balance on this advance was $103,073, which was paid in full during the three months ended March 31, 2012.  The Company’s accounts receivable continue to be secured by a first priority lien in favor of the purchaser.

On October 27, 2011, the landlord over premises leased by the Company exercised its right under the lease to draw down the full amount of a letter of credit in the amount of $428,391 that the Company had posted as security under the terms of the lease.  The letter of credit was issued for the benefit of the Company by a third party lending institution and the Company had partially collateralized the letter of credit in the approximate amount of $240,000 by depositing this amount in a money market account with the lending institution.  As a result of the drawdown of the letter of credit, the Company is required to pay the issuer of the letter of credit the difference between the full amount of the letter of credit and the amount of the collateral, which difference is approximately $188,000 and is reflected in Accounts payable and accrued expenses as of December 31, 2011.

On April 6, 2012, the Company and the lending institution entered into a forbearance and settlement agreement which, among other things, set forth payment terms for the outstanding amount due to the lender.  Under the terms of the forbearance and settlement agreement, which provides for interest on the outstanding amount at the rate of 5.25% per annum, the lender agreed to forbear from exercising its rights and remedies under the letter of credit agreement until July 27, 2013, and the Company is required to make principal payments in the amount of $5,000 per month plus accrued interest from March 27, 2012 through August 27, 2012, $50,000 plus accrued interest on each of September 27, 2012, December 27, 2012 and March 27, 2013 and approximately $8,000 June 27, 2013.  In the event the Company fails to comply with the forbearance and settlement agreement, as and when required thereunder, the lender may enforce the rights and remedies provided to it under the provisions of the original letter of credit agreement, and may enforce a confession of judgment for the entire amount due under the forbearance and settlement agreement, plus a $2,500 forbearance fee and payment of the lender’s partial attorney fees, which are payable on July 27, 2013.  The forbearance and settlement agreement also contains covenants limiting the Company’s ability to, among other things and with certain exceptions, incur additional debt, grant additional security interests and/or grant confessions of judgment to third parties.  As of March 31, 2012, the outstanding balance due under the forbearance agreement was $183,966 and is reflected in Promissory notes payable – non-related parties in the Company’s consolidated balance sheet.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

8.     Equity Transactions

From time to time during the first three months of 2012, the Company entered into subscription agreements with 20 accredited investors, under which the Company issued an aggregate of 8,767,828 shares of common stock and five-year warrants to purchase 2,741,468 shares of the Company’s common stock for aggregate consideration of $0.9 million.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to closing.

During 2011, the Company reclassified $80,000 from escrow payable to paid in capital for equity consideration received prior to 2011 but for which shares had not been issued.  These shares were issued during the first three months of 2012 upon the approval of the Company’s Board of Directors, whereby the Company issued a total of 587,912 shares of common stock and warrants to purchase 117,583 shares of common stock.

During the first three months of 2012, two of the Company’s executive officers converted an aggregate of $35,000 owed to them by the Company into 444,445 shares of common stock and five-year warrants to purchase 133,335 shares of common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.

As of March 31, 2012, the Company is authorized to issue 300,000,000 shares of common stock, and there were 163,881,906 shares of common stock issued and outstanding.

9.     Recently Adopted and Issued Accounting Pronouncements

During the three months ended March 31, 2012 and 2011, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

10.   Commitments and Contingencies

Legal Matters

On February 16, 2012, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 56186/12), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises.   By Stipulation dated April 19, 2012, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of $222,510 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation.  To date, the Company has complied with all of its payment obligations under the Stipulation and the accompanying consolidated financial statements fully reflect the amounts owed to the landlord by the Company as of the date of the financial statements.

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

Other Matters

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

The aggregate purchase price for the NBS acquisition transaction is $20 million, consisting of $17.75 million in cash, $1.0 million to be evidenced by a 24-month promissory note payable to the sellers and $1.25 million in shares of restricted common stock of the Company.  Consummation of the transaction contemplated by the purchase agreements is subject to the satisfaction of certain conditions precedent, including, but not limited to, satisfactory completion of the Company’s due diligence on the acquired business, completion of an audit of the financial books and records of the acquired business, receipt of certain regulatory approvals, the Company’s receipt of sufficient funding to pay the cash portion of the purchase price and provide for reasonable post-acquisition working capital requirements, negotiation and execution of mutually acceptable executive employment and non-compete agreements with the principal operating officer of NBS, and other customary conditions of closing.  While the agreements contemplate that closing of the acquisition of NBS would take place during the second quarter of 2012, the conditions precedent to closing are such that there can be no assurance that the acquisition will be completed in that time or at all.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited operating segment information for the three months ended March 31, 2012 and 2011 is summarized as follows:

Three Months Ended March 31, 2012

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated

Revenues	$10,959,715	$574,990	$-	$11,534,705
Cost of revenues (exclusive of
depreciation and amortization)	9,686,470	358,290	-	10,044,760
Depreciation and amortization	87,784	10,439	-	98,223
Selling, general and administrative expenses	1,202,270	842,549	-	2,044,819
Advertising and marketing	-	6,323	-	6,323
Other expenses	103,593	22,938	-	126,531
Loss from continuing operations	$(120,402)	$(665,549)	$-	$(785,951)

Captial expenditures	$51,100	$1,170	$778	$53,048
Total assets	$2,022,239	$1,434,372	$444,634	$3,901,245

Three Months Ended March 31, 2011

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated

Revenues	$9,684,193	$520,087	$-	$10,204,280
Cost of revenues (exclusive of
depreciation and amortization)	8,818,075	327,555		9,145,630
Depreciation and amortization	168,524	14		168,538
Selling, general and administrative expenses	1,195,606	965,147		2,160,753
Advertising and marketing	58	4,505		4,563
Other (income) expenses	(13,880)	(26,528)		(40,408)
Loss from continuing operations	$(484,190)	$(750,606)	$-	$(1,234,796)

Capital expenditures	$60,270	$832	$-	$61,102
Total assets	$2,604,228	$1,735,323	$88,104	$4,427,655

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

12.   Other Income and Expenses

Other income (expenses) for the three months ended March 31, 2012 and 2011 consists of the following:

	2012	2011

Settlement or extinguishment of vendor liabilities	$-	$75,000
Loss on sale of accounts receivable	(75,152)	-
Other	5,703	13,695
Total operating expenses	(69,449)	88,695

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

13.   Related Party Transactions

In addition to the equity transactions discussed in notes 7 and 8, the Company’s Desk Space Use and Occupancy Agreement that was entered into on March 29, 2011 with an entity affiliated with Mr. Rosen continues to be in effect on a month to month basis.  Under the terms of the agreement, this affiliate utilizes a portion of the Company’s leased office space in New York City for a fee of $9,000 per month.  As of March 31, 2012, the Company had received $36,000 of advance payments in connection with this agreement, which is reflected in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  The Company believes that the fee it is receiving under this agreement is comparable to what it would receive had the agreement been entered into with an unrelated third party.

14.   Subsequent Events

From April 1, 2012 through May 1, 2012, the Company entered into additional subscription agreements with 11 accredited investors, whereby the Company issued an aggregate of 1,809,531 shares of common stock and five-year warrants to purchase 542,864 shares of the Company’s common stock for aggregate consideration of $240,000.  The warrants are exercisable at prices ranging from 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

On April 16, 2012, Mr. Rosen converted $75,000 of previously issued promissory notes into 555,556 shares of common stock and five-year warrants to purchase 166,667 shares of common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our fiscal 2011 Annual Report on Form 10-K.

OVERVIEW

Our Business

We are an international telecommunications carrier delivering value-added communications solutions to businesses and carriers in the United States and throughout the world.  We offer services that include voice and data communications using Voice over Internet Protocol (“VoIP”), private network services, broadband Internet access, cloud services and other advanced services.  The Company's Corporate Services business segment focuses on small, medium, and large corporations headquartered in the United States, but with the ability to serve their global communications needs and to provide service virtually anywhere in the world. The Company's Carrier Services business segment focuses on carriers across the globe, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean.  Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a strong focus in recent years on VoIP termination to emerging markets.  We have focused on growing our existing customer base, which was primarily U.S.-based, through the addition of new international customers.  We have also focused on expanding the Company’s vendor base through the addition of direct VoIP terminating arrangements to new countries and emerging markets.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our Performance

Revenues for the three months ended March 31, 2012 were $11.5 million, an increase of $1.3 million, or 13.0%, compared to the three months ended March 31, 2011.  Our operating loss for the first quarter of 2012 was $0.7 million, compared to $1.3 million in the first quarter of 2011.  The improvement was mainly due to the increase in revenues and corresponding increase in gross profit.  Net loss attributable to common stockholders was $0.9 million for the three months ended March 31, 2012, compared to $1.4 million in the same period of a year ago.

Our Outlook

Our ability to grow our business, fully implement our business plan and achieve profitability is dependent upon our ability to raise significant amounts of additional capital.  In addition to the cash portion of the purchase price of the pending NBS transaction, we require additional capital to support our Carrier Services business, specifically for capital expenditures required to expand our voice termination capacity, to implement a new automated system for the administration of routing and rates and for the working capital necessary to optimize the terms under which we buy from our vendors and sell to our customers.  We believe that if we are able to obtain the necessary capital to fund our Carrier Services business and complete the acquisition of NBS, we will be able to compete effectively in both of our business segments.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2012		2011

Revenues	$11,534,705	100.0%	$10,204,280	100.0%
Cost of revenues, exclusive of depreciation and amortization	10,044,760	87.1%	9,145,630	89.6%
Gross profit	1,489,945		1,058,650
Operating expenses:
Depreciation and amortization	98,223	0.9%	168,538	1.7%
Selling general and administrative	2,044,819	17.7%	2,160,753	21.2%
Advertising and marketing	6,323	0.1%	4,563	0.0%
Total operating expenses	2,149,365	18.6%	2,333,854	22.9%
Operating loss	(659,420)	-5.7%	(1,275,204)	-12.5%
Interest expense, net	(57,082)	-0.5%	(48,287)	-0.5%
Other (expenses) income	(69,449)	-0.6%	88,695	0.9%
Total other (expenses) income	(126,531)	-1.1%	40,408	0.4%
Loss from continuing operations	$(785,951)	-6.8%	$(1,234,796)	-12.1%

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenues

Consolidated revenues were $11.5 million during the three months ended March 31, 2012, compared to $10.2 million during the three months ended March 31, 2011, an increase of $1.3 million or 13.0%.  Revenues for the carrier services segment were $11.0 million during the three months ended March 31, 2012, compared to $9.7 million during the three months ended March 31, 2011, an increase of $1.3 million or 13.2%.  During the first quarter of 2012 we experienced a 100% increase in minutes transmitted over our network, the effect of which was largely offset by a 43% decrease in the blended rate per minute of the traffic terminated.  Revenues for the corporate services segment increased by $55,000, or 10.6%, to approximately $0.6 million during the three months ended March 31, 2012.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $10.0 million during the three months ended March 31, 2012, compared to $9.1 million during the three months ended March 31, 2011, an increase of $0.9 million, or 9.8%.  Consolidated gross margin for the first quarter of 2012 was 12.9%, compared to 10.4% for the first quarter of 2011.  The increase is mainly due to the higher margin realized in the carrier services segment in 2012.

Gross margin for the carrier services segment was 11.6% in the first quarter of 2012, compared to 8.9% in the first quarter of 2011, as the 13% increase in revenue was accompanied by a 10% increase in cost of revenues, with the blended cost per minute of traffic terminated decreasing by 45.7% as compared to the first quarter of 2011.  Due to the variability and inherent uncertainties in the wholesale carrier market, we cannot predict whether this margin improvement and changes in rates will continue through the remainder of 2012.  Gross margin for the corporate services segment during the first quarter of 2012 was 37.7%, compared with 37.0% during the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization decreased to $0.1 million during the three months ended March 31, 2012, from $0.2 million during the three months ended March 31, 2011, as more assets became fully depreciated during the period than were placed into service.

SG&A

SG&A decreased by $0.1 million during the first quarter of 2012 compared to the first quarter of 2011.  The decrease was primarily due to a reduction in our accruals for certain state and local taxes.  Excluding this adjustment, our SG&A would have been essentially unchanged for the quarter, as reductions in employee compensation and facilities costs were largely offset by higher agent commissions resulting from the increase in corporate services revenue and increased professional fees associated with the pending NBS transaction.

Operating Loss

Our operating loss of $0.7 million for the three months ended March 31, 2012 represents a decrease of $0.6 million, or 48.3%, from the three months ended March 31, 2011.  The decrease in operating loss was primarily attributable to the higher gross profit generated during 2012 resulting from the revenue and gross margin improvements and, to a lesser extent, decreases in SG&A and depreciation expense.

Interest Expense

Interest expense, net of interest income, was $57,000 for the three months ended March 31, 2012, an increase of 18.2% over the same period of a year ago, mainly due to higher related party indebtedness during 2012.

Other (Expense) Income

Total other expenses, net of other income, was $69,000 for the first three months of 2012, compared to other income of $89,000 in the first three months of 2011.  The change was mainly due to $75,000 of income realized through the extinguishment of a vendor liability in 2011 with no comparable amount in 2012, and a loss on sale of accounts receivable of approximately $75,000 in the first quarter of 2012 with no comparable amount in 2011, as our accounts receivable financing arrangement commenced in September of 2011.  Over the past three to six months we have significantly increased our use of this arrangement to address our short term liquidity challenges, and we expect to continue to do so in the near future until such time as we can arrange one or more financings that will yield significant cash proceeds to us.

Net Loss

Net loss decreased during the first quarter of 2012 to $0.8 million, from $1.2 million in the first quarter of 2011, due to the reduced operating loss discussed above, partially offset by the increase in other expenses, net of other income.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we have yet to generate positive cash flow from operations.  As of March 31, 2012, we had a stockholders’ deficit of $10.4 million, as compared to $10.6 million at December 31, 2011, and a working capital deficit of $11.8 million, as compared to $12.0 million at December 31, 2011.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months, to fund the cash portion of the purchase price of the proposed NBS acquisition or to provide post-acquisition working capital.

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

Prestige also provided the Company with a one-time advance of $208,000 at the time we entered into this agreement.  The outstanding balance on this advance was approximately $103,000 at December 31, 2011, and this balance was paid in full as of March 31, 2012.  The Prestige agreement was originally set to expire in June of 2012 however we and Prestige have agreed to extend this arrangement on a month to month basis.  For as long as the agreement is in effect, Prestige will continue to have a first priority lien on our accounts receivable.

We have historically relied upon loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board of Directors, and the sale of our equity securities to fund our operations.  More recently, we have been relying on the sale of our accounts receivable, including unbilled receivables, under the Prestige agreement, as well as the sale of our equity securities, and less so on borrowings from related and unrelated parties to fund our operations.  From January 1, 2012 through the date of this report, we raised approximately $1.1 million from the sale of our securities through private placement financings, and as of March 31, 2012, approximately $1.2 million of our outstanding accounts receivable had been sold to Prestige.   We expect to continue to rely on additional sales of our accounts receivable and equity securities to support our operations and meet the Company’s financial obligations until such time as we can consummate one or more financings to provide us with significant cash proceeds.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the related- party lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

On January 30, 2012 we entered into agreements to acquire NBS.  The cash portion of the purchase price is $17.75 million.  In conjunction with our efforts to obtain debt financing for a substantial portion of this amount, we are seeking to consummate a significant sale of our equity securities which will (i) finance the remaining amount of the cash portion of the purchase price; (ii) provide for necessary post-acquisition working capital requirements for the acquired business; and (iii) provide the necessary funds for capital expenditures and working capital requirements of our existing business, including the implementation of our long term business plan.  Although we have executed a letter of intent with two private funds for a senior debt investment of $15 million which would finance a substantial portion of the cash purchase price, this letter of intent is subject to a number of preconditions.  As a result, no assurances can be given that funds will be available on terms that are acceptable to us, or at all.

On October 27, 2011, the landlord over premises leased by the Company exercised its right under the lease to draw down the full amount of a letter of credit in the amount of $428,391 that we had posted as security under the terms of the lease.  The letter of credit was issued for our benefit by a third party lending institution and we had partially collateralized the letter of credit in the approximate amount of $240,000 by depositing this amount in a money market account with the lending institution.  As a result of the drawdown of the letter of credit, we were required to pay the issuer of the letter of credit the difference between the full amount of the letter of credit and the amount of the collateral, which difference is approximately $188,000.  While our failure to make this payment constitutes an event of default under the terms of the letter of credit, we did not receive a default notice from the lending institution and the Company and TD Bank, N.A., the successor entity to the issuer of the original letter of credit (“TD Bank”), entered into a forbearance agreement on April 6, 2012 setting forth payment terms for the outstanding amount.  Under the terms of the forbearance agreement, which provides for interest on the outstanding amount at the rate of 5.25% per annum, we will be required to make principal payments to TD Bank in the amount of $5,000 per month from March 27, 2012 through August 27, 2012, $50,000 on each of September 27, 2012, December 27, 2012 and March 27, 2013 and approximately $8,000 June 27, 2013.  To date, the Company has complied with all of its payment obligations under the forbearance agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On February 16, 2012, a landlord over these same premises commenced a proceeding in the New York City Civil Court in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company.  By Stipulation dated April 19, 2012, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $223,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation.  The stipulation required a payment of $45,000 on April 15, 2012, and requires payments in the amount of $45,000 on each of May 15, June 15 and July 15, 2012, and a payment of $43,000 on August 15, 2012.  To date, the Company has complied with all of its payment obligations under the Stipulation.

In the event that we are unable to secure the necessary funding to meet our working capital requirements and payment obligations, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets or possibly curtail or even cease operations.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
	2012	2011
Cash from continuing operations:
Cash used in operating activities	$(714,759)	$(1,026,930)
Cash used in investing activities	(53,048)	(61,102)
Cash provided by financing activities	793,217	1,089,305
Increase (decrease) in cash and cash equivalents from continuing operations	25,410	1,273
Cash from discontinued operations	(1,490)	(10,665)
Net increase (decrease) in cash and cash equivalents	23,920	(9,392)
Cash and cash equivalents, beginning of period	3,047	20,370
Cash and cash equivalents, end of period	$26,967	$10,978

Cash used in operating activities was $0.7 million during the first quarter of 2012, compared to $1.0 million in the first quarter of 2011.  The decrease is mainly due to improved operating results, partially offset by larger decreases in accounts payable and accrued expenses.

Cash used in investing activities was $53,000 in the first quarter of 2012 compared to $61,000 in the first quarter of 2011, and consisted entirely of capital expenditures.  We expect our cash capital expenditures to be approximately $300,000 for the remainder of 2012, primarily for additional infrastructure development for the carrier services business segment.

Cash provided by financing activities was $0.8 million in the first quarter of 2012, compared to $1.1 million in the first quarter of 2011.  During 2012, we raised $0.9 million from the sale of our common stock, compared to $0.1 million in 2011.  In 2011 we raised $1.0 million in new borrowings, with no comparable amount in 2012.

Sources of Liquidity

As of March 31, 2012, we had cash and cash equivalents of approximately $27,000 and accounts receivable of approximately $1.7 million.  Our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

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

Debt Service Requirements

During the first three months of 2012, we repaid $0.1 million related to the advance made to us by Prestige in 2011.  For the remainder of 2012, we expect to make payments aggregating to $0.1 million to satisfy the obligations under the TD Bank forbearance and settlement agreement.  At March 31, 2012, we had approximately $5.1 million of current-term debt, all of which is collateralized by a subordinated security interest in our accounts receivable.

Capital Instruments

During the first three months of 2012, we entered into subscription agreements with 20 accredited investors, under which the Company issued an aggregate of 8,767,828 shares of common stock and five-year warrants to purchase 2,741,468 shares of the Company’s common stock for aggregate consideration of $0.9 million.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to closing.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations.  In many cases, the accounting treatment of a particular transaction is dictated by specific accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2011, included in our Annual Report on Form 10-K.  The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.   We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the asset is impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the asset. We did not record any impairment of long-lived assets in the first three months of 2012 and 2011.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

During the three months ended March 31, 2012 and 2011, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts

●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets

●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position

●
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of March 31, 2012, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 16, 2012, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 56186/12), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises.   By Stipulation dated April 19, 2012, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of $222,510 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation.  To date, the Company has complied with all of its payment obligations under the Stipulation and the accompanying consolidated financial statements fully reflect the amounts owed to the landlord by the Company as of the date of the financial statements.

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

At March 31, 2012, we had nominal cash on hand, a working capital deficit of approximately $11.8 million and a stockholders’ deficit of approximately $10.4 million.  Although we have reduced our losses, we continue to sustain losses from operations and for the three months ended March 31, 2012 and 2011, we incurred net losses applicable to common stockholders of approximately $0.9 million and $1.4 million, respectively.  In addition, we did not generate positive cash flow from operations for the years ended December 31, 2011 and 2010 or the three months ended March 31, 2012 and 2011.  We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital.  In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in dilution of our common stock.

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

As of March 31, 2012, approximately $4.9 million of indebtedness was evidenced by such demand notes, all of which are held by Mr. Rosen.  In connection with these notes, Mr. Rosen has been granted a subordinated security interest in our accounts receivable.  If Mr. Rosen were to suddenly demand payment of all outstanding demand notes, or a substantial portion thereof, we likely would not have sufficient funds to repay those notes.  In such event, he could assert rights against us in legal proceedings, and could seek to collect on the notes by enforcing his security interest in our accounts receivable.  This could adversely affect the availability of the funds required to continue operation of our business.

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

In the U.S., our products and services are subject to varying degrees of federal, state and local regulation, including regulation by the Federal Communications Commission (the “FCC”) and various state public utility commissions.  We may also be subject to similar regulation by foreign governments and their telecommunications and/or regulatory agencies.  While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing.  However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

We cannot assure you that the applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority.  Similarly, if our pricing and/or terms and conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs.  We have been delinquent in certain filing and reporting obligations in the past, including, but not limited to, filings with the FCC and Universal Service Fund reports and payments.  We are currently working with various federal and state regulatory agencies to complete any outstanding filings and resolve outstanding payment issues.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

As of the date of this report, there were 166,246,993 shares of our common stock outstanding.  The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.  As of March 31, 2012, unexercised options to purchase 6,571,886 shares of our common stock, unexercised warrants to purchase 50,607,572 shares of our common stock and outstanding preferred stock, including accumulated dividends, convertible into 7,113,840 shares of common stock were outstanding.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Acquisitions, such as our proposed acquisition of NBS, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will create accretive earnings and improved results of operations.  However, realization of these envisioned results are subject to numerous risks and uncertainties including but not limited to:

•	Diversion of management time and attention from daily operations;

•	Difficulties integrating the acquired business, technologies and personnel into our business;

•	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and

•	Assumption of the liabilities and exposure to unforeseen liabilities of the acquired business

Even if our proposed acquisition of NBS is consummated, there is no assurance that the acquisition will be accretive to our earnings or otherwise improve our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first three months of 2012, the Company entered into subscription agreements with 20 accredited investors, under which the Company issued an aggregate of 8,767,828 shares of common stock and five-year warrants to purchase 2,741,468 shares of the Company’s common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds of $0.9 million were used for general working capital purposes.  The securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.  These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.44	Forbearance and Settlement Agreement dated March 26, 2012 between registrant and TD Bank, N.A.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_________
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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

May 14, 2012	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer

May 14, 2012		/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.44	Forbearance and Settlement Agreement dated March 26, 2012 between registrant and TD Bank, N.A.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
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