Form 10-Q
period 2012-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2012-08-14
CIK 1071411

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.  Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 13, 2012.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	166,432,351

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$798,167	$3,047
Accounts receivable, net of allowance for doubtful accounts of approximately $276,000 and $245,000, respectively	1,499,313	2,400,427
Prepaid expenses and other current assets	529,970	388,343
Total current assets	2,827,450	2,791,817
Property and equipment, net	781,927	831,402
Other assets:
Security deposits	437,141	437,141
Restricted cash	302,681	299,536
Intangible assets, net	107,474	165,578
Other assets	32,901	31,494
Total other assets	880,197	933,749
TOTAL ASSETS	$4,489,574	$4,556,968

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Promissory notes payable - non-related parties	$468,966	$292,039
Promissory notes payable - related parties	4,898,364	4,922,364
Escrow payable	775,000	-
Accounts payable and accrued expenses	9,164,031	9,448,981
Current liabilities from discontinued operations	96,345	97,835
Total current liabilities	15,402,706	14,761,219
Long-term liabilities:
Other long-term liabilities	327,732	380,243
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 5,045 shares issued and outstanding	50	50
Common stock, $0.01 par value, 300,000,000 shares authorized, 166,432,351 and 153,711,350 shares issued and outstanding	1,664,322	1,537,113
Capital in excess of par value	138,562,459	137,325,467
Accumulated deficit	(151,467,695)	(149,447,124)
Total stockholders' deficit	(11,240,864)	(10,584,494)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,489,574	$4,556,968

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$10,219,436	$10,643,036	$21,754,140	$20,847,316
Cost of revenues, exclusive of depreciation and amortization, shown separately below	8,963,789	9,655,765	19,008,549	18,801,395
Gross profit	1,255,647	987,271	2,745,591	2,045,921
Depreciation and amortization	93,954	148,530	192,177	317,068
Selling general and administrative expenses (including
$54,486 and $9,705 of stock-based compensation for the three months ended June 30, 2012 and 2011, respectively
and $61,482 and $33,387 of stock-based compensation for the six months ended June 30, 2012 and 2011, respectively	2,256,676	2,005,991	4,301,493	4,166,744
Advertising and marketing	1,709	819	8,033	5,382
Total operating expenses	2,352,339	2,155,340	4,501,703	4,489,194
Operating loss	(1,096,692)	(1,168,069)	(1,756,112)	(2,443,273)
Other (expenses) income:
Interest expense, net of interest income	(46,534)	(55,725)	(103,616)	(104,012)
Other	(91,394)	21,134	(160,843)	109,829
Total other (expenses) income	(137,928)	(34,591)	(264,459)	5,817
Loss from continuing operations	(1,234,620)	(1,202,660)	(2,020,571)	(2,437,456)
Discontinued operations:
Income from discontinued operations	-	152	-	8,364
Net loss	$(1,234,620)	$(1,202,508)	$(2,020,571)	$(2,429,092)
Loss applicable to common stockholders:
Loss from continuing operations	$(1,234,620)	$(1,202,660)	$(2,020,571)	$(2,437,456)
Preferred stock dividends in arrears	(100,349)	(122,816)	(200,698)	(266,717)
Net loss from continuing operations applicable to common stockholders:	(1,334,969)	(1,325,476)	(2,221,269)	(2,704,173)
Income from discontinued operations	-	152	-	8,364
Net loss applicable to common stockholders:	$(1,334,969)	$(1,325,324)	$(2,221,269)	$(2,695,809)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Loss from discontinued operations	-	0.00	-	0.00
Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	165,875,657	139,666,939	162,932,029	136,151,459

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,020,571)	$(2,429,092)
Income from discontinued operations	-	(8,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,177	317,068
Loss on sale of accounts receivable	168,814	-
Bad debt expense	63,273	95,783
Stock-based compensation	61,482	33,387
Settlement of vendor liabilities	-	(75,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	528,647	(147,983)
Prepaid expenses and other current assets	(1,247)	(22,834)
Other assets	(1,408)	2,671
Payments of security deposits	-	(1,250)
Accounts payable and accrued expenses	(257,245)	144,338
Other long-term liabilities	(52,511)	(8,746)
Net cash used in operating activities	(1,318,589)	(2,100,022)
Cash flows from investing activities:
Purchase of property and equipment	(77,303)	(35,746)
Increase in restricted cash	(3,145)	-
Net cash used in investing activities	(80,448)	(35,746)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	1,142,720	484,080
Proceeds from notes payable - related parties	161,000	1,975,740
Proceeds from notes payable - non-related parties	300,000	-
Payments on capital lease/equipment financing obligations	-	(2,587)
Proceeds from the sale of equity securities not yet issued	775,000	-
Repayments of notes payable - related parties	(60,000)	(95,000)
Repayments of notes payable - non-related parties	(123,073)	(182,893)
Net cash provided by financing activities	2,195,647	2,179,340
Net increase in cash and cash equivalents from continuing operations	796,610	43,572
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(1,490)	(38,390)
Net change in cash and cash equivalents:	795,120	5,182
Cash and cash equivalents, beginning of period	3,047	20,370
Cash and cash equivalents, end of period	$798,167	$25,552
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,011	$19,421
Supplemental schedule of non-cash financing activities:
Conversion of notes payable - related parties to common stock	$125,000	$195,000
Conversion of accounts payable - related parties to common stock	$35,000	$-
Conversion of notes and interest payable - nonrelated parties to common stock	$-	$253,311
Preferred stock converted into common stock	$-	$2,500,000

See accompanying notes to the Condensed Consolidated Interim Financial Statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies

The accompanying notes to the unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated finanical statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

During the six months ended June 30, 2012 and 2011, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Cash and cash equivalents

Cash and cash equivalents includes funds held in escrow in connection with the Company’s private placement efforts for the sale of its equity securities.  A corresponding liability is recorded for the Company’s obligation to issue equity securities, which amounted to $0.8 million as of June 30, 2012.

Income taxes

The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2008 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of June 30, 2012 and December 31, 2011. During the six month periods ended June 30, 2012 and 2011, the Company recognized no adjustments for uncertain tax positions.

Loss per share

The Company complies with the accounting and disclosure requirements regarding earnings per share. Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.  The following securities were excluded in the calculation of diluted loss per share as of June 30, 2012 and 2011 because their inclusion would be antidilutive:

	2012	2011

Warrants	51,372,711	43,668,191
Stock options	6,548,261	5,286,174
Convertible preferred stock	7,206,168	6,834,314
	65,127,140	55,788,679

The net loss per common share calculation includes a provision for preferred stock dividends in the approximate amount of $100,000 and $123,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $201,000 and $267,000 for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Board of Directors had not declared any dividends on the Company’s preferred stock, and the Company had accumulated approximately $2,924,000 of preferred stock dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Sale of accounts receivable

The Company is party to an agreement, entered into in September of 2011, whereby it can sell certain of its accounts receivable at a discount in order to enhance the Company’s liquidity and cash flow.  The Company recognizes a loss on the sale of accounts receivable for the amount of the discount at the time the receivables are sold and derecognizes the applicable receivables from its consolidated balance sheet, as the Company has determined that the transfer of accounts receivable to the counterparty under this agreement meets the criteria for a sale of financial assets.  For the three and six months ended June 30, 2012 the Company recognized a loss on the sale of accounts receivable of approximately $94,000 and $169,000, respectively, and approximately $1.5 million and $1.0 million of the Company’s outstanding accounts receivable had been sold as of June 30, 2012 and December 31, 2011, respectively.

Stock–based compensation

The Company accounts for stock-based compensation by recognizing the fair value of the compensation cost for all stock awards over their respective service periods, which are generally equal to the vesting period.  This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the date of grant using the Black-Scholes option-pricing model.  An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge.

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three months and six months ended June 30, 2012 and 2011 includes compensation expense for stock-based payment awards granted prior to June 30, 2012 but not yet vested, based on the estimated grant date fair value.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact of stock-based compensation expense on the Company’s results of continuing operations was approximately $54,000 and $10,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $61,000 and $33,000 for the six months ended June 30, 2012 and 2011, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the six months ended June 30, 2012:

Activity	(unaudited) Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2011	6,634,261	$0.75
Granted	49,500	$0.10
Cancelled or expired	(135,500)	$0.16
Outstanding at June 30, 2012	6,548,261	$0.75
Exercisable at June 30, 2012	4,533,430	$1.04

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Six Months Ended June 30,
	2012	2011

Dividend yield	0.00%	0.00%
Stock volatility	111.2-148.7%	138.1-179.7%
Average Risk-free interest rate	0.28%	1.93-2.46%
Average option term (years)	4	4

As of June 30, 2012, there was approximately $107,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.06 years.

Fair value of financial instruments

The carrying amounts of the Company’s assets and liabilities approximate the fair value presented in the accompanying Condensed Consolidated Balance Sheets, due to their short-term maturities.

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

Restricted cash

At June 30, 2012 and December 31, 2011 the Company had approximately $303,000 and $300,000, respectively, of cash restricted from withdrawal and held by a bank as a certificate of deposit securing a letter of credit.  This restricted cash is required as a security deposit under one of the Company’s non-cancelable operating leases for office facilities.

2. Going Concern

At June 30 2012, the Company had a working capital deficit of $12.6 million and an accumulated deficit of $151.5 million.  The Company has continued to sustain losses from operations and has not generated positive cash flow from operations since inception.  Management is aware that its current cash resources are not adequate to fund its operations for the remainder of the year. During the six months ended June 30, 2012, the Company raised approximately $1.1 million, net of expenses, from the sale of the Company’s equity securities.  The Company cannot provide any assurances if and when it will be able to attain profitability.  These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)

Prepaid insurance	$80,031	$47,562
Due from purchaser of accounts receivable	401,817	261,437
Other prepaid expenses	48,122	79,344
Total	$529,970	$388,343

4. Discontinued Operations

In order to streamline operations, reduce expenses and focus on the development of the Company’s Corporate Services and Carrier Services segments, the Company eliminated its consumer services business and restructured its overall operations in 2009, and the Company classifies the operating results of its consumer services segment as a discontinued operation in the accompanying condensed consolidated interim financial statements.  The Company had no remaining assets related to the discontinued consumer segment at June 30, 2012 and December 31, 2011, and had liabilities from discontinued operations of approximately $96,000 and $98,000 at June 30, 2012 and December 31, 2011, respectively, which consist primarily of accounts payable and accrued expenses.   The Company had no revenues or expenses from discontinued operations in the three and six months ended June 30, 2012 and had income from discontinued operations of approximately nil, and $8,000, respectively, in the three and six months ended June 30, 2011, consisting primarily of bad debt recoveries.

5. Intangible Assets

Identifiable intangible assets as of June 30, 2012 and December 31, 2011 are comprised of:

	June 30, 2012 (unaudited)			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks	$315,745	$(263,812)	$51,933	$315,745	$(211,879)	$103,866
Intellectual Property	86,397	(30,856)	$55,541	86,397	(24,685)	$61,712
Total	$402,142	$(294,668)	$107,474	$402,142	$(236,564)	$165,578

Amortization expense was $29,052 and $19,815 for the three months ended June 30, 2012 and 2011, respectively, and $58,104 and $40,148 for the six months ended June 30, 2012 and 2011, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

Remaining six months ending December 31,	2012	$58,103
Year ending December 31:	2013	12,343
	2014	12,343
	2015	12,343
	2016	12,342

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)

Trade accounts payable	$7,536,975	$8,061,024
Accrued expenses	471,899	468,214
Accrued payroll and vacation	95,425	110,829
Cost accrual	203,039	2,815
Interest payable	463,842	376,506
Deferred revenue	19,357	10,044
Other	373,494	419,549
	$9,164,031	$9,448,981

7.     Notes Payable

At June 30, 2012 and December 31, 2011, components of the Company’s notes payable are comprised of the following:

	June 30, 2012	December 31, 2011
	(unaudited)

Promissory notes payable - related parties	$4,898,364	$4,922,364
Promissory notes payable - non-related parties	468,966	292,039
Total promissory notes payable	5,367,330	5,214,403
Less:
Current portion of notes payable - related parties	(4,898,364)	(4,922,364)
Current portion of notes payable - non-related parties	(468,966)	(292,039)
Non-current portion of promissory notes payable	$-	$-

Promissory notes payable – related parties

Promissory notes payable – related parties at June 30, 2012 and December 31, 2011 consist of notes payable to Marvin Rosen, the Company’s Chairman of the Board of Directors, and to an affiliate of Mr. Rosen.  These notes bear interest at rates ranging from 3% to 10% per annum.  All of the promissory notes grant the lender a subordinated security interest, pari passu with other lenders, in the Company’s accounts receivable and are payable in full upon ten days’ notice from the lender.  To date, the Company has not received a demand for payment.

During the six months ended June 30, 2012, Mr. Rosen converted $125,000 of previously issued loans evidenced by promissory notes into 925,927 shares of the Company’s common stock and five-year warrants to purchase 277,779 shares of common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.  Also during the six months ended June 30, 2012, the Company received $161,000 of new loans from Mr. Rosen, $60,000 of which was repaid during the period.  The new loans are evidenced by four promissory notes bearing interest at a rate of 3% per annum.  The notes grant the lender a subordinated security interest, pari passu with other lenders, in the Company’s accounts receivable and are payable in full upon ten days’ notice from the lender.  As of June 30, 2012, the Company had an aggregate principal amount of outstanding demand notes payable to Mr. Rosen and his affiliates in the amount of $4,898,364.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Promissory notes payable – non-related parties

On September 19, 2011, the Company received an advance of approximately $208,000 from the purchaser of its accounts receivable in connection with the agreement for the sale of certain of the Company’s accounts receivable.  At December 31, 2011, the outstanding balance on this advance was $103,073, which was paid in full during the six months ended June 30, 2012.  The Company’s accounts receivable continue to be secured by a first priority lien in favor of the purchaser.

On October 27, 2011, the landlord over premises leased by the Company exercised its right under the lease to draw down the full amount of a letter of credit in the approximate amount of $429,000 that the Company had posted as security under the terms of the lease.  The letter of credit was issued for the benefit of the Company by a third party lending institution and the Company had partially collateralized the letter of credit in the approximate amount of $240,000 by depositing this amount in a money market account with the lending institution.  As a result of the drawdown of the letter of credit, the Company is required to pay the issuer of the letter of credit the difference between the full amount of the letter of credit and the amount of the collateral, which difference is approximately $189,000 as of December 31, 2011.

On April 6, 2012, the Company and the lending institution entered into a forbearance and settlement agreement which, among other things, set forth payment terms for the outstanding amount due to the lender.  Under the terms of the forbearance and settlement agreement, which provides for interest on the outstanding amount at the rate of 5.25% per annum, the lender agreed to forbear from exercising its rights and remedies under the letter of credit agreement until July 27, 2013, and the Company is required to make principal payments in the amount of $5,000 per month plus accrued interest from March 27, 2012 through August 27, 2012, $50,000 plus accrued interest on each of September 27, 2012, December 27, 2012 and March 27, 2013 and approximately $9,000 on June 27, 2013.  In the event the Company fails to comply with the forbearance and settlement agreement, as and when required thereunder, the lender may enforce the rights and remedies provided to it under the provisions of the original letter of credit agreement, and may enforce a confession of judgment for the entire amount due under the forbearance and settlement agreement, plus a $2,500 forbearance fee and payment of the lender’s partial attorney fees, which are payable on July 27, 2013.  The forbearance and settlement agreement also contains covenants limiting the Company’s ability to, among other things and with certain exceptions, incur additional debt, grant additional security interests and/or grant confessions of judgment to third parties.  As of June 30, 2012, the outstanding balance due under the forbearance agreement was $168,966 and is reflected in Promissory notes payable – non-related parties in the Company’s consolidated balance sheet.

On June 22, 2012, the Company received a loan of $300,000 from a third party lending institution.  The loan bears interest at a rate of 3.25% per annum and was set to mature on August 6, 2012.  The term of the loan has since been extended such that it is currently set to mature on August 20, 2012. The proceeds from the loan were used for general corporate purposes and to repay $60,000 of indebtedness to Marvin Rosen.  Repayment of the loan is guaranteed by Mr. Rosen.

8.     Equity Transactions

From time to time during the first six months of 2012, the Company entered into subscription agreements with 29 accredited investors, under which the Company issued an aggregate of 10,762,717 shares of common stock and five-year warrants to purchase 3,339,940 shares of the Company’s common stock for aggregate consideration of $1.1 million.  The warrants are exercisable at 112%-125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

During 2011, the Company reclassified $80,000 from escrow payable to paid- in capital for equity consideration received prior to 2011 but for which shares had not been issued.  These shares were issued during the first six months of 2012 following approval of the Company’s Board of Directors, whereupon the Company issued a total of 587,912 shares of common stock and warrants to purchase 117,583 shares of common stock.

During the first six months of 2012, two of the Company’s executive officers converted an aggregate of $35,000 owed to them by the Company into 444,445 shares of common stock and five-year warrants to purchase 133,335 shares of common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.

As of June 30, 2012, the Company is authorized to issue 300,000,000 shares of common stock, and there were 166,432,351 shares of common stock issued and outstanding.

9.     Recently Adopted and Issued Accounting Pronouncements

During the six months ended June 30, 2012 and 2011, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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

Other Matters

On January 30, 2012, the Company entered into purchase agreements to acquire the business currently operated by Network Billing Systems, LLC and Interconnect Services Group II LLC (collectively, “NBS”).  NBS currently provides voice (including VoIP) and data telecommunications services, as well as a wide variety of managed and cloud-based telecommunications services, to small and medium sized companies.

The aggregate purchase price for the NBS acquisition transaction is $20 million, consisting of $17.75 million in cash, $1.0 million to be evidenced by a 24-month promissory note payable to the sellers and $1.25 million in shares of restricted common stock of the Company.  Consummation of the transaction contemplated by the purchase agreements is subject to the satisfaction of certain conditions precedent, including, but not limited to, satisfactory completion of the Company’s due diligence on the acquired business, completion of an audit of the financial books and records of the acquired business, receipt of certain regulatory approvals, the Company’s receipt of sufficient funding to pay the cash portion of the purchase price and provide for reasonable post-acquisition working capital requirements, negotiation and execution of mutually acceptable executive employment and non-compete agreements with the principal operating officer of NBS, and other customary conditions of closing.  While the agreements, as amended on June 7, 2012, contemplate that closing of the acquisition of NBS will take place during the third quarter of 2012, the conditions precedent to closing are such that there can be no assurance that the acquisition will be completed in that time or at all.

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

Unaudited operating segment information for the three and six months ended June 30, 2012 and 2011 is summarized as follows:

Three Months Ended June 30, 2012

	Carrier Services	Corporate Services	Corporate and Unallocated	Consolidated

Revenues	$9,621,378	$598,058	$-	$10,219,436
Cost of revenues (exclusive of depreciation and amortization)	8,576,046	387,743	-	8,963,789
Gross profit	1,045,332	210,315	-	1,255,647
Depreciation and amortization	82,275	11,679	-	93,954
Selling, general and administrative expenses	1,278,767	977,909	-	2,256,676
Advertising and marketing	543	1,166	-	1,709
Other expenses	116,928	21,000	-	137,928
Loss from continuing operations	$(433,181)	$(801,439)	$-	$(1,234,620)
Total assets	$1,868,527	$1,381,748	$1,239,299	$4,489,574

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2011

	Carrier Services	Corporate Services	Corporate and Unallocated	Consolidated

Revenues	$10,076,009	$567,027	$-	$10,643,036
Cost of revenues (exclusive of depreciation and amortization)	9,286,892	368,873	-	9,655,765
Gross profit	789,117	198,154	-	987,271
Depreciation and amortization	145,296	3,234	-	148,530
Selling, general and administrative expenses	1,100,303	905,688	-	2,005,991
Advertising and marketing	-	819	-	819
Other expenses	20,088	14,503	-	34,591
Loss from continuing operations	$(476,570)	$(726,090)	$-	$(1,202,660)
Total assets	$3,001,350	$1,772,399	$34,448	$4,808,197

Six Months Ended June 30, 2012

	Carrier Services	Corporate Services	Corporate and Unallocated	Consolidated

Revenues	$20,581,093	$1,173,047	$-	$21,754,140
Cost of revenues (exclusive of depreciation and amortization)	18,262,516	746,033	-	19,008,549
Gross profit	2,318,577	427,014	-	2,745,591
Depreciation and amortization	170,059	22,118	-	192,177
Selling, general and administrative expenses	2,481,036	1,820,457	-	4,301,493
Advertising and marketing	543	7,490	-	8,033
Other expenses	220,521	43,938	-	264,459
Loss from continuing operations	$(553,582)	$(1,466,989)	$-	$(2,020,571)
Capital expenditures	$70,958	$4,272	$2,073	$77,303

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2011
	Carrier Services	Corporate Services	Corporate and Unallocated	Consolidated

Revenues	$19,760,202	$1,087,114	$-	$20,847,316
Cost of revenues (exclusive of depreciation and amortization)	18,104,966	696,429	-	18,801,395
Gross profit	1,655,236	390,685	-	2,045,921
Depreciation and amortization	313,820	3,248	-	317,068
Selling, general and administrative expenses	2,295,909	1,870,835	-	4,166,744
Advertising and marketing	58	5,324	-	5,382
Other expenses (income)	6,209	(12,026)	-	(5,817)
Loss from continuing operations	$(960,760)	$(1,476,696)	$-	$(2,437,456)
Capital expenditures	$27,604	$826	$7,316	$35,746

12.  Other Income and Expenses

Other expenses (income) for the three and six months ended June 30, 2012 and 2011 consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Extinguishment of vendor liabilities	$-	$-	$-	$(75,000)
Loss on sale of accounts receivable	93,661	-	168,814	-
Other	(2,267)	(21,134)	(7,971)	(34,829)
Total operating expenses	91,394	(21,134)	160,843	(109,829)

On February 10, 2011, the Company executed a settlement agreement with a vendor which released the Company of all liability with respect to a previous dispute for which the Company was to have paid the vendor $75,000 in the form of common stock.  As a result of this settlement, the Company reduced its escrow payable amount and recorded other income of $75,000 in the first six months of 2011.

13. Related Party Transactions

In addition to the debt and equity transactions discussed in notes 7 and 8, the Company’s Desk Space Use and Occupancy Agreement that was entered into on March 29, 2011 with an entity affiliated with Marvin Rosen continues to be in effect on a month to month basis. Under the terms of the agreement, this affiliate utilizes a portion of the Company’s leased office space in New York City for a fee of $9,000 per month. As of June 30, 2012, the Company had received $54,000 of advance payments in connection with this agreement, which is reflected in accounts payable and accrued expenses in the Company’s consolidated balance sheet. The Company believes that the terms of this agreement are comparable to those it would otherwise receive had the agreement been negotiated at arms’ length.

14. Subsequent events

On August 7, 2012 the maturity date of the $300,000 loan that the Company received on June 22, 2012 (see note 7) was extended to August 20, 2012. All other terms of the loan remain the same.

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

OVERVIEW

Our Business

We are an international telecommunications carrier delivering value-added communications solutions to businesses and carriers in the United States and throughout the world.  We offer services that include voice and data communications using Voice over Internet Protocol (“VoIP”), private network services, broadband Internet access, cloud services and other advanced services.  The Company's Corporate Services business segment focuses on small, medium, and large corporations headquartered in the United States, but with the ability to serve their global communications needs and to provide service virtually anywhere in the world. The Company's Carrier Services business segment focuses on carriers throughout the world, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean.  Historically, we have generated the majority of our revenues from voice traffic sold to other carriers, with a strong focus in recent years on VoIP termination to emerging markets.  We have focused on growing our existing customer base, which was primarily U.S.-based, through the addition of new international customers.  We have also focused on expanding the Company’s vendor base through the addition of direct VoIP termination arrangements to new countries and emerging markets.

 Although we believe that the Carrier Services business segment continues to be of significant value to our long term strategy, ongoing competitive and pricing pressures have caused us to increase our focus on the higher margin Corporate Services business segment and to expand our efforts to market to small and mid-sized businesses, as well as larger enterprises, using both our direct and partner distribution channels.  While our Corporate Services business segment is still a relatively small portion of our revenue base, we continue to increase our emphasis on this segment in order to increase the percentage of the Company’s total revenues contributed by the Corporate Services business segment. We believe that this will complement the Company’s Carrier Services business segment by providing higher margins and a more stable customer base.

On January 30, 2012, we entered into purchase agreements to acquire the business currently operated by Network Billing Systems, LLC and Interconnect Services Group II LLC (collectively, “NBS”).  NBS currently provides voice (including VoIP) and data telecommunications services, as well as a wide variety of managed and cloud-based telecommunications services, to small and medium sized companies.  For the year ended December 31, 2011, NBS had revenues of approximately $26.5 million and net income of approximately $3.1 million.  NBS has approximately 5,000 customers.

The aggregate purchase price for the NBS acquisition transaction is $20 million, consisting of $17.75 million in cash, $1.0 million to be evidenced by a 24-month promissory note payable to the sellers and $1.25 million in shares of restricted common stock of the Company.  Consummation of the transaction contemplated by the purchase agreements is subject to the satisfaction of certain conditions precedent, including, but not limited to, satisfactory completion of our due diligence on the business being acquired, completion of an audit of the financial books and records of NBS, receipt of certain regulatory approvals, our receipt of sufficient funding to pay the cash portion of the purchase price and provide for reasonable post-acquisition working capital requirements, negotiation and execution of mutually acceptable executive employment and non-compete agreements with Jon Kaufman, the principal operating officer of NBS, and other customary conditions of closing.  While the purchase agreements, as amended on June 7, 2012, contemplate that closing of the acquisition of NBS would take place during the third quarter of 2012, the conditions precedent to closing are such that there can be no assurance that the acquisition will be completed in that time or at all.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011

Revenues	$10,219,436	100.0%	$10,643,036	100.0%	$21,754,140	100.0%	$20,847,316	100.0%

Cost of revenues, exclusive of
deprecation and amortization	8,963,789	87.7%	9,655,765	90.7%	19,008,549	87.4%	18,801,395	90.2%
Gross profit	1,255,647		987,271		2,745,591		2,045,921
Operating expenses:
Depreciation and amortization	93,954	0.9%	148,530	1.4%	192,177	0.9%	317,068	1.5%
Selling general and administrative	2,256,676	22.1%	2,005,991	18.8%	4,301,493	19.8%	4,166,744	20.0%
Advertising and marketing	1,709	0.0%	819	0.0%	8,033	0.0%	5,382	0.0%
Total operating expenses	2,352,339	23.0%	2,155,340	20.3%	4,501,703	20.7%	4,489,194	21.5%
Operating loss	(1,096,692)	-10.7%	(1,168,069)	-11.0%	(1,756,112)	-8.1%	(2,443,273)	-11.7%
Interest expense, net	(46,534)	-0.5%	(55,725)	-0.5%	(103,616)	-0.5%	(104,012)	-0.5%
Other (expenses) income	(91,394)	-0.9%	21,134	0.2%	(160,843)	-0.7%	109,829	0.5%
Total other (expenses) income	(137,928)	-1.3%	(34,591)	-0.3%	(264,459)	-1.2%	5,817	0.0%
Loss from continuing operations	$(1,234,620)	-12.1%	$(1,202,660)	-11.3%	$(2,020,571)	-9.3%	$(2,437,456)	-11.7%

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenues

Consolidated revenues were $10.2 million during the three months ended June 30, 2012, compared to $10.6 million during the three months ended June 30, 2011, a decrease of $0.4 million, or 4.0%.  Revenues for the Carrier Services segment were $9.6 million during the three months ended June 30, 2012, compared to $10.1 million during the three months ended June 30, 2011, a decrease of $0.5 million, or 4.5%.  During the second quarter of 2012 we experienced a 71% increase in minutes transmitted over our network, the effect of which was more than offset by a 44% decrease in the blended rate per minute of the traffic terminated.  Revenues for the Corporate Services segment of $0.6 million reflect an increase of $31,000, or 5.5%, due to co-location revenues in 2012 attributed to this segment that were not present in 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $9.0 million during the three months ended June 30, 2012, compared to $9.7 million during the three months ended June 30, 2011, a decrease of $0.7 million, or 7.2%.  Consolidated gross margin for the second quarter of 2012 was 12.3%, compared to 9.3% for the second quarter of 2011.  In addition to the higher margin realized in the Carrier Services segment in 2012, our consolidated gross margin also benefited from the increase in relative contribution from the higher margin Corporate Services business to the Company’s overall revenue mix.

Gross margin for the Carrier Services segment was 10.9% in the second quarter of 2012, compared to 7.8% in the second quarter of 2011, as we have moved to a more strategic bilateral business which locks in both inbound and outbound traffic over our network for up to 30 days at a time.  In addition, we have improved the real-time monitoring of our route optimization practices.  The resulting decrease in the blended cost per minute of traffic terminated more than offset the lower revenue rates realized on that traffic, giving rise to the improved gross margin.  Due to the variability and inherent uncertainties in the wholesale carrier market, as well as our continued lack of sufficient working capital, we cannot predict whether this margin improvement and changes in rates will continue through the remainder of 2012.  Gross margin for the Corporate Services segment was largely unchanged in the second quarter of 2012 at 35.2%, compared with 34.9% during the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization decreased by $55,000 during the three months ended June 30, 2012 compared with the three months ended June 30, 2011, as more assets became fully depreciated during the period than were placed into service.

SG&A

SG&A increased by $0.3 million during the second quarter of 2012 as compared to the second quarter of 2011.  The increase was primarily due to professional fees associated with the NBS transaction and higher personnel related costs, including stock-based compensation, due to increased headcount, as well as increases in consulting expenses, partially offset by lower bad debt expense.

Operating Loss

Our operating loss of $1.1 million for the three months ended June 30, 2012 represents a decrease of $71,000 from the three months ended June 30, 2011, as the increase in gross profit and lower depreciation and amortization expense were largely offset by increases in SG&A.

Interest Expense

Interest expense, net of interest income, was $47,000 for the three months ended June 30, 2012 compared to $56,000 for the same period of a year ago.  The decrease is due to lower average unrelated party debt balances during the period.

Other (Expense) Income

Total other expenses, net of other income, increased by $0.1 million in three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase is due to the loss on the sale of accounts receivable in 2012, with no comparable amount in 2011, as our accounts receivable financing arrangement commenced in September of 2011.  We have significantly increased our use of this arrangement in 2011 in order to address our short term liquidity challenges, and we expect to continue to do so in the near future until such time as we can arrange one or more financings that will yield significant cash proceeds to us.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Net Loss

The net loss of $1.2 million for the second quarter of 2012 was essentially unchanged from the same period of a year ago, as the slight reduction in operating loss was offset by the loss on the sale of accounts receivable.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenues

Consolidated revenues were $21.8 million during the six months ended June 30, 2012, compared to $20.8 million during the six months ended June 30, 2011, an increase of $0.9 million, or 4.3%.  Carrier Services revenue of $20.6 million represents an increase of $0.8 million, or 4.2%, over the same period of a year ago, as an 85% increase in number of minutes transmitted over our network was largely offset a 44% decrease in the blended rate per minute of traffic terminated.  Revenues for the Corporate Services segment increased by $86,000, or 7.9%, to $1.2 million during the six months ended June 30, 2012.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $19.0 million during the first six months of 2012, compared to $18.8 million during the first six months of 2011.  Consolidated gross margin for the six months ended June 30, 2012 was 12.6%, compared to 9.8% for the same period of a year ago.  The increase is mainly due to the higher margin realized in the Carrier Services segment in 2012.

Gross margin for the Carrier Services segment was 11.3% in the first six months of 2012, compared to 8.4% in the first six months of 2011, as the 4.2% increase in revenue was accompanied by a 0.9% increase in cost of revenues, as the blended cost per minute of traffic terminated decreased by 45.8%.  Gross margin for the Corporate Services segment during the first six months of 2012 was 36.4%, compared with 35.9% during the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization decreased by $0.1 million to $0.2 million during the six months ended June 30, 2012, from $0.3 million during the six months ended June 30, 2011, as more assets became fully depreciated during the period than were placed into service.

SG&A

SG&A increased by $0.1 million during the first six months of 2012 compared to the same period for 2011.  The increase was mainly due to professional fees associated with the pending NBS transaction and increased consulting fees, partially offset by a reduction in our accruals for certain state and local taxes.

Operating Loss

Our operating loss of $1.8 million for the six months ended June 30, 2012 represents a decrease of $0.7 million, or 28.1%, from the six months ended June 30, 2011.  The decrease was attributable to the higher gross profit generated by the carrier services segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Interest Expense

Interest expense, net of interest income, of $0.1 million for the six months ended June 30, 2012 was unchanged from the same period of a year ago.

Other (Expense) Income

Total other expenses, net of other income, was $161,000 for the first six months of 2012, compared to other income of $110,000 in the first six months of 2011.  The change was mainly due to $75,000 of income realized through the extinguishment of a vendor liability in 2011 with no comparable amount in 2012, and a loss on sale of accounts receivable of approximately $169,000 in the first six months of 2012 with no comparable amount in 2011.

Net Loss

Net loss decreased from $2.4 million during the first six months of 2011 to $2.0 million during the first six months of 2012, due to the reduced operating loss discussed above, partially offset by the increase in other expenses, net of other income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we have yet to generate positive cash flow from operations.  As of June 30, 2012, we had a stockholders’ deficit of $11.2 million, as compared to $10.6 million at December 31, 2011, and a working capital deficit of $12.6 million, as compared to $12.0 million at December 31, 2011.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months, to fund the cash portion of the purchase price of the proposed NBS acquisition or to provide post-acquisition working capital.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby we may sell certain of our accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow.  Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within three business days after Prestige receives payment on the receivables, which generally have 15 to 30 day terms.  Since the fourth quarter of fiscal 2011 through the date of this report, this arrangement has been our primary source of liquidity, and we expect that it will continue to be so until such time as we can consummate one or more financings to provide us with significant cash proceeds.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.

Prestige also provided us with an advance of $208,000 at the time we entered into this agreement.  The outstanding balance on this advance was approximately $103,000 at December 31, 2011, and this balance was paid in full as of March 31, 2012.  On July 13, 2012, we received an additional advance of $100,000 which is payable in 8 consecutive weekly installments of $12,500, plus an advance fee of $6,000.  The Prestige agreement was originally due to expire in June of 2012 but was automatically renewed for an additional nine months in accordance with its terms.  For as long as the agreement is in effect, Prestige will continue to have a first priority lien on our accounts receivable.

We have historically relied upon loans from non-related and related parties, including Marvin Rosen, our Chairman of the Board of Directors, and the sale of our equity securities to fund our operations.  More recently, we have been relying on the sale of our accounts receivable, including unbilled receivables, under the Prestige agreement, as well as the sale of our equity securities, and less so on borrowings from related and unrelated parties to fund our operations.  From January 1, 2012 through the date of this report, we raised approximately $1.1 million from the sale of our securities through private placement financings, and as of June 30, 2012 approximately $1.5 million of our outstanding accounts receivable had been sold to Prestige.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the related- party lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

On January 30, 2012 we entered into agreements to acquire NBS.  The cash portion of the purchase price is $17.75 million.  Although we have executed a letter of intent with two private funds for a senior debt investment of $16.5 million which would finance a substantial portion of the cash purchase price, this letter of intent is subject to a number of preconditions.  As a result, no assurances can be given that funds will be available on terms that are acceptable to us, or at all.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In conjunction with our efforts to obtain debt financing for a substantial portion of the cash component of the NBS purchase price, we are seeking to consummate a significant sale of our equity securities which will (i) finance the remaining amount of the cash portion of the purchase price; (ii) provide for necessary post-acquisition working capital requirements for the acquired business; and (iii) provide the necessary funds for capital expenditures and working capital requirements of our existing business, including the implementation of our long term business plan.

On June 22, 2012, we received a $0.3 million loan from a third party lending institution.  The loan bears interest at a rate of 3.25% per annum and was originally set to mature on August 6, 2012.  The term of the loan has since been extended such that it is currently set to mature on August 20, 2012.  The proceeds from the loan were used for general corporate purposes and to repay $60,000 of indebtedness to Marvin Rosen.  Repayment of the loan is guaranteed by Mr. Rosen.

On October 27, 2011, the landlord over premises leased by the Company exercised its right under the lease to draw down the full amount of a letter of credit in the approximate amount of $429,000 that we had posted as security under the terms of the lease.  The letter of credit was issued for our benefit by a third party lending institution and we had partially collateralized the letter of credit in the approximate amount of $240,000 by depositing this amount in a money market account with the lending institution.  As a result of the drawdown of the letter of credit, we were required to pay the issuer of the letter of credit the difference between the full amount of the letter of credit and the amount of the collateral, which difference is approximately $189,000.  While our failure to make this payment constitutes an event of default under the terms of the letter of credit, we did not receive a default notice from the lending institution and the Company and TD Bank, N.A., the successor entity to the issuer of the original letter of credit (“TD Bank”), entered into a forbearance agreement on April 6, 2012 setting forth payment terms for the outstanding amount.  Under the terms of the forbearance agreement, which provides for interest on the outstanding amount at the rate of 5.25% per annum, we are required to make principal payments to TD Bank in the amount of $5,000 per month from March 27, 2012 through August 27, 2012, $50,000 on each of September 27, 2012, December 27, 2012 and March 27, 2013 and approximately $9,000 June 27, 2013.  To date, the Company has complied with all of its payment obligations under the forbearance agreement.

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

A summary of the Company’s cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
	2012	2011
Cash from continuing operations:
Cash used in operating activities	$(1,318,589)	$(2,100,022)
Cash used in investing activities	(80,448)	(35,746)
Cash provided by financing activities	2,195,647	2,179,340
Increase (decrease) in cash and cash equivalents from continuing operations	796,610	43,572
Cash from discontinued operations	(1,490)	(38,390)
Net increase (decrease) in cash and cash equivalents	795,120	5,182
Cash and cash equivalents, beginning of period	3,047	20,370
Cash and cash equivalents, end of period	$798,167	$25,552

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash used in operating activities was $1.3 million during the first six months of 2012, compared to $2.1 million in the first six months of 2011.  The decrease is mainly due to improved operating results and significant reductions in accounts receivable, partially offset by a decreases in accounts payable and accrued expenses.

Cash used in investing activities was $80,000 in the first six months of 2012 compared to $36,000 in the first six months of 2011, and primarily consisted of capital expenditures.  We expect our cash capital expenditures to be approximately $50,000 for the remainder of 2012, primarily for additional infrastructure development for the Carrier Services business segment.

Cash provided by financing activities was $2.2 million in the first six months of 2012 and 2011.  During the first six months of 2012, we raised $1.1 million from the sale of our common stock, received $0.2 million in new loans from Mr. Rosen and $0.3 million from a loan from a third party guaranteed by Mr. Rosen.  We also received $0.8 million in connection with our private placement efforts, the proceeds from which remain in escrow.  During the first six months of 2011, we received $2.0 million in new loans from Mr. Rosen, and raised $0.5 million from the sale of our common stock.

Sources of Liquidity

As of June 30, 2012, we had cash and cash equivalents of approximately $0.8 million, substantially all of which remains in escrow, and accounts receivable of approximately $1.5 million.  Our long-term liquidity is dependent on our ability to attain future profitable operations. We cannot predict if and when we will be able to attain future profitability.

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

Debt Service Requirements

During the first six months of 2012, we repaid $0.1 million related to the advance made to us by Prestige in 2011.  For the remainder of 2012, we expect to make payments aggregating to $0.1 million to satisfy the obligations under the TD Bank forbearance and settlement agreement.  At June 30, 2012, we had approximately $5.4 million of current-term debt, of which is $5.1 million is collateralized by subordinated security interests in our accounts receivable.

Capital Instruments

During the first six months of 2012, we entered into subscription agreements with 29 accredited investors, under which we issued an aggregate of 10,762,717 shares of common stock and five-year warrants to purchase 3,339,940 shares of the Company’s common stock for aggregate consideration of $1.1 million.  The warrants are exercisable at 112%-125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the asset is impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the asset. We did not record any impairment of long-lived assets in the first six months of 2012 and 2011.

Income Taxes

We account for income taxes in accordance with U.S. GAAP, which requires the recognition of deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse.  In assessing the likelihood of utilization of existing deferred tax assets and recording a full valuation allowance, we have considered historical results of operations and the current operating environment.

Recently Issued Accounting Pronouncements

During the six months ended June 30, 2012 and 2011, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of June 30, 2012, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

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

At June 30, 2012, we had nominal cash on hand, a working capital deficit of approximately $12.6 million and a stockholders’ deficit of approximately $11.2 million.  Although we have reduced our losses, we continue to sustain losses from operations and for the six months ended June 30, 2012 and 2011 we incurred net losses applicable to common stockholders of approximately $2.2 million and $2.7 million, respectively.  In addition, we did not generate positive cash flow from operations for the years ended December 31, 2011 and 2010 or the six months ended June 30, 2012 and 2011.  We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital.  In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in dilution of our common stock.

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

We will require substantial future capital in order to continue to fund our operating expenses and to otherwise execute our business plan.  If we are unable to obtain additional financing or generate sales revenue sufficient to sustain our operations, we could be forced to significantly curtail or suspend our operations, including terminating employees, selling assets and other measures.  Additional capital may not be available to us when needed on terms that are acceptable to us, or at all.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

We have historically relied on our officers and directors to loan us funds to sustain our operations. If such loans are not available if and when we require them in the future, we may have insufficient capital to operate. We may also be required to repay loans, including those from our affiliates, from our accounts receivable.

We have historically relied upon loans from non-related and related parties, including Marvin Rosen, the chairman of our board of directors, to fund our operations.  During fiscal 2011 we received approximately $2.9 million in new loans from Mr. Rosen.  We expect to continue to rely on additional sales of our securities and additional borrowings to support our operations and meet the Company’s financial obligations for the remainder of 2012.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In addition, a substantial portion of our outstanding indebtedness is payable upon ten days notice from the lender.  Although we have yet to receive any demand notices for this indebtedness, there are no assurances that we will not receive any such notices in the future, and we currently do not have the financial resources to repay these loans should we receive a demand for payment.

We have historically funded our cash flow requirements, in part, from the proceeds of loans evidenced by secured promissory notes.  To the extent that term notes were not repaid on their stated maturity date, they were typically converted into demand notes, which may be called in the discretion of the note holders.

As of June 30, 2012, approximately $4.9 million of indebtedness was evidenced by such demand notes, all of which are held by Mr. Rosen.  In connection with these notes, Mr. Rosen has been granted a subordinated security interest in our accounts receivable.  If Mr. Rosen were to suddenly demand payment of all outstanding demand notes, or a substantial portion thereof, we likely would not have sufficient funds to repay those notes.  In such event, he could assert rights against us in legal proceedings, and could seek to collect on the notes by enforcing his security interest in our accounts receivable.  This could adversely affect the availability of the funds required to continue operation of our business.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

As of the date of this report, there were 166,432,351 shares of our common stock outstanding.  The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.  As of June 30, 2012, unexercised options to purchase 6,548,261 shares of our common stock, unexercised warrants to purchase 51,372,711 shares of our common stock and outstanding preferred stock, including accumulated dividends, convertible into 7,206,168 shares of common stock were outstanding.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock are currently issued and outstanding.  Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our common stockholders.  We intend to issue additional shares of preferred stock to raise money to finance our operations and complete the NBS transaction.  We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

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

Among the conditions precedent to consummation of our acquisition of NBS is our ability to secure the necessary funding.  Although we have executed a letter of intent with two private funds for a senior debt investment of $16.5 million which would finance a substantial portion of the cash purchase price, this letter of intent is subject to a number of preconditions.  As a result, no assurances can be given that funds will be available on terms that are acceptable to us, or at all.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

During the three months ended June 30, 2012, we entered into subscription agreements with 9 accredited investors, under which we issued an aggregate of 1,994,889 shares of common stock and five-year warrants to purchase 598,472 shares of the Company’s common stock for aggregate consideration of $0.3 million.  The warrants are exercisable at 112%-125% of the average closing price of the Company’s common stock for the five trading days prior to closing.  The net proceeds were used for general working capital purposes.  The securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.  These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

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
10.45
Amendment No. 1 to the Asset Purchase and Sale Agreement dated June 7th 2012 between the registrant, Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust.

10.46
Amendment No. 2 to the Membership Interest Purchase and Sale Agreement dated June 7th 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, Christiana Trust as trustee of the LK Trust

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
August 14, 2012		Chief Executive Officer

	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
August 14, 2012		President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.45
Amendment No. 1 to the Asset Purchase and Sale Agreement dated June 7th 2012 between the registrant, Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust.

10.46
Amendment No. 2 to the Membership Interest Purchase and Sale Agreement dated June 7th 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, Christiana Trust as trustee of the LK Trust

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