Form 10-Q
period 2012-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2012-11-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.  Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 13, 2012.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	177,795,987

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,727,395	$3,047
Accounts receivable, net of allowance for doubtful accounts of approximately $288,000 and $245,000, respectively	1,695,863	2,400,427
Prepaid expenses and other current assets	530,545	388,343
Total current assets	5,953,803	2,791,817
Property and equipment, net	717,514	831,402
Other assets:
Security deposits	437,141	437,141
Restricted cash	162,933	299,536
Intangible assets, net	78,423	165,578
Other assets	13,833	31,494
Total other assets	692,330	933,749
TOTAL ASSETS	$7,363,647	$4,556,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Promissory notes payable - non-related parties	$458,966	$292,039
Promissory notes payable - related parties	5,137,364	4,922,364
Escrow payable	3,875,250	-
Accounts payable and accrued expenses	10,381,997	9,448,981
Current liabilities from discontinued operations	96,345	97,835
Total current liabilities	19,949,922	14,761,219
Long-term liabilities:
Other long-term liabilities	298,945	380,243
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 5,045 shares issued and outstanding	50	50
Common stock, $0.01 par value, 300,000,000 shares authorized, 166,432,351 and 153,711,350 shares issued and outstanding	1,664,322	1,537,113
Capital in excess of par value	138,552,999	137,325,467
Accumulated deficit	(153,102,591)	(149,447,124)
Total stockholders' deficit	(12,885,220)	(10,584,494)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,363,647	$4,556,968

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$9,959,965	$9,931,247	$31,714,105	$30,778,563
Cost of revenues, exclusive of depreciation and amortization, shown separately below	9,164,247	8,820,457	28,172,796	27,621,852
Gross profit	795,718	1,110,790	3,541,309	3,156,711
Depreciation and amortization	94,426	101,137	286,603	418,205
Selling general and administrative expenses (including
$31,503 and $38,603 of stock-based compensation for the
three months ended September 30, 2012 and 2011, respectively and $100,685 and $71,990 of stock-based compensation for the
nine months ended September 30, 2012 and 2011, respectively	2,215,736	2,051,647	6,517,229	6,218,391
Advertising and marketing	15	1,613	8,048	6,995
Total operating expenses	2,310,177	2,154,397	6,811,880	6,643,591
Operating loss	(1,514,459)	(1,043,607)	(3,270,571)	(3,486,880)
Other (expenses) income:
Interest expense, net of interest income	(56,861)	(37,432)	(160,477)	(141,444)
Other	(63,576)	(27,101)	(224,419)	82,728
Total other (expenses) income	(120,437)	(64,533)	(384,896)	(58,716)
Loss from continuing operations	(1,634,896)	(1,108,140)	(3,655,467)	(3,545,596)
Discontinued operations:
Income from discontinued operations	-	(2,833)	-	5,531
Net loss	$(1,634,896)	$(1,110,973)	$(3,655,467)	$(3,540,065)
Loss applicable to common stockholders:
Loss from continuing operations	$(1,634,896)	$(1,108,140)	$(3,655,467)	$(3,545,596)
Preferred stock dividends in arrears	(101,451)	(101,729)	(302,149)	(368,446)
Net loss from continuing operations applicable to common stockholders:	(1,736,347)	(1,209,869)	(3,957,616)	(3,914,042)
Income from discontinued operations	-	(2,833)	-	5,531
Net loss applicable to common stockholders:	$(1,736,347)	$(1,212,702)	$(3,957,616)	$(3,908,511)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Loss from discontinued operations	-	(0.00)	-	0.00
Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	166,432,351	144,588,746	164,107,320	138,994,794

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,655,467)	$(3,540,065)
Income from discontinued operations	-	(5,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,603	418,205
Loss on disposal of property and equipment	-	24,614
Loss on sale of accounts receivable	235,044	7,610
Bad debt expense	79,418	150,407
Stock-based compensation	100,685	71,991
Settlement of vendor liabilities	-	(75,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	354,586	(66,639)
Prepaid expenses and other current assets	(106,685)	(162,333)
Other assets	17,661	10,254
Payments of security deposits	-	(1,250)
Accounts payable and accrued expenses	1,075,597	58,338
Other long-term liabilities	(81,298)	(23,134)
Net cash used in operating activities	(1,693,856)	(3,132,533)
Cash flows from investing activities:
Purchase of property and equipment	(81,564)	(57,387)
Increase in restricted cash	(425)	(4,490)
Net cash used in investing activities	(81,989)	(61,877)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	1,119,506	681,005
Proceeds from notes payable - related parties	486,000	3,014,740
Proceeds from notes payable - non-related parties	300,000	208,382
Payments on capital lease/equipment financing obligations	-	(2,587)
Proceeds from the sale of equity securities not yet issued	3,875,250	-
Repayments of notes payable - related parties	(146,000)	(277,000)
Repayments of notes payable - non-related parties	(133,073)	(383,870)
Net cash provided by financing activities	5,501,683	3,240,670
Net increase in cash and cash equivalents from continuing operations	3,725,838	46,260
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(1,490)	(44,755)
Net change in cash and cash equivalents:	3,724,348	1,505
Cash and cash equivalents, beginning of period	3,047	20,370
Cash and cash equivalents, end of period	$3,727,395	$21,875
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,074	$19,421
Supplemental schedule of non-cash financing activities:
Conversion of notes and interest payable - related parties to common stock	$125,000	$245,173
Conversion of accounts payable - related parties to common stock	$35,000	$-
Conversion of notes and interest payable - nonrelated parties to common stock	$-	$317,636
Preferred stock converted into common stock	$-	$2,500,000

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies

The accompanying notes to the unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for Fusion Telecommunications International, Inc. and its Subsidiaries, including Fusion NBS Acquisition Corp. (“FNAC”),  (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

During the nine months ended September 30, 2012 and 2011, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Cash and cash equivalents

Cash and cash equivalents includes funds held in escrow in connection with the Company’s private placement efforts for the sale of its equity securities.

Escrow payable

A liability is recorded for the Company’s obligation to issue equity securities, which amounted to $3.9 million as of September 30, 2012.  The securities were issued and the liability was relieved in October of 2012 (see note 14).

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2008 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of September 30, 2012 and December 31, 2011.  During the nine month periods ended September 30, 2012 and 2011, the Company recognized no adjustments for uncertain tax positions.

Loss per share

The Company complies with the accounting and disclosure requirements regarding earnings per share. Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.  The following securities were excluded in the calculation of diluted loss per share as of September 30, 2012 and 2011 because their inclusion would be antidilutive:

	2012	2011

Warrants	51,372,711	45,452,877
Stock options	6,418,261	5,244,761
Convertible preferred stock	7,299,510	6,927,913
	65,090,482	57,625,551

The net loss per common share calculation includes a provision for preferred stock dividends in the approximate amount of $101,000 and $102,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $302,000 and $368,000 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Board of Directors had not declared any dividends on the Company’s preferred stock, and the Company had accumulated approximately $3,026,000 of preferred stock dividends.

Sale of accounts receivable

The Company is party to an agreement, entered into in September of 2011, whereby it can sell certain of its accounts receivable at a discount in order to enhance the Company’s liquidity and cash flow.  The Company recognizes a loss on the sale of accounts receivable for the amount of the discount at the time the receivables are sold and derecognizes the applicable receivables from its consolidated balance sheet, as the Company has determined that the transfer of accounts receivable to the counterparty under this agreement meets the criteria for a sale of financial assets.  For the three and nine months ended September 30, 2012 the Company recognized a loss on the sale of accounts receivable of approximately $66,000 and $235,000, respectively.  For the three and nine months ended September 30, 2011 the Company recognized a loss on the sale of accounts receivable of approximately $8,000.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Approximately $1.1 million and $1.0 million of the Company’s outstanding accounts receivable had been sold as of September 30, 2012 and December 31, 2011, respectively.  In the event that the purchaser of these receivables does not receive payment from the customer within 90 days of the invoice date, absent the initiation of a bankruptcy proceeding from such customer or other indication of the customer’s insolvency, as defined in the agreement, the purchaser has the right to sell the receivable back to the Company.  The Company’s obligations to the purchaser of the receivables under the agreement are secured by a first priority lien on its accounts receivable (see note 14).  Based on the Company’s evaluation of the creditworthiness of the customers whose receivables the Company sells under this arrangement, the Company does not believe that there is any significant credit risk related to those receivables.

Stock–based compensation

The Company accounts for stock-based compensation by recognizing the fair value of the compensation cost for all stock awards over their respective service periods, which are generally equal to the vesting period.  This compensation cost is determined using option-pricing models intended to estimate the fair value of the awards at the date of grant using the Black-Scholes option-pricing model.  An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge.

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three and nine months ended September 30, 2012 and 2011 includes compensation expense for stock-based payment awards granted prior to September 30, 2012 but not yet vested, based on the estimated grant date fair value.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact of stock-based compensation expense on the Company’s results of continuing operations was approximately $32,000 and $39,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $101,000 and $72,000 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the nine months ended September 30, 2012:

Activity	(unaudited) Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2011	6,634,261	$0.74
Granted	49,500	$0.10
Cancelled or expired	(265,500)	$0.16
Outstanding at September 30, 2012	6,418,261	$0.76
Exercisable at September 30, 2012	4,462,888	$1.06

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Nine Months Ended September 30,
	2012	2011

Dividend yield	0.00%	0.00%
Stock volatility	111.2-148.7%	123.0-179.7%
Average Risk-free interest rate	0.25-0.28%	1.45-2.46%
Average option term (years)	4	4

As of September 30, 2012, there was approximately $115,000 of total unrecognized compensation cost, excluding the effect of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 1.82 years.

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

Restricted cash

At September 30, 2012 and December 31, 2011 the Company had approximately $163,000 and $300,000, respectively, of cash restricted from withdrawal and held by a bank as a certificate of deposit securing a letter of credit.  This restricted cash is required as a security deposit under one of the Company’s non-cancelable operating leases for office facilities.  In September of 2012, the landlord over the premises at one of the Company’s leased facilities drew down $137,000 on the letter of credit in lieu of the Company’s payment of past due rent and real estate taxes.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

2.  Going Concern

At September 30, 2012, the Company had a working capital deficit of $14.0 million and an accumulated deficit of $153.1 million.  The Company has continued to sustain losses from operations and has not generated positive cash flow from operations since inception.  During the nine months ended September 30, 2012, the Company raised approximately $1.1 million, net of expenses, from the sale of its equity securities.  The Company cannot provide any assurances if and when it will be able to attain profitability.  These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Based on the proceeds received from the Company’s equity offering that closed in October of 2012 (see note 14), the Company’s management believes that it has adequate cash to fund its operations for the remainder of the year.

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)

Prepaid insurance	$75,433	$47,562
Due from purchaser of accounts receivable	296,953	261,437
Other prepaid expenses	158,159	79,344
Total	$530,545	$388,343

4.  Discontinued Operations

In order to streamline operations, reduce expenses and focus on the development of the Company’s Corporate Services and Carrier Services segments, the Company eliminated its consumer services business and restructured its overall operations in 2009, and the Company classifies the operating results of its consumer services segment as a discontinued operation in the accompanying condensed consolidated interim financial statements.  The Company had no remaining assets related to the discontinued consumer segment at September 30, 2012 and December 31, 2011, and had liabilities from discontinued operations of approximately $96,000 and $98,000 at September 30, 2012 and December 31, 2011, respectively, which consist primarily of accounts payable and accrued expenses.   The Company had no revenues or expenses from discontinued operations in the three and nine months ended September 30, 2012, a loss from discontinued operations of approximately $3,000 in the three months ended September 30, 2011 and income from discontinued operations of approximately $6,000 in the nine months ended September 30, 2011, consisting primarily of bad debt recoveries.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

5.  Intangible Assets

Identifiable intangible assets as of September 30, 2012 and December 31, 2011 are comprised of:

	September 30, 2012 (unaudited)			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks	$315,745	$(289,779)	$25,966	$315,745	$(211,879)	$103,866
Intellectual Property	86,397	(33,940)	52,457	86,397	(24,685)	61,712
Total	$402,142	$(323,719)	$78,423	$402,142	$(236,564)	$165,578

Amortization expense was $29,052 and $20,074 for the three months ended September 30, 2012 and 2011, respectively, and $87,156 and $60,222 for the nine months ended September 30, 2012 and 2011, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

Remaining three months ending December 31,	2012	$29,051
Year ending December 31:	2013	12,343
	2014	12,343
	2015	12,343
	2016	12,342

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)

Trade accounts payable	$8,519,438	$8,061,024
Accrued expenses	553,621	468,214
Accrued payroll and vacation	95,599	110,829
Cost accrual	316,839	2,815
Interest payable	508,059	376,506
Deferred revenue	28,212	10,044
Other	360,229	419,549
	$10,381,997	$9,448,981

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

7.   Notes Payable

At September 30, 2012 and December 31, 2011, components of the Company’s notes payable are comprised of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Promissory notes payable - related parties	$5,137,364	$4,922,364
Promissory notes payable - non-related parties	458,966	292,039
Total promissory notes payable	5,596,330	5,214,403
Less:
Current portion of notes payable - related parties	(5,137,364)	(4,922,364)
Current portion of notes payable - non-related parties	(458,966)	(292,039)
Non-current portion of promissory notes payable	$-	$-

Promissory notes payable – related parties

Promissory notes payable – related parties at September 30, 2012 and December 31, 2011 consist of notes payable to Marvin Rosen, the Company’s Chairman of the Board of Directors, and to an affiliate of Mr. Rosen.  These notes bear interest at rates ranging from 3% to 10% per annum.  All of the promissory notes grant the lender a subordinated security interest, pari passu with other lenders, in the Company’s accounts receivable and are payable in full upon ten days’ notice from the lender.  To date, the Company has not received a demand for payment.

During the nine months ended September 30, 2012, Mr. Rosen converted $125,000 of previously issued loans evidenced by promissory notes into 925,927 shares of the Company’s common stock and five-year warrants to purchase 277,779 shares of common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.  Also during the nine months ended September 30, 2012, the Company received $236,000 of new loans from Mr. Rosen, $146,000 of which was repaid during the period.  The new loans are evidenced by four promissory notes bearing interest at a rate of 3% per annum.  The notes grant the lender a subordinated security interest, pari passu with other lenders, in the Company’s accounts receivable and are payable in full upon ten days’ notice from the lender.  On September 17, 2012 the Company received a new loan from Marvin Rosen and another member of the Company’s Board of Directors in the principal amount of $250,000, the proceeds from which was used for general corporate purposes, and which was repaid on October 22, 2012 (see note 14).  As of September 30, 2012, the Company had an aggregate principal amount of outstanding notes payable to related parties in the amount of $5,137,364.  See note 14 for additional transactions subsequent to September 30, 2012 for notes payable to related parties.

Promissory notes payable – non-related parties

On September 19, 2011, the Company received an advance of approximately $208,000 from the purchaser of its accounts receivable in connection with the agreement for the sale of certain of the Company’s accounts receivable.  At December 31, 2011, the outstanding balance on this advance was $103,073, which was paid in full during the nine months ended September 30, 2012.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

On April 6, 2012, the Company and the lending institution entered into a forbearance and settlement agreement which, among other things, set forth payment terms for the outstanding amount due to the lender.  Under the terms of the forbearance and settlement agreement, which provides for interest on the outstanding amount at the rate of 5.25% per annum, the lender agreed to forbear from exercising its rights and remedies under the letter of credit agreement until July 27, 2013, and the Company was required to make principal payments in the amount of $5,000 per month plus accrued interest from March 27, 2012 through August 27, 2012, $50,000 plus accrued interest on each of September 27, 2012, December 27, 2012 and March 27, 2013 and approximately $9,000 on June 27, 2013.  The outstanding balance due under the forbearance agreement at September 30, 2012 was $158,966 and is reflected in Promissory notes payable – non-related parties in the Company’s consolidated balance sheet.  This amount was repaid in full, along with all accrued interest, forbearance and other fees, on October 22, 2012 (see note 14).

On June 22, 2012, the Company received a loan of $300,000 from a third party lending institution.  The loan bears interest at a rate of 3.25% per annum and was originally set to mature on August 6, 2012.  The term of the loan has since been extended from time to time and the entire balance of the loan was repaid on October 22, 2012 (see note 14).  The proceeds from the loan were used for general corporate purposes and to repay $60,000 of indebtedness to Marvin Rosen.

8.  Equity Transactions

From time to time during the first nine months of 2012, the Company entered into subscription agreements with 29 accredited investors, under which the Company issued an aggregate of 10,762,717 shares of common stock and five-year warrants to purchase 3,339,940 shares of the Company’s common stock for aggregate consideration of $1.1 million.  The warrants are exercisable at 112%-125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

During 2011, the Company reclassified $80,000 from escrow payable to paid- in capital for equity consideration received prior to 2011 but for which shares had not been issued.  These shares were issued during the first nine months of 2012 following approval of the Company’s Board of Directors, whereupon the Company issued a total of 587,912 shares of common stock and warrants to purchase 117,583 shares of common stock.

During the first nine months of 2012, two of the Company’s executive officers converted an aggregate of $35,000 owed to them by the Company into 444,445 shares of common stock and five-year warrants to purchase 133,335 shares of common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.

As of September 30, 2012, the Company is authorized to issue 300,000,000 shares of common stock, and there were 166,432,351 shares of common stock issued and outstanding.  See note 14 regarding additional equity transactions subsequent to September 30, 2012.

9.  Recently Adopted and Issued Accounting Pronouncements

During the nine months ended September 30, 2012 and 2011 there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

10.  Commitments and Contingencies

Legal Matters

On February 16, 2012, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 56186/12), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation dated April 19, 2012, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of $222,510 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. To date, the amount of the judgment has been satisfied. However, because rent payments for September, October and November of 2012 remain outstanding, the Stipulation agreement remains in effect. The accompanying consolidated financial statements fully reflect the amounts owed to the landlord by the Company as of the date of the financial statements.

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

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited operating segment information for the three and nine months ended September 30, 2012 and 2011 is summarized as follows:

Three Months Ended September 30, 2012

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated

Revenues	$9,383,989	$575,976	$-	$9,959,965
Cost of revenues (exclusive of depreciation and amortization)	8,821,004	343,243	-	9,164,247
Gross profit	562,985	232,733	-	795,718
Depreciation and amortization	82,618	11,808	-	94,426
Selling, general and administrative expenses	1,265,538	950,198	-	2,215,736
Advertising and marketing	-	15	-	15
Other expenses	94,432	26,005	-	120,437
Loss from continuing operations	$(879,603)	$(755,293)	$-	$(1,634,896)

Total assets	$1,773,957	$1,340,857	$4,248,833	$7,363,647

Three Months Ended September 30, 2011

	Carrier Services	Corporate Services	Corporate and Unallocated	Consolidated

Revenues	$9,319,824	$611,423	$-	$9,931,247
Cost of revenues (exclusive of depreciation and amortization)	8,436,781	383,676	-	8,820,457
Gross profit	883,043	227,747	-	1,110,790
Depreciation and amortization	91,502	9,634	-	101,136
Selling, general and administrative expenses	1,137,305	914,342	-	2,051,647
Advertising and marketing	-	1,614		1,614
Other expenses	40,087	24,446	-	64,533
Loss from continuing operations	$(385,851)	$(722,289)	$-	$(1,108,140)

Total assets	$2,924,130	$1,759,982	$25,834	$4,709,946

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2012

	Carrier Services	Corporate Services and Other	Corporate and Unallocated	Consolidated

Revenues	$29,965,082	$1,749,023	$-	$31,714,105
Cost of revenues (exclusive of depreciation and amortization)	27,083,520	1,089,276	-	28,172,796
Gross profit	2,881,562	659,747	-	3,541,309
Depreciation and amortization	252,677	33,926	-	286,603
Selling, general and administrative expenses	3,746,574	2,770,655	-	6,517,229
Advertising and marketing	543	7,505	-	8,048
Other expenses	314,953	69,943	-	384,896
Loss from continuing operations	$(1,433,185)	$(2,222,282)	$-	$(3,655,467)

Captial expenditures	$75,220	$2,073	$4,271	$81,564

Nine Months Ended September 30, 2011

	Carrier Services	Corporate Services	Corporate and Unallocated	Consolidated

Revenues	$29,080,026	$1,698,537	$-	$30,778,563
Cost of revenues (exclusive of depreciation and amortization)	26,541,747	1,080,105	-	27,621,852
Gross profit	2,538,279	618,432	-	3,156,711
Depreciation and amortization	405,323	12,882	-	418,205
Selling, general and administrative expenses	3,433,213	2,785,178	-	6,218,391
Advertising and marketing	58	6,937	-	6,995
Other expenses (income)	46,296	12,420	-	58,716
Loss from continuing operations	$(1,346,611)	$(2,198,985)	$-	$(3,545,596)

Capital expenditures	$46,174	$1,981	$9,232	$57,387

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

12.  Other Income and Expenses

Other (expenses) income for the three and nine months ended September 30, 2012 and 2011 consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Extinguishment of vendor liabilities	$-	$-	$-	$75,000
Loss on sale of accounts receivable	(66,230)	(7,610)	(235,044)	(7,610)
Loss on disposal of property and equipment		(24,615)		(24,615)
Other	2,654	5,124	10,625	39,953
Total other (expenses) income	(63,576)	(27,101)	(224,419)	82,728

On February 10, 2011, the Company executed a settlement agreement with a vendor which released the Company of all liability with respect to a previous dispute for which the Company was to have paid the vendor $75,000 in the form of common stock.  As a result of this settlement, the Company reduced its escrow payable amount and recorded other income of $75,000 in the first six months of 2011.

13.    Related Party Transactions

In addition to the debt and equity transactions discussed in notes 7 and 8, the Company’s Desk Space Use and Occupancy Agreement that was entered into on March 29, 2011 with an entity affiliated with Marvin Rosen continues to be in effect on a month to month basis.  Under the terms of the agreement, this affiliate utilizes a portion of the Company’s leased office space in New York City for a fee of $9,000 per month.  As of September 30, 2012, the Company had received $31,500 of advance payments in connection with this agreement, which is reflected in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  The Company believes that the terms of this agreement are comparable to those it would otherwise receive had the agreement been negotiated at arms’ length.

14.   Subsequent Events

On October 18, 2012, the Company amended its Articles of Incorporation by creating, and designating 21,240 shares of previously undesignated preferred stock as Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share, (the “Series B-1 Preferred Stock”).

Between October 22, 2012 and October 24, 2012, the Company entered into subscription agreements with 91 accredited investors (the “Investors”), pursuant to which the Company sold 6,027.75 investment Units consisting of (a) 6,027.75 shares of its newly designated Series B-1 Preferred Stock, (b) Fixed Warrants (the “Fixed Warrants”) to purchase 22,013,915 shares of the Company’s common stock (the “Fixed Warrant Shares”), and (c) Contingent Warrants (the “Contingent Warrants”) to purchase 11,006,958 shares of the Company’s common stock for gross proceeds of $6,027,750 (the “Offering”).

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Each share of Series B-1 Preferred Stock has a Stated Value of $1,000, and is convertible into a number of shares of the Company’s common stock that is equal to the Stated Value divided by the volume-weighted-average price of the Company’s common stock for the 10 trading days prior to the closing (the “Preferred Conversion Price”). Based upon that calculation, and subject to the other terms of the Series B-1 Preferred Stock, the Series B-1 Preferred Stock sold to the Investors is convertible into an aggregate of 55,034,647 shares of the Company’s common stock (the “Conversion Shares”).

The Fixed Warrants may be exercised at any time following the Share Authorization Date (as defined below), for a number of Warrant Shares that is equal to fifty (50%) percent of the Stated Value divided by 125% of the Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications (the “Fixed Warrant Exercise Price”). Each Fixed Warrant will be exercisable at the Fixed Warrant Exercise Price for a five-year term commencing on the date of issuance.

The Contingent Warrants contain an “Expiration Event” that was triggered on the filing by the Company with the Federal Communications Commission of a request for the approval of the transfer of the licenses and operating authorities associated with the pending acquisition of Network Billing Systems, LLC ("NBS"), or a similar business combination. As of the date of the closing of the Offering, the Company had filed for and received approval from the Federal Communications Commission for the transfer of such licenses and operating authorities related to NBS. As a result, an Expiration Event has occurred and the Contingent Warrants have expired and will not be exercisable.

The Series B-1 Preferred Stock may not be converted, and the Fixed Warrants may not be exercised, until the effective date of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock sufficient to permit all of the outstanding Series B-1 Preferred Stock and Fixed Warrants to be converted or exercised, as the case may be, into the Company’s Common Stock (the “Share Authorization Date”). Under the terms set forth in the Offering, the Company is required, on or prior to December 24, 2012, to file a proxy statement with the Securities and Exchange Commission (“SEC”) seeking stockholder authorization to increase the number of authorized shares of Common Stock. Subject to certain exceptions, the Company has also agreed that, within forty-five days following the Share Authorization Date, it will file a registration statement with the SEC registering the resale of the Conversion Shares and the Fixed Warrant Shares, and to use its reasonable commercial efforts to cause the registration statement to become effective within 180 days thereafter.

The Company has the right, without the consent of or action by holders of Series B-1 Preferred Stock, to cause all of the outstanding Preferred Shares to be automatically converted into Common Stock at the Preferred Conversion Price upon the later to occur of (a) the Share Authorization Date, or (b) April 24, 2013. In addition, cumulative dividends at rates ranging from 8% per annum to 12% per annum are payable on the outstanding Series B-1 Preferred Stock only in the event that the Share Authorization Date has not occurred prior to October 24, 2013. Holders of Series B-1 Preferred Stock have liquidation rights that are senior to that of holders of the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock, and holders of Series B-1 Preferred Stock are entitled to vote as one group with holders of Common Stock on all matters brought to a vote of holders of Common Stock (with each share of Series B-1 Preferred Stock being entitled to that number of votes into which the registered holder could converted the Series B-1 Preferred Stock on the record date for the meeting at which the vote will be cast).

The Offering was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) and Rule 506 of Regulation D thereunder. The Company incurred approximately $295,000 of expenses, including commissions and legal fees, related to the offering.  The net proceeds of approximately $5,732,000 were used to:

●	Repay the $250,000 the Company borrowed from Marvin Rosen and and another director of the Company on September 17, 2012.
●	Repay the $300,000 unrelated party loan the Company received on June 22, 2012.
●	Repay approximately $173,000 in satisfaction of all amounts due under the forbearance agreement with TD Bank.
●	Fund a portion of the purchase price of the acquisition of the Acquired Business, as defined below; and
●	For general corporate purposes.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Between October 4, 2012 and October 19, 2012 the Company repaid $90,000 of loans evidenced by promissory notes from Marvin Rosen.

On October 22, 2012, Marvin Rosen converted $724,000 of loans evidenced by promissory notes into 724 investment Units on the same terms as those who participated in the Offering.  Also on October 22, 2012, Marvin Rosen transferred loans receivable from the Company evidenced by promissory notes in the amount of $26,000 to Matthew Rosen, the Company’s Chief Executive Officer.  On that same date, Matthew Rosen converted the promissory note transferred to him and an additional $74,000 owed to him by the Company into 100 investment Units on the same terms as those who participated in the Offering.

On October 29, 2012 the Company completed the acquisition of all of the issued and outstanding membership interests of Network Billing Systems, LLC (“NBS”) and substantially all of the assets of NBS’ affiliate, Interconnect Services Group II LLC (“ISG”), and thereby acquired the business operated by NBS and ISG (the “Acquired Business”). Definitive agreements to purchase the Acquired Business were entered into on January 30, 2012, and amended on June 6, 2012, August 20, 2012, September 21, 2012 and October 24, 2012 (the “Purchase Agreements”).

The Acquired Business is a Unified Communications and cloud services provider offering a wide range of hosted voice and data services, Internet and data network solutions to small, medium and large businesses in the United States. For the year ended December 31, 2011, the Acquired Business had revenues of approximately $26.5 million and net income of approximately $3.1 million.

In accordance with the terms of the Purchase Agreements, the Company purchased the Acquired Business, including $500,000 of cash and the assumption of certain related liabilities. The aggregate purchase price for the outstanding membership interests of NBS and the assets of ISG, net of the assumed liabilities, was $19.6 million (the “Purchase Price”), consisting of $17.75 million in cash, $0.6 million to be evidenced by promissory notes payable to the sellers of the NBS membership interests (the “Seller Notes”) and 11,363,636 shares of restricted common stock of the Company valued at $1.25 million. The Seller Notes bear interest at the rate of 3% per annum and are payable in 14 equal monthly installments commencing January 31, 2013. The Purchase Price is subject to adjustment based on certain working capital measurements described in the Purchase Agreements, and 10% of the cash portion of the Purchase Price is being held in escrow for a period of up to one year as collateral to secure the accuracy of the sellers’ representations, warranties and covenants contained in the Purchase Agreements.

In connection with its acquisition of the Acquired Business, the Company entered into an Employment and Restrictive Covenant Agreement (the “Kaufman Employment Agreement”) with Jonathan Kaufman, the principal operating officer of the Acquired Business and Manager of NBS, who has become the President of the Company’s combined Corporate Services business segment.  Additionally, effective with the consummation of the Acquired Business, the Company entered into a 5-year lease agreement (the “Lease”) with Manchester Realty, LLC, a company controlled by Jonathan Kaufman, to continue the occupancy of NBS’ principal offices in Wayne, NJ. The lease is for approximately 11,000 square feet of office space, under which the Company is required to pay annual rent to the landlord of approximately $120,000, with annual increases of approximately 7-8% per year. The Company believes that the terms of the Lease, irrespective of the annual rent increases, are no less favorable to the Company than what could have been obtained from an unaffiliated third party.

The cash portion of the Purchase Price was largely financed through the issuance by FNAC of $16.5 million of senior notes as discussed below.

Contemporaneously with the completion of the acquisition of the Acquired Business, the Company, FNAC and NBS entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA the FNAC sold the Lenders (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”) in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually (collectively, the “Notes”).

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Each of the Notes provides for the payment of interest on a monthly basis commencing October 31, 2012. The Series A Notes provide for monthly principal payments in the amount of $52,083 each, beginning September 30, 2013, with the outstanding principal balance being due and payable on October 27, 2017. The outstanding principal balance of the Series B Notes becomes due and payable on October 27, 2017.

The obligations to the Lenders are secured by first priority security interests on all of the assets of FNAC and NBS, as well as the capital stock of each of the Company’s subsidiaries, and by second priority security interests in the accounts receivable and other assets of the Company’s Carrier Services business segment. The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by NBS. The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Notes.

In connection with the sale of the Notes to the Lenders, the Company issued a nominal warrant to the Lenders to purchase 13,325,000 shares of Fusion common stock (the “Warrant”). The Warrant is exercisable from the date of issuance until October 29, 2022, at an exercise price of $.01 per share. The Company has agreed to pay the exercise price on behalf of the Lenders at the time of exercise. Commencing upon the earlier of a change in control, the repayment of the Notes in full or October 29, 2017, in the event that Fusion’s common stock does not meet certain liquidity thresholds with respect to trading volume and market price, then Fusion would be required to repurchase the Warrant or the shares issued upon exercise of the Warrant at a repurchase price based upon the formulas set forth therein. The Company incurred approximately $554,000 of expenses related to this transaction, including a transaction fee paid to the Lenders in the amount of $330,000.

In conjunction with FNAC’s sale of the Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination agreement with the Company and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Notes and the Company’s other obligations to the Lenders.  In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”).  The New Rosen Note is not secured, pays interest monthly at an annual rate of 7% per annum, and matures 60 days after the Notes are paid in full.

In conjunction with the Company’s entering into the SPA with the Lenders, the Company and the Lenders entered into an intercreditor agreement with the purchaser of the Company’s accounts receivable, whereby the purchaser of the receivables retains its first priority security interest in the accounts receivable of the Company’s  Carrier Services business segment.

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

OVERVIEW

Our Business

We are an international telecommunications carrier delivering value-added communications solutions to businesses and carriers in the United States and throughout the world.  Through our Corporate Services business segment, we offer a full portfolio of Unified Communications and cloud services, including Voice over Internet Protocol (“VoIP”) solutions, private network services, broadband Internet access, a variety of cloud services and other advanced services.  Our Corporate Services business segment focuses on small, medium, and large corporations headquartered in the United States, but with the ability to serve their global communications needs and to provide service virtually anywhere in the world.  Through our Carrier Services business segment, we offer domestic and international voice termination services to carriers throughout the world, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean.  These services utilize VoIP termination, as well as traditional time division multiplex (“TDM”) technology.  We have focused on growing our existing carrier customer base, which was primarily U.S.-based, through the addition of new international customers.  We have also focused on expanding the Company’s vendor base through the addition of direct VoIP termination arrangements to new countries and emerging markets.

Although we believe that the Carrier Services business segment continues to be of significant value to our long term strategy, our growth strategy is focused primarily on the higher margin Corporate Services business segment and marketing to small and mid-sized businesses, as well as larger enterprises, using both our direct and partner distribution channels.  This will allow us to continue to increase the percentage of the Company’s total revenues contributed by the Corporate Services business segment. We believe that this will complement the Company’s Carrier Services business segment by providing higher margins and a more stable customer base.

On October 29, 2012, we completed the acquisition of the business currently operated by Network Billing Systems, LLC and Interconnect Services Group II LLC (collectively, “NBS”).  NBS is a Unified Communications and cloud services provider offering a wide range of hosted voice and data products, as well as Internet, data networking and cloud services solutions to small, medium and large businesses in the United States. For the year ended December 31, 2011, the Acquired Business had revenues of approximately $26.5 million and net income of approximately $3.1 million.  For the nine months ended September 30, 2012, the Acquired Business had preliminary unaudited revenues of approximately $20.3 million and unaudited preliminary net income of approximately $2.7 million.

In accordance with the terms of the purchase agreements to acquire NBS, we acquired $500,000 of cash and assumed the liabilities associated with the day to day operations of NBS. The aggregate purchase price for the outstanding membership interests of NBS and the assets of ISG, net of the assumed liabilities, was $19.6 million (the “Purchase Price”), consisting of $17.75 million in cash, $0.6 million to be evidenced by promissory notes payable to the sellers of the NBS membership interests (the “Seller Notes”) and 11,363,636 shares of our restricted common stock valued at $1.25 million. The Seller Notes bear interest at the rate of 3% per annum and are payable in 14 equal monthly installments commencing January 31, 2013. The Purchase Price is subject to adjustment based on certain working capital measurements described in the Purchase Agreements, and 10% of the cash portion of the Purchase Price is being held in escrow for a period of up to one year as collateral to secure the accuracy of the sellers’ representations, warranties and covenants contained in the Purchase Agreements.  The cash portion of the Purchase Price was largely financed through the issuance by Fusion NBS Acquisition Corp., our wholly owned subsidiary, (“FNAC”) of $16.5 million of senior notes (see “Liquidity and Capital Resources”).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Effective as of the date of the acquisition, NBS became our wholly owned subsidiary, and we intend to integrate our existing Corporate Services business segment with NBS’ current business.  In connection with our acquisition of NBS, we entered into an Employment and Restrictive Covenant Agreement with Jonathan Kaufman, the principal operating officer of NBS, and Mr. Kaufman became the President of our combined Corporate Services business segment.

We manage our business segments based on gross profit and margin, which represents net revenue less the cost of revenue, and on net profitability.  Although our infrastructure is largely built to support all business segments and products, many of the infrastructure costs, selling, general and administrative expenses (“SG&A”) and capital expenditures can be specifically associated with one of our two business segments.  The majority of our operations, engineering, information systems and support personnel are assigned to either the Corporate Services or Carrier Services business segment for segment reporting purposes, while a relatively small number of personnel are allocated to both segments as appropriate.  We expect that significant synergistic opportunities will arise as we integrate the NBS business with our existing Corporate Services business segment.

Our Outlook

Our Carrier Services operations were impacted by the effects of Hurricane Sandy in the Northeast region of the United States in late October of 2012.  The severe weather conditions directly affected the ability of many of our customers and vendors to connect to us.  As a result, we were unable to generate the same revenues and gross profit that we would have generated under normal conditions.  In addition, it could be several weeks before all of our customers are able to route their traffic back to our network following the disruption.  Although we do carry business interruption insurance, it is not clear at this time whether our losses will be completely covered by insurance.

Our ability to grow our business, fully implement our business plan and achieve profitability is dependent upon our ability to raise additional capital and successfully integrate the acquired NBS business.  In addition to the costs associated with expanding the portfolio of Unified Communications and cloud services products offered by our Corporate Services business, we require additional capital to support our Carrier Services business, specifically for capital expenditures required to expand our voice termination capacity, to implement a new automated system for the administration of routing and rates and for the working capital necessary to optimize the terms under which we buy from our vendors and sell to our customers.  We believe that if we are able to obtain the necessary capital to fund these initiatives, and if we successfully complete the integration of NBS, we will be able to compete effectively in both of our business segments.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011

Revenues	$9,959,965	100.0%	$9,931,247	100.0%	$31,714,105	100.0%	$30,778,563	100.0%
Cost of revenues, exclusive of
depreciation and amortization	9,164,247	92.0%	8,820,457	88.8%	28,172,796	88.8%	27,621,852	89.7%
Gross profit	795,718	8.0%	1,110,790	11.2%	3,541,309	11.2%	3,156,711	10.3%
Operating expenses:
Depreciation and amortization	94,426	0.9%	101,136	1.0%	286,603	0.9%	418,205	1.4%
Selling general and administrative	2,215,736	22.2%	2,051,648	20.7%	6,517,229	20.5%	6,218,391	20.2%
Advertising and marketing	15	0.0%	1,613	0.0%	8,048	0.0%	6,995	0.0%
Total operating expenses	2,310,177	23.2%	2,154,397	21.7%	6,811,880	21.5%	6,643,591	21.6%
Operating loss	(1,514,459)	-15.2%	(1,043,607)	-10.5%	(3,270,571)	-10.3%	(3,486,880)	-11.3%
Interest expense, net	(56,861)	-0.6%	(37,432)	-0.4%	(160,477)	-0.5%	(141,444)	-0.5%
Other (expenses) income	(63,576)	-0.6%	(27,101)	-0.3%	(224,419)	-0.7%	82,728	0.3%
Total other (expenses) income	(120,437)	-1.2%	(64,533)	-0.6%	(384,896)	-1.2%	(58,716)	-0.2%
Loss from continuing operations	$(1,634,896)	-16.4%	$(1,108,140)	-11.2%	$(3,655,467)	-11.5%	$(3,545,596)	-11.5%

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues

Consolidated revenues were $10.0 million during the three months ended September 30, 2012, compared to $9.9 million during the three months ended September 30, 2011, an increase of 0.3%.  Revenues for the Carrier Services segment were $9.4 million during the three months ended September 30, 2012, compared to $9.3 million during the three months ended September 30, 2011, an increase of $0.1 million, or 1.1%.  During the third quarter of 2012 we experienced a 62% increase in minutes transmitted over our network, the effect of which was mostly offset by a 38% decrease in the blended rate per minute of the traffic terminated.  Revenues for the Corporate Services segment of $0.6 million reflect a decrease of $35,000 compared with the three months ended September 30, 2011.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $9.2 million during the three months ended September 30, 2012, compared to $8.8 million during the three months ended September 30, 2011, an increase of $0.3 million, or 3.9%.  Consolidated gross margin for the third quarter of 2012 was 8.0%, compared to 11.2% for the third quarter of 2011.  Our operations were adversely impacted during the third quarter due to severe liquidity constraints and a one-time event resulting from errors in manually entering vendor rates and routing codes to our existing rate and routing database system during our conversion to a new system.

The gross margin for the Carrier Services segment was 6.0% in the third quarter of 2012, compared to 9.5% in the third quarter of 2011, resulting in a decline in gross profit of $315,000 for the three months ended September 30, 2012 compared to the same period of a year ago.  The decrease was due to the aforementioned transition event with our conversion to a new rate and routing system, as well as the difficulties in maintaining available routes due to significant cash flow challenges as the closing of our planned financing transaction did not take place until October of 2012.  We anticipate that the effects of Hurricane Sandy will further impact our liquidity for the time it takes for our Carrier Services customers to route their traffic back to our network following the disruptions caused by the storm.  Gross margin for the Corporate Services segment was 40.4% in the three months ended September 30, 2012, compared with 37.2% during the three months ended September 30, 2011.

Depreciation and Amortization

Depreciation and amortization decreased by 6.6% to $94,000 during the three months ended September 30, 2012, as compared to $101,000 in the three months ended September 30, 2011, as more assets became fully depreciated during the period than were placed into service.

SG&A

SG&A increased by $0.2 million during the third quarter of 2012 as compared to the third quarter of 2011.  The increase was primarily due to professional fees incurred in connection with the NBS transaction and higher personnel related costs due to increased headcount, as well as increases in consulting expenses, partially offset by lower bad debt expense.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Operating Loss

Our operating loss of $1.5 million for the three months ended September 30, 2012 represents an increase of $471,000 from the three months ended September 30, 2011, which is due to the decrease in gross profit and increase in SG&A.

Interest Expense

Interest expense, net of interest income, was $57,000 for the three months ended September 30, 2012 compared to $37,000 for the same period of a year ago.  The increase is due to higher average debt balances during the period.

Other (Expense) Income

Total other expenses, net of other income, increased by $56,000 in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The increase is due to the higher loss on the sale of accounts receivable in 2012, as our accounts receivable financing arrangement commenced in September of 2011.

Net Loss

The net loss of $1.6 million for the third quarter of 2012 represents an increase of $0.5 million, or 47%, from the same period of a year ago due to the increases in operating loss and the loss on the sale of accounts receivable.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenues

Consolidated revenues were $31.7 million during the nine months ended September 30, 2012, compared to $30.8 million during the nine months ended September 30, 2011, an increase of $0.9 million, or 3.0%.  Carrier Services revenues of $30.0 million represents an increase of $0.9 million, or 3.0%, over the same period of a year ago, as a 77% increase in number of minutes transmitted over our network was largely offset by a 42% decrease in the blended rate per minute of traffic terminated.  Revenues for the Corporate Services segment increased by $50,000, or 3.0%, to $1.7 million during the nine months ended September 30, 2012.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $28.2 million during the first nine months of 2012, compared to $27.6 million during the first nine months of 2011.  Consolidated gross margin for the nine months ended September 30, 2012 was 11.2%, compared to 10.3% for the same period of a year ago.  The increase is mainly due to the higher margin realized in the Carrier Services segment in 2012.

Gross margin for the Carrier Services segment was 9.6% in the first nine months of 2012, compared to 8.7% in the first nine months of 2011, as the 3.0% increase in revenue was accompanied by a 2.0% increase in cost of revenues.  During the first six months of 2012 we had experienced significantly improved margins at this business segment by moving toward a more strategic bilateral business, locking in both inbound and outbound traffic over our network for up to 30 days at a time.  However, our significant liquidity constraints in the third quarter negatively impacted our ability to pay key vendors on a timely basis, hindering our ability to continue this strategy into the third quarter.  The gross margin for the Corporate Services segment during the first nine months of 2012 was 37.7%, compared with 36.4% during the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization decreased to $0.3 million for the nine months ended September 30, 2012 from $0.4 million during the nine months ended September 30, 2011, as more assets became fully depreciated during the period than were placed into service.

SG&A

SG&A increased by $0.3 million during the first nine months of 2012 compared to the same period for 2011.  The increase was mainly due to professional fees incurred as a result of the NBS transaction and increased consulting fees, partially offset by a reduction in our accruals for certain state and local taxes.

Operating Loss

Our operating loss of $3.3 million for the nine months ended September 30, 2012 represents a decrease of $0.2 million, or 6.2%, from the nine months ended September 30, 2011.  The decrease was mainly attributable to the higher gross profit generated by the Carrier Services segment, and lower depreciation and amortization expense, partially offset by the increases in SG&A.

Interest Expense

Interest expense, net of interest income, was $160,000 for the nine months ended September 30, 2012, as compared to $141,000 in the same period of a year ago.  The increase is due to higher average debt balances in 2012.

Other (Expense) Income

Total other expenses, net of other income, was $224,000 for the first nine months of 2012, compared to other income of $83,000 in the first nine months of 2011.  The change was mainly due to $75,000 of income realized through the extinguishment of a vendor liability in 2011 with no comparable amount in 2012, and a loss on sale of accounts receivable of $235,000 in the first nine months of 2012, as compared to $8,000 in the first nine months of 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Net Loss

Our net loss increased from $3.5 million during the first nine months of 2011 to $3.7 million during the first nine months of 2012, as the slightly reduced operating loss was more than offset by the increases in other expenses discussed above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we have yet to generate positive cash flow from operations.  As of September 30, 2012, we had a stockholders’ deficit of $12.9 million, as compared to $10.6 million at December 31, 2011, and a working capital deficit of $14.0 million, as compared to $12.0 million at December 31, 2011.  Based on the transactions we completed in October, as more fully described below, we believe that our current cash on hand and cash we expect to generate from future operations will be sufficient to fund our operations for the next 12 months.  We may, however, be required to raise additional capital to support our business plan.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.

In October of 2012 we entered into subscription agreements with 91 accredited investors pursuant to which we issued 6,027.75 shares of newly designated Series B-1 Preferred Stock and warrants to purchase 22,013,915 shares of our common stock and received gross proceeds of $6.0 million (the “October 2012 Offering”).  Each share of Series B-1 Preferred Stock has a Stated Value of $1,000 and, subject to the other terms of the Series B-1 Preferred Stock as more fully described in note 14 to the consolidated financial statements accompanying this report, the Series B-1 Preferred Stock issued in the October 2012 Offering is convertible into an aggregate of 55,034,647 shares of the our common stock.

The October 2012 Offering was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) and Rule 506 of Regulation D thereunder. The Company incurred approximately $295,000 of expenses, including commissions and legal fees, related to the offering.  The net proceeds of approximately $5,732,000 were used to:

●	Repay the $250,000 loan we received on September 17, 2012 from two of our directors.
●	Repay the $300,000 loan we received on June 22, 2012 from an unrelated party.
●	Repay approximately $173,000 in satisfaction of all amounts due under the forbearance agreement with TD Bank (as more fully described in note 7 to the consolidated financial statements).
●	Fund a portion of the purchase price of the NBS acquisition transaction.
●	Provide $500,000 of working capital funding to NBS; and
●	For general corporate purposes.

Between October 4, 2012 and October 19, 2012 we repaid $90,000 of loans evidenced by promissory notes from Marvin Rosen.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On September 12, 2011, we entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby we may sell certain of our accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow.  Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within three business days after Prestige receives payment on the receivables, which generally have 15 to 30 day terms.  Since the fourth quarter of fiscal 2011 through the date of this report, this arrangement has been our primary source of liquidity.  Although we were able to close the October 2012 Offering, we expect that we will continue to utilize the agreement with Prestige to supplement our working capital needs until such time as we can establish a traditional working capital line of credit.

Prestige also provided us with an advance of $208,000 at the time we entered into this agreement.  The outstanding balance on this advance was approximately $103,000 at December 31, 2011, and this balance was paid in full as of March 31, 2012.  On July 13, 2012, we received an additional advance of $100,000 which was paid in 8 consecutive weekly installments of $12,500, plus an advance fee of $6,000.  The Prestige agreement was originally due to expire in June of 2012 but was automatically renewed for an additional nine months in accordance with its terms.  For as long as the agreement is in effect, Prestige will continue to have a first priority lien on the accounts receivable of our Carrier Services business segment.

We have historically relied upon loans from non-related and related parties, including Marvin Rosen, our Chairman of the Board of Directors, and the sale of our equity securities to fund our operations.  More recently, we have been relying on the sale of our accounts receivable, including unbilled receivables, under the Prestige agreement, as well as the sale of our equity securities, and less so on borrowings from related and unrelated parties to fund our operations.  From January 1, 2012 through September 30, 2012, we raised approximately $1.1 million from the sale of our securities through private placement financings, and as of September 30, 2012 approximately $1.1 million of our outstanding accounts receivable had been sold to Prestige.

On October 29, 2012 we completed the acquisition of NBS.  Contemporaneously with the completion of the acquisition transaction, we entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA the we sold the Lenders (a) five-year senior notes in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually (the “Series A Notes”), and (b) five-year senior notes in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually (the “Series B Notes” and, collectively, the “Notes”).  The proceeds from the sale of the Notes were used to finance the majority of the cash portion of the purchase price of NBS.

Each of the Notes provides for the payment of interest on a monthly basis commencing October 31, 2012. The Series A Notes provide for monthly principal payments in the amount of $52,083 each, beginning September 30, 2013, with the outstanding principal balance being due and payable on October 27, 2017. The outstanding principal balance of the Series B Notes becomes due and payable on October 27, 2017.

The obligations to the Lenders are secured by first priority security interests on all of the assets of NBS, as well as the capital stock of each of our direct and indirect subsidiaries, and by second priority security interests in the accounts receivable and other assets of our Carrier Services business segment. The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the Notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by NBS. The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Notes.  We incurred approximately $554,000 of expenses related to this transaction, including a transaction fee paid to the Lenders in the amount of $330,000.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In conjunction with the sale of the Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination agreement with us and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Notes and our other obligations to the Lenders.  In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”).  The New Rosen Note is unsecured, pays interest monthly at an annual rate of 7% per annum, and matures 60 days after the Notes are paid in full.  In view of the subordination of our obligations to Mr. Rosen to those of the Lenders, we do not expect to receive new loans or additional short term advances from Mr. Rosen to fund any of our future liquidity needs.

While NBS has historically generated positive cash flow from operations and we believe that with the acquisition of NBS we will be able to generate positive cash flow from operations on a consolidated basis, the terms of the SPA prohibit any cash distributions from NBS to us.

On February 16, 2012, a landlord over premises leased by us commenced a proceeding in the New York City Civil Court in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company.  By Stipulation dated April 19, 2012, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of approximately $223,000 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation.  To date, the amount of the judgment has been satisfied.  However, because rent payments for September, October and November of 2012 remain outstanding, the Stipulation agreement remains in effect.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
	2012	2011
Cash from continuing operations:
Cash used in operating activities	$(1,693,856)	$(3,132,533)
Cash used in investing activities	(81,989)	(61,877)
Cash provided by financing activities	5,501,683	3,240,670
Increase (decrease) in cash and cash equivalents from continuing operations	3,725,838	46,260
Cash from discontinued operations	(1,490)	(44,755)
Net increase (decrease) in cash and cash equivalents	3,724,348	1,505
Cash and cash equivalents, beginning of period	3,047	20,370
Cash and cash equivalents, end of period	$3,727,395	$21,875

Cash used in operating activities was $1.7 million during the first nine months of 2012, compared to $3.1 million in the first nine months of 2011.  The decrease is mainly due to an increase in accounts payable of $1.1 million and reductions in accounts receivable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash used in investing activities was $82,000 in the first nine months of 2012 compared to $62,000 in the first nine months of 2011, and primarily consisted of capital expenditures.  We expect our cash capital expenditures to be approximately $50,000 for the remainder of 2012, primarily for additional infrastructure development for the Carrier Services business segment and for capital expenditures at NBS.

Cash provided by financing activities was $5.5 million in the first nine months of 2012, as compared to $3.2 million in the first nine months of 2011.  During the first nine months of 2012, we raised $1.1 million from the sale of our common stock, received $0.5 million in new loans from Mr. Rosen and another related party and $0.3 million from a loan from a third party guaranteed by Mr. Rosen.  We also received $3.9 million in connection with our private placement efforts, the proceeds from which remained in escrow as of September 30, 2012.  During the first nine months of 2011, we received $3.0 million in new loans from Mr. Rosen, and raised $0.7 million from the sale of our common stock.

Sources of Liquidity

As of September 30, 2012, we had cash and cash equivalents of approximately $3.8 million, substantially all of which remained in escrow, and accounts receivable of approximately $1.7 million.  As of October 31, 2012, our consolidated cash balance, including cash on hand at NBS, was approximately $3.2 million.  Our long-term liquidity is dependent on our ability to attain future profitable operations in both of our business segments. We cannot predict if and when we will be able to attain future profitability in our Carrier Services business segment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the asset is impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the asset. We did not record any impairment of long-lived assets in the first nine months of 2012 and 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Recently Issued Accounting Pronouncements

During the nine months ended September 30, 2012 and 2011, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of September 30, 2012, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2012, we had a working capital deficit of approximately $14.0 million and a stockholders’ deficit of approximately $12.9 million.  We continue to sustain losses from operations and for the nine months ended September 30, 2012 and 2011 we incurred net losses applicable to common stockholders of approximately $4.0 million and $3.9 million, respectively.  In addition, we did not generate positive cash flow from operations for the years ended December 31, 2011 and 2010 or for the nine months ended September 30, 2012 and 2011.  We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital.  In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in dilution of our common stock.

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

The effects of natural disasters such as Hurricane Sandy or other events over which we have no control could significantly disrupt our operations and could have a material adverse impact on our business.

Our Carrier Services operations were impacted by the effects of Hurricane Sandy in the Northeast region of the United States in late October of 2012.  The severe weather conditions directly affected the ability of many of our customers and vendors to connect to us.  As a result, we were unable to generate the same revenues and gross profit that we would have generated under normal conditions.  Any future disruptions to the operation of our network, including acts of war, terrorism or other force majeure, could have a material adverse impact on our liquidity, financial condition and results of operations.  Although we do carry business interruption insurance, we cannot assure you that our losses in the event of a natural disaster or other force majeure event would be completely covered by insurance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

We have historically relied upon loans from non-related and related parties, including Marvin Rosen, the chairman of our board of directors, to fund our operations.  During fiscal 2011 we received approximately $2.9 million in new loans from Mr. Rosen.  In view of the subordination of our obligations to Mr. Rosen to those of the Lenders, we do not expect to receive new loans or additional short term advances from Mr. Rosen to fund any of our future liquidity needs.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our ability to grow our Carrier Services business is dependent upon market developments and traffic patterns, which may lead us to make expenditures that do not result in increased revenues.

Our purchase of network equipment and software will be based in part on our expectations concerning future revenue growth and market developments related to our Carrier Services business.  As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software, and to add additional employees.  Our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our switching systems, gateways, routers, and other related systems.  If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues could increase significantly.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

As of the date of this report, there were 177,795,987 shares of our common stock outstanding.  The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.  As of October 31, 2012, unexercised options to purchase 8,135,761 shares of our common stock, unexercised warrants to purchase 89,766,573 shares of our common stock and outstanding preferred stock, including accumulated dividends, convertible into 70,002,973 shares of common stock were outstanding.

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock are currently issued and outstanding, and 6,861.75 shares of our Series B-1 Preferred Stock are currently issued and outstanding.  Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our common stockholders.  We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

●	Dividend and liquidation preferences

●	Voting rights

●	Conversion privileges

●	Redemption terms

●	Other privileges and rights of the shares of each authorized series

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

RISKS RELATED TO OUR ACQUISITION OF NBS

Consummation of our acquisition of NBS does not provide assurance that the operations of NBS will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as our acquisition of NBS, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will create accretive earnings and improved results of operations.  However, realization of these envisioned results are subject to numerous risks and uncertainties including but not limited to:

●	Diversion of management time and attention from daily operations;

●	Difficulties integrating the acquired business, technologies and personnel into our business;

●	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and

●	Assumption of the liabilities and exposure to unforeseen liabilities of the acquired business

Even though our acquisition of NBS has been consummated, there is no assurance that the acquisition will be accretive to our earnings or otherwise improve our results of operations.

Failure to comply with the financial and other covenants contained in our senior debt agreements is an event of default under these agreements.

Our acquisition of NBS was financed primarily through the issuance of senior notes in the aggregate principal amount of $16.5 million.  The terms of the senior notes contain a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the senior notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the senior notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit as well as any cash held at NBS.  In addition, we are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the senior notes.  We do not have the financial resources to repay the senior notes if they are accelerated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3.1(f)	Certificate of Designation of the Rights and Preferences of the Series B-1 Preferred Stock
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

November 14, 2012	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer

November 14, 2012	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION

3.1(f)	Certificate of Designation of the Rights and Preferences of the Series B-1 Preferred Stock
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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