Form 10-K/A
period 2011-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2013-01-10
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

EXPLANATORY PARAGRAPH

Fusion Telecommunications International, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the United States Securities and Exchange Commission on March 30, 2012 (the “Original Filing”), for the purpose of: (i) providing the name and the conformed signature of Rothstein Kass to their Report of Independent Registered Public Accounting Firm in compliance with Rule 2-02(a) of Regulation S-X; and (ii) to clarify certain disclosure in Note 16 to the consolidated financial statements regarding claims and legal actions arising in the ordinary course of business.  Except as set forth in the preceding sentence, this Amendment No. 1 contains no changes to the Original Filing.

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

/s/ Rothstein Kass

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

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s operations or financial condition. In addition, due to the regulatory nature of the telecommunications industry, the Company periodically receives and responds to various inquiries from state and federal regulatory agencies. Management does not expect the outcome of any such regulatory inquiries to have a material impact on the Company’s liquidity, cash flows, financial condition or results of operations.

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