Form 10-K
period 2012-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2013-04-01
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 –K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to________

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by the OTC Bulletin Board TM (the “OTCBB™”) on June 30, 2012 of $0.09 per share, was $9,218,508.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 190,849,192 shares of common stock are issued and outstanding as of March 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12, 13 and 14) is incorporated by reference to the registrant’s definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS.

Overview

Fusion Telecommunications International, Inc. (“we”, “Fusion” or “the Company”) is a cloud services provider offering a comprehensive suite of cloud-based communications, cloud computing and managed solutions to small, medium and large businesses, and domestic and international voice services to other telecommunications carriers. Our advanced, high availability business services platform enables the integration of leading edge voice, data and video services in the cloud, increasing customer productivity by seamlessly connecting their employees, partners, customers and vendors. Our business products and services include unified communications (“UC”), hosted voice, managed network services, infrastructure as a service, data center services, and a complement of managed cloud solutions such as storage, security and disaster recovery (“DR”). Our solutions combine today’s proven technology with innovations that we believe provide a migration path for customers who are not yet ready for full adoption of services in the cloud. Our advanced cloud-based services are flexible, scalable and rapidly deployed, lowering customers’ cost of ownership and increasing productivity. We currently operate in two business segments; Business Services and Carrier Services, and plan to continue to grow our business both organically and through targeted acquisitions.

We currently interconnect to over 270 carrier customers and vendors, and sell our carrier services to other communications service providers throughout the world. Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending voice traffic to the U.S. and internationally. We also purchase domestic and international voice services from many of our Carrier Services customers. Our carrier-grade network, advanced switching system, and interconnections with global carriers on six continents reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment.

We are seeking to capitalize on the rapid growth of the cloud services market, which Gartner, in a September 2012 press release, recently estimated to be a $109 billion market. The Company is leveraging strategic partnerships with integrated solution providers such as Unisys to complement its existing cloud technology and network services platform in order to rapidly expand and scale its cloud services portfolio, moving beyond an initial focus on cloud communications to embrace opportunities to grow in the cloud computing and managed cloud solutions market. We believe that our strategic partnerships will allow us to scale more rapidly and offer a broader range of cloud services targeted to our vertical markets, particularly healthcare, which demands highly specialized solutions and rigorous compliance with regulatory requirements. We anticipate that our strategic partnerships will relieve us of costly development efforts while increasing distribution and extending sales and technical support capabilities for a real time-to-market advantage. Our cloud-based services are designed to meet the communications, network and computing requirements of growing businesses, while maximizing the price-performance ratio. We believe that giving our customers access to the cloud provides a more cost-effective, reliable and secure communications and IT experience, and relieves them of the capital and support burdens associated with more traditional services. Additionally, customers can reduce costs while adding features and functionality, improving productivity across the enterprise.

We were incorporated in Delaware and commenced operations in 1997 and completed our initial public offering in February 2005. Since 2009, when we sold our consumer services business segment, the Company has focused its efforts on growing its Business Services and Carrier Services segments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

NBS Acquisition

In October 2012, the Company completed its acquisition of Network Billing Systems, LLC (“NBS”), a cloud services provider of UC, hosted voice and data, Internet and managed network services to small, medium and large businesses nationwide. Headquartered in Wayne, New Jersey, NBS generated $26.5 million in revenue in the fiscal year ended December 31, 2011, more than 95% of which is subject to contract and is monthly recurring. This acquisition added over 4,500 small, medium and large business customer locations to our Business Services segment. NBS sells primarily through its network of approximately 150 active authorized channel partners (distributors) that include value added resellers, system integrators, IT consultants, and telecommunications sales agents. The combined and complementary portfolio of Fusion and NBS business services are now sold under the NBS brand, creating increased revenue opportunities through the cross-sale and up-sale of an expanded and fully integrated solution set. All business services sales, operations and support staff have been consolidated into a single Business Services segment, with Jonathan Kaufman, founder and former CEO of NBS, as President of that division, and Russell Markman, former President of NBS, as Executive Vice President of the division.

We believe that the advanced, proprietary NBS cloud services platform, in combination with NBS’ diverse, redundant and low cost network, as well as a strong systems and support infrastructure, will allow us to more rapidly and cost-efficiently scale our Business Services segment organically and allow for additional acquisitions.

Services

Business Services
We offer a suite of advanced cloud-based services, including cloud communications, which encompasses unified communications, hosted voice and data and managed network services that provide diverse and redundant access to the cloud, as well as cloud computing services and managed cloud solutions. Fusion’s services are designed to provide significant benefits to businesses of all sizes, with single or multiple locations. The integration of voice, data and video on our advanced services platform allows customers to seamlessly connect people with the information they need to collaborate effectively through the most efficient medium available.

Our business services are designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network and service environment, provide robust features and functionality to increase productivity and reduce the overall cost of communications.

The Company’s proprietary cloud communications service platform allows it to rapidly respond to market requirements for new or enhanced products and services, as well as customize customer solutions as required for maximum flexibility. Fusion’s growing suite of business services includes:

Hosted Voice – Fusion’s Hosted Voice service allows a customer to replace the premise-based office telephone system it owns or leases with a state-of-the-art digital telephone system that is provided by Fusion in the cloud on a hosted basis. This feature-rich solution eliminates the need to own and operate a costly, complex telephone system, reducing upfront capital costs, and eliminates the cost of calls between customer locations. The service provides efficiencies for companies with multiple offices or a highly mobile workforce, and for companies that are opening a new office or need to expand or replace existing telephone systems. All business service options can be configured by the user in real time, using a powerful administrative portal, virtually eliminating the costs associated with the labor-intensive reconfiguration of telephone systems on-site.

SIP Trunking – SIP Trunking allows a customer to retain and use its existing telephone system, while relying on the Fusion network for its local network access and domestic and international long distance service. Gaining in popularity and usage, SIP trunks provide virtual voice and data channels for businesses efficiently and economically. Customers save on their local, long distance, and international call charges, and gain many of the advantages of hosted voice features and functionality, such as advanced call handling and number portability. Dynamic bandwidth allocation accommodates seasonal traffic fluctuations, marketing campaigns or disaster recovery requirements. SIP trunks also eliminate the cost of interoffice calling, and allow customers to combine their voice and data traffic onto a single broadband access facility for further cost savings without having to abandon their existing technology investment. An administrative portal gives customers the ability to change how and where calls are routed in real time, giving customers increased efficiency and control.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Unified Communications – UC delivers a set of products that integrate real-time communications such as voice, messaging, video, data and document sharing with unified messaging services such as integrated voicemail, email and fax. UC allows businesses of all sizes to increase productivity by simplifying collaboration in the most efficient manner over the most preferred or available device, driving efficiencies while at the same time reducing costs. With fixed mobile convergence communication is seamless, whether delivered over a fixed line, smartphone, desktop computer or mobile device.

Contact Center - This cloud-based solution provides advanced call center features and functionality that work seamlessly with Fusion’s hosted voice and data solutions, reducing operational costs and increasing cost savings and efficiency. The solution is rapidly deployed and based on a utility pricing model so that customers can pay as they grow, minimizing upfront costs. CRM integration, call recording and real-time monitoring and reports are built into the solution, increasing agent productivity without increasing costs.

Conferencing Service– Fusion’s conferencing service offers business customers a versatile online meeting experience for up to 3,000 participants. This simple-to-use service offers both operator-assisted calling as well as reservation-less service for maximum flexibility. It combines traditional audio conferencing with video and document sharing through web access, enabling businesses to communicate at any time with customers, suppliers, shareholders and partners anywhere. The service integrates with Microsoft Outlook®, offers recording capability, and allows the user to publish recorded content as a podcast for further distribution. It is offered on a private label basis for customers with sufficient volume.

Data and Network Services – Leveraging its own extensive and expanding on-net network, as well as its relationships with U.S.-based and international carriers, the Company offers business users a full complement of reliable, flexible and scalable network solutions. Services range from dedicated point to point private line circuits to high speed broadband for accessing the Internet, and are available at all bandwidth levels. Services include traditional point-to-point networks, as well as Multi-Protocol Label Switching (MPLS) networks and Virtual Private Network (VPN) services. Fusion offers reliable, secure and cost-effective Internet access to all users, and provides DSL or broadband, depending on individual customer requirements. Fiber optics, Ethernet over copper, and other technologies allow Fusion to provide Internet access at bandwidth levels ranging from T-1 (1.5 Mbps) to DS-3 (45 Mbps) and higher. Utilizing its ability to route both voice and data over the same integrated facility, the Company seeks to maximize the efficiency of the access purchased with voice and data functionality combined on one circuit. Fusion’s Quality of Service (QoS) routers ensure the highest quality voice traffic while reducing customer access costs.

The Company’s business communications services generally offer several different calling and data packages designed to meet the needs of different users. Base level plans offer a basic service package for a small monthly recurring charge (“MRC”). Additional charges, such as local, long distance, or international calling, are charged at per minute rates. Other packages with a higher MRC may include a specific number of minutes of local or long distance calling or even unlimited local or long distance calling. Optional value-added features for basic services are available for an incremental MRC appropriate for the service. Internet access services and/or private line services are charged on the basis of a fixed MRC for the service provided, and are generally based on the bandwidth utilized and the endpoints of the circuit. Cloud computing services are based on a utility pricing model, and charges for managed cloud solutions are generally composed of an upfront charge and an MRC.

The Company has contracts with all business customers. Contracts range from one to three years, and all contracts have an automatic renewal clause and early cancellation penalties.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Carrier Services
The Company’s Carrier Services business segment provides voice termination via both VoIP and traditional Time Division Multiplexing (“TDM”) or “circuit-switched” technology. Such traffic typically consists of minutes of domestic and international long distance usage that must be terminated to telephone numbers in the intended destination countries. The majority of this traffic is international traffic, and carrier voice traffic terminates to virtually all countries worldwide.

All voice termination services utilize least cost routing (“LCR”) technology and systems to ensure high quality termination to the final destination at the lowest possible cost, thus maximizing profit on that traffic. Using LCR technology we will often “blend” routes to provide our customers with the optimal mix of price and quality, or to meet unique customer requirements for the termination of voice traffic to specific countries.

We also utilize the termination capacity obtained through our interconnection agreements and other methods of termination to carry our business customers’ international traffic. As we continue to execute our strategy for the growth of our Business Services segment, we expect to use an increasing percentage of our termination capacity for this higher margin business traffic. Where needed to meet a specific customer requirement, we procure Internet access and private line circuits from our network of international carriers.

All carrier voice services are priced on a per minute basis, based upon the destination called, the time of day, and the customer’s overall traffic volume. We have reciprocal service agreements with many of our customers, and the pricing in those agreements may also reflect the pricing provided to us for terminating our traffic. Prices for Internet access or private line service provided to carriers, as well as pricing for co-location services, are based on a fixed MRC for the services provided.

We have contracts with all of our carrier customers. Our contracts with carriers typically have a one-year renewable term, with no minimum traffic volume per month, and allow the customer to terminate without penalty. For the year ended December 31, 2012, our three largest customers represented the following percentages of our consolidated revenue: CenturyLink (formerly known as Qwest Communications) 21.5%; Vonage Networks, LLC 15.1%; and Bharti Infotel Limited 6.0%.

For the year ended December 31, 2011, our five largest customers represented the following percentages of our consolidated revenue: Qwest Communications 18.1%; MCI Communications d/b/a Verizon 8.3%; Vonage Networks, LLC 6.8%; T-Systems 6.7%; and ILC Canada, Inc. 6.6%.

Network
Our products and services are delivered over an advanced communications network and proprietary cloud services platforms that leverage the latest technology and allow for the rapid introduction of new features, applications, services and solutions. Our network operations center is manned 24 hours per day 7 days per week and employs state-of-the-art monitoring and alert systems that are designed to ensure quality of service and a proactive response to any potential customer service issues.

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

The network is characterized by its low cost of deployment and low recurring costs. It has been constructed as justified by customer demand with on-net and off-net connections to provide ubiquitous access, delivering maximum cost efficiency without sacrificing quality. Points of presence include New York, Philadelphia, Newark, Atlanta and Miami. This robust network seeks to provide diverse and redundant network connections with seamless automatic failover.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Key network elements include a Dialogic (Veraz) ControlSwitch, a proprietary cloud communications business services platform, Cisco media gateways, routers and switches, and GenBand (Nextone) and Acme Packet session border controllers. These redundant network elements are interconnected via a dedicated fiber-based gigabit Ethernet backbone. Most network elements are based on software applications that execute entirely on off-the-shelf servers and are built for easy and rapid scalability, as well as security and reliability. The Company is currently deploying a Global Convergence Solutions routing and rating management solution that are expected to improve routing, rating and invoicing capabilities, facilitate cost savings through overhead reduction and drive efficiencies in route management.

Fusion’s centralized network elements are housed in carrier-grade switching facilities located in secure carrier buildings that house many other carriers and are interconnected to all other major carrier buildings. These locations allow for cost-effective and rapid interconnection and capacity expansion to carrier customers and vendors, as well as major enterprise customers. Fusion believes its choices of location and equipment offer an extensible platform to support our envisioned growth and allow us to quickly embrace emerging technologies as they become available.

Sales and Marketing
We market and sell our business services primarily through agents and partners who distribute our services. Sales agents and partners are typically paid commissions based on their sales and, thereafter, the continued use of our products by the customers sold by those sales agents and partners. The partner sales organization generally targets smaller to medium size businesses. We also engage in a direct sales effort, targeting larger enterprise customers. Referrals, strategic relationships and the strength of our corporate relationships are also a key part of our overall sales and marketing plan. Our carrier services are sold entirely through a direct sales force.

Strategy
Our strategy is to organically grow our revenue from the combined Fusion and NBS Business Services segment through direct and indirect sales efforts, leveraging the flexibility of our proprietary cloud services platform, strong back-office systems and infrastructure and significant management relationship network. We further expect to grow through the targeted acquisition of additional cloud services providers. We also intend to continue to secure large scale strategic partners to expand distribution and to assist in the development of vertically oriented solutions to increase revenue opportunities as well as further differentiate our service suites. We intend to accelerate the growth of our Business Services segment with the goal of increasing that portion of our total revenues that is derived from this higher margin and more stable segment.

We expect to generate substantial growth in the Business Services segment through the cross-selling of NBS and Fusion services into the combined customer base, introducing and up-selling additional cloud-based services, expanding the number and types of services available and sold to current customers and by acquiring other cloud services providers. We believe that the substantial experience and relationships of our executives and directors will assist us in organically growing out business through the addition of new customers. We also believe that there is substantial opportunity to gain market share and to sell a broad range of our products by focusing on a series of large vertical markets where the Company’s experience and relationships are expected to provide a competitive advantage.

In addition to lower underlying costs of termination, we believe that our Carrier Services business supports the growth of the Business Services segment by providing enhanced service offerings for its business customers and by strengthening its relationships with major service providers throughout the world.

We intend to grow our Carrier Services business segment through leveraging technology and systems improvements, enhancing product stability through stronger bi-lateral vendor relationships, and increasing sales to non-traditional carriers such as cable television providers, Internet search engine companies, and large IP telephone companies. We believe the revenue streams from such entities will be more predictable and will offer better margins than the revenues from traditional domestic and international carriers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Intellectual Property and Trademarks
We have several trademarks and service marks which are supported by a combination of common law and statutory protection. The following trademarks are registered with the United States Patent and Trademark Office; however, they are not registered at the international level:

●	Fusion Telecom®
●	V.o.I.C.E. the one that works!®

Applications covering the following trademarks and service marks have been filed, or are in the process of being filed, with the United States Patent and Trademark Office. The Company intends to complete the registration process and secure registration of these trademarks and service marks as soon as possible:

●	Fusion™
●	Fusion Tel™
●	Fusion Telecommunications International™
●	Fusion (Logo)™

The telecommunications and VoIP markets have recently been characterized by substantial litigation regarding patent and other intellectual property rights. Litigation, which could result in substantial cost and diversion of our efforts, may be necessary to enforce trademarks and/or service marks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Legal proceedings to enforce our intellectual property or defend ourselves against third-party claims of infringement can be time consuming and costly. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names, a loss of established brand recognition, or the need to change the technologies utilized in our services.

Competition
The communications industry, including the provisioning of voice services, Internet services and data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new carrier competitors, as well as “gray market” operators (operators who arrange call termination in a manner that bypasses the authorized local telephone company, resulting in high margins for them and substantially lower revenues for the legitimate providers), may have an impact on the market. In addition, many of our current competitors are significantly larger and have substantially greater market presence; greater financial, technical, operational and marketing resources; and more experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets. We also believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

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

We cannot provide assurance that the U.S. and foreign regulatory agencies exercising jurisdiction over us will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing and/or terms or conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs. We have in the past been delinquent in certain filing and reporting obligations in the past including, but not limited to, filings with the FCC and Universal Service Fund (“USF”) reports and payments. However, we have worked with these various federal and state regulatory agencies to complete such outstanding filings and have made the appropriate payments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

As a telecommunications carrier, we are subject to FCC regulation under the Communications Act. We have applied for and received the necessary authority under Section 214 of the Communications Act to operate as a domestic and international carrier. Generally, the Company’s international carrier traffic is subject to minimal regulation by state and local jurisdictions.

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

Some states have tried to directly regulate VoIP services on an intrastate basis, but these attempts have, so far, not held up to court challenges. Many states are holding hearings to research and discuss the issues surrounding the regulation of VoIP services. Others are encouraging or even requesting VoIP service providers to subject themselves to public service commission jurisdiction and obtain certification as telephone companies. However, most have adopted a “wait and see” attitude. We are monitoring the actions of the various state regulatory agencies, and are endeavoring to ensure that we are in compliance with the applicable regulations, including any new regulations that may be passed. However, there can be no assurance that we will become aware of all applicable requirements on a timely basis, or that we will always be fully compliant with applicable rules and regulations. Should we fail at any time to be compliant with applicable state regulations, or to file required reports to state regulatory agencies, we could be subject to fines or other penalties.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Employees
As of December 31, 2012, we had 109 full time employees. None of our employees are represented by a labor union or collective bargaining agreement. We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

All of the Company’s employees have signed confidentiality agreements, and it is our standard practice to require newly hired employees and, when appropriate, independent consultants, to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential information except in the performance of his or her duties for the Company, or in other limited circumstances. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Revenues and Assets by Geographic Area

During the years ended December 31, 2012 and 2011, 85.2% and 81.5%, respectively, of the Company’s revenue was derived from customers in the United States and 14.8 % and 18.5%, respectively, was derived from international customers. As of December 31, 2012 and 2011 the Company did not have any long-lived assets that were located outside of the United States.

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

At December 31, 2012, we had a working capital deficit of approximately $8.0 million and a stockholders’ deficit of approximately $6.1 million. Although we have reduced our losses, we continue to sustain losses from operations and for the years ended December 31, 2012 and 2011, we incurred net losses applicable to common stockholders of approximately $5.6 million and $4.9 million, respectively. In addition, we did not generate positive cash flow from operations for the years ended December 31, 2012 and 2011. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in dilution of our common stock.

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2012 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

The effects of natural disasters such as Hurricane Sandy or other events over which we have no control could significantly disrupt our operations and could have a material adverse impact on our business.

Our carrier services operations were impacted by the effects of Hurricane Sandy in the Northeast region of the United States in late October of 2012. The severe weather conditions directly affected the ability of many of our customers and vendors to connect to us. As a result, we did not generate the same levels of revenues and gross profit that we believe we would have generated absent these abnormal conditions. Any future disruptions to the operation of our network, including acts of war, terrorism or other force majeure, could have a material adverse impact on our liquidity, financial condition and results of operations. Although we do carry business interruption insurance, we cannot assure you that our losses in the event of a natural disaster or other force majeure event would be completely covered by insurance.

Our acquisition of NBS does not provide assurance that the operations of NBS will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as our recent acquisition of NBS, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will result in improved financial performance. However, realization of these envisioned results are subject to numerous risks and uncertainties including but not limited to:

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

Our acquisition of NBS was financed primarily through the issuance of senior notes in the aggregate principal amount of $16.5 million. The terms of the senior notes contain a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the senior notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the senior notes are outstanding, we are required to maintain a minimum cash bank balance of $1 million, in excess of any amounts outstanding under a permitted working capital line of credit as well as any cash held at NBS. We are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the senior notes. We do not have the financial resources to repay the senior notes if they are accelerated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

If we are unable to successfully manage the integration of our acquisitions, we may not benefit from our acquisition strategy.

As part of our growth strategy, we seek to supplement internal growth with targeted acquisitions, including the recent acquisition of NBS. We may not be successful in integrating newly acquired companies into our day-to-day operations for a variety of possible reasons, including (a) our inability to retain the skilled managerial, technical, and sales personnel of acquired companies; (b) our inability to retain the customers of acquired companies; (c) our lack of success in integrating the services offered by acquired companies with our services to achieve a single package of service offerings; (d) our inability to establish and maintain uniform standards, controls, policies and procedures throughout our acquired companies; or (e) our inability to devote the management time required to successfully integrate acquired companies due to limited management resources.

Our carrier services revenue performance is subject to both internal and external influences, which have negatively impacted our revenues and may continue to do so in the future.

During 2012, the Company's carrier services revenue was negatively impacted not only by seasonal and economic market fluctuations, but also by a general decline in the overall market for international communications as a result of current economic conditions. We were also adversely affected by limits on our ability to provide extended payment terms to larger customers. We anticipate that these revenue growth constraints will be eased as the general economic conditions and the Company’s financial condition improve, but there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

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

We have historically relied upon loans from non-related and related parties, including Marvin Rosen, the Chairman of the Board, to fund our operations. During 2011 we received approximately $2.9 million in new loans from Mr. Rosen. In view of the subordination of our obligations to Mr. Rosen to our senior lenders, we do not expect to receive new loans or additional short term advances from Mr. Rosen to fund any of our future liquidity needs.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without increasing our revenues.

We may not be able to expand our product offerings, client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational, and financial resources and may increase our costs. If we are unable to successfully manage our future growth, continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or achieve profitability

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Our ability to grow our carrier services business is dependent upon market developments and traffic patterns, which may lead us to make expenditures that do not result in increased revenues.

Our purchase of network equipment and software will be based in part on our expectations concerning future revenue growth and market developments. As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software, and to add additional employees. To a lesser extent our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our switching systems, gateways, routers and other related systems. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly.

Changes in technology and service offerings could affect the ability of our Business Services segment to compete in the marketplace for business telecommunications services.

Our Business Services segment is subject to rapid and significant changes in technology, particularly in the emerging areas of unified communications, cloud services and cloud computing. Our industry has evolved significantly in these areas over the past few years, and will continue to evolve. Emerging technologies could lead to the development of newer, more convenient, more cost-effective or otherwise more attractive services. In addition, the preferences and requirements of business customers are rapidly changing. Our ability to retain current customers and attract new customers may be highly dependent on whether we choose the technologies that will ultimately have the greatest customer acceptance, are able to adopt these new technologies and offer competitive new services when appropriate, or can compete successfully against other service providers that use these new technologies, many of whom may be larger or possess greater financial or technical resources. The development, introduction and marketing of such new services in response to new technologies or new customer demands, may require us to increase our capital expenditures significantly. In addition, new technologies may be protected by patents or other intellectual property laws and therefore may only be available to our competitors and not to us.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

We rely upon certain proprietary rights in our technology, systems and business procedures. If our protection of these rights were to be compromised, it could negatively affect our ability to compete or to achieve our projected business and financial results.

Our ability to compete depends in part upon our proprietary rights in our technology, systems and business procedures. In general, our technology is based on the integration and use of publicly available hardware components, and is therefore afforded little protection under existing patent law. Our software and systems, while developed by us, are generally not unique in such a manner as to allow protection under existing patent law. As a result, we generally rely on a combination of contractual restrictions and the general protection afforded by copyright, trademark and trade secret laws to establish and protect our proprietary rights. Such limited protection could prove insufficient to protect our proprietary rights and thereby subject us to increased competition or impact the business or financial results of our operations.

It is the Company’s policy to require employees, consultants and, when warranted, certain customers and vendors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except under certain specific circumstances. If such policies were to prove ineffective in protecting our confidential information, the results of our business or financial performance could be negatively impacted.

The U.S. Patent and Trademark Office has granted Fusion federal registration for two trademarks, and Federal registration of those trademarks will be effective for as long as we continue to use them and renew their registrations. We are also in the process of registering additional trademarks, although there can be no assurance that our effort to register these trademarks will be successful. Fusion does not generally register any of its copyrights with the U.S. Copyright Office, but relies on the protection afforded to such copyrights by the U.S. Copyright Act, which provides protection to authors of original works whether published or unpublished and whether registered or unregistered.

Breaches in our network security systems may hurt our ability to deliver services and our reputation and result in liability.

We could lose clients or expose ourselves to liability if there are any breaches to our network security systems that jeopardize or result in the loss of confidential information stored in our computer systems. Since our inception, we have experienced two known breaches of network security, which resulted in a temporary failure of certain network operations, but did not result in any losses of confidential customer information or material financial losses. However, a future network security breach could harm our ability to deliver certain services, damage our reputation or subject us to liability.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

We are dependent on third party equipment suppliers for equipment, software and hardware components, including Cisco, Genband (Nextone), BroadSoft, Dialogic (Veraz) and Global Convergence Solutions. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources of supply if and as required, it could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

Generally, in the U.S. our products and services are subject to varying degrees of federal, state and local regulation, including regulation by the Federal Communications Commission (“FCC”) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications and/or regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

We cannot assure you that the applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing and/or terms and conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs. We have in the past been delinquent in certain filing and reporting obligations including, but not limited to, filings with the FCC and Universal Service Fund (“USF”) reports and payments. However, we have worked with these various federal and state regulatory agencies to complete the outstanding filings and have resolved the outstanding payment issues.

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

A large percentage of our carrier services revenues are provided by a limited number of customers. Specifically, our five largest customers accounted for approximately 52% and 47% of our revenues for the years ended December 31, 2012 and December 31, 2011, respectively. The terms of our customer agreements do not bind the customer contractually to continue using our services and if our business with these customers were to significantly decrease or cease altogether, it could have a negative impact on our revenues and cash flow.

If we do not retain our executive officers and senior management, or if we do not continue to attract and retain qualified personnel and independent sales agents, our ability to execute our business plan could be adversely affected.

Our existing executive officers and senior management have extensive experience in the telecommunications industry, as well as many years of working together as an integrated management team directing our day-to-day operations. As a result, we are dependent on those individuals and the loss of the services of one or more of these individuals could impair our ability to execute our strategy or achieve our business and financial objectives.

We have entered into employment agreements with Matthew Rosen, our Chief Executive Officer, and with Jonathan Kaufman, the President of our Business Services segment. We do not have employment agreements with any of our other executive officers of senior management.

We face competition for qualified personnel, including management, technical, financial and sales personnel. We also rely on independent sales agents to market and sell our services. If we are unable to attract and retain experienced and motivated personnel, including independent sales agents, the growth of our business or the effectiveness of our day-to-day operations may be impacted and we may not be able to grow our customer base or to achieve our business or financial objectives.

Risks Related to our Common Stock

Although our shares are widely dispersed, two voting blocs may influence the outcome of matters submitted to a vote of our stockholders; and the interests of these voting blocs may differ from other stockholders.

West End Special Opportunity Fund II, LP (“West End”) currently beneficially owns approximately 19.9 million shares, or 8.2%, of our outstanding voting stock, and is the second largest single voting bloc in the Company. Additionally, our directors and executive officers as a group are currently the beneficial owners of approximately 79.9 million shares, or 30.3% of our voting stock. As a result, while neither West End nor our directors and officers as a group have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enables both groups to influence the outcome of these matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of the holders of these voting blocs may differ from those of other stockholders.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

As of March 25, 2013, there were 178,250,533 Shares outstanding and 70,127,091, 87,046,889 and 8,817,973 Shares reserved for issuance upon conversion of outstanding preferred stock, exercise of outstanding warrants and exercise of outstanding options, respectively. The issuance of our Shares upon the exercise of stock options or warrants, or conversion of preferred stock, will increase the number of our publicly traded shares, which could depress the market price of our Shares.

The perceived risk of dilution may cause our stockholders to sell their Shares, which would contribute to a downward movement in the stock price of our Shares. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our Shares. By increasing the number of Shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our Shares

We could use preferred stock to fund operations or resist takeovers, and the issuance of preferred stock may cause additional dilution.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

ITEM 2.  PROPERTIES.

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of the Company’s leased offices and space as of December 31, 2012.

Location	Lease Expiration	Annual Rent	Purpose	Approx. Sq. Ft.
420 Lexington Avenue, Suite 1718, New York, New York 10170	October 2015	$487,000	Lease of principal executive offices	9,000
75 Broad Street, New York, New York 10007	November 2015	$485,000	Lease of network facilities	9,274
155 Willowbrook Boulevard, Wayne, NJ 07470	October 2017	$156,000	Lease of network facilities and office space	10,715
1475 W. Cypress Creek Road, Suite 204, Fort Lauderdale, Florida 33309	August 2014	$150,000	Lease of network facilities and office space	9,716

We believe that the Company’s leased facilities are adequate to meet our current and future needs.

ITEM 3. LEGAL PROCEEDINGS.

On March 12, 2013, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 58738/13), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. The Company intends to contest and dispute the claims set forth in the foregoing Petition. However, due to the uncertainties of litigation and other unknown factors, there can be no assurances that the Company will be able to reach a favorable resolution to this proceeding.

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s operations or financial condition. In addition, due to the regulatory nature of the telecommunications industry, the Company periodically receives and responds to various inquiries from state and federal regulatory agencies. Management does not expect the outcome of any such claims, legal actions or regulatory inquiries to have a material impact on the Company’s liquidity, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “FSNN.” The following tables list the high and low sales prices for the Company’s common stock for each fiscal quarter during the two preceding fiscal years.

Year Ended December 31, 2012	High	Low
First Quarter	$0.21	$0.05
Second Quarter	$0.17	$0.06
Third Quarter	$0.16	$0.06
Fourth Quarter	$0.17	$0.05

Year Ended December 31, 2011
First Quarter	$0.10	$0.06
Second Quarter	$0.12	$0.07
Third Quarter	$0.11	$0.07
Fourth Quarter	$0.10	$0.06

The market price for the Company’s common stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders of Record

As of December 31, 2012, there were approximately 424 shareholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

On March 28, 2013, we entered into subscription agreements with 13 accredited investors, under which the Company issued an aggregate of 11,024,351 shares of common stock and five-year warrants to purchase 5,512,176 shares of the Company’s common stock for aggregate consideration of $0.9 million. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to closing. The Offering was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) and Rule 506 of Regulation D thereunder. Also on March 28, 2013, Marvin Rosen converted $125,000 of indebtedness into 1,574,308 shares of common stock and received warrants to purchase 787,154 shares of the Company’s common stock. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

OVERVIEW

Our Business

We are an international telecommunications carrier delivering value-added communications solutions to businesses and carriers in the United States and throughout the world. Through our Business Services business segment, we offer a full portfolio of Unified Communications and cloud services, including Voice over Internet Protocol (“VoIP”) solutions, private network services, broadband Internet access, a variety of cloud services and other advanced services. Our Business Services business segment focuses on small, medium, and large enterprises headquartered in the United States, but with the ability to serve their global communications needs and to provide service virtually anywhere in the world. Through our Carrier Services business segment, we offer domestic and international voice termination services to carriers throughout the world, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. These services utilize VoIP termination, as well as traditional TDM technology. We have focused on growing our existing carrier customer base, which was primarily U.S.-based, through the addition of new international customers. We have also focused on expanding the Company’s vendor base through the addition of direct VoIP termination arrangements to new countries and emerging markets.

Although we believe that the Carrier Services business segment continues to be of significant value to our long term strategy, our growth strategy is focused primarily on the higher margin Business Services business segment and marketing to small and mid-sized businesses, as well as larger enterprises, using both our direct and partner distribution channels. This will allow us to continue to increase the percentage of the Company’s total revenues contributed by the Business Services business segment. We believe that this will complement the Company’s Carrier Services business segment by providing higher margins and a more stable customer base.

On October 29, 2012, through our wholly owned subsidiary, Fusion NBS Acquisition Corp (“FNAC”), we completed the acquisition of Network Billing Systems, LLC and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”). NBS is a Unified Communications and cloud services provider offering a wide range of hosted voice and data products, as well as Internet, data networking and cloud services solutions to small, medium and large businesses in the United States. For the year ended December 31, 2011, the acquired business had revenues of approximately $26.5 million and net income of approximately $3.1 million.

The aggregate purchase price for the outstanding membership interests of NBS and the assets of ISG, net of assumed liabilities, was $19.6 million (the “Purchase Price”), consisting of $17.75 million in cash, $0.6 million to be evidenced by promissory notes payable to the sellers of the NBS membership interests (the “Seller Notes”) and 11,363,636 shares of our restricted common stock valued at $1.25 million. The Seller Notes bear interest at the rate of 3% per annum and are payable in 14 equal monthly installments commencing January 31, 2013. The Purchase Price has been adjusted for certain working capital measurements described in the Purchase Agreements. The cash portion of the Purchase Price was largely financed through the issuance of $16.5 million of senior notes by FNAC (see “Liquidity and Capital Resources”).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Effective as of the date of the acquisition, NBS became our wholly-owned subsidiary, and we are integrating our pre-acquisition Business Services business segment with NBS’ current business. In connection with our acquisition of NBS, we entered into an Employment and Restrictive Covenant Agreement with Jonathan Kaufman, the founder and principal operating officer of NBS, and Mr. Kaufman became the President of our combined Business Services business segment.

We manage our business segments based on gross profit and margin, which represents net revenue less the cost of revenue, and on net profitability. Although our infrastructure is largely built to support both business segments and all of our products, many of the infrastructure costs, selling, general and administrative expenses (“SG&A”) and capital expenditures can be specifically associated with one of our two business segments. The majority of our operations, engineering, information systems and support personnel are assigned to either the Business Services or Carrier Services business segment for segment reporting purposes, while a relatively small number of personnel are allocated to both segments as appropriate. We expect that significant synergistic opportunities will arise as we integrate the NBS business with our existing Business Services business segment.

Our Performance

Revenues for the year ended December 31, 2012 were $44.3 million, an increase of $1.9 million, or 4.6%, compared to the year ended December 31, 2011. Our operating loss for 2012 was $4.8 million, compared to $4.3 million in 2011. The increase was mainly due to increases in SG&A in 2012 and amortization of the intangible assets acquired in the NBS transaction. Net loss attributable to common stockholders was $5.6 million in 2012, compared to $4.9 million in 2011.

Our Outlook

Our ability to grow our business, fully implement our business plan and achieve profitability is dependent upon our ability to raise significant amounts of additional capital. We require additional capital to support our Carrier Services business, specifically for capital expenditures required to expand our voice termination capacity, to implement a new automated system for the administration of routing and rates and for the working capital necessary to optimize the terms under which we buy from our vendors and sell to our customers. We also require additional capital to support our Business Services segment, mainly for capital expenditures and other expenses associated with the development of new products and services. We believe that if we are able to obtain the necessary capital we will be able to compete effectively in both of our business segments.

RESULTS OF OPERATIONS

Our consolidated results of operations for the year ended December 31, 2012 include the results of NBS subsequent to the October 29, 2012 acquisition date. As a result, many components of our results of operations for the year ended December 31, 2012, particularly with respect to our Business Services segment, are not comparable to the prior year. The following table summarizes our results of operations for the years ended December 31, 2012 and 2011:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

	2012		2011
Revenues	$44,287,509	100.0%	$42,350,640	100.0%
Cost of revenues, exclusive of depreciation and amortization	37,662,371	85.0%	38,067,888	89.9%
Gross profit	$6,625,138	15.0%	$4,282,752	10.1%
Operating expenses:
Depreciation and amortization	998,789	2.3%	516,892	1.2%
Loss on impairment of intangibles	-	0.0%	163,126	0.4%
Selling general and administrative	10,438,967	23.6%	7,912,298	18.7%
Total operating expenses	11,437,756	25.8%	8,592,316	20.3%
Operating loss	(4,812,618)	-10.9%	(4,309,564)	-10.2%
Interest expense, net of interest income	(611,990)	-1.4%	(201,183)	-0.5%
Other income, net of other expenses	176,020	0.4%	46,319	0.1%
Total other (expenses) income	(435,970)	-1.0%	(154,864)	-0.4%
Loss from continuing operations	$(5,248,588)	-11.9%	$(4,464,428)	-10.5%

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenues

Consolidated revenues were $44.3 million for the year ended December 31, 2012, as compared to $42.4 million for the year ended December 31, 2011, an increase of $1.9 million, or 4.6%. Carrier services revenue of $37.5 million represents a decrease of $2.7 million, or 6.7%, from a year ago, as the 49% increase in number of minutes transmitted over our network was more than offset by a 37% decrease in the blended rate per minute of traffic terminated. In addition, Carrier Services revenue was severely impacted by Hurricane Sandy in the fourth quarter of 2012, as a result of which our network was significantly impaired for several days due to loss of power, and it took most of the fourth quarter to restore the traffic to levels we were experiencing before the storm. We have filed a business interruption insurance claim with our insurance carrier, however there can be no assurances as to the amount we will be able to recover under our insurance coverage.

Revenues for the Business Services segment increased by $4.6 million to $6.8 million for the year ended December 31, 2012, as compared to $2.2 million for the year ended December 31, 2011 due to the acquisition of NBS, which contributed $4.5 million of revenues to our results of operations in 2012.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $37.7 million for the year ended December 31, 2012, as compared to $38.1 million for the year ended December 31, 2011. The decrease is due to a lower blended rate for the cost of traffic we terminated on our network in 2012 as compared to 2011, largely offset by cost of revenues pertaining to NBS. Consolidated gross margin was 15.0% in the year ended December 31, 2012, compared to 10.1% in in the year ended December 31, 2011. The increase is mainly due to the higher mix of Business Services revenue in 2012 resulting from the NBS acquisition. We expect this trend to continue in 2013 and beyond as revenues from the Business Services segment will comprise a larger proportion of our consolidated revenues. The gross margin on NBS revenues was 50.7% in 2012.

Gross margin for the Carrier Services segment was 9.1% for the year ended December 31, 2012, compared to 8.6% in the year ended December 31, 2011, as the 6.7% decrease in revenue was accompanied by a 7.1% decrease in cost of revenues due to lower rates. Gross Margin for the Business Services segment was 46.8% in 2012, compared to 36.5%, in 2011. The increase is due to the NBS acquisition, as NBS generates gross margins that are significantly higher than our pre-acquisition Business Services segment.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million to $1.0 million during the year ended December 31, 2012 from $0.5 million for the year ended December 31, 2011, mainly due to $0.4 million of amortization expense related to intangible assets acquired in the NBS transaction and intangibles and depreciation expense on fixed assets at NBS, partially offset by lower depreciation expense on fixed assets related to our Carrier Services business segment.

During the year ended December 31, 2011, we recorded an impairment charge in the amount of $0.2 million related to the Company’s trademark intangible assets, with no comparable amount for the year ended December 31, 2012.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

SG&A

SG&A increased by $2.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our 2012 results reflect SG&A expenses attributable to NBS in the amount of $1.5 million, which are comprised primarily of personnel related expenses and commissions earned by third party agents who sell NBS’ products and services. SG&A also includes an adjustment to reduce our sales and use tax accrual and corresponding expense in the amount of $0.1million, with a comparable amount of $0.4 million in 2011. Personnel related expenses also increased by $0.4 million in 2012, of which $0.1 million was stock-based compensation expense, and we incurred professional fees associated with the NBS transaction in the amount of $0.2 million. SG&A for the years ended December 31, 2012 and 2011 include advertising and marketing expense of $23,000 and $15,000, respectively.

Operating Loss

Our operating loss increased by $0.5 million, or 11.7%, to $4.8 million for the year ended December 31, 2012, as the $2.3 million increase in gross profit was more than offset by increases in SG&A and depreciation and amortization expense.

Interest Expense

Interest expense increased by $0.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase is due to $0.3 million of interest associated with the senior debt we incurred to finance the NBS transaction, and an additional $0.1 million of non-cash interest expense in connection with the amortization of the discount on the senior debt and deferred financing fees. These amounts will increase significantly in future years as annual interest expense on the senior debt is expected to be approximately $1.8 million and amortization of debt discount and deferred financing fees is expected to be approximately $0.5 million.

Other Income

Other income, net of other expenses, for the year ended December 31, 2012 includes a gain on the change in fair value of a derivative liability recognized in connection with the warrants we issued to our senior lenders in the amount of $0.8 million. This amount was largely offset by a loss on the sale of accounts receivable of $0.3 million and a loss on the extinguishment of debt in the amount of $0.3 million related to warrants we issued in connection with the conversion of indebtedness of the Company into equity. There were no comparable amounts in the year ended December 31, 2011 to any of the foregoing items except for the loss on sale of accounts receivable of approximately $52,000, which was more than offset by a gain on the settlement of a vendor liability in the amount of $75,000.

Discontinued Operations

Discontinued Operations pertains to our former consumer segment that we exited in 2009. For the year ended December 31, 2012, we recorded a gain of approximately $41,000 resulting from a change in estimate of remaining liabilities associated with the discontinued business segment. During the year ended December 31, 2011 we recorded a gain from discontinued operations of approximately $10,000, which was mainly the result of cash received for certain customer receivables pertaining to this segment that had previously been written off.

Net Loss

Net loss increased $0.8 million to $5.2 million for the year ended December 31, 2012, from $4.4 million for the year ended December 31, 2011, mainly due to the increases in operating loss and interest expense.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses. In addition, we have yet to generate positive cash flow from operations. As of December 31, 2012, we had a stockholders’ deficit of $6.1 million, as compared to $10.6 million at December 31, 2011, and a working capital deficit of $8.0 million, as compared to $12.0 million at December 31, 2011. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months. We will be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed. In the event that we are unable to secure the necessary funding to meet our working capital requirements and payment obligations, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets or possibly curtail some of our operations.

We have historically relied upon loans from related and non-related parties, primarily Marvin Rosen, our Chairman of the Board of Directors, and the sale of our equity securities to fund our operations. During fiscal 2012, we relied primarily on the sale of our accounts receivable, including unbilled receivables, under our agreement with Prestige Capital Corporation (“Prestige”), as well as the sale of our equity securities. As of December 31, 2012 approximately $2.4 million of our outstanding accounts receivable had been sold to Prestige.

From January 1, 2012 through September 30, 2012, we raised approximately $1.1 million from the sale of our common stock through private placement financings. In October of 2012 we entered into subscription agreements with 91 accredited investors pursuant to which we issued 6,027.75 shares of newly designated Series B-1 Preferred Stock and warrants to purchase 22,013,915 shares of our common stock and received gross proceeds of $6.0 million (the “October 2012 Offering”). Each share of Series B-1 Preferred Stock has a Stated Value of $1,000 and, subject to the other terms of the Series B-1 Preferred Stock as more fully described in note 14 to the consolidated financial statements accompanying this report, the Series B-1 Preferred Stock issued in the October 2012 Offering is convertible into an aggregate of 55,034,647 shares of the our common stock.

The October 2012 Offering was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) and Rule 506 of Regulation D thereunder. The Company incurred approximately $295,000 of expenses, including commissions and legal fees, related to the offering. The net proceeds of approximately $5,732,000 were used to:

●	Repay the $250,000 loan we received on September 17, 2012 from two of our directors.
●	Repay the $300,000 loan we received on June 22, 2012 from an unrelated party.
●	Repay approximately $173,000 in satisfaction of all amounts due to the issuer of a letter of credit for the unsecured portion of the letter of credit that had been drawn down in 2011.
●	Fund a portion of the purchase price of the NBS acquisition transaction.
●	Provide $500,000 of working capital funding to NBS; and
●	For general corporate purposes.

During the year ended December 31, 2012, we received $236,000 of new loans from Mr. Rosen, all of which were repaid during the year.

On October 29, 2012 we completed the acquisition of NBS. Contemporaneously with the completion of the acquisition transaction, we entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA the we sold the Lenders (a) five-year senior notes in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually (the “Series A Notes”), and (b) five-year senior notes in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually (the “Series B Notes” and, collectively, the “Senior Notes”). The proceeds from the sale of the Senior Notes were used to finance the majority of the cash portion of the purchase price of NBS.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Each of the Senior Notes provides for the payment of interest on a monthly basis commencing October 31, 2012. The Series A Notes provide for monthly principal payments in the amount of $52,083 each, beginning September 30, 2013, with the outstanding principal balance being due and payable on October 27, 2017. The outstanding principal balance of the Series B Notes becomes due and payable on October 27, 2017.

The obligations to the Lenders are secured by first priority security interests on all of the assets of NBS, as well as the capital stock of each of our direct and indirect subsidiaries, and by second priority security interests in the accounts receivable and other assets of our Carrier Services business segment. The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the Senior Notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by NBS. The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes. We do not have the financial resources to repay the Senior Notes in the event of a default and acceleration of indebtedness. As of December 31, 2012 we were in compliance with the financial covenants set forth in the SPA. We incurred approximately $554,000 of expenses related to this transaction, including a transaction fee paid to the Lenders in the amount of $330,000.

In conjunction with the sale of the Senior Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination agreement with us and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Notes and our other obligations to the Lenders. In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”). The New Rosen Note is unsecured, pays interest monthly at an annual rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full. In view of the subordination of our obligations to Mr. Rosen to those of the Lenders, we do not expect to receive new loans or additional short term advances from Mr. Rosen to fund our future liquidity needs.

While NBS has historically generated positive cash flow from operations and we believe that with the acquisition of NBS we will be able to generate positive cash flow from operations on a consolidated basis, the terms of the SPA prohibit any cash distributions from NBS to us.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige, whereby we may sell certain of our accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow. Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within three business days after Prestige receives payment on the receivables, which generally have 15 to 30 day terms. Since the fourth quarter of fiscal 2011 through the date of this report, this arrangement has been our primary source of liquidity, and we expect that we will continue to utilize the agreement with Prestige to supplement our working capital needs until such time as we can consummate a traditional working capital line of credit. In connection with the issuance of the Senior Notes, Prestige and the Lenders entered into an agreement establishing priorities among them and reached certain agreements as to enforcing their respective rights against the Company.

Prestige also provided us with an advance of $208,000 at the time we entered into this agreement. The outstanding balance on this advance was approximately $103,000 at December 31, 2011, and this balance was paid in full as of March 31, 2012. On July 13, 2012, we received an additional advance of $100,000 which was paid in 8 consecutive weekly installments of $12,500, plus an advance fee of $6,000, and we may receive similar advances on similar terms from time to time during 2013, although Prestige is under no obligation to make such advances. The Prestige agreement is currently due to expire on September 15, 2013 but automatically renews for additional nine month periods unless either party receives written notice of cancellation within 60 days prior to the scheduled expiration date. For as long as the agreement is in effect, Prestige will continue to have a first priority lien on the accounts receivable of our Carrier Services business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

A summary of the Company’s cash flows for the periods indicated is as follows:

	Year Ended December 31,
	2012	2011
Cash from continuing operations:
Cash used in operating activities	$(3,360,642)	$(3,461,117)
Cash used in investing activities	(18,632,384)	(146,528)
Cash provided by financing activities	22,534,683	3,654,862
Increase in cash and cash equivalents from continuing operations	541,657	47,217
Cash used in discontinued operations	(1,490)	(64,540)
Net increase (decrease) in cash and cash equivalents	540,167	(17,323)
Cash and cash equivalents, beginning of period	3,047	20,370
Cash and cash equivalents, end of period	$543,214	$3,047

Cash used in operating activities was $3.4 million during the year ended December 31, 2012, compared to $3.5 million in the year ended December 31, 2011. The following table illustrates the primary components of our cash flows from operations:

	2012	2011
Loss from continuing operations	$(5,248,588)	$(4,464,428)
Non-cash expenses, gains and losses	1,299,330	980,414
Accounts receivable	813,380	(193,995)
Accounts payable and accrued expenses	(103,042)	275,530
Other	(121,723)	(58,638)
Cash used in operating activities	$(3,360,643)	$(3,461,117)

Cash used in investing activities was $18.6 million for the year ended December 31, 2012, compared to $0.1 million for the year ended December 31, 2011. We paid $17.3 million of cash, net of cash acquired, for the NBS acquisition, and $1.0 million of cash became restricted under the terms of the Senior Notes. Capital expenditures amounted $0.4 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. We expect that capital expenditures at NBS will exceed $1 million in 2013.

Cash provided by financing activities was $22.5 million for the year ended December 31, 2012, as compared to $3.7 million for the year ended December 31, 2011. During 2012 we raised $6.9 million from the sale of our equity securities and issued the Senior Notes in the principal amount of $16.5 million to finance the NBS acquisition. We also made debt repayments to unrelated parties of approximately $0.6 million during 2012. During 2011 we raised approximately $1.1 million from the sale of our equity securities, incurred net new borrowings from Marvin Rosen of approximately $2.9 million and made approximately $0.5 million of debt repayments to unrelated parties.

Sources of Liquidity

As of December 31, 2012, our consolidated cash balance was approximately $0.5 million (exclusive of the $1.0 million of cash that is restricted under the terms of the Senior Notes and is reflected as restricted cash in our consolidated balance sheet as of December 31, 2012), substantially all of which was held by NBS and is subjected to the restricted payment provisions of the Senior Notes, and accounts receivable of approximately $2.9 million, $2.0 million of which was at NBS. Our long-term liquidity is dependent on our ability to generate positive cash flows from operations in both of our business segments. We cannot predict if and when we will be able to attain positive cash flows from operations in our Carrier Services business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

Debt Service Requirements

During the year ended December 31, 2012, we repaid $0.6 million of indebtedness held by unrelated parties. For 2013, we expect to make debt service payments on our Senior Notes totaling $2.0 million, payments under the Seller Notes of approximately $0.5 million and payments under equipment financing obligations of $0.1 million.

At December 31, 2012, we had obligations to Marvin Rosen, including the New Rosen Note, aggregating $4.4 million which are payable 60 days after the Senior Notes are repaid in full. Effective as of October 29, 2012, Mr. Rosen was entitled to monthly interest payments on these obligations at a rate of 7% per annum, and such payments are permitted under the subordination agreement with the Lenders. As of the date of this report we have not made any interest payments to Mr. Rosen.

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

Revenue Recognition

Our revenue is primarily derived from usage fees charged to other telecommunications carriers and to other businesses that terminate voice traffic over our network, and from the monthly recurring fees charged to customers that purchase our business products and services.

Variable revenue is earned based on the length (measured in minutes of duration) of a call. It is recognized upon completion of the call, and is adjusted to reflect customer billing adjustments. Revenue for each customer is calculated from information received through our network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us with the ability to complete a timely and accurate analysis of revenue earned in a period. We believe that the nature of this process is such that recorded revenues are unlikely to be revised in the future.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Cost of Revenues

Cost of revenues is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for the Company’s carrier and business customers. The majority of the Company’s cost of revenues is thus variable, based upon the number of minutes actually used by the Company’s customers and the destinations they are calling. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company’s network switch. During each period, the call activity is analyzed and an accrual is recorded for the revenues associated with minutes not yet invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

Fixed expenses reflect the costs associated with connectivity between the Company’s network infrastructure, including its New York switching facility, and certain large carrier customers and vendors. In addition, fixed expenses include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services for business customers and the cost of broadband Internet access used to provide service to both carrier and business customers.

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. We recorded an impairment charges related to our Efonica trademarks of approximately $163,000 in the year ended December 31, 2011.

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

Property and Equipment

In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years. During the year ended December 31, 2012, we capitalized costs pertaining to the development of internally used software in the approximate amount of $151,000.

Recently Issued Accounting Pronouncements

During the years ended 2012 and 2011, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements. Management does not believe there are any recently issued, but not yet effective, accounting pronouncements that, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

As of December 31, 2012, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Our management, with the participation of our Chief Executive Officer and President, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives. Our Chief Executive Officer and President do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving the Company’s stated goals under all potential future conditions.

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

Management assessed the effectiveness of Fusion’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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
3.1(f)
Certificate of Designations of Preferences, Rights and Limitations of Series B-1 Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

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

10.39	Form of Subscription Agreement (5)
10.40	Form of Warrant (5)
10.41	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation (10)
10.42	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (11)
10.43
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (11)

10.44
Forbearance and Settlement Agreement between the registrant and TD Bank, N.A., as successor by merger to Commerce Bank, N.A., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 14, 2013 and incorporated herein by reference.

10.45
Amendment No. 1 dated June 6, 2013 to the Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference.

10.46
Amendment No. 1 dated June 6, 2013 to the Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust , filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference.

10.47
Amendment No. 2 dated August 20, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (12)

10.48
Amendment No. 2 dated August 20, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (12)

10.49
Amendment No. 3 dated September 21, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (12)

10.50
Amendment No. 3 dated September 21, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (12)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

10.51
Amendment No. 4 dated October 24, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (12)

10.52
Amendment No. 4 dated October 24, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (12)

10.53	Promissory Note dated October 29, 2012 payable to the LK Trust (12)
10.54	Promissory Note dated October 29, 2012 payable to Jonathan Kaufman (12)
10.55	Employment and Restrictive Covenant Agreement dated October 29, 2102 between the Registrant and Jonathan Kaufman (12)
10.56	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (12)
10.57
Securities purchase agreement and security agreement, dated as of October 29, 2012, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent for the Lenders (12)

10.58	Series A Promissory Note dated October 29, 2012 payable to Plexus Fund II (12)
10.59	Series B Promissory Note dated October 29, 2012 payable to Plexus Fund II Series (12)
10.60	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (12)
10.61	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III Praesidian Fund III Series B Note (12)
10.62	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (12)
10.63	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (12)
10.64	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (12)
10.65	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (12)
10.66	Plexus Fund II Common Stock Purchase Warrant dated October 29, 2012 (12)
10.67
Intellectual Property Security Agreement dated as of October 29, 2012 by Fusion Telecommunications International, Inc. and Network Billing systems, LLC, in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (12)

10.68
Intercreditor and Subordination Agreement dated as of October 29, 2012 by and among Marvin Rosen, Fusion Telecommunications International, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (12)

10.69
Intercreditor and Subordination Agreement dated as of October 29, 2012 by and among John Kaufman, Christiana Trust, a division of WSFS Bank, as trustee of the LK Trust, Fusion NBS Acquisition Corp., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (12)

10.70
Intercreditor Agreement dated as of October 29, 2012, by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (12)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

10.71
Pledge Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (12)

10.72
Right of First Refusal Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (12)

10.731	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III (12)
10.732	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III-A (12)
10.733	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., and Plexus Fund II, LP (12)
10.74	Small Business Side Letter dated October 29, 2012 – Plexus Fund II, LP (12)
10.75	Small Business Side Letter dated October 29, 2012– Praesidian Capital Opportunity Fund III-A, LP (12)

14	Code of Ethics of Registrant (8)
21.1	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.
**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.
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

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 25, 2010, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.
(9)	Identical to Certificate of Rights and Preferences of Series A-2 Preferred Stock filed as an exhibit to Form 8-K on May 9, 2007.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: April 1, 2013	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: April 1, 2013	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer, Principal Accounting Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by a majority of our board of directors on the dates indicated.

Signature	Title	Date

/s/ MARVIN S. ROSEN	Chairman of the Board
Marvin S. Rosen		April 1, 2013

/s/ PHILIP D. TURITS	Director
Philip D. Turits		April 1, 2013

/s/ MATTHEW D. ROSEN	Chief Executive Officer and Director
Matthew D. Rosen		April 1, 2013

/s/ E. ALAN BRUMBERGER	Director
E. Alan Brumberger		April 1, 2013

/s/ JACK ROSEN	Director
Jack Rosen		April 1, 2013

/s/ WILLIAM RUBIN	Director
William Rubin		April 1, 2013

/s/ LARRY BLUM	Director
Larry Blum		April 1, 2013

/s/ PAUL C. O’BRIEN	Director
Paul C. O’Brien		April 1, 2013

/s/ MICHAEL J. DEL GIUDICE	Director
Michael J. Del Giudice		April 1, 2013

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. 2012 ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein Kass

Roseland, New Jersey
March 29, 2013

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$543,214	$3,047
Accounts receivable, net of allowance for doubtful accounts of approximately $514,000 and $245,000, respectively	2,924,302	2,400,427
Inventory	341,118	-
Prepaid expenses and other current assets	1,001,449	388,343
Total current assets	4,810,083	2,791,817
Property and equipment, net	2,406,944	831,402
Other assets:
Security deposits	439,741	437,141
Restricted cash	1,026,326	299,536
Goodwill	2,406,269	-
Intangible assets, net	15,396,117	165,578
Other assets	582,947	31,494
Total other assets	19,851,400	933,749
TOTAL ASSETS	$27,068,427	$4,556,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable - non-related parties	$208,333	$292,039
Notes payable - related parties	639,286	4,922,364
Equipment financing obligations	136,392	-
Accounts payable and accrued expenses	10,579,496	9,448,981
Related party payable	1,159,573	-
Current liabilities from discontinued operations	55,000	97,835
Total current liabilities	12,778,080	14,761,219
Long-term liabilities:
Notes payable - non-related parties, net of discount of $1,815,920	14,475,747	-
Notes payable - related parties	4,492,136	-
Equipment financing obligations	102,071	-
Derivative liability	1,066,000	-
Other long-term liabilities	266,132	380,243
Total liabilities	33,180,166	15,141,462
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 11,907
and 5,045 shares issued and outstanding	119	50
Common stock, $0.01 par value, 300,000,000 shares authorized,
178,250,533 and 153,711,350 shares issued and outstanding	1,782,504	1,537,113
Capital in excess of par value	146,760,005	137,325,467
Accumulated deficit	(154,654,367)	(149,447,124)
Total stockholders' deficit	(6,111,739)	(10,584,494)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,068,427	$4,556,968

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011

Revenues	$44,287,509	$42,350,640
Cost of revenues, exclusive of depreciation and amortization shown separately below	37,662,371	38,067,888
Gross profit	6,625,138	4,282,752
Operating expenses:
Depreciation and amortization	998,789	516,892
Loss on impairment of long-lived assets	-	163,126
Selling general and administrative expenses (including approximately
$200,000 and $97,000 of stock-based compensation for
the years ended December 31, 2012 and 2011)	10,438,967	7,912,298
Total operating expenses	11,437,756	8,592,316
Operating loss	(4,812,618)	(4,309,564)
Other income (expenses):
Interest income	11,470	5,107
Interest expense	(623,460)	(206,290)
Other income (expense), net	176,020	46,319
Total other income (expenses)	(435,970)	(154,864)
Loss from continuing operations	(5,248,588)	(4,464,428)
Discontinued operations:
Income from discontinued operations	41,345	9,723
Net loss	$(5,207,243)	$(4,454,705)
Loss applicable to common stockholders:
Loss from continuing operations	$(5,248,588)	$(4,464,428)
Preferred stock dividends in arrears	(403,600)	(470,175)
Net loss from continuing operations applicable to common stockholders:	(5,652,188)	(4,934,603)
Income from discontinued operations	41,345	9,723
Net loss applicable to common stockholders:	$(5,610,843)	$(4,924,880)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinued operations	$0.00	$0.00
Loss per common share	$(0.03)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	166,726,031	141,688,704

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Capital in	Accumulated	Stockholders'
	Shares	$	Shares	$	Excess of Par	Deficit	Deficit

Balance at December 31, 2010	7,295	$73	132,010,498	$1,320,105	$135,613,755	$(144,992,419)	$(8,058,486)
Proceeds from the sale of common stock
and warrants, net of expenses			13,291,167	132,912	932,595		1,065,507
Conversion of notes payable and accrued
interest into common stock and warrants			8,409,685	84,096	604,713		688,809
Conversion of preferred stock into
common stock	(2,250)	(23)	1,801,819	18,018	(17,995)		-
Abandonment of common stock			(1,801,819)	(18,018)	18,018		-
Stock-based compensation					94,381		94,381
Transfer to equity from escrow payable					80,000		80,000
Net loss						(4,454,705)	(4,454,705)
Balance at December 31, 2011	5,045	$50	153,711,350	$1,537,113	$137,325,467	$(149,447,124)	$(10,584,494)
Proceeds from the sale of common stock
and warrants			10,762,718	107,627	1,059,612		1,167,239
Conversion of notes payable and accrued
expenses into common stock and warrants			1,370,372	13,704	146,296		160,000
Proceeds from the sale of preferred stock
and warrants, net of expenses	6,028	60			5,731,535		5,731,595
Issuance of common stock for consideration
previously received			587,912	5,879	(5,879)		-
Issuance warrants associated with conversion
of indebtedness					335,315		335,315
Conversion of notes payable and accrued
expenses into preferred stock and warrants	834	9			833,991		834,000
Common stock issued in connection with
executive employment agreement			454,545	4,545	45,455		50,000
Common stock issued in connection with
acquistion of business			11,363,636	113,636	1,136,364		1,250,000
Issuance of warrant for services rendered					61,920		61,920
Net loss						(5,207,243)	(5,207,243)
Stock-based compensation associated
with stock incentive plans					89,929		89,929
Balance at December 31, 2012	11,907	$119	178,250,533	$1,782,504	$146,760,005	$(154,654,367)	$(6,111,739)

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,207,243)	$(4,454,705)
Income from discontinued operations	(41,345)	(9,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998,789	516,892
Impairment charge - long-lived assets	-	163,126
Loss on disposal of property and equipment	7,483	24,615
Change in fair value of derivative liability	(799,500)	-
Amortization of debt discount and deferred financing fees	66,563	-
Loss on extinguishment of debt	335,315	-
Loss on sale of accounts receivable	334,931	51,654
Bad debt expense	155,995	202,062
Stock-based compensation	199,754	97,065
Settlement of vendor liabilities	-	(75,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	813,380	(193,995)
Inventory	(21,084)
Prepaid expenses and other current assets	11,569	(23,897)
Other assets	1,902	9,082
Security deposits	-	4,581
Accounts payable and accrued expenses	(103,041)	275,530
Other long-term liabilities	(114,110)	(48,404)
Net cash used in operating activities	(3,360,642)	(3,461,117)
Cash flows from investing activities:
Purchase of property and equipment	(377,892)	(139,934)
Cash paid for acquisition, net of cash acquired	(17,253,648)	-
Increase in restricted cash	(1,000,844)	(6,594)
Net cash used in investing activities	(18,632,384)	(146,528)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	1,167,239	1,065,507
Proceeds from notes payable - related parties	486,000	3,219,739
Proceeds from notes payable - non-related parties	16,800,000	208,382
Proceeds from the sale of preferred stock and warrants, net of expenses	5,731,595	-
Payment of deferred financing fees	(570,339)	-
Payments on equipment financing obligations	(1,773)	(2,587)
Repayments of notes payable - related parties	(486,000)	(347,000)
Repayments of notes payable - non-related parties	(592,039)	(489,179)
Net cash provided by financing activities	22,534,683	3,654,862
Net increase in cash and cash equivalents from continuing operations	541,657	47,217
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(1,490)	(64,540)
Net change in cash and cash equivalents:	540,167	(17,323)
Cash and cash equivalents, beginning of year	3,047	20,370
Cash and cash equivalents, end of year	$543,214	$3,047

See note 16 for supplemental disclosure of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Fusion Telecommunications International, Inc. is a Delaware corporation incorporated in September 1997 (“Fusion” and together with its subsidiaries, the “Company”). The Company is a provider of Unified Communications and cloud services, primarily Internet Protocol ("IP")-based digital voice and data communications services, to small and medium sized businesses and other telecommunications carriers. Fusion currently operates in two business segments, Business Services and Carrier Services.

2. GOING CONCERN AND LIQUIDITY

At December 31, 2012, the Company had a working capital deficit of $8.0 million and an accumulated deficit of $154.7 million. The Company has continued to sustain losses from operations. In addition, the Company has not generated positive cash flow from operations since inception, and its current cash resources are not adequate to fund the Company’s operations for the next twelve months. During the year ended December 31, 2012, the Company received $6.9 million through the sale of its equity securities. The Company cannot provide any assurances as to if and when it will achieve profitability or generate positive cash flows from operations. These conditions, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Fusion and its wholly owned and majority-owned subsidiaries (see note 4). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). All material inter-company accounts and transactions have been eliminated in consolidation, and certain prior year balances have been reclassified to conform to the current presentation.

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

The Company’s revenue is primarily derived from usage fees charged to other telecommunications carriers that terminate voice traffic over the Company’s network, and from the monthly recurring fees charged to customers that purchase the Company’s business products and services.

Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration. It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for billing adjustments. Revenue for each customer is calculated from information received through the Company’s network switches. The Company’s customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates. This software provides the Company with the ability to complete a timely and accurate analysis of revenue earned in a period. The Company believes that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

Cost of Revenues
Cost of revenues is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for the Company’s carrier and business customers. The majority of the Company’s cost of revenues is thus variable, based upon the number of minutes actually used by the Company’s customers and the destinations they are calling. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company’s network switch. During each period, the call activity is analyzed and an accrual is recorded for the revenues associated with minutes not yet invoiced. This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.

Fixed expenses reflect the costs associated with connectivity between the Company’s network infrastructure, including its New York switching facility, and certain large carrier customers and vendors. In addition, fixed expenses include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services for business customers and the cost of broadband Internet access used to provide service to both carrier and business customers.

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

The Company has an agreement to sell certain of its accounts receivable under an arrangement with a third party (see note 5). These transactions qualify as sales of financial assets under the criteria outlined in Accounting Standards Codification Topic (“ASC”) 860, Transfers and Servicing, in that the rights, title and interest to the receivables are transferred. As a result, the Company accounts for the sales of its accounts receivable by derecognizing them from its consolidated balance sheet as of the date of sale and recording a loss on sale at the time the receivables are sold for the difference between the book value of the receivables sold and their respective purchase price.

Inventory
Inventory consists primarily of switches, routers, handsets and ancillary items and is recorded at the lower of cost or market value. The cost of inventory shipped to customers for which the Company retains title is amortized over a period of two years and is reflected in cost of sales.

Fair Value of Financial Instruments
The carrying amounts of the Company’s assets and liabilities approximate their fair value presented in the accompanying consolidated balance sheets, due to their short maturities.

Intangible Assets and Goodwill
Intangible assets at December 31, 2012 pertain to a trade name and trademark, a non-compete agreement, proprietary technology, customer contracts and a below-market lease, all of which were acquired in the acquisition transaction described in note 4. In determining fair value, the Company uses standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. The income approach involves estimating the present value of the subject asset’s future cash flows by using projections of the cash flows that the asset is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. In 2011, intangible assets consisted primarily of the trade name and trademarks related to Efonica FZ, LLC (“Efonica”), which were fully amortized at December 31, 2012 (see note 6).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The Company recognized $2.4 million in goodwill in the year ended December 31, 2012 (see note 4).

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company recorded an impairment charge related to its Efonica trademarks of approximately $163,000 in the year ended December 31, 2011.

Impairment testing for goodwill is performed annually in the Company’s fourth fiscal quarter. The Company has the option to perform a qualitative assessment to determine if the fair value of the entity is less than its carrying value. However, the Company may elect to perform an impairment test even if no indications of a potential impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has determined that its reporting units are its operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available. Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value, which is the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets. If the implied fair value of goodwill is less than its carrying amount, an impairment is recognized.

The Company did not perform an impairment test on the goodwill acquired on October 29, 2012 (see note 4), due to the proximity of the transaction to the Company’s fiscal year-end and the allocation of the purchase price to the fair value of assets and liabilities as of the acquisition date.

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

The Company capitalizes a portion of its payroll and related costs for the development of software for internal use and amortizes these costs over three years. During the year ended December 31, 2012, the Company capitalized costs pertaining to the development of internally used software in the approximate amount of $151,000.

Derivative Financial Instruments
The Company accounts for warrants issued in conjunction with the issuance of debt in accordance with the guidance contained in ASC 815. For warrant instruments that are not deemed to be indexed to the Company’s own stock, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations (see notes12 and 22) . The fair value of the warrants has been estimated using a Black-Scholes valuation model and the Company’s quoted market price.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

Advertising and Marketing
Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services. Advertising and marketing expenses were approximately $23,000 and $15,000 for the years ended December 31, 2012 and 2011, respectively.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 and 2011. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2009 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011, the Company recognized no adjustments for uncertain tax positions.

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

	2012	2011
Warrants	89,974,479	47,615,186
Stock options	8,864,261	6,634,261
Convertible preferred stock	70,064,862	7,021,512
	168,903,602	61,270,959

The net loss per common share calculation includes a provision for preferred stock dividends in the amount of $403,600 and $470,175 for the years ended December 31, 2012 and 2011, respectively. However, no cash dividend had been declared by the Board of Directors for any of the years presented. The dilutive securities in the year ended 2012 include preferred stock convertible into 62,672,008 shares of common stock and warrants to purchase 25,068,862 shares of common stock that contain a provision that prohibits their conversion or exercise until the Company files an amendment to its Certificate of Incorporation to increase the number of shares which it is authorized to issue sufficient to permit the preferred stock and warrants to be converted and exercised, respectively (see note 14). The Company filed the Certificate of Amendment on February 21, 2013 (see note 24).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

Discontinued Operations
The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of the discontinued component through the date of disposition, including any gains or losses on disposition, are aggregated and presented in the consolidated statement of operations as gain (loss) on discontinued operations. See note 10 for additional information regarding discontinued operations.

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

For the years ended December 31, 2012 and 2011 the Company recognized stock-based compensation expense of approximately $200,000 and $97,000, respectively, comprised of the following:

	2012	2011
Expenses associated with stock options granted to employees and directors	$89,929	$97,000
Common stock issued in connection with an employment agreement	50,000	-
Common stock or warrants issued or issuable for services rendered	59,825	-
	$199,754	$97,000

Stock-based compensation is included in selling, general, and administrative expenses in the consolidated statements of operations and, with respect to stock option expense, has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	2012	2011
Dividend yield	0.00%	0.00%
Stock volatility	138%	151%
Average Risk-free interest rate	1.74%	1.83%
Average option term (years)	3-4	3-4

Recently Adopted and Issued Accounting Pronouncements
During the years ended 2012 and 2011, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements. Management does not believe there are any recently issued, but not yet effective, accounting pronouncements that, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

4. ACQUISITION

On October 29, 2012, the Company, through its wholly-owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”), completed the acquisition of all of the issued and outstanding membership interests of Network Billing Systems, LLC (“NBS”) and substantially all of the assets of NBS’ affiliate, Interconnect Services Group II LLC (“ISG”), and thereby acquired the business operated by NBS and ISG (“NBS” or the “Acquired Business”). Definitive agreements to purchase the Acquired Business had been entered into on January 30, 2012, and were amended on June 6, 2012, August 20, 2012, September 21, 2012 and October 24, 2012 (the “Purchase Agreements”).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

The Acquired Business is a Unified Communications and cloud services provider offering a wide range of hosted voice and data services, Internet and data network solutions to small, medium and large businesses in the United States. The acquisition of NBS added approximately 4,500 customer locations to the Company’s Business Services segment, and is part of the Company’s strategy to increase the percentage of the Company’s total revenues contributed by the Business Services business segment, which generally operates at higher profit margins than does the Company’s Carrier Services business segment. In accordance with the terms of the Purchase Agreements, the Company purchased the Acquired Business, including approximately $496,000 of cash and the assumption of certain related liabilities. The aggregate purchase price for the outstanding membership interests of NBS and the assets of ISG, net of the assumed liabilities, was $19.6 million (the “Purchase Price”), consisting of $17.75 million in cash, $0.6 million to be evidenced by promissory notes payable to the sellers of the NBS membership interests (the “Seller Notes”) and 11,363,636 shares of restricted common stock of Fusion valued at $1.25 million. The purchase price has also been adjusted for an additional amount payable to the sellers of approximately $1,129,000 following the application of certain working capital measurements described in the Purchase Agreements. This amount is reflected in Related party payable on the Company’s consolidated balance sheet as of December 31, 2012. The Seller Notes bear interest at the rate of 3% per annum and are payable in 14 equal monthly installments commencing January 31, 2013, and 10% of the cash portion of the Purchase Price is being held in escrow for a period of up to one year as collateral to secure the accuracy of the sellers’ representations, warranties and covenants contained in the Purchase Agreements. The Sellers Notes are payable to Jonathan Kaufman, the founder and principal operating officer of the Acquired Business, and his affiliates. Payment of the Seller Notes has been subordinated to payment of certain senior secured debt (see note 12). The aggregate purchase price was allocated to the fair value of the net assets acquired as follows:

Cash	$496,352
Accounts receivable	2,215,172
Inventory	320,034
Other current assets	214,463
Property and equipment	1,463,322
Other assets	2,600
Intangible assets subject to amortization	15,765,000
Goodwill	2,381,301
Current liabilities, including $1,129,000 related to a working capital adjustment	(3,258,244)
$19,600,000

The Company’s consolidated financial statements include the assets, liabilities and results of operations of NBS effective as of the October 29, 2012 acquisition date. The Company’s statement of operations for the year ended December 31, 2012 includes revenues of approximately $4.5 million and net loss of approximately $73,000 related to NBS. The following table provides certain pro forma financial information for the Company as if the acquisition of NBS had been consummated effective as of January 1, 2011:

	For the year ended December 31,
	2012	2011
Revenues	$66,836,708	$68,881,318
Net loss	$(6,101,129)	$(5,955,968)

The Company recognized goodwill of $2,381,000 in connection with the acquisition of NBS. Subsequent to the acquisition in December 2012, the working capital payment due to the sellers was adjusted by approximately $25,000 resulting in a corresponding increase in goodwill.

Concurrently with the acquisition of NBS, the Company entered into an Employment and Restrictive Covenant Agreement with Mr. Kaufman, under which Mr. Kaufman became the President of the Company’s combined Business Services business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

5. SALE OF ACCOUNTS RECEIVABLE

On September 12, 2011 the Company entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby the Company sells certain of its accounts receivable to Prestige at a discount in order to improve the Company’s liquidity and cash flow. Under the terms of the purchase and sale agreement, Prestige pays the Company a percentage of the face amount of the receivables at the time of sale with the remainder, net of the discount, paid to the Company within three business days after Prestige receives payment on the receivables, which generally have 30 day terms. Outstanding accounts receivable sold to Prestige at December 31, 2012 and 2011 amounted to approximately $2.4 million and $1.4 million, respectively, and the Company recognized a loss on the sale of accounts receivable for the years ended December 31, 2012 and 2011 of approximately $335,000 and $52,000 (see note 16) in connection with the sale of accounts receivable. The transfer of accounts receivable to Prestige under this agreement meets the criteria for a sale of financial assets. As a result, such receivables have been derecognized from the Company’s consolidated balance sheet as of December 31, 2012 and 2011.

Prestige also provided the Company with a one-time advance of $208,382 during 2011 (see note 12). This advance was secured by a priority lien on the Company’s accounts receivable; however it is not attributable to a transfer of specific accounts receivable and is therefore reflected as a note payable to non-related parties in the accompanying consolidated balance sheet as of December 31, 2011. The proceeds from the advance were used to pay down other unrelated party indebtedness and for general corporate purposes. The outstanding balance on the advance was $103,073 at December 31, 2011, and this amount was repaid in full during 2012.

6. INTANGIBLE ASSETS

Identifiable intangible assets as of December 31, 2012 and 2011 are comprised of:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Intangibles associated with the NBS transaction:
Trademarks and tradename	$563,000	$(9,383)	$553,617	$-	$-	$-
Proprietary technology	1,903,000	(63,433)	1,839,567	-	-	-
Non-compete agreement	3,257,000	(180,944)	3,076,056	-	-	-
Customer contracts	9,824,000	(107,856)	9,716,144	-	-	-
Favorable lease intangible	218,000	(7,267)	210,733	-	-	-
Total acquired intangibles	15,765,000	(368,883)	15,396,117	-	-	-
Other intangibles:
Trademarks	315,745	(315,745)	-	315,745	(211,879)	103,866
Intellectual property	86,397	(86,397)	-	86,397	(24,685)	61,712
Total	$16,167,142	$(771,025)	$15,396,117	$402,142	$(236,564)	$165,578

The Company recorded an impairment charge of $163,126 for the year ended December 31, 2011 to write its Trademark intangible assets down to their fair value. This asset, as well as the Intellectual property intangible, became fully amortized at December 31, 2012 due to a change in the estimated useful life of the asset. Aggregate amortization expense for each of the five years subsequent to December 31, 2012 is expected to be as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

For the year ended December 31,
2013	$2,212,482
2014	2,212,482
2015	2,031,538
2016	1,126,816
2017	1,056,116

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Prepaid insurance	$44,390	$47,562
Other prepaid expenses	308,631	79,344
Due from Prestige (see note 5)	648,428	261,437
Total	$1,001,449	$388,343

8. PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment is comprised of the following:

	2012	2011
Network equipment	$3,318,217	$3,371,296
Furniture and fixtures	334,564	323,979
Computer equipment and software	1,835,491	1,219,897
Vehicles	55,884	-
Leasehold improvements	949,190	905,333
Assets in Progress	274,009	22,491
Total	6,767,355	5,842,996
Less accumulated depreciation and amortization	(4,360,411)	(5,011,594)
Total	$2,406,944	$831,402

Depreciation expense was approximately and $464,000 and $437,000 for the years ended December 31, 2012 and 2011, respectively.

9. RESTRICTED CASH

As of December 31, 2012 and 2011, the Company had approximately $1,026,000 and $300,000, respectively, of cash restricted from withdrawal.

Restricted cash at December 31, 2012 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see note 12).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

Restricted cash also includes certificates of deposit collateralizing letters of credit in the amounts of $26,326 and $299,536 and December 31, 2012 and 2011. These letters of credit are required as security for certain of the Company’s non-cancelable operating leases for office facilities. During the year ended December 31, 2012 the landlord over premises leased by the Company drew down $274,055 on the letter of credit in settlement of outstanding rent and utilities due under the lease.

On October 27, 2011, the landlord over other premises leased by the Company exercised its right under the lease to draw down the full amount of a letter of credit in the amount of $428,391 that the Company had posted as security under the terms of the lease. The lessor subsequently acknowledged its receipt of the entire amount of the letter of credit and the Company reflects that amount as a security deposit on its consolidated balance sheet as of December 31, 2012 and 2011. As a result of the drawdown of this letter of credit, the Company was required to pay the issuer of the letter of credit the difference between the full amount of the letter of credit and the amount that the Company had collateralized, which difference was approximately $189,000 and is reflected in Notes payable – non-related parties, current portion as of December 31, 2011. This amount was repaid on October 22, 2012.

10. DISCONTINUED OPERATIONS

The Company maintains an accrual for outstanding liabilities associated with its consumer services segment, which the Company eliminated in 2009. The estimate of liabilities associated with the consumer segment was $55,000 and $97,855 at December 31, 2012 and 2011, respectively. The Company recorded income from discontinued operations of approximately $41,000 and $10,000 in the years ended December 31, 2012 and 2011 respectively, which were primarily attributable to reductions in the accrual for liabilities associated with the discontinued business segment.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Trade accounts payable	$8,800,525	$8,061,024
Accrued expenses	993,618	471,029
Accrued payroll and vacation	113,860	110,829
Interest payable	93,458	376,506
Deferred revenue	21,947	10,044
Other	556,088	419,549
	$10,579,496	$9,448,981

12. NOTES PAYABLE – NON-RELATED PARTIES AND EQUIPMENT FINANCING OBLIGATIONS

At December 31, 2012 and 2011, components of notes payable – non-related parties are comprised of the following:

	2012	2011
Senior Notes, net of discount of $1,815,920	$16,500,000	$-
Discount on senior notes	(1,815,920)	-
Other notes payable	-	292,039
Total notes payable - non-related parties	14,684,080	292,039
Less:
Current portion of Senior Notes	(208,333)	-
Current portion of other notes payable	-	(292,039)
Non-current portion notes payable - non-related parties	$14,475,747	$-

Senior Notes
Contemporaneously with the completion of the acquisition of NBS, Fusion and FNAC executed a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA, the Company sold the Lenders (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”, and together with the Series A Notes, the “Senior Notes”) in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually.

All of the Senior Notes provide for the payment of interest on a monthly basis commencing October 31, 2012. The Series A Notes provide for monthly principal payments in the amount of $52,083 each, beginning September 30, 2013, with the outstanding principal balance being due and payable on October 27, 2017. The outstanding principal balance of the Series B Notes becomes due and payable on October 27, 2017.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

The obligations to the Lenders are secured by first priority security interests on all of the assets of FNAC and NBS, as well as the capital stock of each of the Company’s subsidiaries, including NBS, and by second priority security interests in the accounts receivable pertaining to the Company’s Carrier Services business segment and all of the other assets of the Company. In addition, Fusion and NBS have guaranteed FNAC’s obligations under the SPA, including FNAC’s obligation to repay the Senior Notes.

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the Senior Notes are outstanding, Fusion is required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit. The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes. At December 31, 2012 the Company was in compliance with all of the financial covenants under the Senior Notes.

In connection with the sale of the Senior Notes to the Lenders, the Company issued a nominal warrant to the Lenders to purchase 13,325,000 shares of the Company’s common stock (the “Lenders’ Warrant”). The Lenders’ Warrant is exercisable from the date of issuance until October 29, 2022, at an exercise price of $.01 per share. The Company is required to pay the exercise price on behalf of the Lenders at the time of exercise. Commencing upon the earlier of a change in control, the repayment of the Senior Notes in full or October 29, 2017, in the event that the Company’s common stock does not meet certain liquidity thresholds with respect to trading volume and market price, then the Lenders have the right to require the Company to repurchase the shares issued or issuable upon exercise of the Lenders’ Warrant at a repurchase price based upon the formulas set forth therein.

The Company recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrant as of the date of issuance, which was $1,865,500. The discount is being accreted over the life of the Senior Notes, and the discount was $1,815,920 as of December 31, 2012. In addition, the Lenders’ Warrant does not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity, and is not considered to be indexed to the Company’s own stock under the guidance provided in ASC Topic 815, Derivatives and Hedging. As a result, the Company recognized a derivative liability in the amount of $1,865,500 upon the issuance of the Lenders' Warrant. At December 31, 2012, the fair value of the derivative liability was $1,066,000, and the Company recognized a gain on the change in fair value of $799,500 for the year ended December 31, 2012.

The Company also incurred expenses in the approximate amount of $571,000 in connection with the SPA and sale of the Senior Notes, including a transaction fee paid to the Lenders of $330,000 and legal expenses of approximately $232,000. These amounts are reflected in Other assets on the Company’s consolidated balance sheet at December 31, 2012 and are being amortized as interest expense over the life of the Senior Notes.

In conjunction with the execution of the SPA, the Company and the Lenders also entered into a series of ancillary agreements relating to, among other things, securing the Lenders’ right to repayment of the Notes and establishing priority as to payments and to security among the Lenders and other creditors of the Company (the “Ancillary Agreements”). The Ancillary Agreements consist of:

●	an IP Security Agreement under which the Company has pledged intellectual property to the Lenders to secure payment of the Notes;
●
Intercreditor and Subordination Agreements under which creditors of the Company (including affiliates of the Company) and the Lenders have established priorities among them and reached certain agreements as to enforcing their respective rights against the Company (see note 13);

●	a Pledge Agreement under which Fusion and its Subsidiaries have each pledged their equity interests in certain subsidiaries to the Lenders;
●	a Right of First Refusal Agreement granting Fusion certain rights to purchase the shares issued or issuable upon exercise of the Lenders’ Warrants; and
●	a Management Rights Agreement and SBA Side Letters relating to the Lenders’ status and rights as small business lenders.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

Other Notes Payable
On September 19, 2011, as more fully described in note 5, the Company received an advance of approximately $208,000 from the purchaser of its accounts receivable in connection with the agreement for the sale of certain of the Company’s accounts receivable. At December 31, 2011, the outstanding balance on this advance was $103,073, which was paid in full during the year ended December 31, 2012. Also during the year-ended December 31, 2012, the Company repaid approximately $189,000 to the issuer of a letter of credit for the unsecured portion of the letter of credit that had been drawn down in 2011 (see note 9).

At December 31, 2010 the Company had outstanding $683,070 of other notes payable to unrelated parties, $383,870 of which were repaid in their entirety in 2011. On May 11, 2011, $250,000 of notes payable, along with $3,139 of accrued interest, was converted into 2,531,387 shares of Fusion’s common stock and 5-year warrants to purchase 506,278 shares of common stock. The warrants are exercisable at 125% of the average closing price of the Fusion’s common stock for the five trading days prior to conversion. On August 5, 2011, $50,000 of the outstanding principal amount of the notes and approximately $15,000 of accrued interest thereon were converted into 644,987 shares of the Fusion’s common stock and 5-year warrants to purchase 128,998 shares of common stock. The warrants are exercisable at 125% of the average closing price of the Fusion’s common stock for the five trading days prior to conversion.

Equipment financing obligations
Equipment financing obligations at December 31, 2012 represents amounts payable under a software license financing obligation in the approximate amount of $215,000 for the purchase of an automated rate and routing system for the Company’s Carrier Services business segment, and approximately $23,000 for a vehicle owned by NBS.

13. NOTES PAYABLE-RELATED PARTIES

At December 31, 2012 and 2011, components of notes payable – related parties are comprised of the following:

	2012	2011
NBS Sellers Notes	$600,000	$-
Notes payable to Marvin Rosen	4,406,422	4,797,364
Other notes payable - related parties	125,000	125,000
Total notes payable - related parties	5,131,422	4,922,364
Less:
Current portion of NBS Sellers Notes	(514,286)	-
Current portion of notes payable to Marvin Rosen	-	(4,797,364)
Current portion of other notes payable	(125,000)	(125,000)
Non-current portion notes payable - related parties	$4,492,136	$-

Sellers Notes
As part of the purchase price of NBS, FNAC issued the Sellers Notes in the principal amount of $600,000 (see note 4). The Sellers Notes pay interest at 3% per annum. The Sellers Notes are payable in fourteen equal monthly installments commencing January 31, 2013 and are unsecured. Payment of the Sellers Notes has been subordinated to payment of the Senior Notes (see note 12).

Notes Payable to Marvin Rosen
During the year ended December 31, 2012, the Company received $236,000 of new loans from Marvin Rosen, the Company’s Chairman of the Board of Directors, all of which were repaid during the year. During the first six months of 2012, Mr. Rosen converted $125,000 of previously issued loans evidenced by promissory notes into 925,927 shares of the Company’s common stock and five-year warrants to purchase 277,779 shares of common stock. The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

On October 22, 2012, Marvin Rosen converted $724,000 of loans evidenced by promissory notes into 724 shares of the Company’s Series B-1 Cumulative Convertible preferred stock (the “Series B-1 Preferred Stock”, see note 14) and warrants to purchase 2,652,015 shares of the Fusion’s common stock on the same terms as those investors who participated in the Company’s offering of Series B-1 Preferred Stock. Also on October 22, 2012, Marvin Rosen transferred loans receivable from the Company evidenced by promissory notes in the amount of $26,000 to Matthew Rosen, the Company’s Chief Executive Officer. On that same date, Matthew Rosen converted the $26,000 in promissory notes into 26 shares of Series B-1 Preferred Stock and warrants to purchase shares of the Company’s common stock on the same terms as those who participated in the offering of Series B-1 Preferred Stock.

In conjunction with the Company’s sale of the Senior Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination agreement with the Company and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Senior Notes and the Company’s other obligations to the Lenders. In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his then outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”). The New Rosen Note is not secured, pays interest monthly at a rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full. Accrued interest on the outstanding promissory notes as of October 24, 2012 amounted to approximately $484,000, and this amount, on which the Company also agreed to pay Mr. Rosen 7% annual interest, is reflected in Notes payable – related parties on the Company’s consolidated balance sheet as of December 31, 2012.

From 2007 through 2010, the Company borrowed an aggregate of $3,415,268 from Marvin Rosen, the Company’s Chairman of the Board of Directors. These loans were evidenced by promissory notes bearing interest at rates ranging from 3% to 10% per annum. Principal payments on the indebtedness related to these promissory notes through December 31, 2010 totaled $394,843, and conversions into shares of the Company’s common stock totaled $724,800. During the year ended December 31, 2011, the Company borrowed an additional $3,199,739 from Mr. Rosen, $347,000 of which was repaid during the year. These loans were evidenced by a series of short-term 3.25% promissory notes, each of which was payable in full upon ten days’ notice from the lender. The proceeds were used for general working capital purposes. At various times during 2011, Mr. Rosen converted an aggregate of $351,000 of previously issued promissory notes into 4,981,151 shares of common stock and received five-year warrants to purchase 1,275,596 shares of common stock. The warrants are exercisable at 112% to 125% of the average closing price of the Company’s common stock for the five trading days prior to the date of the conversion. As of December 31, 2011, the Company had an aggregate principal amount of outstanding demand notes payable to Mr. Rosen and his affiliates in the amount of $4,797,364.

Other Notes Payable – Related Parties
On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Mr. Rosen is a member. This loan is evidenced by a promissory note, which initially matured on July 20, 2009, and bears an interest rate of 8% per annum. On the July 20, 2009 initial maturity date of the note, the note became a demand note pursuant to its terms, and the entire amount of this note remained outstanding at December 31, 2012 and December 31, 2011. To date the Company has not received a demand for payment.

On June 22, 2012, the Company received a loan of $300,000, bearing interest at a rate of 3.25% per annum, from a third party lending institution and guaranteed by Marvin Rosen. The entire balance of the loan plus all accrued interest was repaid in its entirety on October 22, 2012 (see note 14). The proceeds from the loan were used for general corporate purposes and for a portion of the indebtedness repaid to Mr. Rosen. On September 17, 2012 the Company received a new loan from Marvin Rosen and another member of the Company’s Board of Directors in the principal amount of $250,000, the proceeds from which was used for general corporate purposes, and which was repaid on October 22, 2012 (see note 14).

On January 21, 2011, the Company borrowed $20,000 from a Director of the Company. The note was payable in full upon ten days’ notice of demand from the lender, with accrued interest at the rate of 3.25% per annum, and granted the lender a collateralized security interest, pari passu with other lenders, in the Company’s accounts receivable. On April 27, 2011, the principal balance of this note, along with the accrued interest, was converted into 252,160 shares of the Company’s common stock and five-year warrants to purchase 50,432 shares of common stock. The warrants are exercisable at 125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

14. EQUITY TRANSACTIONS

Preferred Stock
On October 18, 2012, Fusion amended its Articles of Incorporation by creating and designating 21,240 shares of Series B-1 Preferred Stock.

Between October 22, 2012 and October 24, 2012, the Company entered into subscription agreements with 91 accredited investors (the “Investors”), pursuant to which the Company sold 6,027.75 investment Units consisting of (a) 6,027.75 shares of its Series B-1 Preferred Stock, (b) Fixed Warrants (the “Fixed Warrants”) to purchase 22,013,915 shares of Fusion’s common stock (the “Fixed Warrant Shares”), and (c) Contingent Warrants (the “Contingent Warrants”) to purchase 11,006,958 shares of Fusion’s common stock for gross proceeds of $6,027,750 (the “Series B-1 Offering”). In addition, $750,000 of previously issued notes payable to related parties (see note 13) were converted into, and an additional $84,000 of obligations of the Company payable to Mathew Rosen and another member of the Company’s management were satisfied through the issuance of, investment Units on the same terms as those received by the Investors. At December 31, 2012 the Company had 6,861.75 shares of Series B-1 Preferred Stock outstanding.

Each share of Series B-1 Preferred Stock has a Stated Value of $1,000, and is convertible into a number of shares of the Company’s common stock that is equal to the Stated Value divided by the volume-weighted-average price of the Company’s common stock for the 10 trading days prior to the closing (the “Preferred Conversion Price”). Based upon that calculation, and subject to the other terms of the Series B-1 Preferred Stock, the Series B-1 Preferred Stock outstanding as of December 31, 2012 is convertible into an aggregate of 62,672,008 shares of the Company’s common stock (the “Conversion Shares”).

The Fixed Warrants may be exercised at any time following the Share Authorization Date (as defined below), for a number of Warrant Shares that is equal to fifty (50%) percent of the Stated Value of the Series B-1 Preferred Stock divided by 125% of the Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications (the “Fixed Warrant Exercise Price”). Each Fixed Warrant is exercisable at the Fixed Warrant Exercise Price for a five-year term commencing on the date of issuance.

The Contingent Warrants contained an “Expiration Event” that was triggered on the filing by the Company with the Federal Communications Commission of a request for the approval of the transfer of the licenses and operating authorities associated with the then pending acquisition of NBS, or a similar business combination. As of the date of the closing of the Series B-1 Offering, the Company had filed for and received approval from the Federal Communications Commission for the transfer of such licenses and operating authorities related to NBS. As a result, an Expiration Event occurred and the Contingent Warrants have expired.

The Series B-1 Preferred Stock could not be converted, and the Fixed Warrants could not be exercised, until the effective date of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock sufficient to permit all of the outstanding Series B-1 Preferred Stock and Fixed Warrants to be converted or exercised, as the case may be, into shares of Fusion’s common stock (the “Share Authorization Date”). The Company received stockholder authorization to increase the number of authorized shares of common stock to 550,000,000 shares on February 15, 2013 and the Share Authorization Date occurred on February 21, 2013 (see note 24).

The Company has the right, without the consent of or action by holders of Series B-1 Preferred Stock, to cause all of the outstanding Preferred Shares to be automatically converted into common stock at the Preferred Conversion Price upon the later to occur of (a) the Share Authorization Date, or (b) April 24, 2013. Holders of Series B-1 Preferred Stock have liquidation rights that are senior to that of holders of the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock (collectively, the “Series A Preferred Stock”), and holders of Series B-1 Preferred Stock are entitled to vote as one group with holders of common stock on all matters brought to a vote of holders of common stock, with each share of Series B-1 Preferred Stock being entitled to that number of votes into which the registered holder could convert the Series B-1 Preferred Stock on the record date for the meeting at which the vote will be cast.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

The Offering was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) and Rule 506 of Regulation D thereunder. The Company incurred approximately $295,000 of expenses, including commissions and legal fees, related to the offering. The net proceeds of approximately $5,732,000 were used to:

●	Repay $250,000 borrowed from Marvin Rosen and another Fusion director on September 17, 2012.
●	Repay a $300,000 unrelated party loan received on June 22, 2012.
●	Repay approximately $173,000 in satisfaction of all amounts due to the issuer of the letter of credit that was drawn down in 2011 (see note 12).
●	Fund a portion of the purchase price of the acquisition of NBS; and
●	For general corporate purposes.

On May 16, 2011, in accordance with the terms and conditions of the Series A-1 Preferred Stock and Series A-2 Preferred Stock, an accredited investor converted (a) 1,500 shares of Series A-1 Preferred Stock with an aggregate liquidation preference of $1.5 million into 898,204 shares of the Fusion’s common stock and (b) 750 shares of Series A-2 Preferred Stock with an aggregate liquidation preference of $750,000 into 903,615 shares of common stock. On September 2, 2011, this investor surrendered the certificates evidencing the 1,801,819 shares of common stock received upon conversion of the Series A-1 and A-2 Preferred Stock to Fusion and notified Fusion that he was abandoning any and all rights associated with such shares, including but not limited to any future distributions or dividends that may be paid by the Company and voting rights on any matters on which the Company’s stockholders are entitled to vote. Fusion has delivered these shares of common stock to its transfer agent for cancellation.

As of December 31, 2012 and 2011, Fusion had an aggregate of 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock outstanding. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum payable in arrears, when, as and if declared by the Company’s Board of Directors, on January 1 of each year.

Common Stock
During the year ended December 31, 2012, the Company entered into subscription agreements with 29 accredited investors, under which the Company issued an aggregate of 10,762,718 shares of common stock and five-year warrants to purchase 3,339,940 shares of the Company’s common stock for aggregate consideration of $1.2 million. The warrants are exercisable at 112%-125% of the average closing price of the Company’s common stock for the five trading days prior to closing.

In February of 2012, two of the Company’s executive officers converted an aggregate of $35,000 owed to them by the Company into 444,445 shares of common stock and five-year warrants to purchase 133,335 shares of common stock. The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.

On October 29, 2012, the Company issued 11,363,636 shares of common stock valued at $1.25 million as part of the purchase price of NBS, and issued 454,545 shares of common stock valued at $50,000 in connection with its entering into an executive employment agreement with Jonathan Kaufman.

As of December 31, 2012, Fusion is authorized to issue 300,000,000 shares of common stock (see note 24) and there were 178,250,533 shares of common stock issued and outstanding.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

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

As previously discussed in notes 12 and 13, two of the Company’s directors and two unrelated note holders converted an aggregate of $0.7 million of promissory notes and accrued interest that were payable on demand into an aggregate of 8,409,685 shares of the Company’s common stock and warrants to purchase 1,961,304 shares of the Company’s common stock.

During 2011, the Company transferred $80,000 from escrow payable to equity for proceeds received prior to 2011, representing 587,912 shares of common stock. The shares were issued in March of 2012.

As of December 31, 2011 the Company was authorized to issue 300,000,000 shares of common stock and there were 153,711,350 shares of common stock issued and outstanding.

Stock Options and Warrants
In accordance with the Company's 2009 Stock Option Plan, the Company has reserved 7,000,000 shares of common stock for issuance to employees at exercise prices determined by the Board of Directors. Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant. The Company has also reserved 2,710,761 shares for issuance in the event of exercise of outstanding options granted under the now expired 1998 Stock Option Plan

The following summary presents information regarding outstanding options as of December 31, 2012 and 2011 and changes during the years then ended with regard to all options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2010	5,722,375	$0.96	6.59 years
Granted in 2010	1,532,000	0.09
Forfeitures and expirations in 2010	(620,114)	1.12
Outstanding at December 31, 2011	6,634,261	0.75	6.86 years
Granted in 2012	2,511,500	0.11
Forfeitures in 2012	(147,291)	0.11
Expirations in 2012	(134,209)	0.21
Outstanding at December 31, 2012	8,864,261	$0.58	6.93 years

Exercisable at December 31, 2012	4,935,890	$0.96	5.11 years

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

The following table summarizes information about stock options outstanding as of December 31, 2012:

Range of Exercise Prices	Options Outstanding	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$0.06 - $0.10	1,537,250	8.55	$0.09	495,127	$0.09
$0.11 - $0.17	4,614,250	8.28	0.11	1,731,002	0.12
$0.18 - $0.31	933,500	4.82	0.31	930,500	0.31
$0.35 - $0.60	16,000	4.94	0.37	16,000	0.37
$0.69 - $2.28	827,750	4.05	1.03	827,750	1.03
$2.46 - $4.38	873,011	2.29	3.41	873,011	3.41
$4.70 - $6.45	62,500	1.98	6.24	62,500	6.24
	8,864,261	6.93	$0.58	4,935,890	$0.96

The weighted-average estimated fair value of stock options granted was $.08 and $.09 during the years ended December 31, 2012 and 2011, respectively. No stock options were exercised during the years ended December 31, 2012 and 2011. As of December 31, 2012, there was approximately $270,000 of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plan which is expected to be recognized over a weighted-average period of 2.29 years.

The Company, as part of various debt and equity financing transactions and other agreements, has issued warrants to purchase shares of Fusion’s common stock. The following summarizes the information relating to warrants issued and the activity during the years ended December 31, 2012 and 2011:

	Number of Warrants	Per Share Exercise Price	Weighted Average Exercise Price
Shares under warrants at December 31, 2010	42,171,097	0.11-1.67	$0.27
Granted in 2011	5,444,089	0.08-0.14	0.10
Exercised in 2011	-	-
Expired in 2011	-	-
Outstanding at December 31, 2011	47,615,186	0.08-1.67	0.25
Granted in 2012	43,827,454	0.01-0.16	0.10
Expired in 2012	(1,468,161)	0.48-0.64	0.61
Exercised in 2012	-	-
Outstanding at December 31, 2012	89,974,479		$0.18

All warrants are fully exercisable upon issuance, except for the 25,068,862 Fixed Warrants issued as part of the Series B-1 Preferred Offering, which did not become exercisable until February 21, 2013 (see note 24). As a result of the warrants issued in connection with conversions of indebtedness and satisfaction of other liabilities of the Company, the Company recognized a loss on the extinguishment of debt in the amount of $335,315.

15. INCOME TAXES

Due to the operating losses incurred, the Company has no current income tax provision for the years ended December 31, 2012 and 2011. The provision for income taxes consists of the following:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

	2012	2011
Deferred
Federal	$(1,148,000)	$(1,416,000)
State	-	-
	(1,148,000)	(1,416,000)
Change in valuation allowance	1,148,000	1,416,000
	$-	$-

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2012	2011
	%	%
Federal statutory rate	(34.0)	(34.0)
State net of federal tax	(3.9)	-
Other	15.9	2.2
Change in valuation allowance	22.0	31.8
Effective income tax rate	-	-

The components of the Company's deferred tax assets and liability consist of the following at December 31, 2012 and 2011 respectively:

	2012	2011
Deferred tax assets
Net operating losses	$44,144,000	$37,554,000
Allowance for doubtful accounts	102,000	81,000
Derivative liability	405,000	-
Accrued liabilities and other	398,000	959,000
Property and equipment	120,000	4,737,000
	45,169,000	43,331,000
Deferred tax liability
Debt discount	690,000	-
Deferred tax asset, net	44,479,000	43,331,000
Less valuation allowance	(44,479,000)	(43,331,000)
	$-	$-

At December 31, 2012 and 2011, the Company has net operating loss carry forwards of approximately $129.2 million and $123.8 million, respectively, that may be applied against future taxable income, and which expire in various years from 2014 to 2032. Under the Tax Reform act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any has not been determined.

The Company maintains a full valuation allowance for its net deferred tax assets, as the Company’s management has determined that it is more likely than not that the Company will not generate sufficient future taxable income to be able to utilize these deferred tax assets.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$355,887	$121,566
Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable - related parties and accrued expenses to common stock	$160,000	$388,809
Conversion of notes payable - non related parties to common stock	$-	$300,000
Transfer of restricted cash for satisfaction of security deposit	$-	$240,391
Transfer of restricted cash in satisfaction of accounts payable	$274,048	$-
Non-cash financing of security deposit	$-	$188,000
Transfer from escrow payable to common stock	$-	$80,000
Equipment financing obligation	$232,066	$-
Conversion of notes payable - related parties and accrued expenses to preferred stock	$834,000	$-
Preferred stock converted into common stock	$-	$2,500,000

The following table represents cash paid, common stock issued and liabilities assumed for the acquisition of NBS (see note 4):

Fair value of assets acquired	$22,858,244
Cash paid	(17,750,000)
Debt issued	(600,000)
Common stock issued	(1,250,000)
Liabilities assumed	$3,258,244

17. OTHER INCOME AND EXPENSE

Other income (expenses) for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Gain on change in fair value of derivative liability	$799,500	$-
Loss on extinguishment of debt	(335,315)	-
Settlement or extinguishment of vendor liabilities	-	75,000
Loss on sale of accounts receivable	(334,931)	(51,654)
Loss on disposal of property and equipment	(7,483)	(24,615)
Other	54,249	47,588
Total other income	176,020	46,319

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

18. COMMITMENTS AND CONTINGENCIES

Leases
The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases for years ending subsequent to December 31, 2012 are approximately as follows:

Year Ending December 31:
2013	1,249,429
2014	1,230,846
2015	1,032,748
2016	151,792
2017	133,536
Thereafter	-
$3,798,351

Rent expense for all operating leases was $1.0 million for the years ended December 31, 2012 and 2011, respectively. Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage. The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

As of December 31, 2012, the Company has no material outstanding purchase commitments with any equipment vendors.

Legal Matters
On February 16, 2012, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 56186/12), in which the landlord sought to recover against the Company certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and to evict the Company from the premises. By Stipulation dated April 19, 2012, the landlord and the Company agreed that the landlord would be entitled to a judgment in the amount of $222,510 and a warrant of eviction, but that the landlord would not enforce the judgment or execute the warrant as long as the Company complied with the Stipulation. As of December 31, 2012, the Company had satisfied all of its obligations under the stipulation (see note 24).

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

19. PROFIT SHARING PLAN

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board of Directors. No contributions to the profit sharing plan were made for the years ended December 31, 2012 and 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

20. CONCENTRATIONS

Major Customers
For the years ended December 31, 2012 and 2011, five customers of the Company accounted for 52% and 47%, respectively, of the Company’s consolidated revenues. These five customers, all of which are in the Company’s Carrier Services business segment, each contributed more than 5% of the Company’s consolidated revenues. At December 31, 2012 and 2011, the amounts owed to the Company by these customers were approximately $414,000 and $1,237,000, or 14% and 52% of total accounts receivable, respectively.

Geographic Concentrations
The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

For the years ended December 31, 2012 and 2011, the Company generated approximate revenues from customers in the following countries:

	2012	2011
United States	$37,750,000	$34,510,000
Other	6,538,000	7,841,000
	$44,288,000	$42,351,000

Revenues by geographic area are based upon the location of the customers.

Credit Risk
The Company maintains its cash balances in high credit quality financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. These balances may at times, exceed federally insured limits.

21. SEGMENT INFORMATION

The Company complies with the accounting and reporting requirements on Disclosures about Segments of an Enterprise and Related Information. The guidance requires disclosures of segment information on the basis that is used internally for evaluating segment performance and for determining the allocation of resources to the operating segments.

The Company has two reportable segments that it operates and manages – Carrier Services and Business Services. These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s executive, administrative and support costs are allocated to the Company’s operating segments and are included in segment income. The Company’s segments and their principal activities consist of the following:

Carrier Services
Carrier Services includes the termination of carrier traffic utilizing Voice over Internet Protocol (“VoIP”) technology as well as traditional TDM (circuit switched) technology. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than does TDM technology. The Company currently interconnects with over 270 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

Business Services
The Company provides a full portfolio of Unified Communications and cloud services, including VoIP solutions, private network services, broadband Internet access and a variety of cloud services and other advanced communications services to small and medium-sized businesses, as well as enterprise customers. These services are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the results of operations of NBS effective as of October 29, 2012.

Operating segment information for the years ended December 31, 2012 and 2011 is summarized as follows:

2012
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$37,488,639	$6,798,870	$-	$44,287,509
Cost of revenues (exclusive of
depreciation and amortization)	34,022,857	3,639,514	-	37,662,371
Depreciation and amortization	391,805	606,984	-	998,789
Selling, general and administrative expenses	5,716,980	4,721,987	-	10,438,967
Other (income) expenses	(195,609)	631,579	-	435,970
Loss from continuing operations	$(2,447,394)	$(2,801,194)	$-	$(5,248,588)

Total assets	$2,235,099	$23,079,280	$1,754,048	$27,068,427

Capital expenditures	$107,121	$251,838	$18,933	$377,892

2011
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$40,126,511	$2,224,129	$-	$42,350,640
Cost of revenues (exclusive of
depreciation and amortization)	36,655,722	1,412,166	-	38,067,888
Depreciation and amortization	493,809	23,083	-	516,892
Loss on impairment of long-lived assets	109,294	53,832		163,126
Selling, general and administrative expenses	4,521,924	3,375,415	-	7,897,339
Advertising and marketing	57	14,902	-	14,959
Other (income) expenses	118,169	36,695	-	154,864
Loss from continuing operations	$(1,772,464)	$(2,691,964)	$-	$(4,464,428)

Total assets	$2,694,738	$1,418,399	$443,831	$4,556,968

Capital expenditures	$124,345	$4,841	$10,748	$139,934

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

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

22. FAIR VALUE DISCLOSURES

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3—No observable pricing inputs in the market

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Non-current liabilities:
Derivative liability (see note 12)		$1,066,000		$1,066,000

23. RELATED PARTY TRANSACTIONS

In addition to the financing transactions discussed in notes 13 and 14, on March 29, 2011 the Company entered into a Desk Space Use and Occupancy Agreement with an entity affiliated with Mr. Rosen and another of the Company’s directors. Under the terms of the agreement, this affiliate utilizes a portion of the Company’s leased office space in New York City for a fee of $9,000 per month. The initial term of the agreement ran from April 15, 2011 to October 14, 2011, and the agreement continued to be in effect on a month to month basis through December 31, 2012. As of December 31, 2012, the Company had received $22,500 of advance payments in connection with this agreement, which is reflected in accounts payable and accrued expenses in the Company’s consolidated balance sheet. The Company believes that the fee it receives under this agreement is comparable to what it would receive had the agreement been entered into with an unrelated third party.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2012 and 2011

24. SUBSEQUENT EVENTS

On February 15, 2013, the Company held its 2012 Annual Meeting of Stockholders (the “Annual Meeting”) at which, among other things, the Company’s stockholders approved an amendment to the Fusion’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 300,000,000 to 550,000,000. The amendment was filed with the Secretary of State of Delaware on February 21, 2013. Upon such filing, the Share Authorization Date was fixed, the Series B-1 Preferred Stock became convertible in accordance with its terms and the Fixed Warrants became exercisable.

Also at the Annual Meeting, stockholders ratified an amendment to the Company’s 2009 Stock Option Plan which increased the number of shares reserved under the plan from 7,000,000 to 16,500,000.

On March 12, 2013, a landlord over premises leased by the Company commenced a proceeding in the New York City Civil Court, County of New York (Index No. 58738/13), in which the landlord is seeking to recover certain unpaid rent and related charges due under a lease agreement between the landlord and the Company, and, as a result thereof, to evict the Company from the premises. The Company has yet to formally file a response to the petition and has until April 3, 2013 to do so. Due to the uncertainties of litigation and other unknown factors, it is not possible to evaluate the likelihood of any unfavorable outcome or estimate a range of potential loss with respect to this proceeding.

On March 28, 2013, the Company entered into subscription agreements with 13 accredited investors, under which the Company issued an aggregate of 11,024,351 shares of common stock and five-year warrants to purchase 5,512,176 shares of the Company’s common stock for aggregate consideration of $0.9 million. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to closing.

Also on March 28, 2013, Marvin Rosen converted $125,000 of the New Rosen Note into 1,574,308 shares of common stock and received warrants to purchase 787,154 shares of the Company’s common stock. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to closing. In connection with this conversion, the Company will recognize a loss on the extinguishment of debt of approximately $61,000.