Form 10-K/A
period 2012-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2013-04-26
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 –K/A

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by the OTCQB Marketplace (“OTCQB”) on June 30, 2012 of $0.09 per share, was $9,218,508.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 190,849,192 shares of common stock are issued and outstanding as of March 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

 None

EXPLANATORY NOTE

Fusion Telecommunications International Inc. (“we”, “Fusion” or “the Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Report”), to include the information required by Part III (Items 10, 11, 12, 13 and 14). Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is changed by this Amendment No. 1.

This Amendment No. 1 to the Original Report continues to speak as of the date of the Original Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Original Report to reflect any events that occurred at a date subsequent to the filing of the Original Report. In addition, we are including Exhibits 31.1 and 31.2 required by the filing of this Amendment No. 1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Company’s Board of Directors and the Company’s executive officers, together with their respective ages and certain biographical information are set forth below, along with, in the case of directors, a description of the qualifications that led the Board to conclude that the individual should serve as a director:

Name	Age	Position
Marvin S. Rosen	72	Chairman of the Board
Philip D. Turits	79	Secretary, Treasurer and Director
Matthew D. Rosen	40	Chief Executive Officer and Director
E. Alan Brumberger	72	Director
Jack Rosen	65	Director
William Rubin	58	Director
Paul C. O'Brien	72	Director
Michael J. Del Giudice	69	Director
Larry Blum	69	Director
Gordon Hutchins, Jr.	63	President, Chief Operating Officer, and Acting Chief Financial Officer
Jonathan Kaufman	53	President, Business Services
Jan Sarro	58	Executive Vice President – Marketing and Business Development

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Mr. Rosen co-founded the Company in 1997. He has served as the Chairman of our Board of Directors since November 2004, Chairman of our Executive Committee since September 1999, Vice Chairman of the Board of Directors from December 1998 to November 2004 and has been a member of our Board since March 1998. He served as our Chief Executive Officer from April 2000 until March 2006. In 1983 he joined the international law firm of Greenberg Traurig as a Partner specializing as a Corporate Securities Lawyer active in many Public Offerings and Private Placements. He remained an active practicing lawyer until 2000 and continued to be of Counsel until early 2009. Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 until January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Center for Justice and Human Rights and the Howard Gilman Foundation. Previously, he was Budget and Finance Chairman for the Summit of the Americas and Chairman of the Florida Housing Finance Agency. Mr. Rosen served on the Board of Directors of Terremark Worldwide, Inc. from 2000 until its sale to Verizon in 2011. Mr. Rosen is also a Principal with Emerald Point Capital Partners, L.L.C., a firm that raises capital primarily for hedge funds and private equity funds. Mr. Rosen’s son, Matthew, is our current Chief Executive Officer, and serves on our Board of Directors. The Board believes that Mr. Rosen’s background as the co-founder and former CEO of the Company, a Principal with a financial services firm, a securities lawyer and a director of a public company provides him with the industry, financial, legal, and leadership experience to advise the Board on valuable strategic and tactical matters.

Philip D. Turits, Secretary, Treasurer, and Director

Mr. Turits co-founded the Company in 1997 and has served as a Director since September 1997, Secretary since October 1997, Treasurer since March 1998 and Vice Chairman from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company and prior to 1991 he served as President and Chief Executive Officer of Continental Chemical Company. The Board believes that Mr. Turits’ background as the co-founder and Secretary/Treasurer of the Company and an experienced corporate executive provides him with the operational, financial, and leadership qualifications to provide valuable guidance to management and the other directors, particularly in the financial aspects of the telecommunications business.

Matthew D. Rosen, Chief Executive Officer and Director

Mr. Rosen has served as a Director since May 2005 and has been our Chief Executive Officer since March of 2006. He served as President from March 2006 until March 2008, as Chief Operating Officer from August 2003 to March 2006, as Executive Vice President and Chief Operating Officer between February 2002 and August 2003, as Executive Vice President and President of Global Operations between November 2000 and January 2002 and as President of US Operations between March 2000 and November 2000. From 1998 to 2000, he held various management positions, including President of the Northwest and New England Operations for Expanets, an integrated network communications service provider with $1.3 billion of annual revenue. From 1996 to 1998 he was Corporate Director of Operations for Oxford Health Plans, a health care company with $4 billion of annual revenue, where he worked on developing and executing turnaround strategies. Prior to his role as Corporate Director of Operations, Mr. Rosen held an executive position in a start-up healthcare technology subsidiary of Oxford where he played an integral part in developing strategy and building its sales, finance and operations departments. Prior to Oxford, Mr. Rosen was an investment banker in Merrill Lynch’s corporate finance department. The Board believes that Mr. Rosen’s background as the current Chief Executive Officer and former Chief Operating Officer of the Company, a senior executive in the telecommunications industry, an experienced operations executive and an investment banker provides him with the industry, operational, financial, and leadership experience to advise on all aspects of the Company’s business. Mr. Rosen is the son of our Chairman of the Board, Marvin Rosen.

E. Alan Brumberger, Director

Mr. Brumberger has served as a Director since March 1998. Currently, Mr. Brumberger is the Chief Executive Officer of Emerald Point Capital Partners, L.L.C. He formerly was a partner in Andersen & Co. and its predecessor firms, from 1997 to 2004. From 1995 through 1997, he was a Managing Director of the Taylor Companies and from 1994 through 1995 he was a Managing Director of Brenner Securities, Inc. From 1983 through 1990, Mr. Brumberger was a Managing Director of Drexel Burnham Lambert and a member of the Underwriting and Commitment Committees. Prior to that, he was a Managing Director of Shearson American Express and a partner at Loeb, Rhoades & Co., a predecessor of Shearson American Express. Mr. Brumberger served for three years as President and Chief Executive Officer of Shearson American Express International Limited, the firm’s international investment banking business in London. The Board believes that Mr. Brumberger’s background as the current Chief Executive Officer of a financial services firm, an experienced leader in the finance and securities industry and an investment banker provides him with the financial and leadership experience to provide important input and direction to management and the Board, particularly on financial matters.

Jack Rosen, Director

Mr. Rosen has served as a Director since July 2012. Mr. Rosen is the founder and Chief Executive of Rosen Partners LLC, a residential and commercial real estate development firm operating worldwide. For more than 30 years, the firm and its affiliates have created residential, commercial and hotel developments. He is also the current Chairman of the American Council for World Jewry, Inc. and the current President of the American Jewish Congress. In addition, Mr. Rosen oversees a wide array of healthcare, cosmetic and telecommunications business ventures throughout the U.S., Europe and Asia. Mr. Rosen currently serves on the Advisory Board of Altimo, a leading investment company in Russia, the CIS and Turkey operating in the field of mobile and fixed-line communications, and on the Board of Directors of NextWave Wireless Inc. Mr. Rosen is currently a member of the Council on Foreign Relations, an independent, nonpartisan membership organization, think tank, and publisher. The Board believes that Mr. Rosen’s background as a leader in many international organizations and as a corporate director in the telecommunications industry provides him with the leadership experience to provide valuable direction and guidance to executive management and the Board.

William Rubin, Director

Mr. Rubin has served as a Director since February 2012. Since 1992 he has been President of the Rubin Group, a consulting firm representing clients before governmental entities. Previously, he was Assistant Insurance Commissioner and Treasurer of the State of Florida, where he was directly responsible for all activities related to the Florida State Board of Administration, the agency that manages the investments for Florida’s pension funds. Mr. Rubin also serves as an advisor to many large companies, primarily advising health care companies doing business in Florida. The Board believes that Mr. Rubin’s background as a senior governmental official and a lobbyist provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Paul C. O’Brien, Director

Mr. O’Brien has served as a Director since August 1998. Since January 1995, Mr. O’Brien has served as the President of the O’Brien Group, Inc., a consulting and investment firm. From February 1988 until December 1994, he was the President and Chairman of New England Telephone (a subsidiary of NYNEX), a Telecommunications company. Mr. O'Brien also serves on the Board of Directors of Sonexis and Extream TV. He is also on the Advisory Board of Sovereign Bank. The Board believes that Mr. O’Brien’s background as President of a consulting and investment firm, as Chairman of a major telecommunications enterprise, and as an experienced corporate director provides him with the industry, operational and financial leadership experience to effectively guide the Board on all aspects of the Company’s business.

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

Larry Blum, Director

Mr. Blum has served as a Director since February 2012. He has been the Senior Partner of the Florida Region of Marcum LLP (formerly known as Marcum Rachlin), independent registered public accountants, since 2009. For more than 18 years, Mr. Blum served as the Managing Partner of Rachlin LLP, directing the firm’s growth to its position as Florida’s largest independent accounting and business advisory firm up until its merger with Marcum LLP in 2009. Mr. Blum has also served as a litigation advisor and is a member of the Florida Bar. The Board believes that Mr. Blum’s background as a managing partner of a public accounting firm and his expertise in the areas of strategic planning, mergers and acquisitions and domestic and international taxation provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Gordon Hutchins, Jr., President, Chief Operating Officer, and Acting Chief Financial Officer

Mr. Hutchins has served as our President and Chief Operating Officer since March 2008 and as Acting Chief Financial Officer since January 15, 2010. Mr. Hutchins served as our Executive Vice President from December 2005 to March 2008. Prior to his employment with Fusion, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a telecommunications carrier with approximately $100 million of annual revenues. Prior to SwissFone, Mr. Hutchins was President and Chief Executive Officer of STAR Telecommunications, Inc., an international telecommunications carrier with approximately $800 million of annual revenues, where he was hired to lead the company’s restructuring following the filing of its bankruptcy petition. Mr. Hutchins has also served since 1989 as President and CEO of GH Associates, Inc., a management-consulting firm that he founded. In this capacity, he has consulted to over 100 small and large telecommunications companies throughout the world, and has held ten interim CEO/COO roles with client companies. As an entrepreneur, Mr. Hutchins also founded Telecom One, Inc., a nationwide long distance carrier that he sold to Broadwing Communications Inc., and TCO Network Services, Inc., a local wireless services carrier purchased by Winstar Communications, Inc. During his early career, Mr. Hutchins served as President and CEO of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation, and AT&T.

Jonathan Kaufman, 53, President, Business Services

Mr. Kaufman became President of our Business Services division upon our completion of the acquisition of Network Billing Systems, LLC (“NBS”) on October 29, 2012. Mr. Kaufman founded Target Telecom Inc., a telecommunications service company, in 1984, and served as its chief executive officer until the sale of the business to WorldCom in 1996. Mr. Kaufman founded NBS in 1998, and served as its Chief Executive Officer from its inception through October 29, 2012.

Jan Sarro, 58, Executive Vice President – Marketing and Business Development

Ms. Sarro has served as our Executive Vice President of Marketing and Business Development since November 2012. Ms. Sarro served as our Executive Vice President – Corporate Services from March 2008 through October 2012, as our Executive Vice President of Carrier Services from April 2005 to March 2008, and as Vice President of Sales and Marketing since March 2002. Prior to joining us, Ms. Sarro was the President of the Americas for Viatel, Inc., a global, facilities-based communications carrier, and has over 20 years of experience in developing telecommunications solutions for international businesses and carriers worldwide. At Viatel, Ms. Sarro grew annual carrier revenues from $20 million to $160 million in under two years, and built a $140 million sales organization to market Internet access, corporate networks, and international voice services to multinational corporations in the United States and Latin America. Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, FTC Communications, TRT Communications and WorldCom.

Board of Directors

The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer and our other executive officers and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. In general, vacancies occurring by reason of the removal of directors, with or without cause, may only be filled by vote of the stockholders.

The Company’s bylaws provide that the number of members of the Company’s Board shall be not be less than seven nor more than seventeen and that a director’s term extends from the date of his or her election at each Annual Meeting of Stockholders until the Company’s next Annual Meeting of Stockholders. There are currently nine directors on the Board.

The Board held 12 meetings in 2012. All incumbent directors attended at least 75% of the meetings that were held.

Committees of the Board

The board has established a Compensation and Nominating Committee, a Strategic and Investment Banking Committee, and an Audit Committee (collectively the “Committees”) to devote attention to specific subjects and to assist the board in the discharge of its responsibilities. The functions of the Committees and their current members are set forth below:

Compensation and Nominating Committee

The primary functions of our Compensation and Nominating Committee (the “Compensation Committee”) are:

●	to review and recommend to our Board of Directors compensation and equity plans, policies and programs;
●	to approve Executive Officer compensation,
●	to assess risk within our compensation policies and practices;
●	to review and recommend to our Board of Directors the nominees for election as Directors of the Company; and
●	to review related Board of Directors development issues including succession planning and evaluation.

During 2012, the members of our Compensation Committee were Michael J. Del Giudice– Chairman, Paul C. O'Brien and Julius Erving, each of whom was a non-employee member of our Board. Mr. Erving was not included on management’s slate of director nominees for re-election at the Company’s 2012 Annual Meeting of Stockholders which was held on February 15, 2013. On March 18, 2013, the two remaining members of the Compensation Committee unanimously appointed Larry Blum, a member of our Board of Directors, to fill the absent seat previously attended by Mr. Erving. On April 4, 2013, Mr. Blum’s appointment to the Compensation Committee was ratified by the Board. Our Board has determined that each of the Directors serving on our Compensation Committee is independent within the existing standards of the NYSE Euronext Company Guide. The charter of our Compensation Committee is posted on our website (www.fusiontel.com), and a copy of the charter can be obtained by contacting our Corporate Secretary at the address previously provided for Communications with Directors. The information on our website is neither incorporated by reference nor a part of this report.

The Compensation Committee has not established any procedures for the recommendation or selection of director nominees by our stockholders. The Company intends during the coming year to consider a procedure for stockholders to propose director nominees for the Company’s Board. The Compensation Committee held three meetings during 2012.

Strategic and Investment Banking Committee

The members of our Strategic and Investment Banking Committee (the “Strategic Committee”) are Marvin S. Rosen – Chairman, E. Alan Brumberger, Michael Del Giudice, and Philip D. Turits. Our Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of potential mergers and acquisitions. There is no written charter for the Strategic Committee. The Strategic Committee acts at the direction of the Board of Directors. The Strategic Committee did not meet in 2012.

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

●	Selecting and recommending the appointment of the independent accountants to the Board of Directors, which firm is ultimately accountable to the Audit Committee and the Board of Directors.
●	Approving professional services provided by the independent accountants, including the range of audit and non-audit fees.
●	Ensuring that management has established a system to monitor and enforce our Code of Ethics and reviewing and monitoring the Company’s corporate governance practices.

The members of our Audit Committee in 2012 were Paul C. O'Brien – Chairman, Michael Del Giudice and Julius Erving, each of whom was a non-employee member of our Board. Michael Del Giudice is our Audit Committee Financial Expert within the meaning of SEC Rules. Our Board has also determined that each of the directors serving on our Audit Committee is independent within the meaning of the Rules of the SEC and within the existing standards of the NYSE Euronext Company Guide. On March 16, 2013, the two remaining members of the Audit Committee unanimously appointed Larry Blum, a member of our Board of Directors, to fill the absent seat previously attended by Mr. Erving. Mr. Blum’s appointment to the Audit Committee was ratified by the Board on April 4, 2013. The charter of our Audit Committee is posted on our website (www.fusiontel.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary. The information on our website is neither incorporated by reference nor a part of this report. The Audit Committee held four meetings in 2012.

Audit Committee Report

With respect to the year ended December 31, 2012, in addition to its other work, the Audit Committee:

●
Reviewed and discussed with management and Rothstein Kass, our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2012 and the year then ended.

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

Based on the review and discussion summarized above, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the 2012 Annual Report on Form 10-K for filing with the SEC.

Submitted by: /s/ Paul C. O’Brien, Chairman /s/ Michael Del Giudice /s/ Larry Blum

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

Code of Ethics

On November 1, 2004, we adopted a Code of Ethics applicable to all members of our board, executive officers, and senior financial officers. A copy of our Code of Ethics is posted on our website (www.fusiontel.com) and a copy of the Code of Ethics can be obtained by contacting our Corporate Secretary at the address previously provided for Communications with Directors. Disclosure of amendments to or waivers from the provisions of the Code of Ethics, which can only be granted by a majority of the Board of Directors, will be publicly disclosed in accordance with applicable rules and regulations, and will be posted on the Company's website. The information on our website is neither incorporated by reference nor a part of this report.

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

Based solely upon the Company’s review of Forms 3 and 4 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and any written representation from a reporting person (as defined in Item 405 of Regulation S-K) that no Form 5 is required, during the Company’s most recent fiscal year no reporting person failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except for: Jonathan Kaufman, who filed one late report on Form 3; Alan Brumberger, who filed two late reports on Form 4: Michael Del Giudice, who filed one late report on Form 4; Larry Blum, who filed one late report on Form 3 and two late reports on Form 4; William Rubin, who filed one late report on Form 3 and two late reports on Form 4; Gordon Hutchins, Jr., who filed one late report on Form 4; Jack Rosen, who filed one late report on Form 4; and Philip Turits, who filed one late report on Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for (i) our Principal Executive Officer, (ii) our two most highly compensated executive officers (other than our Principal Executive Officer), who were serving as such on December 31, 2012, and whose annual compensation exceeded $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Matthew D. Rosen	2012	$350,000	$-	$28,896	$3,004	$381,900
Chief Executive Officer	2011	$350,000	$-	$26,336	$1,805	$378,141
Gordon Hutchins, Jr., President, Chief	2012	$250,000	$-	$18,610	$234	$268,844
Operating Officer and Acting Chief Financial Officer	2011	$220,000	$-	$15,337	$405	$235,742
President, Business Services	2011	$-	$-	$-	$-	$-
Jan Sarro	2012	$167,229	$-	$10,699	$234	$185,933
Executive Vice President – Marketing and Business Development	2011	$155,000	$-	$8,487	$405	$163,892

(1)	Included in these columns are amounts earned, though not necessarily received, during the corresponding fiscal year.

(2)	Reflects the issuance of shares of the Company’s common stock in connection with Mr. Kaufman’s employment agreement valued at $50,000.

(3)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2012 and 2011, for option awards pursuant to the Company's 1998 and 2009 Stock Option Plans, and may include amounts from awards granted both in and prior to 2012. The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 3 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our consolidated financial statements for the year ended December 31, 2012 appearing elsewhere in this Annual Report on Form 10-K. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions

(4)	Represents life insurance premiums paid by the Company.

Employment Agreements, Termination of Employment and Change-In-Control Arrangement

We currently have an employment agreement with Matthew Rosen, our Chief Executive Officer. Mr. Rosen's employment agreement was initially executed on November 11, 2004, and was renewed and extended in 2006, 2008, 2010 and, in 2012, was extended through September 30, 2013, unless terminated by either party on 90 days’ notice. The agreement provides for an annual salary of not less than $350,000, with a minimum annual bonus equal to 25% of his annual salary. In the event that we achieve a positive EBITDA for two successive quarters, Mr. Rosen is entitled to a one-time bonus equal to 50% of his annual salary then in effect. In the event that his employment is terminated without cause, including by change of control, the agreement provides that Mr. Rosen will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus and a lump sum of 200% of his base salary and 200% of his highest annual bonus for the three years preceding his termination. Had such an event occurred on December 31, 2012, the amount due to Mr. Rosen would have been $700,000. The agreement also provides for a one year non-compete provision. In the event of a sale of the company for an amount in excess of $100 million, Mr. Rosen would receive a bonus equal to 2% of proceeds between $100 million and $200 million, 3% of proceeds between $200 million and $300 million, 4% of proceeds between $300 million and $400 million, and 5% of proceeds over $400 million. Mr. Rosen has voluntarily waived his bonus since December of 2006, pending improvement in the Company's financial position.

Jonathan Kaufman serves as President – Business Services. Under the two-year employment agreement we entered into with Mr. Kaufman in October 2012, Mr. Kaufman is entitled to a base salary of $200,000 per year and to participate in all benefit programs generally made available to Fusion employees. He also received a signing bonus of $50,000 payable in shares of Fusion common stock. The employment period may be extended upon the mutual written agreement of Mr. Kaufman and the Company. Mr. Kaufman is eligible for such incentive compensation payments, including stock options, as may be awarded by the Compensation Committee and/or the Board, based on performance. In the event that his employment is terminated without cause, including by change of control, the agreement provides that Mr. Kaufman will receive unpaid base salary accrued through the effective date of the termination plus an amount equal to his then current Base Salary pro-rated for a period of 90 days from the effective date of termination. Mr. Kaufman’s employment agreement also contains provisions designed to protect the confidentiality of the Company’s proprietary information and restricting Mr. Kaufman from engaging in certain competitive activities for the greater of 36 months from the date of the agreement or one year following the termination of his employment.

Gordon Hutchins Jr. serves as President, Chief Operating Officer, and Acting Chief Financial Officer of the Company. Mr. Hutchins does not have a written employment agreement with the Company. His promotion to President and Chief Operating Officer on March 26, 2008, included an increase in his annual salary from $220,000 to $250,000, and he retains a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics. Mr. Hutchins voluntarily waived the increase in his annual salary from March 2008 through December of 2011. No bonuses have been awarded, pending improvement in the Company's financial position.

Jan Sarro serves as Executive Vice President – Marketing and Business Development. Ms. Sarro does not have a written employment agreement with the Company. On March 26, 2008, Ms. Sarro’s annual salary was increased from $155,000 to $175,000; however, she voluntarily waived the increase in her annual salary from March 2008 through February 2012. Ms. Sarro is entitled to a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics. No bonuses have been awarded, pending improvement in the Company’s financial performance.

The Compensation of each executive officer is determined by negotiations between the Compensation Committee and those executive officers, which are then subject to approval by the Compensation Committee and the Board of Directors.

2012 Director Compensation

Our directors do not receive cash compensation for their services on the Company’s Board or Board Committees. However, we reimburse our directors for out-of-pocket expenses associated with their attendance at Board meetings and we grant directors options under our stock option plans as compensation for their services.

The following table provides information relating to compensation paid to the Company’s directors for the 2012 fiscal year.

Name	Fees Earned Or Paid In Cash (S)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2) ($)	Total ($)
Marvin S. Rosen	$-	$-	$1,211	$-	$-	$-	$774
E. Alan Brumberger	$-	$-	$1,400	$-	$-	$-	$774
Michael J. Del Giudice	$-	$-	$1,400	$-	$-	$-	$774
Jack Rosen	$-	$-	$321	$-	$-	$-	$774
Paul C. O'Brien	$-	$-	$1,400	$-	$-	$-	$774
Philip D. Turits	$-	$-	$1,211	$-	$-	$-	$774
William Rubin	$-	$-	$321	$-	$-	$-	$-
Larry Blum	$-	$-	$224	$-	$-	$-	$-

(1)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2012, for option awards pursuant to the Company's 1998 and 2009 Stock Option Plans and may include amounts from awards granted both in and prior to 2012. The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 3 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2012, appearing elsewhere in this Annual Report on Form 10-K.

(2)	The table does not include reimbursement for out of pocket expenses associated with attendance at board meetings.

Stock Option Plans

On December 17, 2009, the stockholders approved and ratified the Company’s 2009 Stock Option Plan (the “2009 Plan”), which had been previously adopted by the Board of Directors on March 26, 2009. This plan replaced the 1998 Stock Option Plan, which had expired. The 2009 Plan provides a long-term, equity-based incentive designed to assist in the retention of key personnel, align the interests of directors, executive officers and employees with those of the stockholders and focus all of these individuals on the achievement of those long-term business objectives that will increase share value.

Under the 2009 Plan, the Company has reserved 7,000,000 common shares for the award from time to time of stock options. On November 30, 2012, the Board of Directors increased the number of common shares reserved for issuance under the 2009 Plan to 16,500,000; and at the Company’s 2012 Annual Meeting of Stockholders held on February 15, 2013, stockholders approved and ratified the increase. Stock options awarded under the 2009 Plan may either be options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), or, alternatively, as options that do not so qualify (“Non Qualified Options”). Any Incentive Stock Options granted under the 2009 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant.

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

As of December 31, 2012, there were outstanding options to purchase 6,153,500 shares of common stock under the 2009 Plan and options to purchase 846,500 shares were available for future award. Effective as of February 15, 2013, 10,346,500 shares were available for future award under the 2009 Plan. In addition, options to purchase 2,710,761 shares of common stock remain outstanding under the now expired 1998 Stock Option Plan, with such options expiring at various dates through 2019.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer as of December 31, 2012.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options, (#) exercisable	Number of securities underlying unexercised options, (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration dates	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)
Matthew D. Rosen	62,143	0	0	$3.15	7/13/2014	0	0	0	0
	62,143	0	0	$4.38	7/13/2014	0	0	0	0
	218,572	0	0	$4.38	7/13/2014	0	0	0	0
	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	132,858	0	0	$2.46	3/6/2016	0	0	0	0
	160,000	0	0	$2.28	6/15/2016	0	0	0	0
	350,000	0	0	$0.69	3/28/2017	0	0	0	0
	350,000	0	0	$0.31	3/25/2018	0	0	0	0
	350,000	0	0	$0.11	3/25/2019	0	0	0	0
	291,666	145,834	0	$0.12	4/14/2020	0	0	0	0
	145,834	291,666	0	$0.09	10/19/2021	0	0	0	0
	0	500,000	0	$0.11	10/17/2022	0	0	0	0
Total	2,230,358	937,500

Matthew D. Rosen

Gordon Hutchins, Jr.	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	17,858	0	0	$2.65	3/6/2016	0	0	0	0
	175,000	0	0	$0.69	3/28/2017	0	0	0	0
	200,000	0	0	$0.31	3/25/2018	0	0	0	0
	200,000	0	0	$0.11	3/25/2019	0	0	0	0
	166,667	83,333	0	$0.12	4/14/2020	0	0	0	0
	108,334	216,666	0	$0.09	10/19/2021	0	0	0	0
	0	325,000	0	$0.11	10/17/2022	0	0	0	0
Total	975,001	624,999

Gordon Hutchins, Jr.

Jonathan Kaufman	0	250,000	0	$0.11	11/30/2022	0	0	0	0
Total Jonathan Kaufman	0	250,000

Jan Sarro	4,993	0	0	$4.38	7/14/2014	0	0	0	0
	12,865	0	0	$4.38	7/14/2014	0	0	0	0
	28,572	0	0	$4.38	7/14/2014	0	0	0	0
	17,858	0	0	$3.15	7/14/2014	0	0	0	0
	20,000	0	0	$6.45	2/9/2015	0	0	0	0
	20,000	0	0	$2.46	12/22/2015	0	0	0	0
	60,000	0	0	$0.69	3/29/2017	0	0	0	0
	100,000	0	0	$0.31	3/26/2018	0	0	0	0
	100,000	0	0	$0.11	3/26/2019	0	0	0	0
	100,000	50,000	0	$0.12	4/14/2020	0	0	0	0
	58,334	116,666	0	$0.12	4/14/2021	0	0	0	0
	0	250,000	0	$0.11	10/17/2022	0	0	0	0
Total Jan Sarro	522,622	416,666

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of each class of our voting securities as of March 31, 2013 by:

●	Each person who beneficially owns more than 5% of our voting securities;
●	Each of our Directors and Named Executive Officers (within the meaning of Item 402(a)(3) of Regulation S-K) individually; and
●	All Executive Officers and Directors as a group.

We have one class of voting securities consisting of our common stock and our Series B-1 Preferred Stock. Each share of common stock is entitled to one vote per share. Each share of Series B-1 Preferred Stock is entitled to that number of votes as is equal to the number of shares of common stock into which the Series B-1 Preferred Stock may be converted on the measurement date. As of March 31, 2013, the total number of voting securities issued and outstanding (“Voting Shares”) was 253,521,200 consisting of (a) 190,849,192 Voting Shares evidenced by 190,849,192 shares of common stock and (b) 62,672,008 Voting Shares evidenced by 6,861.75 shares of Series B-1 Preferred Stock.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is c/o Fusion Telecommunications International, Inc. 420 Lexington Avenue, Suite 1718, New York, NY 10170. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all voting securities shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name and Address of Beneficial Owner		Number of Voting Shares Beneficially Owned	Percentage of Voting Shares
Larry Blum	(1)	1,239,101	* %
E. Alan Brumberger	(2)	2,987,234	1.2%
Michael J. Del Giudice	(3)	2,790,198	1.1%
Jack Rosen	(4)	4,217,174	1.7%
Gordon Hutchins, Jr.	(5)	2,006,294	* %
Paul C. O’Brien	(6)	278,537	* %
Marvin S. Rosen	(7)	35,643,749	14.7%
Matthew D. Rosen	(8)	4,784,599	2.0%
William Rubin	(9)	4,953,986	1.9%
Jan Sarro	(10)	957,362	* %
Philip D. Turits	(11)	9,858,346	4.1%
Jonathan Kaufman	(12)	10,704,546	4.4%
All Directors and Executive Officers as a Group (13 persons)		79,937,530	30.3%
West End Special Opportunity Fund II, LP	(13)	19,887,286	8.2%
______________________________
* Less than 1% of outstanding shares.

(1) Includes (i) 746,416 shares of common stock held by trusts for which his wife serves as trustee, and (ii) 277,034 shares of common stock issuable upon the exercise of common stock Purchase Warrants held by trusts for which his wife serves as trustee, (iii) 32,500 shares of common stock issuable upon the exercise of options; and (iv) 20 shares of Series B-1 Preferred Stock entitled to vote 183,151 Voting Shares held by trusts for which his wife serves as trustee.

(2) Includes (i) 10,715 shares of common stock held by trusts for which his wife serves as trustee, (ii) 18,037 shares of common stock issuable upon the conversion of preferred stock, (iii) 115,000 shares of common stock issuable upon the exercise of options, (iv) 653,382 shares of common stock issuable upon the exercise of common stock Purchase Warrants; and (v) 50 shares of Series B-1 Preferred Stock entitled to vote 457,876 Voting Shares.

(3) Includes (i) 115,000 shares of common stock issuable upon the exercise of options, (ii) 675,953 shares of common stock issuable upon the exercise of common stock Purchase Warrants, of which 243,032 are held in the name of Catskill Investor Group, LLC, (iii) 119,760 shares of common stock issuable upon the conversion of preferred stock held in the name of Catskill Investor Group, LLC; and (iv) 50 shares of Series B-1 Preferred Stock entitled to vote 457,876 Voting Shares held in the name of Catskill Investor Group, LLC.

(4) Includes (i) 1,172,421 shares of common stock issuable upon the exercise of common stock Purchase Warrants, 1,116,865 of which are held by Rosen Partners, LLC, (ii) 32,500 shares of common stock issuable upon the exercise of options, (iii) 180,001 shares of common stock issuable upon the conversion of preferred stock held by Rosen Partners, LLC; and (iv) 250 shares of Series B-1 Preferred Stock entitled to vote 2,289,378 Voting Shares held in the name of Rosen Partners, LLC..

(5) Includes (i) 1,600,000 shares of common stock issuable upon the exercise of options, (ii) 30,121 shares of common stock issuable upon the conversion of preferred stock and (iii) 98,395 shares of common stock issuable upon the exercise of common stock Purchase Warrants.

(6) Includes (i) 115,000 shares of common stock issuable upon the exercise of options, (ii) 59,880 shares of common stock issuable upon the conversion of preferred stock and (iii) 31,275 shares of common stock issuable upon the exercise of common stock Purchase Warrants.

(7) Includes (i) 9,947,095 shares of common stock issuable upon the exercise of common stock Purchase Warrants, (ii) 115,000 shares of common stock issuable upon the exercise of options, (iii) 60,061 shares of common stock issuable upon the conversion of preferred stock, (iv) 772 shares of Series B-1 Preferred Stock entitled to vote 7,069,598 Voting Shares; and (v) 80,500 shares of common stock held by a Delaware Trust Custodian IRA of Mr. Rosen.

(8) Includes (i) 3,167,858 shares of common stock issuable upon the exercise of options, (ii) 35,965 shares of common stock issuable upon the conversion of preferred stock, (iii) 434,286 shares of common stock issuable upon the exercise of common stock Purchase Warrants; and (iv) 100 shares of Series B-1 Preferred Stock entitled to vote 915,751 Voting Shares.

(9) Includes (i) 32,500 shares of common stock issuable upon the exercise of options, (ii) 125 shares of Series B-1 Preferred Stock entitled to vote 1,144,689 Voting Shares; and (iii) 1,199,744 shares of common stock issuable upon the exercise of common stock Purchase Warrants.

(10) Includes (i) 939,288 shares of common stock issuable upon the exercise of options, (ii) 12,049 shares of common stock issuable upon conversion of preferred stock held by her husband and (iii) 6,025 shares of common stock issuable upon the exercise of common stock Purchase Warrants held by her Husband.

(11) Includes (i) 4,286 shares of common stock held by his wife, (ii) 2,013,916 shares of common stock issuable upon the exercise of common stock Purchase Warrants, (iii) 115,000 shares of common stock issuable upon the exercise of options, (iv) 5 shares of Series B-1 Preferred Stock entitled to vote 45,788 Voting Shares; and (v) 51,117 shares of common stock issuable upon the conversion of preferred stock.

(12) Includes (i) 8,500,000 shares of common stock held in a trust for which his wife is the beneficiary; and (ii) 250,000 shares of common stock issuable upon the exercise of options.

(13) Includes 1,197,320 shares of common stock issuable upon the exercise of common stock Purchase Warrants. The address provided by the named Stockholder is 77 East 55th Street, New York, NY 10022.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Plan Category	Number Of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
1998 Stock Option Plan, equity compensation plans approved by security holders	2,710,761	$1.66	-

2009 Stock Option Plan, equity compensation plans approved by security holders	6,153,500	$0.11	846,500
Total	8,864,261	$0.58	846,500

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer and Director Loans to Company

On March 28, 2013, Marvin Rosen, the Company’s Chairman of the Board of Directors, converted $125,000 of indebtedness into 1,574,308 shares of common stock and received warrants to purchase 787,154 shares of the Company’s common stock. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to closing.

During the first nine months of 2012, Mr. Rosen converted $125,000 of outstanding promissory notes into 925,927 shares of the Company’s common stock and five-year warrants to purchase 277,779 shares of common stock. The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion. Also during the first nine months of 2012, the Company received $236,000 of new loans from Mr. Rosen, all of which was repaid during 2012.

On June 22, 2012, the Company received a loan of $300,000 from an unrelated party that was personally guaranteed by Marvin Rosen. The loan was repaid on October 22, 2012.

On September 17, 2012 the Company received a new loan from Marvin Rosen and Philip Turits, a Director and our Secretary and Treasurer, in the principal amount of $250,000, which was repaid on October 22, 2012.

On October 22, 2012, Marvin Rosen converted $724,000 of loans evidenced by promissory notes into 724 investment Units consisting of 724 shares of Series B-1 Preferred Stock and 5-year warrants to purchase 2,652,015 shares of our common stock on the same terms as those who participated in the Company’s private placement offering which closed on October 24, 2012. In conjunction with the Company’s issuance of senior notes to two third parties (the “Lenders”) to finance the acquisition of NBS, Mr. Rosen entered into an Intercreditor and Subordination Agreement with the Company and the Lenders, whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the senior notes and the Company’s other obligations to the Lenders. In connection with this agreement, on October 25, 2012 the Company and Mr. Rosen consolidated the principal amount all of his outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”). The New Rosen Note is not secured, pays interest monthly at a rate of 7% per annum, and matures 60 days after the senior notes are paid in full.

During 2011, the Company borrowed approximately $3,200,000 from Marvin Rosen, $347,000 of which was repaid during the year. These loans were evidenced by a series of short-term promissory notes, each of which is payable in full upon ten days notice from the lender and bear interest at the rate of 3.25% per annum. Each note was subsequently consolidated into the New Rosen Note. During 2011, Mr. Rosen converted $351,000 of previously issued promissory notes into 4,981,151 shares of the Company’s common stock and warrants to purchase 1,275,996 shares of common stock. The warrants are exercisable for a period of five years from the respective dates of debt conversion at exercise prices ranging from 112.5% to 125% of the average closing price of the Company’s common stock for the five trading days prior to the date of the conversion.

Director Independence

The Company applies the standards of NYSE Euronext (the “Exchange”), for determining the independence of the members of its board of directors and board committees. Based upon its application of those standards, the board of directors has determined that the following members of the Company’s board of directors (and committee members, as applicable) are independent:

Larry Blum
E. Alan Brumberger
Jack Rosen
William Rubin
Paul C. O'Brien
Michael J. Del Giudice

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company for the years ended December 31, 2012 and 2011 by the Company’s principal accounting firm, Rothstein Kass (“RK”), are as follows:

Audit and Audit-Related Fees

The fees billed for professional services rendered by RK for each of the years ended December 31, 2012 and 2011 were approximately $142,500. These professional services included fees associated with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.

Tax Related Fees

The fees billed for tax-related services rendered by RK for the years ended December 31, 2012 and 2011 were $19,000 and $0, respectively.

All Other Fees

There were no fees for other services that were not included in the categories above during the years ended December 31, 2012 and 2011.

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

10.53	Promissory Note dated October 29, 2012 payable to the LK Trust (12)
10.54	Promissory Note dated October 29, 2012 payable to Jonathan Kaufman (12)
10.55	Employment and Restrictive Covenant Agreement dated October 29, 2102 between the Registrant and Jonathan Kaufman (12)
10.56	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (12
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

10.731	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III (12)
10.732	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III-A (12)
10.733	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., and Plexus Fund II, LP (12)
10.74	Small Business Side Letter dated October 29, 2012 – Plexus Fund II, LP (12)
10.75	Small Business Side Letter dated October 29, 2012– Praesidian Capital Opportunity Fund III-A, LP (12)
14	Code of Ethics of Registrant (8)
21.1	List of Subsidiaries (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***	XBRL Instance Document (13)
101.SCH***	XBRL Taxonomy Extension Schema Document (13)
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document (13)
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document (13)
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document (13)
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document (13)

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 25, 2010, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.

(9)	Identical to Certificate of Rights and Preferences of Series A-2 Preferred Stock filed as an exhibit to Form 8-K on May 9, 2007.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012.

(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 1, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: April 26, 2013	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: April 26, 2013	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer, Principal Accounting Officer and Acting Chief Financial Officer