Form 10-Q
period 2013-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2013-05-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act.)   Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 10, 2013.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	192,035,573

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$419,390	$543,214
Accounts receivable, net of allowance for doubtful accounts of
approximately $495,000 and $514,000, respectively	4,225,142	2,924,302
Inventory	507,949	341,118
Prepaid expenses and other current assets	655,559	1,001,449
Total current assets	5,808,040	4,810,083
Property and equipment, net	2,349,326	2,406,944
Other assets:
Security deposits	576,768	439,741
Restricted cash	1,026,326	1,026,326
Goodwill	2,406,269	2,406,269
Intangible assets, net	14,842,792	15,396,117
Other assets	530,071	582,947
Total other assets	19,382,226	19,851,400
TOTAL ASSETS	$27,539,592	$27,068,427

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable - non-related parties	$405,137	$208,333
Notes payable - related parties	696,429	639,286
Equipment financing obligations	136,281	136,392
Accounts payable and accrued expenses	11,671,386	10,579,496
Related party payable	1,127,550	1,159,573
Current liabilities from discontinued operations	55,000	55,000
Total current liabilities	14,091,783	12,778,080
Long-term liabilities:
Notes payable - non-related parties, net of discount	14,396,108	14,475,747
Notes payable - related parties	4,281,422	4,492,136
Equipment financing obligations	72,247	102,071
Derivative liability	1,199,250	1,066,000
Other long-term liabilities	232,310	266,132
Total liabilities	34,273,120	33,180,166
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
11,907 shares issued and outstanding	119	119
Common stock, $0.01 par value, 550,000,000 shares authorized,
190,849,192 and 178,250,533 shares issued and outstanding	1,908,491	1,782,504
Capital in excess of par value	147,608,509	146,760,005
Accumulated deficit	(156,250,647)	(154,654,367)
Total stockholders' deficit	(6,733,528)	(6,111,739)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,539,592	$27,068,427

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$16,168,421	$11,534,705
Cost of revenues, exclusive of depreciation and amortization,
shown separately below	11,751,596	10,044,760
Gross profit	4,416,825	1,489,945
Depreciation and amortization	849,915	98,223
Selling general and administrative expenses (including
stock-based compensation of approximately $48,000 and $7,000 for the
three months ended March 31, 2013 and 2012, respectively)	4,267,597	2,051,142
Total operating expenses	5,117,512	2,149,365
Operating loss	(700,687)	(659,420)
Other (expenses) income:
Interest expense	(659,519)	(57,086)
Other expenses, net	(236,074)	(69,445)
Total other expenses	(895,593)	(126,531)
Net loss	(1,596,280)	(785,951)
Preferred stock dividends in arrears	(99,246)	(100,349)
Net loss applicable to common stockholders:	$(1,695,526)	$(886,300)

Basic and diluted loss per common share:	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	178,670,488	159,988,401

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,596,280)	$(785,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849,915	98,223
Loss on sale of accounts receivable	83,484	75,152
Bad debt (recovery) expense	(19,140)	44,301
Stock-based compensation	47,831	6,996
Amortization of debt discount and deferred financing fees	102,725	-
Change in fair value of derivative liability	133,250	-
Loss on extinguishment of debt	58,203	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,019,922)	532,297
Inventory	(166,831)	-
Prepaid expenses and other current assets	(14,851)	(622)
Other assets	26,763	7,156
Replenishment of security deposit	(137,027)	-
Accounts payable and accrued expenses	1,027,849	(666,056)
Other long-term liabilities	(33,822)	(26,255)
Net cash used in operating activities	(657,853)	(714,759)
Cash flows from investing activities:
Purchase of property and equipment	(238,972)	(53,048)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	763,687	901,290
Proceeds from notes payable - related parties	100,000	-
Proceeds from notes payable - non-related parties	162,500	-
Payments on equipment financing obligations	(2,669)	-
Repayments of notes payable - related parties	(128,571)	-
Repayments of notes payable - non-related parties	(121,946)	(108,073)
Net cash provided by financing activities	773,001	793,217
Net (decrease) increase in cash and cash equivalents from continuing operations	(123,824)	25,410
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	-	(1,490)
Net change in cash and cash equivalents:	(123,824)	23,920
Cash and cash equivalents, beginning of period	543,214	3,047
Cash and cash equivalents, end of period	$419,390	$26,967
Supplemental disclosure of cash flow information:
Cash paid for interest	$477,286	$9,583
Supplemental schedule of non-cash financing activities:
Conversion of notes and interest payable - related parties to common stock	$125,000	$50,000
Conversion of accounts payable - related parties to common stock	$-	$35,000

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”). These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

During the three months ended March 31, 2013 and 2012, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2009 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of March 31, 2013 and December 31, 2012. During the three month periods ended March 31, 2013 and 2012, the Company recognized no adjustments for uncertain tax positions.

Loss per share

The Company complies with the accounting and disclosure requirements regarding earnings per share. Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The following securities were excluded in the calculation of diluted loss per share as of March 31, 2013 and 2012 because their inclusion would be antidilutive:

	2013	2012
Warrants	93,346,219	50,607,572
Stock options	8,776,473	6,571,886
Convertible preferred stock	70,156,174	7,113,840
	172,278,866	64,293,298

The net loss per common share calculation includes a provision for preferred stock dividends in the approximate amount of $99,000 and $100,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Board of Directors had not declared any dividends on the Company’s preferred stock, and the Company had accumulated approximately $3,226,000 of preferred stock dividends.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Sale of accounts receivable

The Company has an agreement to sell certain of its accounts receivable under an arrangement with a third party. These transactions qualify as sales of financial assets under the criteria outlined in Accounting Standards Codification Topic (“ASC”) 860, Transfers and Servicing, in that the rights, title and interest to the receivables are transferred. As a result, the Company accounts for the sales of its accounts receivable by derecognizing them from its consolidated balance sheet as of the date of sale and recording a loss on sale at the time the receivables are sold for the difference between the book value of the receivables sold and their respective purchase price.

For the three months ended March 31, 2013 and 2012, the Company recognized a loss on the sale of accounts receivable of approximately $83,000 and $75,000, respectively.  Approximately $1.1 million and $2.4 million of the Company’s outstanding accounts receivable have been derecognized from the Company’s consolidated balance sheet as of March 31, 2013 and December 31, 2012, respectively.  The Company’s obligations to the purchaser of the receivables under the agreement are secured by a first priority lien on the accounts receivable of the Company’s Carrier Services business segment, and by a subordinated security interest on the other assets of the Company’s Carrier Services business segment. Based on the Company’s evaluation of the creditworthiness of the customers whose receivables the Company sells under this arrangement, the Company does not believe that there is any significant credit risk related to those receivables.

Goodwill

At March 31, 2013 and December 31, 2012, the Company had goodwill in the amount of $2.4 million, consisting of the excess of the acquisition cost over the fair value of the identifiable net assets acquired in connection with the Company’s acquisition of Network Billing Systems, LLC (“NBS”) on October 29, 2012. Impairment testing for goodwill is performed annually in the Company’s fourth fiscal quarter or when indications of an impairment exist. The Company has the option to perform a qualitative assessment to determine if the fair value of the entity is less than its carrying value. However, the Company may elect to perform an impairment test even if no indications of a potential impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has determined that its reporting units are its operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available. Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value, which is the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets. If the implied fair value of goodwill is less than its carrying amount, an impairment is recognized. We did not record any impairment charges during the three months ended March 31, 2013.

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

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three months ended March 31, 2013 and 2012 includes compensation expense for stock-based payment awards granted prior to March 31, 2013 but not yet vested, based on the estimated grant date fair value. As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historical forfeiture rates as well as ongoing trends for actual option forfeiture.

Stock-based compensation expense is reflected in selling, general and administrative expenses in the condensed consolidated interim statements of operations, and is comprised of the following:

	Three Months Ended March 31,
	2013	2012
Expenses associated with stock options granted to employees and directors	$27,601	$6,996
Common stock or warrants issued or issuable for services rendered	20,230	-
	$47,831	$6,996

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The following table summarizes the stock option activity for the three months ended March 31, 2013:

	(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	8,864,261	$0.58
Granted	-	$-
Forfeitures in 2013	(41,500)	$0.11
Expirations in 2013	(46,288)	$1.87
Outstanding at March 31, 2013	8,776,473	$0.58
Exercisable at March 31, 2013	4,923,727	$0.95

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Three Months Ended March 31,
	2013		2012
Dividend yield	n/a	%	0.00%
Stock volatility	n/a	%	98.7%
Average Risk-free interest rate	n/a	%	0.35%
Average option term (years)	n/a		4

As of March 31, 2013, there was approximately $214,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.28 years.

Advertising and Marketing

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services. Advertising and marketing expenses were approximately $9,000 and $6,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Restricted cash

Restricted cash at March 31, 2013 and December 31, 2012 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see note 7), and a certificate of deposit collateralizing a letter of credit in the amount of $26,326. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

2.  Going Concern

At March 31, 2013, the Company had a working capital deficit of $8.3 million and an accumulated deficit of $156.3 million. The Company has continued to sustain losses from operations and has not generated positive cash flow from operations since inception. During the three months ended March 31, 2013, the Company raised approximately $0.8 million, net of expenses, from the sale of its equity securities. The Company cannot provide any assurances if and when it will be able to attain profitability. These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

3.   Acquisition

As previously discussed in note 1, the Company acquired NBS on October 29, 2012. Had the transaction taken place on January 1, 2012, the Company’s consolidated revenues and net loss for the three months ended March 31, 2012 would have been approximately $18.5 million and $0.9 million, respectively.

4.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(unaudited)
Prepaid insurance	$132,016	$44,390
Due from purchaser of accounts receivable	303,167	648,428
Other prepaid expenses	220,376	308,631
Total	$655,559	$1,001,449

5.   Intangible Assets

Identifiable intangible assets as of March 31, 2013 and December 31, 2012 are comprised of:

	March 31, 2013 (unaudited)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Intangibles associated with the acquisition of NBS:
Trademarks and tradename	$563,000	$(23,458)	$539,542	$563,000	$(9,383)	$553,617
Proprietary technology	1,903,000	(158,583)	1,744,417	1,903,000	(63,433)	1,839,567
Non-compete agreement	3,257,000	(452,361)	2,804,639	3,257,000	(180,944)	3,076,056
Customer contracts	9,824,000	(269,639)	9,554,361	9,824,000	(107,856)	9,716,144
Favorable lease intangible	218,000	(18,167)	199,833	218,000	(7,267)	210,733
Total acquired intangibles	15,765,000	(922,208)	14,842,792	15,765,000	(368,883)	15,396,117
Other intangibles:
Trademarks	315,745	(315,745)	-	315,745	(315,745)	-
Intellectual property	86,397	(86,397)	-	86,397	(86,397)	-
Total	$16,167,142	$(1,324,350)	$14,842,792	$16,167,142	$(771,025)	$15,396,117

Amortization expense was $553,325 and $29,052 for the three months ended March 31, 2013 and 2012, respectively. Estimated future aggregate amortization expense is as follows for the periods indicated:

Year ending December 31:	2013	$1,659,362
	2014	2,212,482
	2015	2,031,538
	2016	1,126,816
	2017	1,056,116

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

6.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013 (unaudited)	December 31, 2012
Trade accounts payable	$9,669,660	$8,800,525
Accrued expenses	1,033,849	993,618
Accrued payroll and vacation	101,023	113,860
Interest payable	172,966	93,458
Deferred revenue	82,786	21,947
Other	611,102	556,088
Total accounts payable and accrued expenses	$11,671,386	$10,579,496

7.  Notes Payable – Non-Related Parties

At March 31, 2013 and December 31, 2012, components of notes payable – non-related parties are comprised of the following:

	March 31, 2013	December 31, 2012
Senior Notes	$16,500,000	$16,500,000
Discount on senior notes	(1,739,309)	(1,815,920)
Other notes payable	40,554	-
Total notes payable - non-related parties	14,801,245	14,684,080
Less:
Current portion of Senior Notes	(364,583)	(208,333)
Current portion of other notes payable	(40,554)	-
Non-current portion notes payable - non-related parties	$14,396,108	$14,475,747

Senior Notes

On October 29, 2012, the Company and its wholly-owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”), executed a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA, the Company sold the Lenders (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”, and together with the Series A Notes, the “Senior Notes”) in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually. The proceeds from the sale of the Senior Notes were used to finance the acquisition of NBS.

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

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the Senior Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by NBS. The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes. At March 31, 2013 the Company was in compliance with all of the financial covenants under the Senior Notes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

The Company recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrant as of the date of issuance, which was $1,865,500. The discount is being accreted over the life of the Senior Notes, and the discount was $1,739,309 and $1,815,920 as of March 31, 2013 and December 31, 2012, respectively. In addition, the Lenders’ Warrant does not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity, and is not considered to be indexed to the Company’s own stock under the guidance provided in ASC Topic 815, Derivatives and Hedging. As a result, the Company recognized a derivative liability in the amount of $1,865,500 upon the issuance of the Lenders' Warrant. At March 31, 2013 and December 31, 2012, the fair value of the derivative liability was $1,199,250 and $1,066,000, respectively, and the Company recognized a loss on the change in fair value of $133,250 for the three months ended March 31, 2013.

Other Notes Payable

During the first three months of 2013, the Company received advances from the purchaser of its accounts receivable (see note 1) totaling $162,500. This amount is in addition to the proceeds received by the Company for the sale of accounts receivable. The Company repaid $121,496 of this advance during the period, along with advance fees of approximately $9,000. These fees are reflected in Other expenses, net in the Company’s consolidated statement of operations for the three months ended March 31, 2013.

8.  Notes Payable-Related Parties

At March 31, 2013 and December 31, 2012, components of notes payable – related parties are comprised of the following:

	March 31, 2013	December 31, 2012
NBS Sellers Notes	$471,429	$600,000
Notes payable to Marvin Rosen	4,381,422	4,406,422
Other notes payable - related parties	125,000	125,000
Total notes payable - related parties	4,977,851	5,131,422
Less:
Current portion of NBS Sellers Notes	(471,429)	(514,286)
Current portion of notes payable to Marvin Rosen	(100,000)	-
Current portion of other notes payable	(125,000)	(125,000)
Non-current portion notes payable - related parties	$4,281,422	$4,492,136

Sellers Notes

As part of the purchase price of NBS, FNAC issued promissory notes to Jonathan Kaufman and entities affiliated with Mr. Kaufman, the sellers of NBS (the “Sellers Notes”) in the principal amount of $600,000. The Sellers Notes bear interest at 3% per annum, are payable in fourteen equal monthly installments commencing January 31, 2013 and are unsecured. The Sellers Notes are subject to the terms of a subordination agreement with the Lenders. Upon the closing of the sale of NBS, Mr. Kaufman became President of the Company’s Business Services division and an executive officer of the Company.

Notes Payable to Marvin Rosen

In conjunction with the Company’s sale of the Senior Notes to the Lenders in October of 2012, Marvin Rosen, the Company’s Chairman of the Board of Directors, entered into an Intercreditor and Subordination agreement with the Company and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that, other than payments permitted by the Lenders, the amounts owed to him by the Company would be subordinate to the Senior Notes and the Company’s other obligations to the Lenders. In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount of all his then outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”). The New Rosen Note is not secured, pays interest monthly at a rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full. Accrued interest on the outstanding promissory notes as of October 24, 2012 amounted to approximately $484,000, and this amount, together with 7% annual interest, is reflected in Notes payable – related parties on the Company’s consolidated balance sheet as of March 31, 2013 and December 31, 2012.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On March 1, 2013, the Company received a short-term unsecured advance from Mr. Rosen in the amount of $100,000, which remains outstanding as of March 31, 2013. The Lenders have approved the repayment of this advance from the proceeds from future sales of the Company’s equity securities that the Company expects to undertake during the second or third quarter of 2013. On March 28, 2013, Mr. Rosen converted $125,000 of the New Rosen Note into 1,574,308 shares of common stock and received warrants to purchase 787,154 shares of the Company’s common stock. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of conversion. In connection with this conversion, the Company recognized a loss on the extinguishment of debt in the amount $58,203.

9.   Equity Transactions

On March 28, 2013, the Company entered into subscription agreements with 13 accredited investors, under which the Company issued an aggregate of 11,024,351 shares of common stock and five-year warrants to purchase 5,512,176 shares of the Company’s common stock for aggregate consideration of $0.9 million. The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the ten trading days prior to closing.

10. Recently Adopted and Issued Accounting Pronouncements

During the three months ended March 31, 2013 and 2012 there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements. Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

11. Commitments and Contingencies

Legal Matters

On March 12, 2013, a landlord over premises leased by the Company commenced a lawsuit in the New York City Civil Court, County of New York (Index No. 58738/13), in which the landlord is seeking to recover specified rent and related charges of approximately $97,000 due under a lease agreement between the landlord and the Company, and, as a result thereof, to evict the Company from the premises. The Company has since made all of the payments demanded by the landlord in the lawsuit, and the Company expects the lawsuit to be dismissed.

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s operations or financial condition. In addition, due to the regulatory nature of the telecommunications industry, the Company periodically receives and responds to various inquiries from state and federal regulatory agencies. Management does not expect the outcome of any such regulatory inquiries to have a material impact on the Company’s liquidity, results of operations or financial condition.

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

Operating segment information for the three months ended March 31, 2013 and 2012 is summarized as follows:

Three Months Ended March 31, 2013

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$8,693,288	$7,475,133	$-	$16,168,421
Cost of revenues (exclusive of
depreciation and amortization)	7,981,538	3,770,058	-	11,751,596
Gross profit	711,750	3,705,075	-	4,416,825
Depreciation and amortization	69,498	780,417	-	849,915
Selling, general and administrative expenses	1,841,566	2,426,031	-	4,267,597
Other expenses	20,054	875,539	-	895,593
Net loss	$(1,219,368)	$(376,912)	$-	$(1,596,280)

Capital expenditures	$2,152	$236,820	$-	$238,972
Total assets	$2,421,200	$23,285,418	$1,832,974	$27,539,592

Three Months Ended March 31, 2012

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$10,959,715	$574,990	$-	$11,534,705
Cost of revenues (exclusive of
depreciation and amortization)	9,686,470	358,290	-	10,044,760
Gross profit	1,273,245	216,700	-	1,489,945
Depreciation and amortization	87,784	10,439	-	98,223
Selling, general and administrative expenses	1,202,270	848,872	-	2,051,142
Other expenses	103,593	22,938	-	126,531
Net loss	$(120,402)	$(665,549)	$-	$(785,951)

Capital expenditures	$51,100	$1,170	$778	$53,048
Total assets	$2,022,239	$1,434,372	$444,634	$3,901,245

13. Other Income and Expenses

Other (expenses) income for the three months ended March 31, 2013 and 2012 consists of the following:

	2013	2012
Loss on extinguishment of debt	$(58,203)	$-
Loss on sale of accounts receivable	(83,484)	(75,152)
Change in fair value of derivative liability	(133,250)	-
Other	38,863	5,703
Total other (expenses) income	(236,074)	(69,449)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

14. Related Party Transactions

In addition to the debt and equity transactions discussed in note 8, the Company’s Desk Space Use and Occupancy Agreement that was entered into on March 29, 2011 with an entity affiliated with Marvin Rosen continues to be in effect on a month to month basis. Under the revised terms of the agreement, this affiliate utilizes a portion of the Company’s leased office space in New York City for a fee of $3,000 per month. As of March 31, 2013, the Company had received $8,000 of advance payments in connection with this agreement, which is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

15.  Fair Value Disclosures

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of March 31, 2013
Non-current liabilities:
Derivative liability (see note 7)	$-	$1,199,250	$-	$1,199,250

As of December 31, 2012
Non-current liabilities:
Derivative liability	$-	$1,066,000	$-	$1,066,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our fiscal 2012 Annual Report on Form 10-K.

OVERVIEW

Our Business

We are an international telecommunications carrier delivering value-added communications solutions to businesses and carriers in the United States and throughout the world. Through our Business Services business segment, we offer a full portfolio of Unified Communications and cloud services, including Voice over Internet Protocol (“VoIP”) solutions, private network services, broadband Internet access, a variety of cloud services and other advanced services. Our Business Services business segment focuses on small, medium, and large enterprises headquartered in the United States, but with the ability to serve their global communications needs and to provide service virtually anywhere in the world. Through our Carrier Services business segment, we offer domestic and international voice termination services to telecommunications carriers throughout the world, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. These services utilize VoIP termination, as well as traditional TDM technology. We have focused on growing our existing carrier customer base, which was primarily U.S.-based, through the addition of new international customers. We have also focused on expanding the Company’s vendor base through the addition of direct VoIP termination arrangements to new countries and emerging markets.

Although we believe that the Carrier Services business segment continues to be of significant value to our long term strategy, our growth strategy is focused primarily on the higher margin Business Services business segment and marketing to small and mid-sized businesses, as well as larger enterprises, using both our direct and partner distribution channels. We anticipate that this will assist us in increasing the percentage of the Company’s total revenues contributed by the Business Services business segment, which we believe will complement the Company’s Carrier Services business segment by providing higher margins and a more stable customer base.

On October 29, 2012, through our wholly owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”), we completed the acquisition of Network Billing Systems, LLC and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”). NBS is a Unified Communications and cloud services provider offering a wide range of hosted voice and data products, as well as Internet, data networking and cloud services solutions to small, medium and large businesses in the United States. For the year ended December 31, 2011, the acquired business had revenues of approximately $26.5 million and net income of approximately $3.1 million.

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

Effective as of the date of the acquisition, NBS became our wholly-owned subsidiary, and we have largely completed the integration of our pre-acquisition Business Services business segment with NBS’ current business. In connection with our acquisition of NBS, we entered into an Employment and Restrictive Covenant Agreement with Jonathan Kaufman, the founder and principal operating officer of NBS, and Mr. Kaufman became the President of our combined Business Services business segment.

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

Results of Operations

As a result of our acquisition of NBS on October 29, 2012, our results of operations for the first three months of 2013, particularly with respect to our Business Services business segment, are not comparable to the results of operations for the first three months of 2012. The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2013		2012
Revenues	$16,168,421	100.0%	$11,534,705	100.0%
Cost of revenues, exclusive of
depreciation and amortization	11,751,596	72.7%	10,044,760	87.1%
Gross profit	4,416,825		1,489,945

Operating expenses:
Depreciation and amortization	849,915	5.3%	98,223	0.9%
Selling general and administrative	4,267,597	26.4%	2,051,142	17.8%
Total operating expenses	5,117,512	31.7%	2,149,365	18.6%
Operating loss	(700,687)	-4.3%	(659,420)	-5.7%
Interest expense, net	(659,519)	-4.1%	(57,086)	-0.5%
Other (expenses) income	(236,074)	-1.5%	(69,445)	-0.6%
Total other (expenses) income	(895,593)	-5.5%	(126,531)	-1.1%
Net loss	$(1,596,280)	-9.9%	$(785,951)	-6.8%

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenues

Consolidated revenues were $16.2 million during the three months ended March 31, 2013, compared to $11.5 million during the three months ended March 31, 2012, an increase of $4.6 million, or 40.2%. Carrier services revenue of $8.7 million represents a decrease of $2.3 million, or 20.7%, from a year ago, due to a 30% decrease in the number of minutes transmitted over our network, partially offset by a 12.3% increase in the blended rate per minute of traffic terminated. Revenues for the Business Services segment were $7.5 million in the first three months of 2013, as compared to $0.6 million the first three months of 2012 due to the October 2012 acquisition of NBS.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $11.8 million for the three months ended March 31, 2013, compared to $10.0 million for the three months ended March 31, 2012. The increase is due to the costs attributed to NBS revenues not present in 2012, partially offset by the lower traffic volume in the Carrier Services segment. Consolidated gross margin was 27.3% in the three months ended March 31, 2013, compared to 12.9% in 2012. The increase is due to the higher mix of Business Services revenue in 2013 as a result of the NBS acquisition.

Gross margin for the Carrier Services segment was 8.2% for the three months ended March 31, 2013, compared to 11.6% in the three months ended March 31, 2012, due to higher rates for the cost of traffic terminated over our network. Gross margin for the Business Services segment was 49.6% in 2013, compared to 37.7%, in 2012, as NBS generates gross margins that are significantly higher than our pre-acquisition Business Services segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and amortization expense was $0.8 million for the three months ended March 31, 2013, as compared to $0.1 million during the same period of a year ago, mainly due to $0.6 million of amortization expense related to intangible assets acquired in the NBS transaction and depreciation expense on NBS fixed assets in 2013 not present in 2012.

SG&A

SG&A during the first quarter of 2013 was $4.3 million, as compared to $2.1 million during the first quarter of 2012. The increase was mainly due to SG&A associated with NBS in 2013 not present in the prior year, consisting primarily of employee compensation costs and commissions paid to third party selling agents.

Operating Loss

Our operating loss of $0.7 million for the three months ended March 31, 2013 was largely unchanged from the same period of year ago. The increase in gross profit of $2.9 million, which was a result of the NBS acquisition, was more than offset by the increases in SG&A and depreciation and amortization expense.

Interest Expense

Interest expense increased by $0.6 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to $0.5 million of interest on the senior debt issued in October 2012 in connection with the NBS transaction and $0.1 million of non-cash interest expense associated with the amortization of debt discount and deferred financing fees.

Other (Expense) Income

Total other expenses, net of other income, increased by approximately $0.2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase is due to a change in the fair value of a derivative liability and a loss on the extinguishment of debt related to the conversion of indebtedness in 2013, with no comparable amounts in 2012.

Net Loss

The net loss of $1.6 million for the three months ended March 31, 2013 represents an increase of $0.8 million over the first three months of 2012, primarily due to the increases in interest expense and other expenses.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we have yet to generate positive cash flow from operations. As of March 31, 2013, we had a stockholders’ deficit of $6.7 million, as compared to $6.1 million at December 31, 2012, and a working capital deficit of $8.3 million, as compared to $8.0 million at December 31, 2012. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months. We will be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  In the event that we are unable to secure the necessary funding to meet our working capital requirements and payment obligations, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets or possibly curtail some of our operations.

We have historically relied upon loans from related and non-related parties, primarily Marvin Rosen, our Chairman of the Board of Directors, and the sale of our equity securities to fund our operations. During fiscal 2012 and the first three months of 2013, we relied primarily on the sale of our accounts receivable, including unbilled receivables, under our agreement with Prestige Capital Corporation (“Prestige”), as well as the sale of our equity securities. As of March 31, 2013 approximately $1.1 million of our outstanding accounts receivable had been sold to Prestige.

On March 28, 2013, we entered into subscription agreements with 13 accredited investors, under which the Company issued an aggregate of 11,024,351 shares of common stock and five-year warrants to purchase 5,512,176 shares of the Company’s common stock for aggregate consideration of $0.9 million. The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the ten trading days prior to closing.

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

In addition to purchasing our accounts receivable, Prestige has also from time to time provided us with secured working capital advances. During the first three months of 2013 we received $162,500 of advances from Prestige, approximately $122,000 of which was repaid during the period, along with advance fees of approximately $9,000. The remainder was repaid in April of 2013. We may receive similar advances on similar terms from time to time during the remainder of 2013, although Prestige is under no obligation to make such advances. The Prestige agreement is currently due to expire on September 15, 2013 but automatically renews for additional nine month periods unless either party receives written notice of cancellation within 60 days prior to the scheduled expiration date. For as long as the agreement is in effect, Prestige will continue to have a first priority lien on the accounts receivable of our Carrier Services business segment and a subordinated security interest in the other assets of our Carrier Services business segment.

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

The obligations to the Lenders are secured by first priority security interests on all of the assets of NBS, as well as the capital stock of each of our direct and indirect subsidiaries, and by second priority security interests in the accounts receivable and other assets of our Carrier Services business segment. The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the Senior Notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by NBS. The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes. We do not have the financial resources to repay the Senior Notes in the event of a default and acceleration of indebtedness. As of March 31, 2013 we were in compliance with the financial covenants set forth in the SPA.

In conjunction with the sale of the Senior Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination agreement with us and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Notes and our other obligations to the Lenders. In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”). The New Rosen Note is unsecured, pays interest monthly at an annual rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full. Although we did receive a short-term unsecured advance from Mr. Rosen of $100,000 during the first three months of 2013, in view of the subordination of our obligations to Mr. Rosen to those of the Lenders, we do not expect to receive new loans or additional short term advances from Mr. Rosen to fund our future liquidity needs. Additionally, in connection with the issuance of the Senior Notes, Prestige and the Lenders entered into an agreement establishing priorities among them and reach certain agreements as to enforcing their respective rights against the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

While NBS has historically generated positive cash flow from operations and we believe that with the acquisition of NBS we will be able to generate positive cash flow from operations on a consolidated basis, the terms of the SPA prohibit any cash distributions from NBS to us.

 A summary of the Company’s cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
	2013	2012
Cash from continuing operations:
Cash used in operating activities	$(657,853)	$(714,759)
Cash used in investing activities	(238,972)	(53,048)
Cash provided by financing activities	773,001	793,217
Increase (decrease) in cash and cash equivalents from continuing operations	(123,824)	25,410
Cash from discontinued operations	-	(1,490)
Net increase (decrease) in cash and cash equivalents	(123,824)	23,920
Cash and cash equivalents, beginning of period	543,214	3,047
Cash and cash equivalents, end of period	$419,390	$26,967

Cash used in operating activities was approximately $0.7 million during the three months ended March 31, 2013 and 2012.  The following table illustrates the primary components of our cash flows from operations:

	2013	2012
Net loss	$(1,596,280)	$(785,951)
Non-cash expenses, gains and losses	1,256,269	224,672
Accounts receivable	(1,019,922)	532,297
Inventory	(166,831)	-
Accounts payable and accrued expenses	1,027,848	(666,056)
Other	(158,937)	(19,721)
Cash used in operating activities	$(657,853)	$(714,759)

Cash used in investing activities was $0.2 million in the first three months of 2013 compared to $53,000 in the first three months of 2012, and consisted solely of capital expenditures. We expect our cash capital expenditures to be approximately $750,000 for the remainder of 2013, primarily for capital expenditures at NBS and additional infrastructure development for the Carrier Services business segment.

Cash provided by financing activities was $0.8 million in the three months ended March 31, 2013 and 2012, and was comprised primarily of proceeds received from private placements of common stock and warrants.

Sources of Liquidity

As of March 31, 2013, our consolidated cash balance was approximately $0.4 million (exclusive of the $1.0 million of cash that is restricted under the terms of the Senior Notes and is reflected as restricted cash in our consolidated balance sheet), substantially all of which was held by NBS and is subject to the restricted payment provisions of the Senior Notes, and accounts receivable of approximately $4.2 million, $2.9 million of which was at NBS. Our long-term liquidity is dependent on our ability to generate positive cash flows from operations in both of our business segments. We cannot predict if and when we will be able to attain positive cash flows from operations in our Carrier Services business segment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Debt Service Requirements

During the three months ended March 31, 2013, we made debt service payments of approximately $0.5 million and repaid approximately $0.3 million of indebtedness held by related and unrelated parties. For the remainder of 2013, we expect to make principal and interest payments on our Senior Notes totaling approximately $1.6 million, payments under the Seller Notes of approximately $0.4 million and payments under equipment financing obligations of $0.1 million.

At March 31, 2013, we had obligations to Marvin Rosen, including the New Rosen Note, aggregating $4.4 million which are payable 60 days after the Senior Notes are repaid in full. Effective as of October 29, 2012, as permitted by the Subordination Agreement, Mr. Rosen is entitled to monthly interest payments on these obligations at a rate of 7% per annum. As of the date of this report we have not made any interest payments to Mr. Rosen.  Mr. Rosen has agreed that any due but unpaid interest does not constitute an event of default under the New Rosen Note, and that all interest currently due under the New Rosen Note, as well as future interest that will accrue under the note, will be payable on ten days’ prior written notice.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations. In many cases, the accounting treatment of a particular transaction is dictated by specific accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the Year Ended December 31, 2012, included in our Annual Report on Form 10-K. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Revenue earned from monthly services provided to our business services customers are fixed and recurring in nature, and are contracted for over a specified period of time. Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer. The recurring customer charges continue until the expiration of the contract, or until cancellation of the service by the customer. To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. We did not record any impairment charges during the three months ended March 31, 2013 and 2012.

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

Property and Equipment

In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years. During the three months ended March 31, 2013, we capitalized costs pertaining to the development of internally used software in the approximate amount of $0.2 million.

Recently Issued Accounting Pronouncements

During the three months ended March 31, 2013 and 2012, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements. Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of March 31, 2013, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The primary risk of the Company is its ability to attract new and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with its senior debt agreements, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s ability to maintain working capital requirements to fund future operations or the Company’s ability to attract and retain highly qualified management, technical and sales personnel, and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may, among other things, also be subject to service disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 12, 2013, a landlord over premises leased by the Company commenced a lawsuit in the New York City Civil Court, County of New York (Index No. 58738/13), in which the landlord is seeking to recover specified rent and related charges of approximately $97,000 due under a lease agreement between the landlord and the Company, and, as a result thereof, to evict the Company from the premises. The Company has since made all of the payments demanded by the landlord in the lawsuit, and the Company expects the lawsuit to be dismissed.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

May 14, 2013	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer

May 14, 2013	By:	/s/ GORDON HUTCHINS, JR.
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