Form 10-Q
period 2013-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2013-08-19
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act).  Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 13, 2013.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	218,825,801

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$786,903	$543,214
Accounts receivable, net of allowance for doubtful accounts of
approximately $426,000 and $514,000, respectively	4,251,655	2,924,302
Inventory	433,894	341,118
Prepaid expenses and other current assets	589,454	1,001,449
Total current assets	6,061,906	4,810,083
Property and equipment, net	2,448,760	2,406,944
Other assets:
Security deposits	446,855	439,741
Restricted cash	1,163,550	1,026,326
Goodwill	2,406,269	2,406,269
Intangible assets, net	14,289,467	15,396,117
Other assets	504,040	582,947
Total other assets	18,810,181	19,851,400
TOTAL ASSETS	$27,320,847	$27,068,427

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable - non-related parties	$552,755	$208,333
Notes payable - related parties	567,857	639,286
Equipment financing obligations	195,308	136,392
Escrow payable	706,700	-
Accounts payable and accrued expenses	8,440,521	10,579,496
Related party payable	1,000,213	1,159,573
Current liabilities from discontinued operations	55,000	55,000
Total current liabilities	11,518,354	12,778,080
Long-term liabilities:
Notes payable - non-related parties, net of discount	14,319,247	14,475,747
Notes payable - related parties	4,061,422	4,492,136
Equipment financing obligations	104,487	102,071
Derivative liability	960,733	1,066,000
Other long-term liabilities	198,487	266,132
Total liabilities	31,162,730	33,180,166
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
11,907 shares issued and outstanding	119	119
Common stock, $0.01 par value, 550,000,000 shares authorized,
204,592,663 and 178,250,533 shares issued and outstanding	2,045,926	1,782,504
Capital in excess of par value	148,676,946	146,760,005
Accumulated deficit	(154,564,874)	(154,654,367)
Total stockholders' deficit	(3,841,883)	(6,111,739)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,320,847	$27,068,427

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$14,230,178	$10,219,436	$30,398,599	$21,754,140
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	9,605,534	8,963,789	21,357,130	19,008,549
Gross profit	4,624,644	1,255,647	9,041,469	2,745,591
Depreciation and amortization	872,584	93,954	1,722,499	192,177
Selling general and administrative expenses (including
stock-based compensation of approximately $28,000 and
$54,000 for the three months ended June 30, 2013 and
2012, and approximately $56,000 and $61,000 for the
six months ended June 30, 2013 and 2012	4,433,848	2,258,385	8,701,446	4,309,526
Total operating expenses	5,306,432	2,352,339	10,423,945	4,501,703
Operating loss	(681,788)	(1,096,692)	(1,382,476)	(1,756,112)
Other (expenses) income:
Interest expense	(669,731)	(49,679)	(1,329,250)	(106,765)
Loss on extinguishment of debt	(92,376)	-	(150,579)	-
Other income (expenses), net	220,786	(88,249)	42,916	(157,694)
Total other income (expenses)	(541,321)	(137,928)	(1,436,913)	(264,459)
Gain on extinguishment of accounts payable	2,908,882	-	2,908,882	-
Net income (loss)	1,685,773	(1,234,620)	89,493	(2,020,571)
Preferred stock dividends in arrears	(100,349)	(100,349)	(199,595)	(200,698)
Net income (loss) applicable to common stockholders:	$1,585,424	$(1,334,969)	$(110,102)	$(2,221,269)

Basic earnings (loss) per common share:	$0.01	$(0.01)	$(0.00)	$(0.01)

Diluted earnings (loss) per common share:	$0.01	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding:
Basic	195,867,029	165,875,657	187,316,263	162,932,029
Diluted	279,677,196	165,875,657	187,316,263	162,932,029

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$89,493	$(2,020,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,722,499	192,177
Loss on sale of accounts receivable	128,769	168,814
Bad debt expense	1,251	63,273
Stock-based compensation	55,931	61,482
Stock and warrants issued for services rendered	83,564
Amortization of debt discount and deferred financing fees	209,011	-
Change in fair value of derivative liability	(105,267)	-
Loss on extinguishment of debt	150,579	-
Gain on extinguishment of accounts payable	(2,908,882)	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(992,929)	528,647
Inventory	(92,776)	-
Prepaid expenses and other current assets	(75,670)	(1,247)
Other assets	25,894	(1,408)
Replenishment of security deposits	(144,141)	-
Accounts payable and accrued expenses	1,271,099	(257,245)
Other long-term liabilities	(67,645)	(52,511)
Net cash used in operating activities	(649,220)	(1,318,589)
Cash flows from investing activities:
Purchase of property and equipment	(535,831)	(77,303)
Increase in restricted cash	(197)	(3,145)
Net cash used in investing activities	(536,028)	(80,448)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	1,559,509	1,142,720
Proceeds from notes payable - related parties	100,000	161,000
Proceeds from notes payable - non-related parties	212,500	300,000
Payments on equipment financing obligations	(5,352)	-
Proceeds from the sale of equity securities not yet issued	-	775,000
Repayments of notes payable - related parties	(257,143)	(60,000)
Repayments of notes payable - non-related parties	(180,577)	(123,073)
Net cash provided by financing activities	1,428,937	2,195,647
Net increase in cash and cash equivalents from continuing operations	243,689	796,610
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	-	(1,490)
Net change in cash and cash equivalents:	243,689	795,120
Cash and cash equivalents, beginning of period	543,214	3,047
Cash and cash equivalents, end of period	$786,903	$798,167

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

During the three and six months ended June 30, 2013 and 2012, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2009 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of June 30, 2013 and December 31, 2012.  During the three month periods ended June 30, 2013 and 2012, the Company recognized no adjustments for uncertain tax positions.

Earnings per share

The Company complies with the accounting and disclosure requirements regarding earnings (loss) per share. Basic earnings per share excludes dilution and is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.  For the three months ended June 30, 2013, the computation of weighted-average common shares outstanding for diluted earnings per share is as follows:

Weighted-average shares outstanding - basic	195,867,029
Dilutive effect of employee stock options	9,565
Dilutive effect of common stock purchase warrants	13,552,099
Dilutive effect of convertible preferred stock	70,248,503
Weighted-average shares outstanding - diluted	279,677,196

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

For the six months ending June 30, 2013 and 2012, the following securities were excluded in the calculation of diluted loss per share because their inclusion would be antidilutive:

	2013	2012
Warrants	99,027,060	51,372,711
Stock options	8,722,848	6,548,261
Convertible preferred stock	70,248,503	7,206,168
	177,998,411	65,127,140

The net earnings (loss) per common share calculation includes a provision for preferred stock dividends in the approximate amount of $100,000 for the three months ended June 30, 2013 and 2012, and approximately $200,000 and $201,000 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the Board of Directors had not declared any dividends on the Company’s preferred stock, and the Company had accumulated approximately $3,327,000 of preferred stock dividends.

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

The Company recognized a loss on the sale of accounts receivable in the three and six months ended June 30, 2013 of approximately $45,000 and $129,000, respectively.  For the three and six months ended June 30, 2012 the Company recognized a loss on the sale of accounts receivable of approximately $94,000 and $169,000, respectively, and approximately $0.7 million and $2.4 million of the Company’s outstanding accounts receivable have been derecognized from the Company’s consolidated balance sheet as of June 30, 2013 and December 31, 2012, respectively.   The Company’s obligations to the purchaser of the receivables under the agreement are secured by a first priority lien on the accounts receivable of the Company’s Carrier Services business segment, and by a subordinated security interest on the other assets of the Company’s Carrier Services business segment.  Based on the Company’s evaluation of the creditworthiness of the customers whose receivables the Company sells under this arrangement, the Company does not believe that there is any significant credit risk related to those receivables.

Goodwill

At June 30, 2013 and December 31, 2012, the Company had goodwill in the amount of $2.4 million, consisting of the excess of the acquisition cost over the fair value of the identifiable net assets acquired in connection with the Company’s acquisition of Network Billing Systems, LLC (“NBS”) on October 29, 2012.  Impairment testing for goodwill is performed annually in the Company’s fourth fiscal quarter or when indications of an impairment exist.  The Company has the option to perform a qualitative assessment to determine if the fair value of the entity is less than its carrying value. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has determined that its reporting units are its operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available. Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value, which is the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets. If the implied fair value of goodwill is less than its carrying amount, an impairment is recognized.  The Company did not record any impairment charges during the six months ended June 30, 2013.

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

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three and six months ended June 30, 2013 and 2012 includes compensation expense for stock-based payment awards granted prior to June 30, 2013 but not yet vested, based on the estimated grant date fair value.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historical forfeiture rates as well as ongoing trends for actual option forfeiture.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The impact of stock-based compensation expense on the Company’s results of continuing operations was approximately $28,000 and $54,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $56,000 and $61,000 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the six months ended June 30, 2013:

(unaudited)
Activity	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	8,864,261	$0.58
Granted	10,000	$0.10
Forfeitures in 2013	(87,375)	$0.11
Expirations in 2013	(64,038)	$1.40
Outstanding at June 30, 2013	8,722,848	$0.58
Exercisable at June 30, 2013	5,290,850	$0.89

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Six Months Ended June 30,
	2013	2012
Dividend yield	0.00%	0.00%
Stock volatility	137.2%	111.2-148.7%
Average Risk-free interest rate	0.52%	0.28%
Average option term (years)	4	4

As of June 30, 2013, there was approximately $189,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.12 years.

Advertising and marketing

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services. Advertising and marketing expenses were approximately $6,000 and $2,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $15,000 and $8,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Restricted cash

Restricted cash at June 30, 2013 and December 31, 2012 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see note 7), and certificates of deposit collateralizing a letter of credit in the aggregate amount of $163,550 and $26,326 at June 30, 2013 and December 31, 2012, respectively.  The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.  The $1,000,000 restricted cash balance at June 30, 2013 includes $706,700 of cash held in escrow from private placement efforts for which shares of the Company’s equity securities have not been issued.  The consolidated balance sheet at June 30, 2013 includes a corresponding escrow payable representing the Company’s obligation to issue such securities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

2.   Going Concern

At June 30, 2013, the Company had a working capital deficit of $5.5 million and an accumulated deficit of $154.6 million.  The Company has continued to sustain losses from operations and has not generated positive cash flow from operations since inception.  During the six months ended June 30, 2013, the Company raised approximately $1.6 million, net of expenses, from the sale of its equity securities.  In addition, as more fully described in note 7, at various times subsequent to May 15, 2013 the Company was not in compliance with one of the covenants contained in its senior lending agreement, for which the Company entered into a waiver and amendment agreement on August 14, 2013. This agreement reduced the minimum cash balance requirement under the terms of  the senior lending agreement from $1 million to $0.5 million for the period between May 15, 2013 and August 31, 2013, after which time the minimum cash balance requirement reverts to $1.0 million. The Company cannot provide any assurances if and when it will be able to attain profitability.  These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3.     Acquisition

As previously discussed in note 1, the Company acquired NBS on October 29, 2012.  Had the transaction taken place on January 1, 2012, the Company’s consolidated revenues and net loss for the three months ended June 30, 2012 would have approximately $16.9 million and $0.5 million, respectively, and the Company’s consolidated revenues and net loss for the six months ended June 30, 2012 would have been approximately $35.4 million and $1.4 million, respectively.

4.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(unaudited)
Prepaid insurance	$155,632	$44,390
Due from purchaser of accounts receivable	183,983	648,428
Other prepaid expenses	249,839	308,631
Total	$589,454	$1,001,449

5.      Intangible Assets

Identifiable intangible assets as of June 30, 2013 and December 31, 2012 are comprised of:

	June 30, 2013 (unaudited)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Intangibles associated with the acquisition of NBS:
Trademarks and tradename	$563,000	$(37,533)	$525,467	$563,000	$(9,383)	$553,617
Proprietary technology	1,903,000	(253,733)	1,649,267	1,903,000	(63,433)	1,839,567
Non-compete agreement	3,257,000	(723,778)	2,533,222	3,257,000	(180,944)	3,076,056
Customer contracts	9,824,000	(431,422)	9,392,578	9,824,000	(107,856)	9,716,144
Favorable lease intangible	218,000	(29,067)	188,933	218,000	(7,267)	210,733
Total acquired intangibles	15,765,000	(1,475,533)	14,289,467	15,765,000	(368,883)	15,396,117
Other intangibles:
Trademarks	315,745	(315,745)	-	315,745	(315,745)	-
Intellectual property	86,397	(86,397)	-	86,397	(86,397)	-
Total	$16,167,142	$(1,877,675)	$14,289,467	$16,167,142	$(771,025)	$15,396,117

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Amortization expense was $553,324 and $29,052 for the three months ended June 30, 2013 and 2012, respectively, and $1,106,649 and $58,104 for the six months ended June 30, 2013 and 2012, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

Year ending December 31:	2013	$1,106,650
	2014	2,212,482
	2015	2,031,538
	2016	1,126,816
	2017	1,056,116

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(unaudited)
Trade accounts payable	$6,600,072	$8,800,525
Accrued expenses	700,593	993,618
Accrued payroll and vacation	74,609	113,860
Interest payable	250,187	93,458
Deferred revenue	13,070	21,947
Other	801,990	556,088
Total accounts payable and accrued expenses	$8,440,521	$10,579,496

7.   Notes Payable – Non-Related Parties

At June 30, 2013 and December 31, 2012, components of notes payable – non-related parties are comprised of the following:

	June 30, 2013	December 31, 2012
Senior Notes	$16,500,000	$16,500,000
Discount on Senior Notes	(1,659,921)	(1,815,920)
Other notes payable	31,923	-
Total notes payable - non-related parties	14,872,002	14,684,080
Less:
Current portion of Senior Notes	(520,832)	(208,333)
Current portion of other notes payable	(31,923)	-
Non-current portion notes payable - non-related parties	$14,319,247	$14,475,747

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

All of the Senior Notes provide for the payment of interest on a monthly basis. The Series A Notes provide for monthly principal payments in the amount of $52,083 each, beginning September 30, 2013, with the outstanding principal balance being due and payable on October 27, 2017.  The outstanding principal balance of the Series B Notes becomes due and payable on October 27, 2017.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by NBS.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  At June 30, 2013 the Company was in compliance with all of the financial covenants under the Senior Notes.  At various times since May 15, 2013, the Company was not in compliance with the $1 million minimum cash balance requirement, which constitutes an event of default under the terms of the SPA.  On August 14, 2013, the Company and the Lenders entered into a Waiver and Amendment Agreement to the SPA (the “Waiver Agreement”) whereby the Lenders agreed to waive the event of default through August 14, 2013, and amended the SPA to reduce the minimum cash balance requirement from $1 million to $0.5 million between May 15, 2013 and August 31, 2013, after which time the minimum cash balance requirement reverts to $1 million.  After giving effect to the terms of the Waiver Agreement, the Company has at all times been in compliance with the restrictive covenant pertaining to the minimum cash balance requirement.

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

The Company recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrant as of the date of issuance, which was $1,865,500.  The discount is being accreted over the life of the Senior Notes, and the discount was $1,659,921 and $1,815,920 as of June 30, 2013 and December 31, 2012, respectively.  In addition, the Lenders’ Warrant does not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity, and is not considered to be indexed to the Company’s own stock under the guidance provided in ASC Topic 815, Derivatives and Hedging.  As a result, the Company recognized a derivative liability in the amount of $1,865,500 upon the issuance of the Lenders' Warrant.  At June 30, 2013 and December 31, 2012, the fair value of the derivative liability was $960,733 and $1,066,000, respectively, and the Company recognized a gain on the change in fair value of $105,267 for the six months ended June 30, 2013.

Other notes payable
During the first six months of 2013, the Company received advances from the purchaser of its accounts receivable (see note 1) totaling $212,500.  This amount is in addition to the proceeds received by the Company for the sale of accounts receivable.  The Company repaid $181,577 of this advance during the period, along with advance fees of approximately $9,000.  These fees are reflected in Other expenses, net in the Company’s consolidated statement of operations for the six months ended June 30, 2013.

8. Notes Payable-Related Parties

At June 30, 2013 and December 31, 2012, components of notes payable – related parties are comprised of the following:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	June 30, 2013	December 31, 2012
NBS Sellers Notes	$342,857	$600,000
Notes payable to Marvin Rosen	4,161,422	4,406,422
Other notes payable - related parties	125,000	125,000
Total notes payable - related parties	4,629,279	5,131,422
Less:
Current portion of NBS Sellers Notes	(342,857)	(514,286)
Current portion of notes payable to Marvin Rosen	(100,000)	-
Current portion of other notes payable	(125,000)	(125,000)
Non-current portion notes payable - related parties	$4,061,422	$4,492,136

Sellers Notes

As part of the purchase price of NBS, FNAC issued promissory notes (the “Sellers Notes”) to Jonathan Kaufman and entities affiliated with Mr. Kaufman, (the “Sellers of NBS”) in the principal amount of $600,000.  The Sellers Notes bear interest at 3% per annum, are payable in fourteen equal monthly installments commencing January 31, 2013 and are unsecured.  The Sellers Notes are subject to the terms of a subordination agreement with the Lenders.  Repayment of the Sellers Notes is guaranteed by the Company and NBS.  Upon the closing of the acquisition of NBS, Mr. Kaufman became President of the Company’s Business Services division and an executive officer of the Company.

Notes Payable to Marvin Rosen

In conjunction with the Company’s sale of the Senior Notes to the Lenders in October of 2012, Marvin Rosen, the Company’s Chairman of the Board of Directors, entered into an Intercreditor and Subordination agreement with the Company and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that other than payments permitted by the Lenders, the amounts owed to him by the Company would be subordinate to the Senior Notes and the Company’s other obligations to the Lenders.  In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount of all his then outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”).  The New Rosen Note is not secured, pays interest monthly at a rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full.  Accrued interest on the outstanding promissory notes as of October 24, 2012 amounted to approximately $484,000, and this amount, together with 7% annual interest, is reflected in Notes payable – related parties on the Company’s consolidated balance sheet as of June 30, 2013 and December 31, 2012.

On March 1, 2013, the Company received a short-term unsecured advance from Mr. Rosen in the amount of $100,000, which remains outstanding as of June 30, 2013.  The Lenders have approved the repayment of this advance from the proceeds from certain future sales of the Company’s equity securities. During the first six months of 2013, Mr. Rosen converted $345,000 of the New Rosen Note into 2,511,417 shares of common stock and warrants to purchase 1,255,708 shares of the Company’s common stock.  The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of conversion.  In connection with these conversions, the Company recognized a loss on the extinguishment of debt for the three and six months ended June 30, 2013 in the amount of $92,376 and $150,579, respectively.

9.     Equity Transactions

On March 28, 2013, the Company entered into subscription agreements with 13 accredited investors, under which the Company issued an aggregate of 11,024,351 shares of common stock and five-year warrants to purchase 5,512,176 shares of the Company’s common stock for aggregate consideration of $0.9 million.  On May 31, 2013, the Company entered into subscription agreements with 17 accredited investors, under which the Company issued an aggregate of 10,017,134 shares of common stock and five-year warrants to purchase 5,008,567 shares of the Company’s common stock for aggregate consideration of $0.9 million. Also on May 31, 2013, an executive officer of the Company converted $2,500 due to him into 28,539 shares of common stock and warrants to purchase 14,270 shares of the Company’s common stock. The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the ten trading days prior to the date of conversion.

10.     Recently Adopted and Issued Accounting Pronouncements

During the six months ended June 30, 2013 and 2012 there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

11.    Commitments and Contingencies

Legal matters

On March 12, 2013, a landlord over premises leased by the Company commenced a lawsuit in the New York City Civil Court, County of New York (Index No. 58738/13), in which the landlord is seeking to recover specified rent and related charges of approximately $97,000 due under a lease agreement between the landlord and the Company, and, as a result thereof, to evict the Company from the premises.  The Company has since made all of the payments demanded by the landlord in the lawsuit, and the lawsuit has been dismissed.

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

Other matters

The Company’s operations were impacted by Hurricane Sandy in October of 2012, and the Company filed a business interruption insurance claim with its insurance carrier for the Company’s estimate of losses it incurred as a result of the storm.  The Company’s consolidated statement of operations for the six months ended June 30, 2013 reflect insurance proceeds received in the approximate amount of $163,000.  Approximately $109,000 of this amount was for reimbursement to the Company for lost gross profit as a result of the storm, and this amount is reflected as revenues in the Company’s Carrier Services business segment in the three and six months ended June 30, 2013.  The remainder was recorded as a reduction to Selling, general and administrative expenses.

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

Operating segment information for the three and six months ended June 30, 2013 and 2012 is summarized as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2013

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$6,738,527	$7,491,651	$-	$14,230,178
Cost of revenues (exclusive of
depreciation and amortization)	5,938,937	3,666,597	-	9,605,534
Gross profit	799,590	3,825,054	-	4,624,644
Depreciation and amortization	69,578	803,006	-	872,584
Selling, general and administrative expenses	1,822,070	2,611,778	-	4,433,848
Interest expense	86,386	583,345		669,731
Other (income) expenses	(100,302)	(28,108)	-	(128,410)
Gain on extinguishment of accounts payable	2,908,882	-	-	2,908,882
Net income (loss)	$1,830,740	$(144,967)	$-	$1,685,773

Total assets	$3,332,067	$23,091,098	$897,682	$27,320,847

Three Months Ended June 30, 2012

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$9,621,378	$598,058	$-	$10,219,436
Cost of revenues (exclusive of
depreciation and amortization)	8,576,046	387,743	-	8,963,789
Gross profit	1,045,332	210,315	-	1,255,647
Depreciation and amortization	82,275	11,679	-	93,954
Selling, general and administrative expenses	1,279,310	979,075	-	2,258,385
Interest expense	23,267	23,267		46,534
Other expenses (income)	93,661	(2,267)	-	91,394
Net loss	$(433,181)	$(801,439)	$-	$(1,234,620)

Total assets	$1,868,527	$1,381,748	$1,239,299	$4,489,574

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2013

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$15,431,816	$14,966,783	$-	$30,398,599
Cost of revenues (exclusive of
depreciation and amortization)	13,920,475	7,436,655	-	21,357,130
Gross profit	1,511,341	7,530,128	-	9,041,469
Depreciation and amortization	139,076	1,583,423	-	1,722,499
Selling, general and administrative expenses	3,663,636	5,037,810	-	8,701,446
Interest expense	180,428	1,148,822		1,329,250
Other (income) expenses	(379,205)	486,868	-	107,663
Gain on extinguishment of accounts payable	2,908,882			2,908,882
Net income (loss)	$816,288	$(726,795)	$-	$89,493

Capital expenditures	$49,768	$468,566	$17,497	$535,831

Six Months Ended June 30, 2012

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$20,581,093	$1,173,047	$-	$21,754,140
Cost of revenues (exclusive of
depreciation and amortization)	18,262,516	746,033	-	19,008,549
Gross profit	2,318,577	427,014	-	2,745,591
Depreciation and amortization	170,059	22,118	-	192,177
Selling, general and administrative expenses	2,481,579	1,827,947	-	4,309,526
Interest expense	53,382	53,383		106,765
Other expenses (income)	167,139	(9,445)	-	157,694
Net loss	$(553,582)	$(1,466,989)	$-	$(2,020,571)

Capital expenditures	$70,958	$4,272	$2,073	$77,303

13.   Other Income and Expenses

Other (expenses) income for the three and six months ended June 30, 2013 and 2012 consists of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Loss on sale of accounts receivable	$(45,285)	$(93,661)	$(128,769)	$(168,814)
Change in fair value of derivative liability	238,517	-	105,267	-
Other	27,554	5,412	66,418	11,120
Total other income (expenses)	$220,786	$(88,249)	$42,916	$(157,694)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

14.    Gain on Extinguishment of Accounts Payable

In June of  2013, pursuant to the advice of counsel and based on applicable laws, the Company determined that it no longer had any liability pertaining to a trade payable in the amount $2,908,882.  As a result, the Company derecognized the payable from its consolidated balance sheet at June 30, 2013 and recorded a corresponding gain on the extinguishment of debt.

15.    Supplemental Disclosure of Cash Flow Information

	2013	2012
Cash paid for interest	$931,380	$17,011
Supplemental schedule of non-cash financing activities:
Conversion of notes and interest payable - related parties to common stock	$345,000	$125,000
Conversion of accounts payable - related parties to common stock	$2,500	$35,000
Assets acquired under capital leases	$121,834	$-

16.    Related Party Transactions

Upon the closing of the acquisition of NBS on October 29, 2012, the purchase price was adjusted for an additional amount payable to the Sellers of NBS of approximately $1.1 million following the application of certain working capital adjustments as set forth in the purchase agreements.  Approximately $1,000,000 and $1,159,000 remained outstanding to the Sellers of NBS as of June 30, 2013 and December 31, 2012, respectively.  These amounts, which include accrued and unpaid interest of $32,130 and $0 at June 30, 2013 and December 31, 2012, respectively, are reflected in Related party payable in the accompanying consolidated balance sheets.

In addition to the debt and equity transactions discussed in notes 8 and 9, the Company’s Desk Space Use and Occupancy Agreement that was entered into on March 29, 2011 with an entity affiliated with Marvin Rosen continues on a month to month basis.  Under the revised terms of the agreement, this affiliate utilizes a portion of the Company’s leased office space in New York City for a fee of $3,000 per month.  As of June 30, 2013, the Company had received $9,500 of advance payments in connection with this agreement, which is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

17.     Fair Value Disclosures

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Non-current liabilities:
Derivative liability (see note 7)	$-	$960,733	$-	$960,733

As of December 31, 2012
Non-current liabilities:
Derivative liability	$-	$1,066,000	$-	$1,066,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

18.  Subsequent Events

On July 1, 2013, Marvin Rosen converted $200,000 of the New Rosen Note into 2,659,575 shares of common stock and warrants to purchase 1,329,788 shares of the Company’s common stock.  Also on July 1, 2013, another member of the Company’s Board of Directors converted approximately $6,000 that was owed to him into 76,237 shares of common stock and warrants to purchase 38,119 shares of the Company’s common stock.  The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of conversion.

On July 10, 2013, the Company entered into subscription agreements with 12 accredited investors, under which the Company issued an aggregate of 10,362,174 shares of common stock and five-year warrants to purchase 5,181,087 shares of the Company’s common stock for aggregate consideration of $0.7 million.  The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of closing.

On August 14, 2013, as more fully described in note 7, the Company and the Lenders entered into the Waiver Agreement to waive an event of default under the SPA and amend a related restrictive covenant contained in the SPA.

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

Effective as of the date of the acquisition, NBS became our wholly-owned subsidiary, and we have substantially completed the integration of our pre-acquisition Business Services business segment with NBS’ existing business. In connection with our acquisition of NBS, we entered into an Employment and Restrictive Covenant Agreement with Jonathan Kaufman, the founder and principal operating officer of NBS, and Mr. Kaufman became the President of our combined Business Services business segment.

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

Results of Operations
As a result of our acquisition of NBS on October 29, 2012, our results of operations for the three and six months ended June 30, 2013, particularly with respect to our Business Services business segment, are not comparable to the results of operations for the same periods in 2012.  The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenues	$14,230,178	100.0%	$10,219,436	100.0%	30,398,599	100.0%	21,754,140	100.0%
Cost of revenues, exclusive of
depreciation and amortization	9,605,534	67.5%	8,963,789	87.7%	21,357,130	70.3%	19,008,549	87.4%
Gross profit	4,624,644	32.5%	1,255,647	12.3%	9,041,469	29.7%	2,745,591	12.6%
Operating expenses:
Depreciation and amortization	872,584	6.1%	93,954	0.9%	1,722,499	5.7%	192,177	0.9%
Selling general and administrative	4,433,848	31.2%	2,258,385	22.1%	8,701,446	28.6%	4,309,526	19.8%
Total operating expenses	5,306,432	37.3%	2,352,339	23.0%	10,423,945	34.3%	4,501,703	20.7%
Operating loss	(681,788)	-4.8%	(1,096,692)	-10.7%	(1,382,476)	-4.5%	(1,756,112)	-8.1%
Interest expense, net	(669,731)	-4.7%	(49,679)	-0.5%	(1,329,250)	-4.4%	(106,765)	-0.5%
Loss on extinguishment of debt	(92,376)	-0.6%	-	0.0%	(150,579)	-0.5%	-	0.0%
Other (expenses) income	220,786	1.6%	(88,249)	-0.9%	42,916	0.1%	(157,694)	-0.7%
Total other (expenses) income	(541,321)	-3.8%	(137,928)	-1.3%	(1,436,913)	-4.7%	(264,459)	-1.2%
Gain on extinguishment of
accounts payable	2,908,882		-		2,908,882		-
Net income (loss)	$1,685,773	11.8%	$(1,234,620)	-12.1%	$89,493	0.3%	$(2,020,571)	-9.3%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenues

Consolidated revenues were $14.2 million during the three months ended June 30, 2013, compared to $10.2 million during the three months ended June 30, 2012, an increase of $4.0 million, or 39.2%.  Carrier services revenue of $6.7 million represents a decrease of $2.9 million, or 30.0%, from the same period of a year ago, mainly due to a 31.5% decrease in the number of minutes transmitted over our network.  Carrier Services revenue for the three and six months ended June 30, 2012 includes $0.1 million related to the settlement of our business interruption insurance claim in connection with losses incurred from Hurricane Sandy in October of 2012.

Revenues for the Business Services segment were $7.5 million in the three months ended June 30, 2013, as compared to $0.6 million for the three months ended June 30, 2012 due to the October 2012 acquisition of NBS.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $9.6 million for the three months ended June 30, 2013, compared to $9.0 million for the three months ended June 30, 2012.  The increase is due to the costs attributed to NBS revenues not present in 2012, largely offset by the lower traffic volume in the Carrier Services segment.  Consolidated gross margin was 32.5% in the three months ended June 30, 2013, compared to 12.3% in the same period for 2012. The increase is due to the higher mix of Business Services revenue in 2013 as a result of the NBS acquisition.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Gross margin for the Carrier Services segment was 11.9% for the three months ended June 30, 2013, compared to 10.9% in the three months ended June 30, 2012, primarily due to the insurance proceeds received in 2013 from our business interruption insurance claim.  Gross margin for the Business Services segment was 51.1% in 2013, compared to 35.2%, in 2012, as NBS generates gross margins that are significantly higher than our pre-acquisition Business Services segment.

Depreciation and Amortization

Depreciation and amortization expense was $0.9 million for the three months ended June 30, 2013, as compared to $0.1 million during the same period of a year ago, mainly due to $0.6 million of amortization expense related to intangible assets acquired in the NBS transaction and depreciation expense on NBS fixed assets in 2013 not present in 2012.

SG&A

SG&A during the three months ended June 30, 2013 was $4.4 million, as compared to $2.2 million during the three months ended June 30, 2012.  The increase was mainly due to SG&A associated with NBS in 2013 not present in the prior year, consisting primarily of employee compensation costs and commissions paid to third party selling agents.

Operating Loss

Our operating loss narrowed from $1.1 million for the three months ended June 30, 2012 to $0.7 million for the three months ending June 30, 2013.  The improvement is a result of the $3.6 million increase in gross profit generated by our Business Services segment, largely offset by the increases in SG&A and depreciation and amortization expense and the $0.2 million decline in gross profit in the Carrier Services Segment.

Interest Expense

Interest expense increased by $0.6 million, in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to $0.5 million of interest on the senior notes issued in October 2012 in connection with the NBS transaction and $0.1 million of non-cash interest expense associated with the amortization of debt discount and deferred financing fees related to the issuance of the senior notes.

Loss on Extinguishment of Debt

During the three months ended June 30, 2013, we recorded a loss on the extinguishment of debt of approximately $92,000 for the fair value of warrants to purchase shares of our common stock in connection with the conversion of debt into equity.

Other Income (Expenses)

During the three months ended June 30, 2013, we recorded other income, net, of $0.2 million, mainly due to the change in the fair value of a derivative liability related to warrants issued in connection with the issuance of our senior notes, as compared to other expenses, net, of $0.1 million in the same period of a year ago, consisting primarily of the loss on the sale of our accounts receivable.

Gain on Extinguishment of Accounts Payable

In June of 2013, pursuant to the advice of counsel and based on applicable laws, we determined that the Company no longer had any liability pertaining to a trade payable in the amount of $2,908,882.  As a result, we derecognized this payable from our balance sheet and recorded a corresponding one-time gain on the extinguishment of accounts payable.

Net Income (Loss)

The net income of $1.7 million for the three months ended June 30, 2013, as compared to a net loss of $1.2 million for the three months ended June 30, 2012 is the result of the gain on the $2.8 million gain on extinguishment of debt, $0.4 million decrease in operating loss and $0.3 million increase in other income, net, partially offset by the $0.6 million increase in interest expense.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Revenues

Consolidated revenues were $30.4 million during the six months ended June 30, 2013, compared to $21.8 million during the six months ended June 30, 2012, an increase of $8.6 million, or 39.7%.  Carrier services revenue of $15.4 million represents a decrease of $5.1 million, or 25.0%, from the same period of a year ago, mainly due to a 30% decrease in the number of minutes transmitted over our network, partially offset by a 7.7% increase in the blended rate per minute of traffic terminated.

Revenues for the Business Services segment were $15.0 million in the six months ended June 30, 2013, as compared to $1.2 million for the six months ended June 30, 2012 due to the October 2012 acquisition of NBS.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $21.4 million for the first six months of 2013, compared to $19.0 million for the first six months of 2012.  The increase is due to the costs attributed to NBS revenues not present in 2012, largely offset by the lower traffic volume in the Carrier Services segment.  Consolidated gross margin was 29.7% in the six months ended June 30, 2013, compared to 12.6% in the same period for 2012. The increase is due to the higher mix of Business Services revenue in 2013 as a result of the NBS acquisition.

Gross margin for the Carrier Services segment was 9.8% for the six months ended June 30, 2013, compared to 11.3% for the first six months ended June 30, 2012, due to higher average rates for the cost of traffic terminated over our network.  Gross margin for the Business Services segment was 50.4% in 2013, compared to 36.4%, in 2012, as NBS generates gross margins that are significantly higher than our pre-acquisition Business Services segment.

Depreciation and Amortization

Depreciation and amortization expense was $1.7 million for the six months ended June 30, 2013, as compared to $0.2 million during the same period of a year ago, mainly due to $1.1 million of amortization expense related to intangible assets acquired in the NBS transaction and $0.5 million of depreciation expense on NBS fixed assets in 2013 not present in 2012.

SG&A

SG&A for the first six months of 2013 was $8.7 million, as compared to $4.3 million during the first six months of 2012.  The increase was mainly due to SG&A associated with NBS in 2013 not present in the prior year, consisting primarily of employee compensation costs and commissions paid to third party selling agents.

Operating Loss

Our operating loss of $1.4 million for the six months ended June 30, 2013 represents a decrease of $0.4 million from the six months ended June 30, 2012, as the $7.1 million increase in gross profit generated by our Business Services Segment was largely offset by the increases in SG&A and depreciation and amortization expense, as well as a $0.8 million decline in gross profit in our Carrier Services Segment.

Interest Expense

Interest expense increased by $1.2 million, in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to $0.9 million of interest on the senior notes issued in October 2012 in connection with the NBS transaction and $0.2 million of non-cash interest expense associated with the amortization of debt discount and deferred financing fees related to the issuance of the senior notes.

Loss on Extinguishment of Debt

The loss extinguishment of debt of $0.2 million for the six months ended June 30, 2013 reflects the fair value of warrants to purchase shares of our common stock issued in connection with the conversions of debt into equity.

Other Income (Expenses)

During the six months ended June 30, 2013, we recorded other income, net, of $43,000, as compared to other expenses, net, of $0.2 million in the same period of a year ago.  The change is mainly due to a gain on the change in fair value of the derivative liability and a decrease in the loss on the sale of our accounts receivable resulting from lower sales at our Carrier Services business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Gain on Extinguishment of Accounts Payable

As previously discussed, in June of 2013, we derecognized a trade payable from our balance sheet and recorded a corresponding one-time gain on extinguishment of accounts payable.

Net Income (Loss)

The net income of $0.1 million for the six months ended June 30, 2013, as compared to a net loss of $2.0 million for the six months ended June 30, 2012 is the result of the gain on the $2.8 million gain on extinguishment of debt and $0.4 million decrease in operating loss, partially offset by the $1.2 million increase in interest expense.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses.  In addition, we have yet to generate positive cash flow from operations.  As of June 30, 2013, we had a stockholders’ deficit of $3.8 million, as compared to $6.1 million at December 31, 2012, and a working capital deficit of $5.5 million, as compared to $8.0 million at December 31, 2012.  We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.  We will be required to raise additional capital to support our business plan.  There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.    In the event that we are unable to secure the necessary funding to meet our working capital requirements and payment obligations, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets or possibly curtail some of our operations.

We have historically relied upon loans from related and non-related parties, primarily Marvin Rosen, our Chairman of the Board of Directors, and the sale of our equity securities to fund our operations.  During fiscal 2012 and the first six months of 2013, we relied primarily on the sale of our accounts receivable, including unbilled receivables, under our agreement with Prestige Capital Corporation (“Prestige”), as well as the sale of our equity securities.  As of June 30, 2013, approximately $0.7 million of our outstanding accounts receivable had been sold to Prestige.

As of June 30, 2013, our consolidated cash balance was approximately $0.8 million, exclusive of the $1.0 million of cash that is restricted under the terms of the Senior Notes (as defined below) and is reflected as restricted cash in our consolidated balance sheet.  Substantially all of our unrestricted cash is held by NBS and is subject to the restricted payment provisions of the Senior Notes.  Our long-term liquidity is dependent on our ability to generate positive cash flows from operations in both of our business segments. We cannot predict if and when we will be able to attain positive cash flows from operations in our Carrier Services business segment.

During the first six months of 2013, we entered into subscription agreements with 26 accredited investors, under which the Company issued an aggregate of 21,041,485 shares of common stock and five-year warrants to purchase 10,520,743 shares of the Company’s common stock for gross proceeds of $1.8 million.  The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the ten trading days prior to closing.  On July 10, 2013, we entered into subscription agreements with an additional 12 accredited investors, under which we issued an aggregate of 10,362,174 shares of common stock and five-year warrants to purchase 5,181,087 shares of the Company’s common stock for gross proceeds of $0.7 million.  The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of closing.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige, whereby we may sell certain of our accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow.  Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within three business days after Prestige receives payment on the receivables, which generally have 15 to 30 day terms.  Since the fourth quarter of fiscal 2011 through the date of this report, this arrangement has been our primary source of liquidity for funding our Carrier Services business and a substantial portion of the Company’s SG&A obligations, and we expect that we will continue to utilize the agreement with Prestige to supplement our working capital needs until such time as we can consummate a traditional working capital line of credit.

In addition to purchasing our accounts receivable, Prestige has also from time to time provided us with secured working capital advances.  During the first six months of 2013 we received $212,500 of advances from Prestige, approximately $181,000 of which was repaid during the period, along with advance fees of approximately $12,000.  The remainder was repaid in July of 2013.  We may receive similar advances on similar terms from time to time during the remainder of 2013, although Prestige is under no obligation to make such advances.  The Prestige agreement is currently due to expire on June 15, 2014 but automatically renews for additional nine month periods unless either party receives written notice of cancellation within 60 days prior to the scheduled expiration date.  For as long as the agreement is in effect, Prestige will continue to have a first priority lien on the accounts receivable of our Carrier Services business segment and a subordinated security interest in the other assets of our Carrier Services business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On October 29, 2012 we completed the acquisition of NBS.  Contemporaneously with the completion of the acquisition transaction, we entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA, we sold the Lenders (a) five-year senior notes in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually (the “Series A Notes”), and (b) five-year senior notes in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually (the “Series B Notes” and, collectively, the “Senior Notes”).  The proceeds from the sale of the Senior Notes were used to finance the majority of the cash portion of the purchase price of NBS.

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

As of June 30, 2013 we were in compliance with the financial covenants set forth in the SPA.  At various times since May15, 2013 we were not in compliance with the $1 million minimum cash balance requirement.  Our failure to maintain the required cash balance represents an event of default under the terms of the SPA.  On August 14, 2013, the Company and the Lenders entered into a Waiver and Amendment Agreement to the SPA (the “Waiver Agreement”) whereby the Lenders agreed to waive the event of default through August 14, 2013, and amended the SPA to reduce the minimum cash balance requirement from $1 million to $0.5 million between May 15, 2013 and August 31, 2013, after which time the minimum cash balance requirement reverts to $1 million.  After giving effect to the terms of the Waiver Agreement, we have at all times been in compliance with the restrictive covenant pertaining to the minimum cash balance requirement.

In conjunction with the sale of the Senior Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination agreement with us and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Notes and our other obligations to the Lenders.  In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”).  The New Rosen Note is unsecured, pays interest monthly at an annual rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full.  Although we did receive a short-term unsecured advance from Mr. Rosen of $100,000 during the first six months of 2013, in view of the subordination of our obligations to Mr. Rosen to those of the Lenders, we do not expect to receive new loans or additional short term advances from Mr. Rosen to fund our future liquidity needs.  Additionally, in connection with the issuance of the Senior Notes, Prestige and the Lenders entered into an agreement establishing priorities among them and reach certain agreements as to enforcing their respective rights against the Company.

While NBS has historically generated positive cash flow from operations and we believe that with the acquisition of NBS we will be able to generate positive cash flow from operations on a consolidated basis, the terms of the SPA prohibit any cash distributions from NBS to us.

A summary of the Company’s cash flows for the periods indicated is as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2013	2012
Cash from continuing operations:
Cash used in operating activities	$(649,220)	$(1,318,589)
Cash used in investing activities	(536,028)	(80,448)
Cash provided by financing activities	1,428,937	2,195,647
Increase in cash and cash equivalents from continuing operations	243,689	796,610
Cash from discontinued operations	-	(1,490)
Net increase in cash and cash equivalents	243,689	795,120
Cash and cash equivalents, beginning of period	543,214	3,047
Cash and cash equivalents, end of period	$786,903	$798,167

Cash used in operating activities was approximately $0.6 million during the first six months of 2013, as compared to $1.3 million during the first six months of 2012. The following table illustrates the primary components of our cash flows from operations:

	2013	2012
Net income (loss)	$89,493	$(2,020,571)
Non-cash expenses, gains and losses	(662,545)	485,746
Accounts receivable	(992,929)	528,647
Inventory	(92,776)	-
Accounts payable and accrued expenses	1,271,099	(257,245)
Other	(261,562)	(55,166)
Cash used in operating activities	$(649,220)	$(1,318,589)

Cash used in investing activities was $0.5 million in the first six months of 2013, as compared to $0.1 million in the first six months of 2012.  The increase is due to higher capital expenditures in 2013.  We expect our cash capital expenditures to be approximately $600,000 for the remainder of 2013, primarily for capital expenditures at NBS and additional infrastructure development for the Carrier Services business segment.

Cash provided by financing activities was $1.4 million in the first six months of 2013, as compared to $2.2 million in the first six months of 2012.  The decrease reflects higher proceeds received from private placement activities in 2012 and the repayment of $0.3 million on the Sellers Notes in 2013.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from working capital requirements to support the growth and day-to-day operations of our business, principal and interest payments related to our financing obligations, capital expenditures and any additional funds that may be required for business expansion opportunities.

Debt Service Requirements

During the six months ended June 30, 2013, we made debt service payments on the Senior Notes of $0.9 million and repaid approximately $0.4 million of indebtedness held by related and unrelated parties.  For the remainder of 2013, we expect to make principal and interest payments on our Senior Notes totaling approximately $1.1 million, payments under the Seller Notes of approximately $0.3 million and payments under equipment financing obligations of $0.1 million.

At June 30, 2013, we had obligations to Marvin Rosen, including the New Rosen Note, aggregating $4.2 million which are payable 60 days after the Senior Notes are repaid in full. Effective as of October 29, 2012, as permitted by the Subordination Agreement, Mr. Rosen is entitled to monthly interest payments on these obligations at a rate of 7% per annum. As of the date of this report we have not made any interest payments to Mr. Rosen. Mr. Rosen has agreed that any due but unpaid interest does not constitute an event of default under the New Rosen Note, and that all interest currently due under the New Rosen Note, as well as future interest that will accrue under the note, will be payable on ten days’ prior written notice.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges during the six months ended June 30, 2013 and 2012.

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

Property and Equipment

In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years.  During the six months ended June 30 2013, we capitalized costs pertaining to the development of internally used software in the approximate amount of $0.4 million.

Recently Issued Accounting Pronouncements

During the six months ended June 30, 2013 and 2012, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of June 30, 2013, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Except for the updated risk factor below, there have been no material changes to our risk factors from those previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

At various times since May 15, 2013 we were out of compliance with one of the restrictive covenants contained in our senior debt agreements, which constitutes an event of default.

Our acquisition of NBS was financed primarily through the issuance of senior notes in the aggregate principal amount of $16.5 million.  The purchase agreement related to the senior notes (the “SPA”) contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the senior notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the senior notes are outstanding, we are required to maintain a minimum cash bank balance of $1 million, in excess of any amounts outstanding under a permitted working capital line of credit as well as any cash held at NBS.  We are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the senior notes.  We do not have the financial resources to repay the senior notes if repayment of the senior notes were to be accelerated.  At various times since May 15, 2013, we were not in compliance with the $1 million minimum cash balance requirement.  On August 14, 2013, the Company and the Lenders entered into a Waiver and Amendment Agreement to the SPA (the “Waiver Agreement”) whereby the Lenders agreed to waive the event of default through August 14, 2013, and amended the SPA to reduce the minimum cash balance requirement from $1 million to $0.5 million between May 15, 2013 and August 31, 2013, after which time the minimum cash balance requirement reverts to $1 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 31, 2013, the Company entered into subscription agreements with 17 accredited investors, under which the Company issued an aggregate of 10,017,134 shares of common stock and five-year warrants to purchase 5,008,567 shares of the Company’s common stock for aggregate consideration of $0.9 million. The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the ten trading days prior to closing.

On July 10, 2013, the Company entered into subscription agreements with 12 accredited investors, under which the Company issued an aggregate of 10,362,174 shares of common stock and five-year warrants to purchase 5,181,087 shares of the Company’s common stock for aggregate consideration of $0.7 million.  The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of closing.

In connection with the foregoing transactions, the Company had reasonable grounds to believe that each investor was an “accredited” investor within the meaning of Rule 501 of Regulation D, each investor represented that it was acquiring the securities for its own account for investment purposes only, no general solicitation or advertising was utilized in connection with the transactions, the certificates evidencing the securities bear a legend restricting their transferability except as permitted by applicable securities laws and the Company filed a corresponding Form D with the Securities and Exchange Commission.  Accordingly, the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) of that Act and/or Regulations D thereunder.  The securities were sold through Noble Financial Capital Markets, a licensed broker-dealer, and commissions and fees of approximately $115,000 were paid to the placement agent in connection with these transactions.  In addition, the right to purchase warrants to purchase approximately115,000 shares of the Company’s common stock were also earned by the placement agent for its services.  The net proceeds of these transactions were used primarily for working capital purposes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

At various times since May 15, 2013, the Company was not in compliance with the financial covenant contained in its Securities Purchase Agreement with its senior lenders (the “SPA”) requiring a $1 million minimum cash balance to be maintained by the Company. Failure to comply with the covenant constitutes an event of default under the terms of the SPA.  On August 14, 2013, the Company and the Lenders entered into a Waiver and Amendment Agreement to the SPA (the “Waiver Agreement”) whereby the Lenders agreed to waive the event of default through August 14, 2013, and amended the SPA to reduce the minimum cash balance requirement from $1 million to $0.5 million between May 15, 2013 and August 31, 2013, after which time the minimum cash balance requirement reverts to $1 million.

ITEM 6. EXHIBITS.

EXHIBIT NO.	DESCRIPTION
10.76
Waiver and Amendment to Securities Purchase Agreement and Security Agreement dated as of August 14, 2013 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
August 19, 2013		Chief Executive Officer

	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
August 19, 2013		President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.76
Waiver and Amendment to Securities Purchase Agreement and Security Agreement dated as of August 14, 2013 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent.

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