Form 10-Q
period 2013-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2013-11-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b —2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 12, 2013.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	303,833,242

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,212,514	$543,214
Accounts receivable, net of allowance for doubtful accounts of
approximately $440,000 and $514,000, respectively	3,978,844	2,924,302
Inventory	435,808	341,118
Prepaid expenses and other current assets	559,056	1,001,449
Total current assets	6,186,222	4,810,083
Property and equipment, net	2,633,847	2,406,944
Other assets:
Security deposits	646,855	439,741
Restricted cash	396,036	1,026,326
Goodwill	2,603,525	2,406,269
Intangible assets, net	13,736,143	15,396,117
Other assets	476,329	582,947
Total other assets	17,858,888	19,851,400
TOTAL ASSETS	$26,678,957	$27,068,427

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable - non-related parties	$625,000	$208,333
Notes payable - related parties	439,286	639,286
Equipment financing obligations	285,702	136,392
Escrow payable	122,500	-
Accounts payable and accrued expenses	7,638,426	10,579,496
Related party payable	667,793	1,159,573
Current liabilities from discontinued operations	55,000	55,000
Total current liabilities	9,833,707	12,778,080
Long-term liabilities:
Notes payable - non-related parties, net of discount	14,245,256	14,475,747
Notes payable - related parties	3,478,081	4,492,136
Equipment financing obligations	190,161	102,071
Derivative liability	1,798,875	1,066,000
Other long-term liabilities	167,685	266,132
Total liabilities	29,713,765	33,180,166
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
5,045 and 11,907 shares issued and outstanding	50	119
Common stock, $0.01 par value, 550,000,000 shares authorized,
299,267,114 and 178,250,533 shares issued and outstanding	2,992,670	1,782,504
Capital in excess of par value	150,729,450	146,760,005
Accumulated deficit	(156,756,978)	(154,654,367)
Total stockholders' deficit	(3,034,808)	(6,111,739)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,678,957	$27,068,427

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$14,811,828	$9,959,965	$45,210,427	$31,714,105
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	9,953,734	9,164,247	31,310,864	28,172,796
Gross profit	4,858,094	795,718	13,899,563	3,541,309
Depreciation and amortization	911,613	94,426	2,634,112	286,603
Selling general and administrative expenses (including
stock-based compensation of approximately $51,000 and
$32,000 for the three months ended September 30, 2013
and 2012, and approximately $107,000 and $101,000 for
the nine months ended September 30, 2013 and 2012	4,312,508	2,215,751	13,013,954	6,525,277
Total operating expenses	5,224,121	2,310,177	15,648,066	6,811,880
Operating loss	(366,027)	(1,514,459)	(1,748,503)	(3,270,571)
Other (expenses) income:
Interest expense	(663,689)	(56,861)	(1,992,939)	(160,477)
Loss on extinguishment of debt	(291,995)	-	(442,574)	-
Other income (expenses), net	(845,171)	(63,576)	(802,255)	(224,419)
Total other income (expenses)	(1,800,855)	(120,437)	(3,237,768)	(384,896)
(Loss) gain on extinguishment of accounts payable	(25,222)	-	2,883,660	-
Net loss	(2,192,104)	(1,634,896)	(2,102,611)	(3,655,467)
Preferred stock dividends in arrears	(101,451)	(101,451)	(301,046)	(302,149)
Net loss applicable to common stockholders:	$(2,293,555)	$(1,736,347)	$(2,403,657)	$(3,957,616)

Basic and diluted loss per common share:	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	220,582,275	166,432,351	198,625,110	164,107,320

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,102,611)	$(3,655,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,634,112	286,603
Loss on disposal of property and equipment	2,374	-
Loss on sale of accounts receivable	175,862	235,044
Bad debt expense	15,909	79,418
Stock-based compensation	107,211	100,685
Stock and warrants issued for services rendered or in settlement of liabilities	205,078	-
Amortization of debt discount and deferred financing fees	318,985	-
Change in fair value of derivative liability	732,875	-
Loss on extinguishment of debt	442,574	-
Gain on extinguishment of accounts payable	(2,883,660)	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,032,101)	354,586
Inventory	(94,690)	-
Prepaid expenses and other current assets	7,704	(106,685)
Other assets	25,893	17,661
Replenishment of security deposits	(144,141)	-
Accounts payable and accrued expenses	(531,164)	1,075,597
Other long-term liabilities	(98,447)	(81,298)
Net cash used in operating activities	(2,218,237)	(1,693,856)
Cash flows from investing activities:
Purchase of property and equipment	(843,740)	(81,564)
Payment of deposit for acquisition transaction	(200,000)	-
Change in restricted cash	767,316	(425)
Net cash used in investing activities	(276,424)	(81,989)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	3,552,899	1,119,506
Proceeds from notes payable - related parties	100,000	486,000
Proceeds from notes payable - non-related parties	212,500	300,000
Payments on equipment financing obligations	(51,141)	-
Proceeds from the sale of equity securities not yet issued	-	3,875,250
Repayments of notes payable - related parties	(385,714)	(146,000)
Repayments of notes payable - non-related parties	(264,583)	(133,073)
Net cash provided by financing activities	3,163,961	5,501,683
Net increase in cash and cash equivalents from continuing operations	669,300	3,725,838
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	-	(1,490)
Net change in cash and cash equivalents:	669,300	3,724,348
Cash and cash equivalents, beginning of period	543,214	3,047
Cash and cash equivalents, end of period	$1,212,514	$3,727,395

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

During the three and nine months ended September 30, 2013 and 2012, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2009 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of September 30, 2013 and December 31, 2012. During the three month periods ended September 30, 2013 and 2012, the Company recognized no adjustments for uncertain tax positions.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

For the three and nine months ending September 30, 2013 and 2012, the following securities were excluded in the calculation of diluted loss per share because their inclusion would be antidilutive:

	2013	2012
Warrants	114,495,924	51,372,711
Stock options	17,662,583	6,418,261
Convertible preferred stock	7,669,838	7,299,510
	139,828,345	65,090,482

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1, A-2 and A-4 preferred stock in the approximate amount of $101,000 for the three months ended September 30, 2013 and 2012, and approximately $301,000 and $302,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Board of Directors had not declared any dividends on the Company’s preferred stock, and the Company had accumulated approximately $3,428,000 of preferred stock dividends.

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

The Company recognized a loss on the sale of accounts receivable in the three and nine months ended September 30, 2013 of approximately $47,000 and $176,000, respectively. For the three and nine months ended September 30, 2012 the Company recognized a loss on the sale of accounts receivable of approximately $66,000 and $235,000, respectively, and approximately $0.9 million and $2.4 million of the Company’s outstanding accounts receivable have been derecognized from the Company’s consolidated balance sheet as of September 30, 2013 and December 31, 2012, respectively. The Company’s obligations to the purchaser of the receivables under the agreement are secured by a first priority lien on the accounts receivable of the Company’s Carrier Services business segment, and by a subordinated security interest on the other assets of the Company’s Carrier Services business segment. Based on the Company’s evaluation of the creditworthiness of the customers whose receivables the Company sells under this arrangement, the Company does not believe that there is any significant credit risk related to those receivables.

Goodwill

At September 30, 2013 and December 31, 2012, the Company had goodwill in the amount of $2.6 million and $2.4 million, respectively, consisting of the excess of the acquisition cost over the fair value of the identifiable net assets acquired in connection with the Company’s acquisition of Network Billing Systems, LLC (“NBS”) on October 29, 2012. Impairment testing for goodwill is performed annually in the Company’s fourth fiscal quarter or when indications of an impairment exist. The Company has the option to perform a qualitative assessment to determine if the fair value of the entity is less than its carrying value. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has determined that its reporting units are its operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available. Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value, which is the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets. If the implied fair value of goodwill is less than its carrying amount, an impairment is recognized. The Company did not record any impairment charges during the nine months ended September 30, 2013.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During the nine months ending September 30, 2013, the Company recorded an adjustment to the fair value of the accounts receivable of NBS as of the date of acquisition, with a corresponding increase to goodwill, in the amount of $0.2 million.

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

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three and nine months ended September 30, 2013 and 2012 includes compensation expense for stock-based payment awards granted prior to September 30, 2013 but not yet vested, based on the estimated grant date fair value. As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact of stock-based compensation expense on the Company’s results of continuing operations was approximately $51,000 and $32,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $107,000 and $101,000 for the nine months ended September 30, 2013 and 2012, respectively. These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the nine months ended September 30, 2013:

Activity	(unaudited) Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	8,864,261	$0.58
Granted	9,043,610	$0.08
Forfeitures in 2013	(152,625)	$0.11
Expirations in 2013	(92,663)	$1.03
Outstanding at September 30, 2013	17,662,583	$0.33
Exercisable at September 30, 2013	5,295,100	$0.89

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Nine Months Ended September 30,
	2013	2012
Dividend yield	0.00%	0.00%
Stock volatility	137.2%	111.2-148.7%
Average Risk-free interest rate	0.68%	0.25-0.28%
Average option term (years)	3	4

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

As of September 30, 2013, there was approximately $631,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.57 years.

Advertising and marketing

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services. Advertising and marketing expenses were approximately $9,000 and $0 for the three months ended September 30, 2013 and 2012, respectively, and approximately $25,000 and $8,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Restricted cash

Restricted cash at September 30, 2013 and December 31, 2012 includes $232,325 and $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see notes 2 and 7), and certificates of deposit collateralizing a letter of credit in the aggregate amount of $163,711 and $26,326 at September 30, 2013 and December 31, 2012, respectively. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities. The restricted cash balance at September 30, 2013 includes $122,500 of cash held in escrow from private placement efforts for which shares of the Company’s equity securities have not been issued. The consolidated balance sheet at September 30, 2013 includes a corresponding escrow payable representing the Company’s obligation to issue such securities.

2. Going Concern

At September 30, 2013, the Company had a working capital deficit of $3.6 million and an accumulated deficit of $156.8 million. The Company has continued to sustain losses from operations and has not generated positive cash flow from operations since inception. The Company cannot provide any assurances if and when it will be able to attain profitability. During the nine months ended September 30, 2013, the Company raised approximately $3.6 million, net of expenses, from the sale of its equity securities.

As more fully described in note 7, at various times subsequent to May 15, 2013 the Company was out of compliance with the minimum cash balance covenant contained in its senior lending agreement, which was the subject of a waiver and amendment agreement dated August 14, 2013. This agreement reduced the minimum cash balance requirement from $1.0 million to $0.5 million for the period from May 15, 2013 through August 31, 2013, after which time the minimum cash balance requirement reverted to $1 million. The Company has not been in compliance with the $1.0 million minimum cash balance requirement since August 31, 2013, and has entered into a second waiver and amendment agreement which amended the terms of its senior debt to provide that the Company shall maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by NBS, at all times following December 31, 2013 (see note 7).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

These conditions, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the condensed consolidated interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3. Acquisition

As previously discussed in note 1, the Company acquired NBS on October 29, 2012. Had the transaction taken place on January 1, 2012, the Company’s consolidated revenues and net loss for the three months ended September 30, 2012 would have approximately $16.7 million and $1.4 million, respectively, and the Company’s consolidated revenues and net loss for the nine months ended September 30, 2012 would have been approximately $52.1 million and $2.8 million, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(unaudited)
Prepaid insurance	$79,525	$44,390
Due from purchaser of accounts receivable	236,959	648,428
Other prepaid expenses	242,572	308,631
Total	$559,056	$1,001,449

5. Intangible Assets

Identifiable intangible assets as of September 30, 2013 and December 31, 2012 are comprised of:

	September 30, 2013 (unaudited)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Intangibles associated with the acquisition of NBS:
Trademarks and tradename	$563,000	$(51,608)	$511,392	$563,000	$(9,383)	$553,617
Proprietary technology	1,903,000	(348,883)	1,554,117	1,903,000	(63,433)	1,839,567
Non-compete agreement	3,257,000	(995,194)	2,261,806	3,257,000	(180,944)	3,076,056
Customer contracts	9,824,000	(593,205)	9,230,795	9,824,000	(107,856)	9,716,144
Favorable lease intangible	218,000	(39,967)	178,033	218,000	(7,267)	210,733
Total acquired intangibles	15,765,000	(2,028,857)	13,736,143	15,765,000	(368,883)	15,396,117
Other intangibles:
Trademarks	315,745	(315,745)	-	315,745	(315,745)	-
Intellectual property	86,397	(86,397)	-	86,397	(86,397)	-
Total	$16,167,142	$(2,430,999)	$13,736,143	$16,167,142	$(771,025)	$15,396,117

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Amortization expense was $553,325 and $29,052 for the three months ended September 30, 2013 and 2012, respectively, and $1,659,974 and $87,156 for the nine months ended September 30, 2013 and 2012, respectively. Estimated future aggregate amortization expense is as follows for the periods indicated:

Year ending December 31:	2013	$553,325
	2014	2,212,482
	2015	2,031,538
	2016	1,126,816
	2017	1,056,116

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(unaudited)
Trade accounts payable	$5,739,625	$8,800,525
Accrued expenses	594,024	993,618
Accrued payroll and vacation	79,688	113,860
Interest payable	355,244	93,458
Deferred revenue	13,536	21,947
Other	856,309	556,088
Total accounts payable and accrued expenses	$7,638,426	$10,579,496

7. Notes Payable – Non-Related Parties

At September 30, 2013 and December 31, 2012, components of notes payable – non-related parties are comprised of the following:

	September 30, 2013	December 31, 2012
Senior Notes	$16,447,917	$16,500,000
Discount on Senior Notes	(1,577,661)	(1,815,920)
Total notes payable - non-related parties	14,870,256	14,684,080
Less:
Current portion of Senior Notes	(625,000)	(208,333)
Non-current portion notes payable - non-related parties	$14,245,256	$14,475,747

On October 29, 2012, the Company and its wholly-owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”), entered into a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA, the Company sold the Lenders (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”, and together with the Series A Notes, the “Senior Notes”) in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually. The proceeds from the sale of the Senior Notes were used to finance the acquisition of NBS.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the Senior Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by NBS. The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes. At various times since May 15, 2013, the Company was not in compliance with the $1.0 million minimum cash balance requirement under the SPA. On August 14, 2013, the Company and the Lenders entered into a Waiver and Amendment Agreement to the SPA (the “First Waiver Agreement”) whereby the Lenders agreed to waive compliance with the $1.0 million minimum cash balance requirement through August 14, 2013, and amended the SPA to reduce the minimum cash balance requirement from $1.0 million to $0.5 million for the period between May 15, 2013 and August 31, 2013, after which time the minimum cash balance requirement reverted to $1.0 million. The Company was in compliance with the financial covenants of the SPA as amended by the First Waiver Agreement through August 30, 2013, however the Company has been out of compliance with the $1.0 million minimum cash balance requirement since August 31, 2013. At September 30, 2013 the Company was in compliance with all of the other financial covenants under the Senior Notes. On November 12, 2013, the Company entered into a Waiver and Second Amendment Agreement to the SPA (the “Second Waiver Agreement”) which amended the SPA to provide that the Company shall maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by NBS, at all times following December 31, 2013.

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

The Company recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrant as of the date of issuance, which was $1,865,500. The discount is being accreted over the life of the Senior Notes, and the discount was $1,577,661 and $1,815,920 as of September 30, 2013 and December 31, 2012, respectively. In addition, the Lenders’ Warrant does not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity, and is not considered to be indexed to the Company’s own stock under the guidance provided in ASC Topic 815, Derivatives and Hedging. As a result, the Company recognized a derivative liability in the amount of $1,865,500 upon the issuance of the Lenders' Warrant. At September 30, 2013 and December 31, 2012, the fair value of the derivative liability was $1,798,875 and $1,066,000, respectively, and the Company recognized a loss on the change in fair value of $732,875 for the nine months ended September 30, 2013.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Other notes payable
During the first nine months of 2013, the Company received advances from the purchaser of its accounts receivable (see note 1) totaling $212,500. This amount is in addition to the proceeds received by the Company for the sale of accounts receivable. The Company repaid the entire amount of this advance during the period, along with advance fees of approximately $9,000. These fees are reflected in Other expenses, net in the Company’s consolidated statement of operations for the nine months ended September 30, 2013.

8. Notes Payable-Related Parties

At September 30, 2013 and December 31, 2012, components of notes payable – related parties are comprised of the following:

	September 30, 2013	December 31, 2012
NBS Sellers Notes	$214,286	$600,000
Notes payable to Marvin Rosen	3,578,071	4,406,422
Other notes payable - related parties	125,000	125,000
Total notes payable - related parties	3,917,357	5,131,422
Less:
Current portion of NBS Sellers Notes	(214,286)	(514,286)
Current portion of notes payable to Marvin Rosen	(100,000)	-
Current portion of other notes payable	(125,000)	(125,000)
Non-current portion notes payable - related parties	$3,478,071	$4,492,136

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On March 1, 2013, the Company received a short-term unsecured advance from Mr. Rosen in the amount of $100,000, which remains outstanding as of September 30, 2013. The Lenders have approved the repayment of this advance from the proceeds from certain future sales of the Company’s equity securities. During the first nine months of 2013, Mr. Rosen converted $895,000 of the New Rosen Note into 10,443,772 shares of common stock and warrants to purchase 5,221,886 shares of the Company’s common stock. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of conversion.

9. Equity Transactions

At various times during the first nine months of 2013, the Company entered into subscription agreements with 47 accredited investors, under which the Company issued an aggregate of 45,960,218 shares of common stock and five-year warrants to purchase 22,980,110 shares of the Company’s common stock for aggregate consideration of $3.6 million. The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the 10 trading days prior to the date of closing.

Also during the first nine months of 2013, an executive officer of the Company converted $102,500 due to him into 1,177,965 shares of common stock and warrants to purchase 588,983 shares of the Company’s common stock, and another director of the Company converted $5,733 due to him into 76,237 shares of common stock and warrants to purchase 38,119 shares of common stock. The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the 10 trading days prior to the date of conversion. In connection with these conversions, and the conversions discussed in note 8, the Company recognized a loss on the extinguishment of debt for the three and nine months ended September 30, 2013 in the amount of $291,995 and $442,574, respectively.

Effective as of September 30, 2013, all of the Company’s outstanding Series B-1 Preferred Stock was converted into 62,672,008 shares of the Company’s common stock in accordance with the terms of the Series B-1 Preferred Stock.

During the nine months ended September 30, 2013, the Company issued an aggregate of 686,381 shares of common stock to third parties for services valued at $96,845.

10. Recently Adopted and Issued Accounting Pronouncements

During the nine months ended September 30, 2013 and 2012 there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements. Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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

On or about September 4, 2013, a landlord over premises leased by the Company commenced a lawsuit in the New York City Civil Court, County of New York (Index No. 79154/13), in which the landlord is seeking to recover specified rent and related charges of approximately $88,000 due under a lease agreement between the landlord and the Company, plus interest and attorneys’ fees, and to evict the Company from the premises. The Company intends to contest and dispute the claims set forth in the landlord’s petition. However, due to the uncertainties of litigation and other unknown factors, there can be no assurances that the Company will be able to reach a favorable resolution to this proceeding.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Proposed Acquisition

On August 30, 2013, the Company and its newly-formed subsidiary, Fusion Broadvox Acquisition Corp. (“FBAC”), entered into an Asset Purchase and Sale Agreement (the “Agreement”) to acquire specified assets owned by BroadvoxGo! LLC and Cypress Communications, LLC (collectively, the “Sellers”) and used in the operation of the cloud communications services segment of the Sellers’ business (the “Acquired Business”). The Company also agreed to assume substantially all of the on-going liabilities of the Acquired Business incurred in the ordinary course of business.

The aggregate purchase price for the assets to be purchased from the Sellers, net of the assumed liabilities, is $32.1 million (subject to adjustment as provided in the Agreement), payable in cash, at closing. In accordance with the Agreement, the Company delivered $200,000 into escrow as a good faith deposit to be refunded to the Company only under certain limited circumstances, such as Sellers’ wrongful failure to complete the sale or the Company’s termination of the Agreement due to Sellers’ failure to satisfy a condition precedent to closing not waived by the Company.

While the Agreement contemplates that a closing of the sale of the Acquired Business will take place in the fourth quarter of 2013, the conditions precedent to closing are such that there can be no assurance that the Company will complete its acquisition of the Acquired Business in that time or at all.

Other matters

The Company’s operations were impacted by Hurricane Sandy in October of 2012, and the Company filed a business interruption insurance claim with its insurance carrier for the Company’s estimate of losses it incurred as a result of the storm. The Company’s consolidated statement of operations for the three months ended September 30, 2013 reflects insurance proceeds received in the amount of $85,000, which is reflected as a reduction to Cost of sales in the Company’s Carrier Services business segment. The Company’s consolidated statement of operations for the nine months ended September 30, 2013 reflects approximately $248,000 of insurance proceeds, of which approximately $109,000 is reflected as Revenues, $85,000 is reflected as a reduction in Cost of sales and the remainder as a reduction to Selling, general and administrative expenses.

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

Carrier Services
Carrier Services includes the termination of carrier traffic utilizing primarily Voice over Internet Protocol (“VoIP”) technology. VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than other technologies. The Company currently interconnects with over 270 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets.

Business Services
The Company provides a full portfolio of cloud communications, cloud connectivity, storage and security solutions to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the results of operations of NBS effective as of October 29, 2012.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Operating segment information for the three and nine months ended September 30, 2013 and 2012 is summarized as follows:

Three Months Ended September 30, 2013

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$7,026,589	$7,785,239	$-	$14,811,828
Cost of revenues (exclusive of
depreciation and amortization)	6,167,706	3,786,028	-	9,953,734
Gross profit	858,883	3,999,211	-	4,858,094
Depreciation and amortization	83,665	827,948	-	911,613
Selling, general and administrative expenses	1,667,067	2,645,441	-	4,312,508
Interest expense	82,617	581,072		663,689
Other (income) expenses	1,153,973	(16,807)	-	1,137,166
(Loss) gain on extinguishment of accounts payable	(25,222)	-	-	(25,222)
Net income (loss)	$(2,153,661)	$(38,443)	$-	$(2,192,104)

Total assets	$2,862,749	$22,918,730	$897,478	$26,678,957

Three Months Ended September 30, 2012

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$9,383,989	$575,976	$-	$9,959,965
Cost of revenues (exclusive of
depreciation and amortization)	8,821,004	343,243	-	9,164,247
Gross profit	562,985	232,733	-	795,718
Depreciation and amortization	82,618	11,808	-	94,426
Selling, general and administrative expenses	1,265,538	950,213	-	2,215,751
Interest expense	28,430	28,431		56,861
Other expenses (income)	66,002	(2,426)	-	63,576
Net loss	$(879,603)	$(755,293)	$-	$(1,634,896)

Total assets	$1,773,957	$1,340,857	$4,248,833	$7,363,647

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2013

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$22,458,404	$22,752,023	$-	$45,210,427
Cost of revenues (exclusive of
depreciation and amortization)	20,088,181	11,222,683	-	31,310,864
Gross profit	2,370,223	11,529,340	-	13,899,563
Depreciation and amortization	222,742	2,411,370	-	2,634,112
Selling, general and administrative expenses	5,330,703	7,683,251	-	13,013,954
Interest expense	263,045	1,729,894		1,992,939
Other (income) expenses	774,767	470,062	-	1,244,829
Gain on extinguishment of accounts payable	2,883,660			2,883,660
Net income (loss)	$(1,337,374)	$(765,237)	$-	$(2,102,611)

Capital expenditures	$142,937	$683,306	$17,497	$843,740

Nine Months Ended September 30, 2012

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$29,965,082	$1,749,023	$-	$31,714,105
Cost of revenues (exclusive of
depreciation and amortization)	27,083,520	1,089,276	-	28,172,796
Gross profit	2,881,562	659,747	-	3,541,309
Depreciation and amortization	252,677	33,926	-	286,603
Selling, general and administrative expenses	3,747,117	2,778,160	-	6,525,277
Interest expense	80,238	80,239		160,477
Other expenses (income)	234,715	(10,296)	-	224,419
Net loss	$(1,433,185)	$(2,222,282)	$-	$(3,655,467)

Capital expenditures	$75,220	$2,073	$4,271	$81,564

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

13. Other Income and Expenses

Other (expenses) income for the three and nine months ended September 30, 2013 and 2012 consists of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Loss on sale of accounts receivable	$(47,093)	$(66,230)	$(175,862)	$(235,044)
Change in fair value of derivative liability	(838,142)	-	(732,875)	-
Loss on disposal of property and equipment	(2,374)	-	(2,374)
Other	42,438	2,654	108,856	10,625
Total other income (expenses)	$(845,171)	$(63,576)	$(802,255)	$(224,419)

14. Gain on Extinguishment of Accounts Payable

In June of 2013, pursuant to the advice of counsel and based on applicable laws, the Company determined that it no longer had any liability pertaining to a trade payable in the amount $2,908,882. As a result, the Company derecognized the payable from its consolidated balance sheet at September 30, 2013 and recorded a corresponding gain on the extinguishment of debt, net of legal fees in the amount of $25,222.

15. Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2013	2012
Cash paid for interest	$1,395,799	$32,074
Supplemental schedule of non-cash financing activities:
Conversion of notes and interest payable - related parties to common stock	$895,000	$125,000
Conversion of accounts payable - related parties to common stock	$126,858	$35,000
Assets acquired under capital leases	$359,675	$-

16. Related Party Transactions

Upon the closing of the acquisition of NBS on October 29, 2012, the purchase price was adjusted for an additional amount payable to the Sellers of NBS of approximately $1.1 million following the application of certain working capital adjustments as set forth in the purchase agreements. Approximately $668,000 and $1,159,000 remained outstanding to the Sellers of NBS as of September 30, 2013 and December 31, 2012, respectively. These amounts, which include accrued and unpaid interest of $49,710 and $0 at September 30, 2013 and December 31, 2012, respectively, are reflected in Related party payable in the accompanying consolidated balance sheets.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of September 30, 2013
Non-current liabilities:
Derivative liability (see note 7)	$-	$1,798,875	$-	$1,798,875

As of December 31, 2012
Non-current liabilities:
Derivative liability	$-	$1,066,000	$-	$1,066,000

18. Subsequent Events

In October of 2013, the Company entered into subscription agreements with 13 accredited investors, under which the Company issued an aggregate of 4,296,945 shares of common stock and five-year warrants to purchase 2,148,473 shares of the Company’s common stock for aggregate consideration of $0.6 million. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of closing. In addition, the Company issued 269,183 shares of common stock valued at approximately $25,000 to a third party as partial payment for services rendered.

On November 12, 2013, the Company entered into the Second Waiver Agreement to provide that the Company shall maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by NBS, at all times following December 31, 2013.

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

OVERVIEW

Our Business

We are a cloud services provider delivering value-added cloud-based solutions to businesses and carriers in the United States and throughout the world. Through our Business Services business segment, we offer business products and services that are device and location agnostic and include unified Communications, cloud-based voice, managed cloud connections and a complement of additional cloud solutions such as storage, security and disaster recovery. Our advanced business services are flexible, scalable and rapidly deployed, lowering customers’ costs of ownership and increasing productivity.

Through our Carrier Services business segment, we offer domestic and international voice termination services to telecommunications carriers throughout the world, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean. These services utilize primarily VoIP termination. We currently interconnect with over 270 carrier customers and vendors, who include U.S.-based carriers sending voice traffic to international destinations and foreign carriers sending voice traffic to the U.S. and internationally. Our carrier-grade network, advanced switching systems and interconnections with global carriers on six continents also reduce the cost of global voice traffic termination and expand service delivery capabilities for our Business Services segment.

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

On October 29, 2012, through our wholly owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”), we completed the acquisition of Network Billing Systems, LLC and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (“ISG and collectively, “NBS”). NBS is a cloud services provider offering a wide range of cloud-based voice, data, unified communications and connectivity solutions to small, medium and large businesses in the United States.

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

On August 30, 2013, we entered into an Asset Purchase and Sale Agreement (the “Agreement”) to acquire specified assets owned by BroadvoxGo! LLC and Cypress Communications, LLC (collectively, the “Sellers”) and used in the operation of the cloud communications services segment of the Sellers’ business (the “Broadvox Transaction”). We also agreed to assume substantially all of the on-going liabilities of the acquired business incurred in the ordinary course of business.

The aggregate purchase price for the assets to be purchased from the Sellers, net of the assumed liabilities, is $32.1 million (subject to adjustment as provided in the Agreement), payable in cash, at closing. In accordance with the terms of the Agreement, we delivered $200,000 into escrow as a good faith deposit to be refunded to us only under certain limited circumstances, such as Sellers’ wrongful failure to complete the sale or our termination of the Agreement due to Sellers’ failure to satisfy a condition precedent to closing not waived by us.

Consummation of the Broadvox Transaction is subject to the satisfaction of certain conditions precedent, including, but not limited to, completion of an audit of the financial books and records of the business being acquired, receipt of any applicable regulatory approvals and certain third-party consents, receipt by the Company of sufficient funding to pay the purchase price and provide for reasonable post-acquisition working capital requirements, and other customary conditions of closing. In addition, the closing of the transactions is subject to demonstration that the acquired business achieves annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $5.0 million based on the three months preceding the closing (with a downward adjustment of the purchase price to the extent that such annualized EBITDA is less than $5.9 million but more than $5 million). Consummation is also subject to the negotiation of a series of mutual acceptable agreements relating to post-closing matters such as (a) certain transition services to be provided to the Company by the Sellers, (b) the shared use of certain equipment and systems of the Sellers on a transition basis and (c) the Company’s use of certain intellectual property of the Sellers on a transition basis.

While the Agreement contemplates that the closing of the Broadvox Transaction will take place in the fourth quarter of 2013, the conditions precedent to closing are such that there can be no assurance that the Company will complete the Broadvox Transaction in that time or at all.

Our Outlook

Our ability to grow our business, fully implement our business plan (including the consummation of the foregoing acquisition transaction) and achieve profitability is dependent upon our ability to raise significant amounts of additional capital. We require additional capital to support our obligations related to the Broadvox Transaction. We also require additional capital to support our Carrier Services business, specifically for capital expenditures required to expand our voice termination capacity, to implement a new automated system for the administration of routing and rates and for the working capital necessary to optimize the terms under which we buy from our vendors and sell to our customers. Additional capital will also be required to support our Business Services segment, mainly for capital expenditures and other expenses associated with the development of new products and services. We believe that if we are able to obtain the necessary capital we will be able to compete effectively in both of our business segments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations

As a result of our acquisition of NBS on October 29, 2012, our results of operations for the three and nine months ended September 30, 2013, particularly with respect to our Business Services business segment, are not comparable to the results of operations for the same periods in 2012. The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenues	$14,811,828	100.0%	$9,959,965	100.0%	45,210,427	100.0%	31,714,105	100.0%
Cost of revenues, exclusive of
depreciation and amortization	9,953,734	67.2%	9,164,247	92.0%	31,310,864	69.3%	28,172,796	88.8%
Gross profit	4,858,094	32.8%	795,718	8.0%	13,899,563	30.7%	3,541,309	11.2%
Operating expenses:
Depreciation and amortization	911,613	6.2%	94,426	0.9%	2,634,112	5.8%	286,603	0.9%
Selling general and administrative	4,312,508	29.1%	2,215,751	22.2%	13,013,954	28.8%	6,525,277	20.6%
Total operating expenses	5,224,121	35.3%	2,310,177	23.2%	15,648,066	34.6%	6,811,880	21.5%
Operating loss	(366,027)	-2.5%	(1,514,459)	-15.2%	(1,748,503)	-3.9%	(3,270,571)	-10.3%
Interest expense, net	(663,689)	-4.5%	(56,861)	-0.6%	(1,992,939)	-4.4%	(160,477)	-0.5%
Loss on extinguishment of debt	(291,995)	-2.0%	-	0.0%	(442,574)	-1.0%	-	0.0%
Other (expenses) income	(845,171)	-5.7%	(63,576)	-0.6%	(802,255)	-1.8%	(224,419)	-0.7%
Total other (expenses) income	(1,800,855)	-12.2%	(120,437)	-1.2%	(3,237,768)	-7.2%	(384,896)	-1.2%
Gain on extinguishment of
accounts payable	(25,222)		-		2,883,660		-
Net income (loss)	$(2,192,104)	-14.8%	$(1,634,896)	-16.4%	$(2,102,611)	-4.7%	$(3,655,467)	-11.5%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Revenues

Consolidated revenues were $14.8 million during the three months ended September 30, 2013, compared to $10.0 million during the three months ended September 30, 2012, an increase of $4.9 million, or 48.7%. Carrier services revenue of $7.0 million represents a decrease of $2.4 million, or 25.1%, from the same period of a year ago, mainly due to a 12.9% decrease in the number of minutes transmitted over our network as well as a 13.8% decrease in the blended rate per minute of traffic terminated.

Revenues for the Business Services segment were $7.8 million for the three months ended September 30, 2013, as compared to $0.6 million for the three months ended September 30, 2012, which did not give effect to the October 2012 acquisition of NBS.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $10.0 million for the three months ended September 30, 2013, compared to $9.2 million for the three months ended September 30, 2012. The increase is due to the costs attributed to NBS revenues not present in 2012, largely offset by the lower traffic volume in the Carrier Services segment. Consolidated gross margin was 32.8% in the three months ended September 30, 2013, compared to 8.0% in the same period for 2012. The increase is primarily due to the higher mix of Business Services revenue in 2013 as a result of the NBS acquisition.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Gross margin for the Carrier Services segment was 12.2% for the three months ended September 30, 2013, compared to 6.0% in the three months ended September 30, 2012. The increase was mainly due to a one-time transition event in 2012 resulting from errors in manually entering vendor rates and routing codes to our then-existing rate and routing database system during our conversion to a new system, which adversely impacted our gross margin in 2012. In addition, we received $85,000 of business interruption insurance proceeds in 2013 for lost gross profit related to Hurricane Sandy. Gross margin for the Business Services segment was 51.4% in 2013, compared to 40.4%, in 2012, as NBS generates gross margins that are significantly higher than our pre-acquisition Business Services segment.

Depreciation and Amortization

Depreciation and amortization expense was $0.9 million for the three months ended September 30, 2013, as compared to $0.1 million during the same period of a year ago, mainly due to $0.6 million of amortization expense related to intangible assets acquired in the NBS transaction and depreciation expense on NBS fixed assets in 2013 not present in 2012.

SG&A

SG&A during the three months ended September 30, 2013 was $4.3 million, as compared to $2.2 million during the three months ended September 30, 2012. The increase was mainly due to SG&A associated with NBS in 2013 not present in the prior year, consisting primarily of employee compensation costs and commissions paid to third party selling agents.

Operating Loss

Our operating loss narrowed from $1.5 million for the three months ended September 30, 2012 to $0.4 million for the three months ending September 30, 2013. The improvement is a result of the $4.0 million increase in consolidated gross profit, substantially all of which was generated by our Business Services segment, largely offset by the increases in SG&A and depreciation and amortization expense.

Interest Expense

Interest expense increased by $0.6 million, in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to $0.5 million of interest on the senior notes issued in October 2012 in connection with the NBS transaction and $0.1 million of non-cash interest expense associated with the amortization of debt discount and deferred financing fees related to the issuance of the senior notes.

Loss on Extinguishment of Debt

During the three months ended September 30, 2013, we recorded a loss on the extinguishment of debt of approximately $292,000 for the fair value of warrants to purchase shares of our common stock in connection with the conversion of debt into equity.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Other Expenses

Other expenses of $0.8 million during the three months ended September 30, 2013 is comprised primarily of the change in the fair value of a derivative liability related to warrants issued in connection with the issuance of our senior notes. Other expenses, net, for the three months ended September 30, 2012 was $0.1 million and was mainly composed of the loss on the sale of our accounts receivable.

Net Loss

The net loss for the three months ended September 30, 2013 was $2.2 million, as compared to $1.6 million for the three months ended September 30, 2012. The higher net loss was mainly due to the change in fair value of the derivative liability of $0.8 million, the $0.6 million increase in interest expense and the $0.3 million loss on extinguishment of debt, largely offset by the $1.1 million decrease in operating loss.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Revenues

Consolidated revenues were $45.2 million during the nine months ended September 30, 2013, compared to $31.7 million during the nine months ended September 30, 2012, an increase of $13.5 million, or 42.6%. Carrier services revenue of $22.5 million represents a decrease of $7.5 million, or 25.1%, from the same period of a year ago, mainly due to a 25% decrease in the number of minutes transmitted over our network.

Revenues for the Business Services segment were $22.8 million in the nine months ended September 30, 2013, as compared to $1.7 million for the nine months ended September 30, 2012 due to the October 2012 acquisition of NBS.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $31.3 million for the first nine months of 2013, compared to $28.2 million for the first nine months of 2012. The increase is due to the costs attributed to NBS revenues not present in 2012, largely offset by the lower traffic volume in the Carrier Services segment. Consolidated gross margin was 30.7% in the nine months ended September 30, 2013, compared to 11.2% in the same period for 2012. The increase is due to the higher mix of Business Services revenue in 2013 as a result of the NBS acquisition.

Gross margin for the Carrier Services segment was 10.6% for the nine months ended September 30, 2013, compared to 9.6% for the nine months ended September 30, 2012. The increase is due to $194,000 of business interruption proceeds received in 2013 as a result of Hurricane Sandy. Gross margin for the Business Services segment was 50.7% in 2013, compared to 37.7% in 2012, as NBS generates gross margins that are significantly higher than our pre-acquisition Business Services segment.

Depreciation and Amortization

Depreciation and amortization expense was $2.6 million for the nine months ended September 30, 2013, as compared to $0.3 million during the same period of a year ago, mainly due to $1.7 million of amortization expense related to intangible assets acquired in the NBS transaction and $0.7 million of depreciation expense on NBS fixed assets in 2013 not present in 2012.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SG&A

SG&A for the first nine months of 2013 was $13.0 million, as compared to $6.5 million during the first nine months of 2012, as the acquisition of NBS doubled the number of employees in the Company.

Operating Loss

Our operating loss of $1.7 million for the nine months ended September 30, 2013 represents a decrease of $1.5 million, or 46.6%, from the nine months ended September 30, 2012. The decrease is mainly due to the $10.9 million increase in gross profit generated by our Business Services segment, largely offset by the increases in SG&A and depreciation and amortization expense, as well as a $0.5 million decline in gross profit in our Carrier Services segment.

Interest Expense

Interest expense increased by $1.8 million, in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to $1.4 million of interest on the senior notes issued in October 2012 in connection with the NBS transaction and $0.3 million of non-cash interest expense associated with the amortization of debt discount and deferred financing fees related to the issuance of the senior notes.

Loss on Extinguishment of Debt

The loss extinguishment of debt of $0.4 million for the nine months ended September 30, 2013 reflects the fair value of warrants to purchase shares of our common stock issued in connection with the conversions of debt into equity.

Other Expenses

During the nine months ended September 30, 2013, we recorded other expenses, net, of $0.8 million, as compared to $0.2 million in the same period of a year ago. The increase is mainly due to the loss on the change in fair value of the derivative liability of $0.7 million, partially offset by a $0.1 million decrease in the loss on the sale of our accounts receivable resulting from lower sales at our Carrier Services business segment and a $0.1 million increase in other income, which was mainly the result of early termination fees from customers received at NBS.

Gain on Extinguishment of Accounts Payable

In June of 2013, pursuant to the advice of counsel and based on applicable laws, we determined that we no longer had any liability pertaining to a trade payable in the amount $2,908,882. As a result, we derecognized the payable from our consolidated balance sheet at June 30, 2013 and recorded a corresponding gain on the extinguishment of debt, net of legal fees in the amount of $25,222.

Net Loss

The net loss for the nine months ended September 30, 2013 was $2.1 million, as compared to $3.7 million for the nine months ended September 30, 2012. The decrease was mainly due to the gain on the extinguishment of accounts payable of $2.9 million and the $1.5 million decrease in operating loss, partially offset by the $1.8 million increase in interest expense, $0.4 million loss on the extinguishment of debt and $0.7 million loss on the change in fair value of the derivative.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. In addition, we have yet to generate positive cash flow from operations. As of September 30, 2013, we had a stockholders’ deficit of $3.0 million, as compared to $6.1 million at December 31, 2012, and a working capital deficit of $3.6 million, as compared to $8.0 million at December 31, 2012. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months. We will be required to raise additional capital to support our business plan, including the consummation of the pending Broadvox Transaction. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed. In the event that we are unable to secure the necessary funding to meet our working capital requirements and payment obligations, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets or possibly curtail some of our operations.

We have historically relied upon loans from related and non-related parties, primarily Marvin Rosen, our Chairman of the Board of Directors, and the sale of our equity securities to fund our operations. During fiscal 2012 and the first nine months of 2013, we relied primarily on the sale of our accounts receivable, including unbilled receivables, under our agreement with Prestige Capital Corporation (“Prestige”), as well as the sale of our equity securities. As of September 30, 2013, approximately $0.9 million of our outstanding accounts receivable had been sold to Prestige.

As of September 30, 2013, our consolidated cash balance was approximately $1.2 million, substantially all which is held by NBS and is subject to the restricted payment provisions of the Senior Notes. Our long-term liquidity is dependent on our ability to generate positive cash flows from operations in both of our business segments. We cannot predict if and when we will be able to attain positive cash flows from operations in our Carrier Services business segment.

During the first nine months of 2013, we entered into subscription agreements with 47 accredited investors, under which the Company issued an aggregate of 45,960,218 shares of common stock and five-year warrants to purchase 22,980,110 shares of the Company’s common stock for net proceeds of $3.6 million. The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the ten trading days prior to closing. In October of 2013 we entered into subscription agreements with an additional 13 accredited investors, under which we issued an aggregate of 4,296,945 shares of common stock and five-year warrants to purchase 2,148,473 shares of the Company’s common stock for net proceeds of $0.6 million. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of closing.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige, whereby we may sell certain of our accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow. Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within two business days after Prestige receives payment on the receivables, which generally have 15 to 30 day terms. Since the fourth quarter of fiscal 2011 through the date of this report, this arrangement has been our primary source of liquidity for funding our Carrier Services business and a substantial portion of the Company’s SG&A obligations, and we expect that we will continue to utilize the agreement with Prestige to supplement our working capital needs until such time as we can consummate a traditional working capital line of credit.

In addition to purchasing our accounts receivable, Prestige has also from time to time provided us with secured working capital advances. During the first nine months of 2013 we received $212,500 of advances from Prestige, all of which was repaid during the period, along with advance fees of approximately $12,000. We may receive similar advances on similar terms from time to time during the remainder of 2013, although Prestige is under no obligation to make such advances. The Prestige agreement is currently due to expire on June 15, 2014 but automatically renews for additional nine month periods unless either party receives written notice of cancellation within 60 days prior to the scheduled expiration date. For as long as the agreement is in effect, Prestige will continue to have a first priority lien on the accounts receivable of our Carrier Services business segment and a subordinated security interest in the other assets of our Carrier Services business segment.

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

At various times since May 15, 2013 we were not in compliance with the $1.0 million minimum cash balance requirement under the SPA. On August 14, 2013, the Company and the Lenders entered into a Waiver and Amendment Agreement to the SPA (the “First Waiver Agreement”) whereby the Lenders agreed to waive compliance with the $1.0 million minimum cash balance requirement through August 14, 2013, and amended the SPA to reduce the minimum cash balance requirement from $1.0 million to $0.5 million for the period between May 15, 2013 and August 31, 2013, after which time the minimum cash balance requirement reverted to $1.0 million. We were in compliance with the financial covenants of the SPA as amended by the First Waiver Agreement through August 30, 2013, however we have not been in compliance with this requirement since August 31, 2013. On November 12, 2013, we and the Lenders entered into a Waiver and Second Amendment Agreement to the SPA which amended the minimum cash balance requirement to provide that the Company shall maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by NBS, at all times following December 31, 2013. At September 30, 2013 we were in compliance with all of the other financial covenants under the Senior Notes.

In conjunction with the sale of the Senior Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination agreement with us and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Notes and our other obligations to the Lenders. In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”). The New Rosen Note is unsecured, pays interest monthly at an annual rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full. Although we did receive a short-term unsecured advance from Mr. Rosen of $100,000 during the first nine months of 2013, in view of the subordination of our obligations to Mr. Rosen to those of the Lenders, we do not expect to receive new loans or additional short term advances from Mr. Rosen to fund our future liquidity needs. Additionally, in connection with the issuance of the Senior Notes, Prestige and the Lenders entered into an agreement establishing priorities among them and reached certain agreements as to enforcing their respective rights against the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

While NBS has historically generated positive cash flow from operations and we believe that with the acquisition of NBS the Company will be able to generate positive cash flow from operations on a consolidated basis, the terms of the SPA prohibit any cash distributions from NBS to us.

 A summary of the Company’s cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
	2013	2012
Cash from continuing operations:
Cash used in operating activities	$(2,218,237)	$(1,693,856)
Cash used in investing activities	(276,424)	(81,989)
Cash provided by financing activities	3,163,961	5,501,683
Increase in cash and cash equivalents from continuing operations	669,300	3,725,838
Cash from discontinued operations	-	(1,490)
Net increase in cash and cash equivalents	669,300	3,724,348
Cash and cash equivalents, beginning of period	543,214	3,047
Cash and cash equivalents, end of period	$1,212,514	$3,727,395

Cash used in operating activities was approximately $2.2 million during the first nine months of 2013, as compared to $1.7 million during the first nine months of 2012. The following table illustrates the primary components of our cash flows from operations:

	2013	2012
Net income (loss)	$(2,102,611)	$(3,655,467)
Non-cash expenses, gains and losses	1,751,320	701,750
Accounts receivable	(1,032,101)	354,586
Inventory	(94,690)	-
Accounts payable and accrued expenses	(531,164)	1,075,597
Other	(208,991)	(170,322)
Cash used in operating activities	$(2,218,237)	$(1,693,856)

Cash used in investing activities was $0.3 million in the first nine months of 2013, as compared to $0.1 million in the first six months of 2012. Capital expenditures for the first nine months of 2013 were $0.8 million, and we delivered a cash deposit in the amount of $0.2 million in connection with the Broadvox Transaction. These amounts were partially offset by a decrease in restricted cash held in reserve under the terms of the SPA in the amount of $0.8 million. We expect our cash capital expenditures to be approximately $300,000 for the remainder of 2013, primarily for capital expenditures at NBS and additional infrastructure development for the Carrier Services business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash provided by financing activities was $3.2 million in the first nine months of 2013, as compared to $5.5 million in the first nine months of 2012. The decrease reflects higher proceeds received from private placement activities in 2012 and the repayment of $0.4 million on the Sellers Notes in 2013.

Uses of Liquidity

Our short-term and long-term liquidity needs arise primarily from working capital requirements to support the growth and day-to-day operations of our business, principal and interest payments related to our financing obligations, capital expenditures and any additional funds that may be required for business expansion opportunities.

Debt Service Requirements

During the nine months ended September 30, 2013, we made debt service payments on the Senior Notes of $1.4 million and repaid approximately $0.6 million of indebtedness held by related and unrelated parties. For the remainder of 2013, we expect to make principal and interest payments on our Senior Notes totaling approximately $0.6 million, payments under the Seller Notes of approximately $0.1 million and payments under equipment financing obligations of $0.1 million.

At September 30, 2013, we had obligations to Marvin Rosen, including the New Rosen Note, aggregating $3.6 million which are payable 60 days after the Senior Notes are repaid in full. Effective as of October 29, 2012, as permitted by the Subordination Agreement, Mr. Rosen is entitled to monthly interest payments on these obligations at a rate of 7% per annum. As of the date of this report we have not made any interest payments to Mr. Rosen. Mr. Rosen has agreed that any due but unpaid interest does not constitute an event of default under the New Rosen Note, and that all interest currently due under the New Rosen Note, as well as future interest that will accrue under the note, will be payable on ten days’ prior written notice.

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. We did not record any impairment charges during the nine months ended September 30, 2013 and 2012.

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

Property and Equipment

In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years. During the nine months ended September 30 2013, we capitalized costs pertaining to the development of internally used software in the approximate amount of $0.6 million.

Recently Issued Accounting Pronouncements

During the nine months ended September 30, 2013 and 2012, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements. Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of September 30, 2013, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The primary risk of the Company is its ability to attract new and continued capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with its senior debt agreements, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s ability to maintain working capital requirements to fund future operations or the Company’s ability to attract and retain highly qualified management, technical and sales personnel, and the other factors identified by us from time to time in the Company’s filings with the SEC. However, the risks included should not be assumed to be the only things that could affect future performance. We may, among other things, also be subject to service disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism, natural disasters or government security concerns.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On or about September 4, 2013, a landlord over premises leased by the Company commenced a lawsuit in the New York City Civil Court, County of New York (Index No. 79154/13), in which the landlord is seeking to recover specified rent and related charges of approximately $88,000 due under a lease agreement between the landlord and the Company, plus interest and attorneys’ fees, and to evict the Company from the premises. The Company intends to contest and dispute the claims set forth in the landlord’s petition. However, due to the uncertainties of litigation and other unknown factors, there can be no assurances that the Company will be able to reach a favorable resolution to this proceeding.

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

At various times since May 15, 2013 we were out of compliance with an affirmative covenant contained in our senior debt agreements, which constitutes an event of default.

Our acquisition of NBS was financed primarily through the issuance of senior notes in the aggregate principal amount of $16.5 million. The purchase agreement related to the senior notes (the “SPA”) contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the senior notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. In addition, at all times while the senior notes are outstanding, we are required to maintain a minimum cash bank balance of $1.0 million, in excess of any amounts outstanding under a permitted working capital line of credit as well as any cash held at NBS. We are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the senior notes. We do not have the financial resources to repay the senior notes if repayment of the senior notes were to be accelerated. At various times since May 15, 2013, we were not in compliance with the $1.0 million minimum cash balance requirement. On August 14, 2013, the Company and the Lenders entered into a Waiver and Amendment Agreement to the SPA whereby the Lenders agreed to waive compliance with the $1.0 million minimum cash balance requirement through August 14, 2013, and amended the SPA to reduce the minimum cash balance requirement from $1.0 million to $0.5 million for the period between May 15, 2013 and August 31, 2013, after which time the minimum cash balance requirement reverted to $1.0 million. We have not been in compliance with this requirement since August 31, 2013. On November 12, 2013, we entered into a Waiver and Second Amendment Agreement to the SPA to provide that the Company shall maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by NBS, at all times following December 31, 2013.

Consummation of the proposed Broadvox Transaction is subject to the satisfaction of numerous conditions precedent and may not be consummated.

Consummation of acquisition of the Broadvox Transaction is subject to the satisfaction of numerous conditions precedent, including but not limited to, completion of an audit of the financial books and records of the business to be acquired, our receipt of sufficient funding to pay the cash portion of the purchase price and provide for reasonable post-acquisition working capital requirements, negotiation and execution of mutually acceptable post-closing matters, such as (a) certain transition services to be provided to the Company by the sellers, (b) the shared use of certain equipment and systems of the sellers on a transition basis and (c) the Company’s use of certain intellectual property of the sellers on a transition basis, and other customary conditions of closing. There is no assurance that the conditions precedent to closing will be satisfied or waived, or that the proposed Broadvox Transaction will be consummated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

We may be unable to secure the funding necessary to consummate the Broadvox Transaction.

Among the conditions precedent to consummation of our completion of the Broadvox Transaction is our ability to secure the necessary funding. In order to satisfy conditions precedent to our receipt of debt financing to fund the proposed Broadvox Transaction, we will need to raise gross proceeds of at least $6,500,000 from the sale of our equity securities. There is no assurance that we will meet the minimum equity proceeds requirement, or that we can obtain necessary financing on acceptable terms.

Consummation of the Broadvox Transaction does not provide assurance that the operations of such assets will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as the proposed Broadvox Transaction, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will create accretive earnings and improved results of operations. However, realization of these envisioned results are subject to numerous risks and uncertainties including but not limited to:

●	Diversion of management time and attention from daily operations;
●	Difficulties integrating the acquired business, technologies and personnel into our business;
●	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and
●	Assumption of the liabilities and exposure to unforeseen liabilities of the acquired business

Even if the Broadvox Transaction is consummated, there is no assurance that the acquisition will be accretive to our earnings or otherwise improve our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October of 2013, the Company entered into subscription agreements with 13 accredited investors, under which the Company issued an aggregate of 4,296,945 shares of common stock and five-year warrants to purchase 2,148,473 shares of the Company’s common stock for aggregate consideration of $0.6 million. The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of closing.

In connection with the foregoing transactions, the Company had reasonable grounds to believe that each investor was an “accredited” investor within the meaning of Rule 501 of Regulation D, each investor represented that it was acquiring the securities for its own account for investment purposes only, no general solicitation or advertising was utilized in connection with the transactions, the certificates evidencing the securities bear a legend restricting their transferability except as permitted by applicable securities laws and the Company filed a corresponding Form D with the Securities and Exchange Commission. Accordingly, the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) of that Act and/or Regulations D thereunder. The securities issued to the accredited investors were sold through Noble Financial Capital Markets, a licensed broker-dealer, and commissions and fees of approximately $22,000 were paid to the placement agent and other licensed broker-dealers in connection with these transactions. In addition, the placement agent and other licensed broker-dealers earned the right to receive warrants to purchase approximately 65,000 shares of the Company’s common stock for their services. The net proceeds of these transactions were used primarily for working capital purposes.

In addition, during the quarter covered by this report, the Company issued 269,183 shares of common stock valued at approximately $25,000 to a third party as partial payment for services rendered.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NO.	DESCRIPTION

10.78
Waiver and Second Amendment to Securities Purchase Agreement and Security Agreement dated as of November 8, 2013 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, L.P., Plexus Fund II, LP and Praesidian Capital Opportunity Fund III, L.P. as agent.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

November 14, 2013	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer

November 14, 2013	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION

10.78
Waiver and Second Amendment to Securities Purchase Agreement and Security Agreement dated as of November 8, 2013 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, L.P., Plexus Fund II, LP and Praesidian Capital Opportunity Fund III, L.P. as agent.

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