Form 10-K
period 2013-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2014-03-31
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 –K
 (Mark One)

 ☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by the OTCQ Marketplace on June 30, 2013 of $0.07 per share, was $10,800,586.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 304,046,486 shares of common stock are issued and outstanding as of March 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12, 13 and 14) is incorporated by reference to the registrant’s definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS.

Overview
Fusion Telecommunications International, Inc. (Fusion, “we”, or “the Company”) offers a comprehensive suite of cloud communications, cloud connectivity, and managed cloud-based applications solutions to small, medium and large businesses, and domestic and international voice services to communications carriers worldwide.  Our advanced, proprietary cloud services platform enables the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate in two business segments; Business Services and Carrier Services.

Fusion is focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to and efficient use of the cloud.  Our core business products and services include cloud voice and unified communications, improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our newly introduced cloud computing and infrastructure as a service solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be built.  Complemented by Software as a Service ("SaaS") solutions such as storage, security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud.  Fusion’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Fusion has agreements with over 270 carrier customers and vendors, and sells its voice services to other communications service providers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending primarily voice over IP (“VoIP”) traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents seeks to reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment.

Fusion has experienced a significant transformation over the past two years.  The acquisition of two cloud services businesses expanded our business customer base to over 10,000 customer locations, increased our distribution network to approximately 470 active partners and added a significant number of network facilities and points of presence to expand our geographic reach.  These acquisitions brought advanced systems and infrastructure and a talented team of experienced, well-trained professionals, delivering the additional resources required to fuel our organic growth, while providing a strong platform for further acquisitions.

Fusion is pursuing a three-tiered growth strategy: accelerating our organic growth, developing specialized solutions for key vertical markets, and targeting cloud services companies for acquisition.  Our strategy to organically grow our Business Services revenue includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts, upselling solutions to our existing base and leveraging our management, Board and shareholder relationship network.  Our continuing effort to deliver advanced cloud solutions to larger companies with more complex requirements is supported by our proprietary cloud solutions platform that allows us to rapidly respond to large enterprise needs for customized or enhanced solutions.  We also intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite, with current efforts directed primarily to healthcare, legal, hospitality and real estate.  We intend to acquire additional cloud services companies that can expand our customer base, allow us to introduce additional cloud products and services, and gain scale.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

We are seeking to capitalize on the rapid growth of the worldwide cloud services market, which Gartner, in its January, 2014 forecast analysis estimated to be a $155 billion market, with a five year CAGR of 16.9%, reaching $244 billion in 2017.  The Company is leveraging strategic partnerships with integrated solution providers such as Unisys to complement its existing cloud technology and network services platform in order to rapidly expand and scale its cloud services portfolio, moving beyond an initial focus on cloud communications to embrace opportunities to grow in the cloud computing and managed cloud solutions market.  We believe that our strategic partnerships will allow us to scale more rapidly and offer a broader range of cloud services targeted to large enterprises in our vertical markets, which demand specialized solutions and applications.  We anticipate that our strategic partnerships will relieve us of costly development efforts while increasing distribution and extending sales and technical support capabilities for a real time-to-market advantage.

Fusion’s management team, Board of Directors and Advisory Board have long term experience in the technology, services and communications industry, with demonstrated leadership in middle market, entrepreneurial, small company, distressed and M&A environments.  We believe that our executive team has the experience and expertise to drive high value opportunities to the Company and execute on our organic and acquisition growth strategy.

We were incorporated in Delaware and commenced operations in 1997 and completed our initial public offering in February 2005.  Since 2009, when we sold our consumer services business segment, the Company has focused its efforts on growing its Business Services and Carrier Services segments.  We have offices in New York, N.Y., Wayne, N.J., Fort Lauderdale, FL., Atlanta, GA., Cleveland, OH, and Seattle, WA.

Acquisitions
Fusion believes that the cloud services marketplace offers strong opportunities for acquisitions.  Large and fast-growing, the landscape is highly fragmented, with most providers challenged by a limited product set and only regional geographic coverage.  Many of the smaller organizations lack the financial and operational resources to scale and expand.  We believe that the cross marketing synergies and economies of scale made possible by strategic acquisitions make such acquisitions an attractive vehicle to enhance our growth profile.  We acquired our first cloud services company in October 2012, and fully integrated the business into our existing Business Services business segment within 120 days of acquisition.  The experience and technical infrastructure acquired in that transaction facilitated our second acquisition, which was completed on December 31, 2013.  As we acquire a business, we look to swiftly and deeply integrate that business, immediately organizing the employees under one management team with one integrated set of products and services and processes and procedures, with cross-trained support staff and partners, ready to cross and up-sell solutions to the existing base.  We believe that our integration strategy, in combination with our increasing expertise and efficient support systems, will enable us to efficiently assimilate additional acquisitions.

NBS Acquisition
In October 2012, we completed our acquisition of Network Billing Systems, LLC (“NBS”), a cloud services provider delivering cloud voice and unified communications, cloud connectivity and managed network services to small, medium and large businesses nationwide. Headquartered in Wayne, New Jersey, NBS generated $26.5 million in revenue in the fiscal year ended December 31, 2011, approximately 95% of which is monthly recurring.  This acquisition added approximately 4,000 small, medium and large business customer locations to our Business Services business segment.  NBS sells primarily through its network of approximately 185 active authorized channel partners (distributors) that include value added resellers, system integrators, IT consultants, and telecommunications sales agents. The combined and complementary portfolio of Fusion and NBS business services are now sold under the NBS brand, creating increased revenue opportunities through the cross-sale and up-sale of an expanded and fully integrated solution set.  All Business Services sales, operations and support staff have been consolidated into a single Business Services segment, with Jonathan Kaufman, founder and former CEO of NBS, as President of that division, and Russell Markman, former President of NBS, as Executive Vice President of the division.

Broadvox Cloud Services Asset Acquisition
In December, 2013, Fusion completed its acquisition of the assets of Broadvox LLC’s cloud services business, which delivers cloud-based voice, unified communications and cloud connectivity to small, medium and large businesses.  The acquisition added approximately 6,900 business customer locations and approximately 285 active distribution partners to our NBS Business Services Division, increasing our combined customer base to over 10,000, and expanding our distribution network to include approximately 470 active partners.  For the year ended December 31, 2013, the acquired business generated unaudited revenue of approximately $32.7  million, more than 90% of which is recurring.  Broadvox’s cloud services marketing and sales efforts, with a strong focus on legal services, hospitality and real estate management, complement our strategy of providing specialized, market-based solutions to key vertical markets.

The integration of the Broadvox cloud services business with our NBS Business Services division creates a strong and robust platform that will allow us to more rapidly scale, accelerating our organic growth plans with advanced service and delivery systems, infrastructure, network facilities and staff, while facilitating additional acquisitions.

Services
Our cloud-based services are designed to meet the communications, network and computing requirements of growing businesses, while maximizing the price-performance ratio.  We believe that giving our customers access to the cloud provides a more cost-effective, reliable and secure communications and IT experience, and relieves them of the capital and support burdens associated with more traditional services.  Additionally, customers can reduce costs while adding features and functionality, improving productivity across the enterprise.  Fusion is increasingly focused on providing specialized, market-based solutions to important verticals and larger enterprises, matching our advanced solutions to key industry-specific customer requirements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Business Services

We offer a suite of advanced cloud-based services, including cloud communications, which encompasses cloud voice and unified communications, and cloud connectivity that provides diverse and redundant access to the cloud.  Our solutions also include cloud-based applications such as storage, security, and business continuity. Fusion’s services are designed to provide significant benefits to businesses of all sizes, with single or multiple locations. The integration of cloud solutions on our advanced services platform allows customers to seamlessly connect people with the information they need to collaborate effectively through the most efficient medium available, regardless of what device they use.

Our cloud solutions are designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network and service environment, provide robust features and functionality to increase productivity and reduce the overall cost of communications.

Our proprietary cloud communications service platform allows us to rapidly respond to market requirements for new or enhanced products and services, as well as customize customer solutions as required for maximum flexibility, avoiding costly licensing fees and increasing our control over the service environment.  Fusion’s growing suite of business services includes:

Cloud Voice
Fusion’s Cloud Voice service allows a customer to replace the premise-based office telephone system it owns or leases with a state-of-the-art digital telephone system that is provided by Fusion in the cloud.  This feature-rich solution eliminates the need to own and operate a costly, complex telephone system, reducing upfront capital costs, and eliminates the cost of calls between customer locations.  The service provides efficiencies for companies with multiple offices or a highly mobile workforce, and for companies that are opening a new office or need to expand or replace existing telephone systems.  All business service options can be configured by the user in real time, using a powerful administrative portal, virtually eliminating the costs associated with the labor-intensive reconfiguration of telephone systems on-site.  Fusion’s Contact Center solutions provide advanced call center features and functionality that can be seamlessly integrated with our Cloud Voice solutions, reducing operational costs and increasing cost savings and efficiency.  CRM integration, call recording and real-time monitoring are built into the solution, increasing agent productivity without increasing costs.

Unified Communications
Fusion’s Unified Communications as a Service (“UCaaS”) complements our Cloud Voice solutions with integrated service features that seamlessly combine audio, video, messaging and web services, immediately connecting people with the information they need to communicate effectively.  Our integrated cloud-based UCaaS collaboration suite is device and location agnostic, allowing businesses of all sizes to increase productivity by simplifying communication over the most preferred or available device.  Connecting employees with customers and colleagues via conference call or online meeting, sharing documents real-time with a simple click, our UCaaS solution drives efficiencies while at the same time reducing costs.

Cloud Trunking
Fusion’s Cloud Trunking solution allows a customer to retain and use its existing telephone system, while utilizing the Fusion cloud network for its network access, and local, domestic and international long distance inbound and outbound service.  Gaining in popularity and usage, Cloud Trunks provide voice channels in any configuration (analog, T1/PRI, or SIP) for businesses efficiently and economically.  Customers save on their local, long distance, and international call charges, eliminate traditional line charges, and gain many of the advantages of cloud voice features and functionality, such as advanced call handling and out of area number portability.  Burstable voice lines accommodate seasonal traffic fluctuations, marketing campaigns or business continuity requirements.  Cloud Trunks also eliminate the cost of interoffice calling, and allow customers to combine their voice and data traffic onto a single broadband access facility for further cost savings without having to abandon their existing technology investment.  Fusion’s Cloud Trunking can be shared across customer locations and is enhanced by a proprietary administrative portal, which allows customers to alter call routing in real time, providing increased efficiency and control.

Cloud Connectivity
Fusion’s reliable and secure connections to the cloud ensure high levels of service quality and control.  Leveraging our own expanding on-net network, as well as our relationships with U.S.-based and international carriers, we offer business users a full complement of redundant, flexible and scalable network solutions, offering true diversity for built-in business continuity. Services range from dedicated circuits to high speed broadband and are available at all bandwidth levels.   Fusion offers reliable, secure and cost-effective Internet access to all users, as well as Ethernet and Multi-Protocol Label Switching (“MPLS”). Fusion’s Quality of Service routers seek to provide the highest quality voice traffic while reducing customer access costs.  We believe that in addition to providing secure migration and connection to the cloud, providing a full complement of network services allows us to address a broader set of customer needs, delivering increased value and securing customer loyalty in the process.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Managed Applications in the Cloud
Fusion is introducing a number of advanced SaaS solutions to meet the needs of large enterprises, especially those facing the rigorous demands of regulatory requirements and/or the need to store, secure and move large amounts of customer or patient data.  Recently commercialized, we believe that these applications represent significant future revenue potential as we introduce them to our existing enterprise customers and prospects.

Cloud Security
Securing customer networks and data in motion as well as at rest, Fusion’s NSA-certified Stealth cybersecurity solution was developed for the Department of Defense by its partner Unisys and enables secure migration to the cloud.  The Stealth security solution renders end points invisible on a network, removing them as a target.  Stealth facilitates HIPAA compliance rules for data encryption, protecting sensitive data as it moves across and between locations.  The solution is identity-based, creating communities of interest based on user credentials, not location or physical topology.  Deployment requires no changes to the user environment or existing applications and can operate over existing customer equipment, providing the same level of data segmentation and security on wireless as well as wired networks, driving cost-saving network efficiencies at the same time.

Cloud-based Storage
Fusion offers a solution that addresses the explosive growth of data across all industries with a cost-effective and secure storage solution hosted in the cloud.  This scalable solution is hosted off-premise with built-in redundancy, reducing data center footprints and resource requirements and facilitating additional software-as-a-service solutions that can be accommodated on the same cloud platform.  Fusion delivers a storage and data back-up assessment service as part of its complete storage offering, measuring growth and duplication benchmarked against best practices.  The solution consolidates requirements across the enterprise, increasing efficiency and achieving economies of scale designed to reduce costs.

Service Plans
Fusion’s business communications services generally offer several different service packages designed to meet the specific needs of customers of all sizes with varying requirements.   Base level plans offer a basic service package for a low monthly recurring charge (“MRC”). Additional charges, such as local, long distance, or international calling, are charged at per minute rates.  Other packages with a higher MRC may include a specific number of minutes of local or long distance calling or even unlimited local or long distance calling. Optional value-added features for basic services are available for an incremental MRC appropriate for the service.  Cloud connectivity services such as Internet access services and/or private line services are charged on the basis of a fixed MRC for the service provided, and are generally based on the bandwidth utilized and the endpoints of the circuit.  Cloud computing services are based on a utility pricing model, and charges for managed cloud solutions are generally composed of an upfront charge and an MRC.  Fusion’s business customer contracts range from one to three years.

Carrier Services

Fusion’s Carrier Services business segment provides voice traffic termination utilizing primarily VoIP technology.  Such traffic typically consists of minutes of domestic and international long distance usage that must be terminated to telephone numbers in the intended destination countries.  The majority of this traffic is international traffic, and carrier voice traffic terminates to virtually all countries worldwide.  Substantially all of our carrier cost of sales is variable, meaning that variations in revenue, either increases or decreases, are met with a corresponding increase or decrease in the underlying cost of traffic termination.

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

We also utilize the termination capacity obtained through our interconnection agreements and other methods of termination to carry the international traffic generated by our Business Services business segment.  As we continue to execute our strategy for the growth of our Business Services segment, we expect to use an increasing percentage of our termination capacity for this higher margin traffic.  Where needed to meet a specific business customer’s requirements, we also procure Internet access and private line circuits from our network of domestic and international carriers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

All carrier voice services are priced on a per minute basis, based upon the destination called, the time of day, and the customer’s overall traffic volume.  We have reciprocal service agreements with many of our customers, and the pricing in those agreements may also reflect the pricing provided to us for terminating our traffic.  Prices for Internet access or private line service provided to carriers, as well as pricing for co-location services, are based on a fixed monthly recurring charge for the services provided.

We have contracts with all of our carrier customers. Our contracts with carriers typically have a one-year renewable term, with no minimum traffic volume per month, and allow the customer to terminate without penalty.

Network
Fusion operates a robust and reliable carrier-grade network and infrastructure that delivers high quality, diverse and secure connections to our cloud services.  Our Managed Network Services, Dedicated Internet Access, Ethernet, MPLS and IP Voice solutions can be provided either on-net or off-net, leveraging our own extensive network, and those of our carrier partners, for truly diverse and redundant connections.

Our two network operations centers are manned 24 hours per day, 7 days per week and employ state-of-the-art monitoring and alert systems that are designed to ensure quality of service and a proactive response to any potential customer service issues that might affect our carrier or business customers.

Our carrier-class network employs digitized, packet-switched service platforms capable of interfacing with all Internet protocols, as well as with TDM or circuit-switched systems, and provides the flexibility necessary to seamlessly transport our customers’ voice and data traffic throughout the United States and the world.  Internet access is delivered through dedicated and redundant high-speed interconnections to all major Internet backbones.

The network is characterized by its low cost of deployment and low recurring costs.  It has been constructed as justified by customer demand with on-net and off-net connections to provide ubiquitous access, delivering maximum cost efficiency without sacrificing quality.  Points of presence include New York City, Newark, Philadelphia, Boston, Atlanta, Miami, Chicago, Dallas, Los Angeles, Washington D.C., San Jose, and Little Ferry, N.J.This robust network allows us to provide diverse and redundant network connections with seamless automatic failover.

Key network elements include a Dialogic (Veraz) ControlSwitch, an NBS-developed proprietary cloud communications platform, a BroadSoft cloud communications services platform; Cisco media gateways, routers and switches, and GenBand (formerly Nextone) and Acme Packet communications services platforms.  These redundant network elements are interconnected via a dedicated fiber-based gigabit Ethernet backbone.  Most network elements are based on software applications that execute entirely on off-the-shelf servers and are built for easy and rapid scalability, as well as security and reliability.  The Company has also recently deployed a Global Convergence Solutions routing and rating management solution that is expected to improve routing, rating and invoicing capabilities, facilitate cost savings through overhead reduction and drive efficiencies in route management.

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

Our products and services are delivered over an advanced communications network and cloud services platforms that leverage the latest technology and allow for the rapid introduction of new features, applications, services and solutions.  We have also acquired additional service platforms through our acquisition of the Broadvox cloud services business which will be consolidated as part of our integration efforts.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Proprietary Cloud Services Platform.
Our proprietary cloud services platform was designed and developed by our own team of experienced programmers over many years using advanced, yet proven technology.  Our high availability platform is scalable, flexible and secure, delivering an integrated portfolio of cloud-based communications services that enable businesses of every size to increase productivity and efficiency while controlling costs.  Information management, hardware, network and infrastructure are centralized off-premise, hosted and managed by us, allowing customers to rapidly adjust to fluctuating and unpredictable service demands, drive efficiencies in staff and space, and eliminate the need for costly technology upgrades.  The platform architecture has been designed to seamlessly integrate additional cloud-based applications from its initial design, either provided by Fusion or through third parties for maximum flexibility.  Enhanced functionality and features are continuously being developed, allowing for the integration of new options and advanced technologies as they become tested and proven.  Not subject to third party end user licensing fees or technology release constraints, Fusion’s proprietary platform allows faster, easier, more cost-effective introduction of new, business-critical applications, delivering a unique feature set engineered to quickly respond to customer demands and market requirements.  We differentiate ourselves from our competitors by combining our robust carrier-grade network services to enable secure connections to the cloud, delivering true diversity and a fully integrated solution for maximum efficiency and cost savings.

The platform has been built using advanced technologies and best of breed equipment designed for a geographically diverse and redundant implementation.  Platform solutions are location and device neutral, serving multi as well as single locations nationwide, connecting users to customers and colleagues on desktops, laptops, handsets, tablets and mobile phones, wherever they may be.  The platform today lives in two completely different premier carrier data centers.  Each data center has a fully functional, redundant system whose databases are constantly in sync.  With separate underlying connectivity, should a data center be hit with a catastrophic event, customers would continue to operate with no interruption of service.  The result is to ensure a proven, reliable and consistent uptime which is crucial for delivering mission critical solutions.  The platform has been designed for scalability as well as resiliency, and can be easily expanded to accommodate any required number of connections and customers.

Developed with experienced in-house programmers, the platform requires no ongoing licensing fees for individual seats or SIP sessions, giving it a competitive advantage against most other platforms.  Written in current programming languages and utilizing proven technologies, the system enjoys efficiencies and capabilities not found in older legacy type platforms.

Sales and Marketing
We market and sell our business services to small, medium and large customers primarily through agents and partners who distribute our services.  Sales agents and partners are typically paid commissions based on their sales and, thereafter, the continued use of our products by the customers sold by those sales agents and partners.  The partner sales organization generally targets smaller to medium size businesses.  We currently engage in a direct sales effort that targets the larger enterprise, and are building a direct salesforce to concentrate on middle market and large businesses, focusing on key vertical and geographical markets, increasingly targeting larger enterprise customers.  We believe that our cloud platform, infrastructure, systems and connectivity provide a strong competitive advantage in serving the larger enterprise customer, creating real value with specialized solutions that meet their more complex and rigorous requirements.  Referrals, strategic relationships and the strength of our corporate relationships are also a key part of our overall sales and marketing plan.  We believe that the substantial experience and relationships of our executives and directors will assist us in organically growing our business through the addition of new customers.  Our carrier services are sold entirely through a direct sales force.

Currently marketing our combined business services under the NBS brand, we are planning to combine all services and solutions under the Fusion brand, re-vitalizing our image and market presence with a new logo and integrated website in the second quarter of 2014.

Strategy
Fusion has experienced significant momentum in achieving its business goals and objectives this past year.  Our recent acquisitions and improved financial performance are important milestones in our strategic roadmap as we work to become the industry’s leading and most successful cloud services provider.  Our plans for growth are supported by an experienced and tested management team and staff, our advanced cloud services platforms, and leading edge systems and infrastructure.  We believe we are well-positioned to continue to execute on our strategy to organically grow our revenue from the Business Services segment, develop vertically oriented solutions and acquire additional cloud services companies.

Fusion intends to continue to organically grow through direct as well as indirect channel sales efforts; by securing large strategic distribution partners to extend our geographic and vertical market reach; through the upsale and cross-sale of services into our combined base; and by leveraging management, Board and shareholder relationships to help penetrate larger enterprises.  The acquisition of the Broadvox cloud services business expanded our sales and marketing resources and will help advance our customer acquisition strategies, driving growth from existing distribution partners through the intensified cross-sale of NBS and Broadvox cloud services into the combined customer base.  We also expect to generate substantial growth in the Business Services segment with the introduction and upsale of additional cloud-based services, expanding the number and types of services available and sold to current customers.  We believe this upsale effort will further facilitate deeper sales into the existing distribution base, with increased on-site contacts and webinars, and in-depth training on new and enhanced products and services.  As we increase our focus on the larger enterprise, we will be expanding our direct sales force and continuing to work with our strategic partners to develop cloud applications to serve their requirements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

We also intend to increasingly focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our advanced, proprietary services platform.  Our vertically oriented solutions, with a current focus on healthcare, legal services, hospitality and real estate, offer a substantial opportunity to gain market share and to sell a broad range of our products by focusing on large vertical markets where our experience and relationships are expected to provide a competitive advantage.  We intend to accelerate the growth of our Business Services segment with the goal of increasing that portion of our total revenues that is derived from this higher margin and more stable segment.  For the year ended December 31, 2013, the Business Services segment accounted for 49.4% of our consolidated revenues, as compared to 15.4% for the year ended December 31, 2012.

Fusion intends to build on its success in identifying, securing and integrating NBS and the Broadvox cloud services business (the "Broadvox Assets") to acquire additional cloud services companies.  We believe that the experience gained in integrating people, products, systems and platforms and customers positions us well to advance our growth.  We will continue to look to acquire companies that can expand our customer base and distribution capability, add additional cloud-based products and services and help us increase our scale of operations.

In addition to lower underlying costs of termination, we believe that our Carrier Services business supports the growth of the Business Services segment by providing enhanced service offerings for its business customers and by strengthening its relationships with major service providers throughout the world.

We intend to manage our Carrier Services business segment through leveraging technology and systems improvements, enhancing product stability through stronger bi-lateral vendor relationships, and increasing sales to non-traditional carriers such as cable television providers, Internet search engine companies, and large IP telephone companies.  We believe the revenue streams from such entities will be more predictable and will offer better margins than the revenues from traditional domestic and international carriers.

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

Competition
The cloud services industry, including the provisioning of cloud communications services, cloud connectivity, cloud storage and cloud computing, as well as carrier voice and data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services.  We expect that new, smaller but very agile carrier competitors, specializing in providing service to regional and emerging markets at low margin and hence low cost, may have an impact on the carrier market.  Similarly, the business services market includes competitors who may be significantly larger and have substantially greater market presence, financial, technical, operational and marketing resources than we do, including Tier 1 carriers, cable companies and premise-based solutions providers.  In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets.  Specialized cloud services providers, who focus on one or more cloud service or application, could adopt aggressive pricing and promotion practices that could impact our ability to compete.  We also believe that competition will continue to increase, placing downward pressure on prices.  Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors.  In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us.  If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

We cannot provide assurance that the U.S. and foreign regulatory agencies exercising jurisdiction over us will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing and/or terms or conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs. We have in the past been delinquent in certain filing and reporting obligations including, but not limited to, filings with the FCC and the filing of Universal Service Fund (“USF”) reports and payments.  However, we have worked with these various federal and state regulatory agencies and have completed all outstanding filings and have made the appropriate payments.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Employees
As of December 31, 2013, we had 193 full time employees.  None of our employees are represented by a labor union or collective bargaining agreement.  We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

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

Customer Concentrations and Revenues and Assets by Geographic Area
For the year ended December 31, 2013, one customer accounted for more than 10% of the Company’s consolidated revenues.  The amount owed to the Company by this customer was approximately $543,000, or 9% of the Company’s consolidated accounts receivable.

For the year ended December 31, 2012, two customers accounted for more than 10% of the Company’s consolidated revenues, and these two customers combined accounted for 36.6% of the Company’s consolidated revenues.  At December 31, 2012 the aggregate amount owed to the Company by these customers, both of which are in the Company’s Carrier Services business segment, was approximately $150,000, or 5% of the Company’s consolidated accounts receivable.

During the years ended December 31, 2013 and 2012, 87.7% and 85.2%, respectively, of the Company’s revenue was derived from customers in the United States and 12.3 % and 14.8%, respectively, was derived from international customers. As of December 31, 2013 and 2012 the Company did not have any long-lived assets that were located outside of the United States.

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

At December 31, 2013, we had working capital of $1.8 million and stockholders’ equity of approximately $7.0 million.  At December 31, 2012, we had a net working capital deficit of $8.3 million and a stockholders’ deficit of $6.1 million.  Although we have reduced our operating losses, we continued to sustain losses from operations and for the years ended December 31, 2013 and 2012, we incurred net losses applicable to common stockholders of $5.1 million and $5.2 million, respectively.  In addition, we did not generate positive cash flow from operations for the years ended December 31, 2013 and 2012.  We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital.  In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in dilution of our common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity.

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

Our acquisitions of the Broadvox Assets and NBS do not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as our recent acquisition of the Broadvox Assets on December 31, 2013 and of NBS in the fourth quarter of 2012, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will result in improved financial performance.  However, realization of these envisioned results are subject to numerous risks and uncertainties, including but not limited to:

●	Diversion of management time and attention from daily operations;

●	Difficulties integrating the acquired business, technologies and personnel into our business;

●	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and

●	Exposure to unforeseen liabilities of the acquired business

Even though our acquisitions of the Broadvox Assets and NBS have been consummated, there is no assurance that the acquisitions will be or will continue to be accretive to our earnings or otherwise improve our results of operations.

Failure to comply with the financial and other covenants contained in our senior debt agreements is an event of default under these agreements.

Our acquisition of NBS was financed primarily through the issuance of senior notes in the aggregate principal amount of $16.5 million, and our acquisition of the Broadvox Assets resulted in the issuance of additional senior notes in the aggregate principal amount of $25.5 million.  The terms of the senior notes contain a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the senior notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the senior notes are outstanding, we are required to maintain a minimum cash bank balance of $1 million, in excess of any amounts outstanding under a permitted working capital line of credit as well as any cash held by our Business Services business segment.  We are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the senior notes. We do not have the financial resources to repay the senior notes if they are accelerated.

From time to time since May 15, 2013, the Company was not in compliance with the $1.0 million minimum cash balance requirement under the purchase agreement for the senior notes.  On August 14, 2013 and November 12, 2013, the Company and the Lenders entered into amendment agreements whereby the lenders agreed to waive compliance with the $1.0 million minimum cash balance requirement and reduced the minimum cash balance requirement from $1.0 million to $0.5 million for certain periods.  Under the amendment agreements and the amended and restated purchase agreement, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by our Business Services segment, at all times subsequent to December 31, 2013.  Although we have been in compliance with this covenant requirement since December 31, 2013, in the event we are unable to comply with this requirement or any of the other restrictive or financial covenants in the future, there can be no assurance that we will be able to continue to get the appropriate waivers and amendments from our senior lenders.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

If we are unable to successfully manage the integration of our acquisitions, we may not benefit from our acquisition strategy.

As part of our growth strategy, we seek to supplement internal growth with targeted acquisitions, including the recent acquisition of the Broadvox Assets.  We may not be successful in integrating newly acquired companies into our day-to-day operations for a variety of possible reasons, including (a) our inability to retain the skilled managerial, technical, and sales personnel of acquired companies; (b) our inability to retain the customers of acquired companies; (c) our lack of success in integrating the services offered by acquired companies with our services to achieve a single package of service offerings; (d) our inability to establish and maintain uniform standards, controls, policies and procedures throughout our acquired companies; or (e) our inability to devote the management time required to successfully integrate acquired businesses.

Our Carrier Services revenue performance is subject to both internal and external influences, which have negatively impacted our revenues and may continue to do so in the future.

During 2013 and 2012, the Company's Carrier Services revenue was negatively impacted not only by seasonal and economic market fluctuations, but also by a general decline in the overall market for international communications as a result of current economic conditions.  We were also adversely affected by limits on our ability to provide extended payment terms to larger customers.  We anticipate that these revenue growth constraints will be eased as the general economic conditions and the Company’s financial condition improve, but there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

Our business is capital intensive, and we do not currently generate sufficient revenues to offset our operating expenses.  If we are unable to obtain additional funding if and when required, we may have to significantly curtail or possibly terminate our operations.

We may require future capital in order to continue to fund our operating expenses and to otherwise execute our business plan and growth strategy.  If we are unable to obtain additional financing or generate sales revenue sufficient to sustain our operations, we could be forced to significantly curtail or suspend our operations, including laying-off employees, selling assets and other measures. Additional capital may not be available to us when needed on terms that are acceptable to us, or at all.

We have historically funded our working capital requirements through the sale of our equity securities.  The sale of equity securities to fund operations is dilutive to the equity ownership of our existing stockholders.  In the event we are unable to substantially increase our revenues to fund our operating expenses, we may be required to continue to fund operations through additional sales of our equity securities.  Historically, limited cash resources have restricted our Carrier Services business segment’s ability to purchase termination capacity on shorter payment terms than the terms under which it is able to sell to our customers.  Should this trend continue, it could limit our ability to grow our revenues and/or margins, or limit our ability to achieve our revenue and/or margin targets.

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

Our ability to grow our business is dependent upon market developments and traffic patterns, which may lead us to make expenditures that do not result in increased revenues.

Our purchase of network equipment and software will be based in part upon our expectations concerning future revenue growth and market developments.  As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software.  To a lesser extent our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our switching systems, gateways, routers and other related systems.  If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Changes in technology and service offerings could affect the ability of our Business Services segment to compete in the marketplace for cloud communications services.

Our Business Services segment is subject to rapid and significant changes in technology, particularly in the emerging areas of cloud voice, cloud connectivity, cloud storage and cloud computing.  Our industry has evolved significantly in these areas over the past few years, and will continue to evolve.  Emerging technologies could lead to the development of newer, more convenient, more cost-effective or otherwise more attractive services.  In addition, the preferences and requirements of business customers are changing rapidly.  Our ability to retain current customers and attract new customers may be highly dependent on whether we choose the technologies that will ultimately have the greatest customer acceptance, are able to adopt these new technologies and offer competitive new services when appropriate, or can compete successfully against other service providers that use these new technologies, many of whom are larger or possess greater financial or technical resources.  The development, introduction and marketing of such new services in response to new technologies or new customer demands may require us to increase our capital expenditures significantly.  In addition, new technologies may be protected by patents or other intellectual property laws and therefore may only be available to our competitors and not to us.

We may be unable to adapt to rapid technology trends and evolving industry standards, which could lead to our products becoming obsolete.

The cloud services industry is subject to rapid and significant changes due to technology innovation, evolving industry standards and frequent new service and product introductions.  New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence.  We will need to use technologies effectively, continue to develop our technical expertise and enhance our existing products and services in a timely manner to compete successfully in this industry.  We may not be successful in using new technologies effectively, developing new products or enhancing existing products and services in a timely manner, and we cannot assure you that any new technologies or enhancements used by us or offered to our customers will achieve market acceptance.

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

On March 8, 2007, a jury in the U.S. District Court for the Eastern District of Virginia ruled that Vonage Holdings had infringed on six patents held by Verizon Communications, and ordered Vonage to pay Verizon $58 million plus a future royalty payment equal to 5.5% of Vonage’s customer sales.  The patents related in part to technologies used to connect Internet telephone users to the traditional telephone network.  Vonage appealed the decision, but terminated its appeals options in November 2007, when it agreed to pay Verizon approximately $120 million in settlement.  The future impact, if any, of this litigation, or of similar litigation that might be initiated by other companies against VoIP service providers, including us, is unclear.  If we were restricted from using certain VoIP technologies, it could increase our cost of service or preclude us from offering certain current or future services.

We rely upon certain proprietary rights in our technology, systems and business processes.  If our protection of these rights were to be compromised, it could negatively affect our ability to compete or to achieve our projected business and financial results.

Our ability to compete depends in part upon our proprietary rights in our technology, systems and business processes.  In general, our technology is based on the integration and use of publicly available hardware components, and is therefore afforded little protection under existing patent law.  Some of our software and systems, while developed by us, are generally not unique in such a manner as to allow protection under existing patent law.  As a result, we generally rely on a combination of contractual restrictions and the general protection afforded by copyright, trademark and trade secret laws to establish and protect our proprietary rights.  Such limited protection could prove insufficient to protect our proprietary rights and thereby subject us to increased competition or impact the business or financial results of our operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

It is the Company’s policy to require employees, consultants and, when warranted, certain customers and vendors to execute confidentiality agreements upon the commencement of their relationships with us.  These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except under certain specific circumstances.  If such policies were to prove ineffective in protecting our confidential information, our business or financial performance could be negatively impacted.

The U.S. Patent and Trademark Office has granted Fusion federal registration for two trademarks, and Federal registration of those trademarks will be effective for as long as we continue to use them and renew their registrations.  We are also planning to register additional trademarks and other intellectual property rights, although there can be no assurance that our effort to register these trademarks will be successful.  Fusion generally does not register any of its copyrights with the U.S. Copyright Office, but relies on the protection afforded to such copyrights by the U.S. Copyright Act, which provides protection to authors of original works whether published or unpublished and whether registered or unregistered.

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

Our ability to grow through efficient and cost effective deployment of our cloud services is in part dependent upon our ability to identify and contract with local, regional and national entities that will assist in the distribution of our services.  If we are unable to identify, contract or maintain such distribution relationships, or if the efforts of these agents are not successful, we may not grow the customer base or achieve the revenues currently envisioned and our results of operations will be adversely impacted.

We are dependent upon our ability to obtain the necessary regulatory approvals and licenses to enter new domestic and international markets in which such approvals are required.  Such approvals may or may not occur as planned and may or may not be delayed.

Our entry into new domestic and international markets may in certain cases rely upon our ability to obtain licenses or other approvals to operate in those markets, our ability to establish good working relationships with the relevant telecommunications regulatory authorities in those jurisdictions or our ability to interconnect to the local telephone networks in those markets.  If we are not able to obtain the necessary licenses, approvals or interconnections, our ability to enter into new markets may be delayed or prevented.

The cloud services industry is highly competitive and we may be unable to compete effectively.

The cloud services industry, including the provisioning of cloud voice services, cloud connectivity, cloud storage and cloud computing, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services.  We also expect that new carrier competitors, as well as “gray market” operators (international carriers who arrange call termination in a manner that bypasses the authorized local telephone company, resulting in high margins for them and substantially lower revenues for the legitimate providers), may have an impact on the market.  In addition, many of our current carrier and cloud services competitors are significantly larger and have substantially greater market presence; greater financial, technical, operational and marketing resources; and more experience.  In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets.  We also believe that competition will continue to increase, placing downward pressure on prices.  Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors.  In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us.  If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Industry consolidation could make it more difficult for us to compete.

Companies offering cloud voice, cloud connectivity and other cloud services are, in some circumstances, consolidating.  We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, technical, sales and marketing resources, or with larger client bases, more extended networks or more established relationships with vendors and distributors.  If we were to experience such heightened competitive pressures, there is a risk that our revenues may not grow as expected and the value of our common stock could decline.

Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

A majority of the voice calls made by our clients are connected through other communication carriers, which provide us with transmission capacity through a variety of arrangements.  Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations.  If we do not secure or maintain operating and termination arrangements our ability to increase services to our existing markets, and gain entry into new markets, will be limited.  Therefore, our ability to maintain and expand our business is dependent, in part, upon our ability to maintain satisfactory relationships with other domestic carriers, Internet service providers, international carriers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis.  In addition, if a carrier with whom we interconnect does not carry the traffic routed to it, or does not provide the required capacity, we may be forced to route our traffic to, or buy capacity from, a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality.  In the event network service quality is degraded, it may result in a loss of customers.  To the extent that any of these carriers with whom we interconnect raise their rates, change their pricing structure or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent on third party equipment suppliers for equipment, software and hardware components, including Cisco, Genband, BroadSoft, Dialogic (Veraz), Acme Packet and Global Convergence Solutions.  If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or if we are unable to develop alternative sources of supply if and as required, it could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected.

Our Carrier Services business relies on the cooperation of other international carriers and/or postal telephone and telegraph companies (“PTTs”), who may not always cooperate with us in our attempts to serve a specific country or market.

In some cases, the growth of our Carrier Services business requires the cooperation of other international carriers and/or the incumbent PTT in order to provide services to or from specific countries or markets.  In the event the PTT, or another in-country international carrier, does not cooperate with us or support us in our efforts to serve that country, our ability to provide service to or from that country may be delayed, or the costs to provide service might increase due to our being forced to use another more expensive carrier.  If we are unable to develop and maintain successful relationships with other international carriers and PTTs, our ability to cost-effectively service an important market could be adversely affected.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

Additional taxation and government regulation of the cloud communications industry may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

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

We have entered into employment agreements with Matthew Rosen, our Chief Executive Officer, and with Jonathan Kaufman, the President of our Business Services segment.  We do not have written employment agreements with any of our other executive officers.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Risks Related to our Common Stock

Although our shares are widely dispersed, two voting blocs may influence the outcome of matters submitted to a vote of our stockholders; and the interests of these voting blocs may differ from other stockholders.

Diker GP, LLC (“Diker”) currently beneficially owns 79.2 million shares, or 14.4%, of our outstanding voting stock, and is the second largest single voting bloc in the Company.  Additionally, our directors and executive officers as a group are currently the beneficial owners of 139.5 million shares, or approximately 24.2% of our voting stock. As a result, while neither Diker nor our directors and officers as a group have sufficient voting power to control the outcome of matters submitted to a vote of our stockholders, the extent of their ownership enables both groups to influence the outcome of these matters, including the election of directors and extraordinary corporate transactions, including business combinations.  The interests of the holders of these voting blocs may differ from those of other stockholders.

In the event we effectuate a reverse split of our outstanding common stock, the market price for our shares may not maintain their post-split market price.

On March 28, 2014, our stockholders empowered our Board of Directors to, subject to certain parameters, effectuate a reverse split of the Company’s outstanding common stock.  If undertaken, we cannot be certain that a reverse split will have a long-term positive effect on the market price of our common stock, or increase our ability to consummate acquisitions or financing arrangements in the future.  The market price of our common stock is based on factors that may be unrelated to the number of shares outstanding.  These factors include our performance, general economic and market conditions and other factors, many of which are beyond our control.  The market price for our post-split shares may not rise or remain constant in proportion to the reduction in the number of pre-split shares outstanding before the reverse split.  Accordingly, the total market capitalization of our common stock after the reverse split may be lower than the total market capitalization before the reverse split.   In addition, the post-split market price of our common stock may not equal or exceed the market price prior to the reverse split.

We are unlikely to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock.  We intend to retain any future earnings to finance our operations and expand our business and therefore do not expect to pay any cash dividends in the foreseeable future.  Holders of our outstanding preferred stock are entitled to receive dividends prior to the payment of any dividends on our common stock. The payment of dividends is also subject to provisions of Delaware law prohibiting the payment of dividends except out of surplus and certain other limitations, as well as the provisions contained in our senior lending agreement.

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

Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.  A securities class action lawsuit against us, regardless of its merit, could result in substantial costs and divert the attention of our management from other business concerns, which in turn could harm our business.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

Historically, we have funded our working capital requirements through the sale of our equity.  The use of our equity to fund operations is dilutive to the equity ownership of our securities by our existing stockholders.  Unless we are able to generate substantial revenues to fund our operating expenses, we may be required to continue to fund operations through the sale of our equity.  Moreover, the dilutive effect on our stockholders of the issuance of new equity shares is directly impacted by the market price for our shares at the time of issuance.  If we are required to issue shares at a time when the market price for our shares is depressed, we will issue more shares than if the market price was higher, and the dilutive effect on our stockholders will be greater.

The issuance of our common stock upon the exercise of options or warrants or the conversion of outstanding convertible securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of March 31, 2014, there were 304,046,486 common shares outstanding and approximately 239,349,017 shares reserved for issuance upon conversion of outstanding preferred stock, 216,666,760 shares reserved for the exercise of outstanding warrants and 65,615,150 shares reserved for the exercise of outstanding stock options.  The issuance of our common shares upon the exercise of stock options or warrants, or conversion of preferred stock, will increase the number of our publicly traded shares, which could depress the market price of our common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock are currently issued and outstanding, and 22,380 shares of our Series B-2 Preferred Stock are currently issued and outstanding.  Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders.  We may issue additional shares of preferred stock to raise money to finance our operations.  We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

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

ITEM 2.  PROPERTIES.

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of the Company’s primary leased offices and space as of December 31, 2013.

Location	Lease Expiration	Annual Rent	Purpose	Approx. Sq. Ft.
420 Lexington Avenue, Suite 1718, New York, New York 10170	October 2015	$487,000	Lease of principal executive offices	9,000
75 Broad Street, New York, New York 10007	November 2015	$485,000	Lease of network facilities	9,274
3565 Piedmont Road, N.E., Atlanta, GA 30305	August 2017	$600,000	Lease of network facilities and office space	29,695
155 Willowbrook Boulevard, Wayne, NJ 07470	October 2017	$156,000	Lease of network facilities and office space	10,715
1475 W. Cypress Creek Road, Suite 204, Fort Lauderdale, Florida 33309	August 2014	$150,000	Lease of network facilities and office space	9,716

We believe that the Company’s leased facilities are adequate to meet our current and future needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition. In addition, due to the regulatory nature of the telecommunications industry, the Company periodically receives and responds to various inquiries from state and federal regulatory agencies. Management does not expect the outcome of any such claims, legal actions or regulatory inquiries to have a material impact on the Company’s liquidity, financial condition or results of operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently listed on the OTCQB Marketplace under the symbol “FSNN.” The following tables list the high and low sales prices for the Company’s common stock for each fiscal quarter during the two preceding fiscal years.

Year Ended December 31, 2013	High	Low
First Quarter	$0.12	$0.06
Second Quarter	$0.109	$0.067
Third Quarter	$0.1458	$0.06
Fourth Quarter	$0.18	$0.09

Year Ended December 31, 2012
First Quarter	$0.21	$0.05
Second Quarter	$0.17	$0.06
Third Quarter	$0.16	$0.06
Fourth Quarter	$0.17	$0.05

The market price for the Company’s common stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders of Record

As of December 31, 2013, there were approximately 460 shareholders of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance our operations, and to expand our business.  Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Delaware law and the terms of our senior debt and other factors that our board of directors considers appropriate.

The holders of the Company’s Series A-1, A-2, and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as declared by the Company’s board of directors, on January 1 of each year, commencing on January 1, 2008.   The board of directors has not declared any dividends on the Series A-1, A-2, or A-4 Preferred Stock.  The holders of our Series B-2 Preferred stock are entitled to receive quarterly dividends at an annual rate of 6% beginning with the quarter ended March 31, 2014.  The dividends can be paid, at the option of the Company, either in cash or in common stock.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

OVERVIEW

Our Business

We are a cloud services provider delivering value-added cloud-based solutions to businesses and carriers in the United States and throughout the world.  Through our Business Services business segment, we offer business products and services that are device and location agnostic and include cloud-based voice, cloud connectivity and a complement of additional cloud solutions such as storage, security and disaster recovery.  Our advanced business services are flexible, scalable and rapidly deployed, lowering customers’ costs of ownership and increasing productivity.

Through our Carrier Services business segment, we offer domestic and international voice termination services to telecommunications carriers throughout the world, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean.  These services primarily utilize VoIP termination.  We currently interconnect with over 270 carrier customers and vendors, who include U.S.-based carriers sending voice traffic to international destinations and foreign carriers sending voice traffic to the U.S. and internationally.  Our carrier-grade network, advanced switching systems and interconnections with global carriers on six continents also reduce the cost of global voice traffic termination and expand service delivery capabilities for our Business Services segment.

We manage our business segments based on gross profit and gross margin, which represents net revenue less the cost of revenue, and on net profitability after excluding certain non-cash and non-recurring items.  The majority of our operations, engineering, information systems and support personnel are assigned to either the Business Services or Carrier Services business segment for segment reporting purposes.

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

Recent Acquisitions

On December 31, 2013, through our wholly owned subsidiary Fusion BVX LLC (“FBVX”), we completed the acquisition of substantially all of the cloud services assets used by BroadvoxGO!, LLC and its affiliate Cypress Communications, LLC (collectively, the “Broadvox Sellers”) in the operation of their cloud services business.  A definitive agreement to purchase these assets, including the assumption of substantially all of the related on-going liabilities incurred in the ordinary course of business (collectively, the “Broadvox Assets”) was entered into on August 30, 2013, and amended on November 15, 2013 and December 16, 2013 (the “BVX Purchase Agreement”).  For the year ended December 31, 2013, the business constituted by the Broadvox Assets generated unaudited revenues of approximately $32.7 million.

The purchase price of the Broadvox Assets of $32.1 million was paid in cash at closing (less the $1 million deposit previously delivered to the Sellers).  In accordance with the terms of the BVX Purchase Agreement, (a) the purchase price remains subject to adjustment based on certain working capital measurements described in the BVX Purchase Agreement that we expect will be finalized in the second quarter of 2014, and (b) $3.21 million of the Purchase Price is being held in escrow for a period of up to one year as collateral to secure the accuracy of the Broadvox Sellers’ representations, warranties and covenants contained in the BVX Purchase Agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

The Broadvox Assets will be integrated into our existing Business Services business segment.  As provided in the BVX Purchase Agreement, we and the Broadvox Sellers entered into a Transitional Services Agreement governing the provision and receipt of certain services between the Company and the Broadvox Sellers for a transition period and covering a range of topics, including our ongoing purchase of VOIP and wholesale services from the Broadvox Sellers; our utilization of the Broadvox Sellers' network infrastructure; temporary use of financial and administrative systems owned by the Broadvox Sellers; the marketing of services offered by the Company by sales representatives of the Broadvox Sellers; and our use of certain of Broadvox Sellers’ office facilities and employees.

Our consolidated balance sheet as of December 31, 2013 includes the Broadvox Assets, and the results of operations generated by the Broadvox Assets will be reflected in the Company’s consolidated statement of operations effective January 1, 2014.

On October 29, 2012, through our wholly owned subsidiary, Fusion NBS Acquisition Corp (“FNAC”), we completed the acquisition of Network Billing Systems, LLC and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”).  NBS is a Unified Communications and cloud services provider offering a wide range of hosted voice and data products, as well as Internet, data networking and cloud services solutions to small, medium and large businesses in the United States.  For the year ended December 31, 2013, the NBS customer base contributed approximately $28 million of revenue to our Business Services business segment.

The aggregate purchase price for the outstanding membership interests of NBS and the assets of ISG, net of assumed liabilities, was $19.6 million, consisting of $17.75 million in cash, $0.6 million to be evidenced by promissory notes payable to the sellers of the NBS membership interests (the “Seller Notes”) and 11,363,636 shares of our restricted common stock valued at $1.25 million.  The purchase price has been adjusted for certain working capital measurements described in the purchase agreements.  As of March 31, 2014, the Seller Notes have been paid in full.

Effective as of the date of the acquisition, NBS became our wholly-owned subsidiary, and during 2013 we completed the integration of our pre-acquisition Business Services business segment into NBS’ existing business. In connection with our acquisition of NBS, we entered into an Employment and Restrictive Covenant Agreement with Jonathan Kaufman, the founder and principal operating officer of NBS, and Mr. Kaufman became the President of our combined Business Services business segment.

The purchase price of the Broadvox Assets and the cash portion of the NBS Purchase Price were primarily financed through the issuance of senior notes by FNAC in the principal amounts of $25.5 million and $16.5 million, respectively (see “Liquidity and Capital Resources”).  The acquisition of the Broadvox Assets (the “Broadvox Transaction”) and the acquisition of NBS added approximately 10,000 customer locations to our Business Services segment.  These transactions are a significant component of our strategy to increase the percentage of our total revenues contributed by the Business Services business segment, which generally operates at higher profit margins than does our Carrier Services business segment.

Our Performance

Revenues for the year ended December 31, 2013 were $61.5 million, an increase of $17.2 million, or 38.9%, compared to the year ended December 31, 2012.  Our operating loss for 2013 was $3.5 million, compared to $4.8 million in 2012, mainly due to the effects of a full year of NBS reflected in our results of operations for the year ended December 31, 2013.  Our net loss was $5.1 million in 2013, compared to $5.2 million in 2012.

Our Outlook

We expect that the revenues and gross profit in our Business Services business segment will increase significantly in 2014 as a result of the Broadvox Transaction.  However, our ability to achieve positive cash flows from operations and net profitability is dependent upon our ability to grow our revenues and successfully integrate the operations associated with the Broadvox Assets into our existing business.  We believe that a successful integration would result in synergistic cost savings and operational efficiencies that would significantly narrow our operating losses.

Revenues from our Carrier Services business have declined over the last few years due in large part to decreases in market rates for the termination of international traffic.  We believe these declines in market rates resulted largely from increased competition, deregulation in many of the markets we serve and the use of lower cost, Internet-based technologies.  While the market demand for international voice termination has seen a corresponding increase over the last few years, we have been unable to increase our revenues accordingly due to capacity limitations on our network switching platform and liquidity constraints.  We are in the process of implementing new systems and equipment which will bring our network capacity to the levels necessary to compete in the current market and allow us to increase our traffic volumes, and we do not believe we will experience the same liquidity constraints that we have in the past.  As a result, while we may experience additional declines in revenue during the early part of 2014, we expect to reverse this trend as we move into the second half of the year and see the results of the implementation of our new systems.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAPP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured.  We record provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends.  The provisions for revenue adjustments are recorded as a reduction of revenue when incurred.

Our revenue is primarily derived from usage fees charged to other telecommunications carriers that terminate voice traffic over the Company’s network, and from the monthly recurring and usage fees charged to customers that purchase our business products and services.

Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration.  It is recognized upon completion of the call, and is adjusted to reflect the allowance for billing adjustments.  Revenue for each customer is calculated from information received through our network switches.  Our customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates.  This software provides us with the ability to complete a timely and accurate analysis of revenue earned in a period.  We believe that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

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

Cost of Revenues

Cost of revenues for our Carrier Services business segment is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for our carrier customers.  Thus the majority of our cost of revenues for this business segment is variable, based upon the number of minutes actually used by our customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switch.  During each period, the call activity is analyzed and an accrual is recorded for the revenues associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between our network infrastructure, including our New York switching facility, and certain large carrier customers and vendors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

For our Business Services business segment, fixed expenses include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services and the cost of broadband Internet access used to provide service to business customers.

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges for the years ended December 31, 2013 and 2012.

Impairment testing for goodwill is performed annually in our fourth fiscal quarter.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine if the fair value of the reporting unit is less than its carrying value.  We performed a qualitative impairment evaluation on the goodwill acquired on October 29, 2012 (see note 3) and determined that no impairment existed.

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

Property and Equipment

In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years. During the years ended December 31, 2013 and 2012, we capitalized costs pertaining to the development of internally used software in the approximate amount of $794,000 and $151,000, respectively.

Recently Issued Accounting Pronouncements

During the years ended 2013 and 2012, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued but not yet effective accounting pronouncements that, if currently adopted, would have a material effect on our consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

RESULTS OF OPERATIONS

Our consolidated results of operations for the year ended December 31, 2013 reflect a full year of operations of NBS, while our consolidated results of operations for the year ended December 31, 2012 include the results of NBS subsequent to the October 29, 2012 acquisition date.  Therefore, our results of operations for the year ended December 31, 2013, particularly with respect to our Business Services segment, are not comparable to the prior year.  The following table summarizes our results of operations for the years ended December 31, 2013 and 2012:

	2013		2012
Revenues	$61,496,620	100.0%	$44,287,509	100.0%
Cost of revenues, exclusive of depreciation and amortization	42,717,176	69.5%	37,662,371	85.0%
Gross profit	18,779,444	30.5%	6,625,138	15.0%
Operating expenses:
Depreciation and amortization	3,571,974	5.8%	998,789	2.3%
Selling general and administrative	18,756,325	30.5%	10,438,967	23.6%
Total operating expenses	22,328,299	36.3%	11,437,756	25.8%
Operating loss	(3,548,855)	-5.8%	(4,812,618)	-10.9%
Interest expense	(2,638,249)	-4.3%	(623,460)	-1.4%
Loss on extinguishment of debt	(1,105,283)	-1.8%	(335,315)	-0.8%
(Loss) gain on change in fair value of derivative liability	(598,292)	-1.0%	799,500	1.8%
Other (expenses) income	(22,997)	0.0%	(276,695)	-0.6%
Total other (expenses) income	(4,364,821)	-7.1%	(435,970)	-1.0%
Gain on extinguishment of accounts payable	2,883,660	4.7%	-	0.0%
Provision for income taxes	(51,887)	-0.1%	-	0.0%
Loss from Continuing Operations	(5,081,903)	-8.3%	(5,248,588)	-11.9%
Income from discontinued operations	-	0.0%	41,345	0.1%
Net loss	$(5,081,903)		$(5,207,243)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Revenues

Consolidated revenues were $61.5 million for the year ended December 31, 2013, as compared to $44.3 million for the year ended December 31, 2012, an increase of $17.2 million, or 38.9%.  Carrier services revenue of $31.1 million represents a decrease of $6.3 million, or 16.9%, from a year ago, mainly due to a 13% decrease in the number of minutes transmitted over our network and a 4% decrease in the blended rate per minute of traffic terminated.

Revenues for the Business Services segment increased by approximately $23.6 million to $30.4 million for the year ended December 31, 2013, as compared to $6.8 million for the year ended December 31, 2012.  Substantially all of the increase is due to the acquisition of NBS on October 29, 2012.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $42.7 million for the year ended December 31, 2013, as compared to $37.7 million for the year ended December 31, 2012.  The increase is largely due the cost of NBS revenues for the full year in 2013, partially offset by the decrease in traffic volume in the Carrier Services business segment.  Consolidated gross margin was 30.5% for the year ended December 31, 2013, compared to 15.0% in the year ended December 31, 2012.  The increase is mainly due to the higher mix of Business Services revenue in 2013 resulting from the NBS acquisition.  We expect this trend to continue in 2014 as revenues from the Business Services segment will comprise a larger proportion of our consolidated revenues as a result of the Broadvox Transaction.

Gross margin for the Carrier Services segment was 10.5% for the year ended December 31, 2013, compared to 9.1% for the year ended December 31, 2012.  The increase is mainly due to higher margins achieved through more efficient buying and selling, increased focus on more profitable bi-lateral customer/vendor relationships and to $180,000 of business interruption proceeds received in 2013 as a result of Hurricane Sandy which occurred in October of 2012. Gross Margin for the Business Services segment was 51.0% in 2013, compared to 46.8% in 2012.  The increase reflects the full year impact of the NBS acquisition, as NBS generates gross margins that are significantly higher than our pre-acquisition Business Services segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Depreciation and Amortization

Depreciation and amortization expense increased by $2.6 million to $3.6 million during the year ended December 31, 2013, as compared to 1.0 million for the year ended December 31, 2012.  The increase is primarily due to $2.2 million of amortization expense in 2013 related to intangible assets acquired in the NBS transaction, compared with $0.4 million of comparable expense in 2012.  In addition, depreciation expense on fixed assets acquired from NBS was $1.0 million in the year ended December 31, 2013, compared with $0.2 million of such expense in the prior year.  We expect depreciation and amortization expense to increase significantly in 2014 when we commence amortization of the intangible assets and property and equipment acquired in the Broadvox Transaction.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased by $8.3 million from $10.4 million in the year ended December 31, 2012 to $18.7 million in the year ended December 31, 2013.  SG&A associated with the Business Services segment, primarily consisting of personnel related expenses and commissions earned by third party agents who sell our products and services, was $10.3 million in the year ended December 31, 2013, as compared with $3.5 million for the year ended December 31, 2012.  The increase reflects the full year impact of the NBS acquisition.  In addition, consolidated SG&A includes a broker’s fee and other costs associated with the Broadvox Transaction in the amount of $0.8 million, non-recurring executive compensation payments in the amount of $0.5 million and additional compensation under the terms of an executive employment agreement in the amount of $0.3 million, none of which were present in the prior year.

Operating Loss

Our operating loss decreased by $1.3 million, from $4.8 million for the year ended December 31, 2012, to $3.5 million for the year ended December 31, 2013, as the $12.2 million increase in gross profit was largely offset by increases in SG&A and depreciation and amortization expense.

Interest Expense

Interest expense increased by $2.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  The increase is due to $1.8 million of interest in 2013 associated with the senior debt we incurred to finance the NBS transaction, as compared to $0.3 million in 2012, and an increase in amortization of the discount on the senior debt and deferred financing fees of $0.4 million.  These amounts will increase significantly in future years due to the issuance of $25.5 million of senior debt on December 31, 2013 to finance the Broadvox Transaction (see “Liquidity and Capital Resources”).

Loss on Extinguishment of Debt

During the years ended December 31, 2013 and 2012, we recognized losses on the extinguishment of debt of $1.1 million and $0.3 million, respectively.  These losses are related to the fair value of warrants we issued in connection with the conversion of our indebtedness into equity.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2013, we recognized a loss on the change in fair value of our derivative liability in the amount of $0.6 million, and for the year ended December 31, 2012 we recognized a gain on the change in fair value of the derivative liability in the amount of $0.8 million.  These gains and losses are related to the derivative associated with the warrants that we issued to our senior lenders in 2012, the terms of which require them to be treated as liabilities and not equity instruments (see Note 11 to the Consolidated Financial Statements).  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  The warrants are valued using a Black-Scholes pricing model, such that increases to our stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases to our stock price result in a lower valuation and gain being recorded in our income statement.  On December 31, 2013 we issued additional warrants to our senior lenders and to the purchasers of our preferred stock (see Notes 11 and 14 to the Consolidated Financial Statements).  Both of these instruments are also classified as derivative liabilities under the applicable accounting guidance.  As a result, we expect that we will be subject to more significant fluctuations in our income statement in 2014 and beyond based on changes in our stock price and the corresponding changes in fair value of our derivative liabilities.

Other Expenses

Other expenses, net of other income, for the year ended December 31, 2013 was $23,000, as compared to $0.3 million for year ended December 31, 2012, as we experienced lower losses on the sale of accounts receivable in 2013 due to reduced activity under our accounts receivable financing arrangement (see Note 4 to the Consolidated Financial Statements).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Gain on Extinguishment of Accounts Payable

During the year ended December 31, 2013, pursuant to the advice of counsel and based on applicable laws, we determined that we no longer had any liability pertaining to a trade payable in the amount $2.9 million.  As a result, we derecognized the payable from our consolidated balance sheet and recorded a corresponding gain on the extinguishment of the liability.

Discontinued Operations

Discontinued Operations pertains to our former consumer segment that we exited in 2009. For the year ended December 31, 2012, we recorded a gain of approximately $41,000 resulting from a change in estimate of remaining liabilities associated with the discontinued business segment, with no comparable amount for the year ended December 31, 2013.

Net Loss

Net loss for the year ended December 31, 2013 was $5.1 million, as compared to $5.2 million for the year ended December 31, 2012, as the decrease in operating loss and the gain on extinguishment of accounts payable were mostly offset by the higher interest expense, loss on extinguishment of debt and change in fair value of the derivative liability.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses. In addition, we have yet to generate positive cash flow from operations.  At December 31, 2013, we had working capital of $1.8 million and stockholders’ equity of approximately $7.0 million.  At December 31, 2012, we had a net working capital deficit of $8.3 million and a stockholders’ deficit of $6.1 million.  Our consolidated cash balance at December 31, 2013 was $6.2 million, as compared to $0.5 million at December 31, 2012.  While we believe that we have sufficient cash to fund our operations and meet our obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.

Prior to fiscal 2012, we had been relying upon loans from related and non-related parties, primarily Marvin Rosen, our Chairman of the Board of Directors, and the sale of our equity securities to fund our operations.  During fiscal 2012, we relied primarily on the sale of our accounts receivable, including unbilled receivables, under our agreement with Prestige Capital Corporation (“Prestige”), as well as the sale of our equity securities.  During fiscal 2013, we relied primarily on the sale of our equity securities and the cash generated from the operations of our Business Services business segment to fund our operations.

On December 31, 2013, we issued to a total of 82 accredited investors (the “Investors”), an aggregate of 18,480 shares of our newly designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”) and (b) warrants (the “Investor Warrants”) to purchase 59,136,000 shares of our common stock (the “Warrant Shares” and together with the Series B-2 Preferred Stock, the “Series B-2 Offering”).  The Series B-2 Offering included the issuance of 2,052 shares of Series B-2 Preferred Stock and Investor Warrants to purchase 6,566,400 Warrant Shares upon the conversion of $2.052 million in indebtedness of the Company, including the conversion of $2.0 million of notes payable to Marvin Rosen and $52,000 of other Company indebtedness payable to Matthew Rosen, our Chief Executive Officer, and another Director of the Company.  Gross cash proceeds received in 2013 from the Series B-2 Offering were $16.4 million, approximately $8.1 million of which was used to partially finance the Broadvox Transaction with the remainder, net of offering expenses, available for general corporate purposes.  On January 24, 2014 we held a second closing of the Series B-2 Offering and issued to a total of 39 accredited investors an aggregate of 4,358 shares of Series B-2 Preferred Stock and warrants to purchase 13,945,600 Warrant Shares, and we received net proceeds of approximately $4.0 million, which is being used for general corporate purposes.

Each share of Series B-2 Preferred Stock has a Stated Value of $1,000, and is convertible into shares of our common stock at a conversion price of $0.10 per share (the “Preferred Conversion Price”), subject to adjustment.  Subject to the other terms of the Series B-2 Preferred Stock, the Series B-2 Preferred Stock sold to the Investors is convertible into an aggregate of 228,380,000 shares of our common stock (the “Conversion Shares”).

The Investor Warrants may be exercised at any time following the Share Authorization Date (as defined below), for a number of Warrant Shares that is equal to 40% of the Stated Value divided by 125% of the Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications (the “Investor Warrant Exercise Price”).  Following the Share Authorization Date, each Investor Warrant will be exercisable at the Investor Warrant Exercise Price for a five-year term commencing on the date of issuance.

The Series B-2 Preferred Stock may not be converted, and the Investor Warrants may not be exercised, until the effective date of an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock sufficient to permit all of the outstanding Series B-2 Preferred Stock and Investor Warrants to be converted or exercised, as the case may be, into the Company’s common stock (the “Share Authorization Date”).  On January 30, 2014, we filed a proxy statement with the Securities and Exchange Commission (the “SEC”) seeking stockholder authorization to increase the number of authorized shares of common stock.  On March 28, 2014, at our 2013 Annual Meeting of Stockholders, our shareholders ratified an increase to the number of shares of common stock we are authorized to issue to 900,000,000 and we filed the amendment to our Certificate of Incorporation on that day, such that the Share Authorization Date has occurred.

Subject to certain exceptions, we also agreed that, within 45 days following the Share Authorization Date, we will file a registration statement with the SEC registering the resale of the Conversion Shares and the Warrant Shares, and to use our reasonable commercial efforts to cause the registration statement to become effective not more than 150 days thereafter.  The registration rights agreement with the Investors provides that in the event the Company fails to timely file the registration statement, fails to cause the registration statement to become effective within the time provided, or fails to provide Investors with an effective registration statement permitting re-sales by the Investors, then as liquidated damages and not as a penalty, the Company is required to pay each Investor an amount equal to 1% of the aggregate amount invested by such Investor for each 30-day period or pro rata portion thereof following the date by which such registration statement should have been filed or become effective; provided, that the maximum payment to each Investor shall not exceed 6% of the aggregate amount invested by such Investor.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Commencing January 1, 2016, we have the right to force the conversion of the Series B-2 Preferred Stock into common stock at the Preferred Conversion Price; provided that the volume weighted average price for our common stock is at least $0.25 for ten consecutive trading days.  In addition, shares of Series B-2 Preferred Stock bear a cumulative 6% annual dividend payable quarterly in arrears commencing March 31, 2014, in cash or shares of common stock, at the option of the Company.

Also during the year ended December 31, 2013, we entered into subscription agreements with 60 accredited investors, under which we issued an aggregate of 50,257,163 shares of common stock and five-year warrants to purchase 25,128,583 shares of the our common stock for aggregate consideration of $4.1 million.   The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the 10 trading days prior to the date of closing.

Contemporaneously with the completion of the acquisition of NBS on October 29, 2012, we entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA the we sold the Lenders (a) five-year senior notes in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually (the “Series A Notes”), and (b) five-year senior notes in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually (the “Series B Notes”). The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the majority of the cash portion of the purchase price of NBS.  The Series A Notes and Series B Notes provide for the payment of interest on a monthly basis. The Series A Notes provided for monthly principal payments in the amount of $52,083 each, beginning September 30, 2013, with the outstanding principal balance being due and payable on October 27, 2017.  The outstanding principal balance of the Series B Notes was originally due and payable on October 27, 2017.  During the year ended December 31, 2013, we made principal payments on the Series A Notes aggregating to $0.2 million.

On December 15, 2013, we sold to the Lenders Series C senior notes (the “Series C Notes”) in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers of the Broadvox Assets.  On December 31, 2013, the SPA was amended and restated whereby the Company sold to Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America, (collectively with Plexus Fund II, L.P., the “Senior Lenders”) Series D Senior Notes (the “Series D Notes”) in the aggregate principal amount of $25.0 million (collectively with the Series A Notes, the Series B Notes and the Series C Notes, the “Senior Notes”).  The proceeds from the Series D Notes were used to finance the acquisition of the Broadvox Assets.  Under the terms of the SPA, as amended:

●	Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America became lenders under the SPA.
●	The interest rate on all of the Senior Notes was adjusted to 11.15% per annum.
●	The maturity date on all of the Senior Notes became December 31, 2018.
●	Interest on all of the Senior Notes is payable monthly, and monthly principal payments aggregating $52,083 are required from January 2014 through December 2014.
●	Monthly principal payments aggregating $102,083 are required from January 2015 through December 2018, with the remaining principal balance on all of the Senior Notes payable at maturity.

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by the entities that comprise our Business Services business segment.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  We do not have the financial resources to repay the Senior Notes in the event they are accelerated.

From time to time since May 15, 2013, we were not in compliance with the $1.0 million minimum cash balance requirement under the SPA.  On August 14, 2013 and November 12, 2013, we entered into Waiver and Amendment Agreements to the SPA with the Lenders whereby the Lenders agreed to waive compliance with the $1.0 million minimum cash balance requirement and reduced the minimum cash balance requirement from $1.0 million to $0.5 million for certain periods.  Under the SPA, as amended, we are required to maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held at NBS and FBVX, at all times following December 31, 2013.   As of and since December 31, 2013, we have been in compliance with all of the covenants contained in the SPA, including the minimum cash bank balance requirement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Under the terms of the SPA, as amended, we were required to deposit $3.0 million into an account controlled by the senior lenders, pending receipt of certain regulatory approvals for the pledging of assets as collateral for the Senior Notes.  The funds will remain in escrow until such time as the necessary regulatory approvals are obtained.  For as long as the funds remain in escrow, the $1.0 million minimum cash bank balance requirement is deemed satisfied.  We expect to receive all of the required regulatory approvals during the second quarter of 2014, at which time the funds will be released to us.  When the funds are released, we will have an additional $2.0 million of unrestricted cash available.

For 2014, monthly principal and interest obligations under the Senior Notes are approximately $0.4 million.  In 2015 and beyond, monthly principal and interest obligations are approximately $0.5 million.

In conjunction with the sale of the Senior Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination agreement with us and the Lenders (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Senior Notes and our other obligations to the Lenders. In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”). The New Rosen Note is unsecured, pays interest monthly at an annual rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full.  Although we did receive a short-term unsecured advance from Mr. Rosen of $100,000 during the year ended December 31, 2013 which was repaid in the first quarter of 2014, in view of the subordination of our obligations to Mr. Rosen to those of the Lenders, we do not expect to receive new loans or additional short term advances from Mr. Rosen to fund our future liquidity needs.

While NBS has historically generated positive cash flow from operations and we expect that with the consummation of the Broadvox Transaction we will be able to generate positive cash flow from operations on a consolidated basis, the terms of the SPA prohibit any cash distributions from NBS to us.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige, whereby we may sell certain of our accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow. Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within two business days after Prestige receives payment on the receivables, which generally have 15 to 30 day terms. Since the fourth quarter of fiscal 2011 through the first quarter of 2013, this arrangement has been our primary source of liquidity.  We expect that we will continue to utilize the agreement with Prestige to supplement our working capital needs until such time as we can consummate a traditional working capital line of credit.  In connection with the issuance of the Senior Notes, Prestige and the Lenders entered into an agreement establishing priorities among them and reached certain agreements as to enforcing their respective rights against the Company.

From time to time we have also received short term advances from Prestige which are secured by a priority lien on certain of our accounts receivable; however such advances are not attributable to a transfer of specific accounts receivable and are therefore reflected as notes payable to non-related parties in the accompanying consolidated balance sheets.  During the year ended December 31, 2013, the Company received advances from Prestige totaling $0.2 million, all of which were repaid during the year, along with advance fees of approximately $12,000.  We may receive similar advances on similar terms from time to time during 2014, although Prestige is under no obligation to make such advances. The Prestige agreement is currently due to expire on June 15, 2014, but automatically renews for additional nine month periods unless either party receives written notice of cancellation within 60 days prior to the scheduled expiration date.  For as long as the agreement is in effect, Prestige will continue to have a first priority lien on the accounts receivable of our Carrier Services business segment and a second priority lien on the other assets of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

A summary of the Company’s cash flows for the periods indicated is as follows:

	Year Ended December 31,
	2013	2012
Cash from continuing operations:
Cash used in operating activities	$(2,733,681)	$(3,339,558)
Cash used in investing activities	(35,698,688)	(18,653,468)
Cash provided by financing activities	44,065,730	22,534,683
Increase in cash and cash equivalents from continuing operations	5,633,361	541,657
Cash from discontinued operations	-	(1,490)
Net increase in cash and cash equivalents	5,633,361	540,167
Cash and cash equivalents, beginning of period	543,214	3,047
Cash and cash equivalents, end of period	$6,176,575	$543,214

Cash used in operating activities was $2.7 million during the year ended December 31, 2013, compared to $3.3 million in the year ended December 31, 2012.  The following table illustrates the primary components of our cash flows from operations:

	2013	2012
Net income (loss)	$(5,081,903)	$(5,248,588)
Non-cash expenses, gains and losses	3,433,131	1,299,330
Accounts receivable	(1,514,262)	813,380
Accounts payable and accrued expenses	534,098	(103,041)
Other	(104,745)	(100,639)
Cash used in operating activities	$(2,733,681)	$(3,339,558)

Cash used in investing activities was $35.7 million for the year ended December 31, 2013, compared to $18.7 million for the year ended December 31, 2012.  We paid $32.1 million in cash for the acquisition of the Broadvox Assets in 2013, incurred capital expenditures of $1.3 million and paid $2.3 million for additional security deposits.  During the year ended December 31, 2012, we paid $17.3 million of cash, net of cash acquired, for the NBS acquisition, $1.0 million of cash became restricted under the terms of the Senior Notes and we incurred capital expenditures in the amount of $0.4 million.  We expect that our capital expenditures for 2014 will be between $2.5 million and $3.0 million.

Cash provided by financing activities was $44.1 million for the year ended December 31, 2013, as compared to $22.5 million for the year ended December 31, 2012.  During 2013 we raised approximately $20.0 million, net of offering expenses, from the sale of our equity securities and $25.5 million from the sale of Senior Notes, partially offset by $0.9 million of repayments of notes payable and the payment of deferred financing fees in the amount of $0.7 million.  During 2012 we raised $6.9 million from the sale of our equity securities and issued the Senior Notes in the principal amount of $16.5 million to finance the NBS acquisition. We also made debt repayments to unrelated parties of approximately $0.6 million during 2012.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

As of December 31, 2013, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our management, with the participation of our Chief Executive Officer and President, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives.  Our Chief Executive Officer and President do not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving the Company’s stated goals under all potential future conditions.

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

Management assessed the effectiveness of Fusion’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2013.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

3.1(g)	Certificate of Designations of Preferences, Rights and Limitations of Series B-2 Senior Convertible Preferred Stock (18)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.2	Employment Agreement between registrant and Matthew Rosen (*)
10.2.1	Amended and Restated Employment Agreement between registrant and Matthew Rosen (3)
10.3	Master Service Agreement between registrant and Terremark Worldwide, Inc., dated May 29, 2003 (*)
10.5	Joint Venture Agreement between registrant and Karamco, Inc., dated December 12, 2002 (*)
10.7	Form of Warrant to Purchase Common Stock (*)
10.8	Lease Agreement between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (*)
10.8.1	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.8.2	Lease Modification Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.8.3	Lease Agreement dated November 1, 2005, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (8)
10.9	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office (*)
10.10	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.10.1	Amendment dated February 10, 2006, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office, as amended (8)
10.11	Lease Agreement between Efonica FZ- LLC and Dubai Internet City for Dubai offices (8)
10.13	Shareholders Joint Venture Agreement between registrant and Communications Ventures Index Pvt. Ltd., dated March 11, 2000 (*)
10.19	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.20	Form of Promissory Note and Security Agreement (2)
10.21	Agreement with MCI Communications Services, Inc., dated September 20, 2006 (2)
10.22	Agreement with VCG dated June 10, 2004 (2)
10.23	Agreement with Qwest Communications Corporation dated April 22, 2002 (2)
10.24	Agreement with AT&T dated April 13, 2006 (2)
10.25	Agreement with T-Systems, Inc., dated October 24, 2002 (2)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

10.28	Non-Competition Agreement between registrant and Marvin Rosen (*)
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
2013 ANNUAL REPORT ON FORM 10-K

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
2013 ANNUAL REPORT ON FORM 10-K

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
10.76
Waiver And Amendment to Securities Purchase Agreement is entered into as of August 14, 2013, by and among Fusion NBS Acquisition Corp, Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (13)

10.77
Asset Purchase and Sale Agreement effective as of August 30, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (14)

10.78
Waiver And Second Amendment to Securities Purchase Agreement is entered into as of November 8, 2013, by and among Fusion NBS Acquisition Corp, Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (15)

10.79
First Amendment to the Asset Purchase and Sale Agreement effective as of November 15, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (16)

10.80
Second Amendment to the Asset Purchase and Sale Agreement effective as of December 16, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (17)

10.81
Third Amendment to Securities Purchase Agreement is entered into as of December 16, 2013, by and among Fusion NBS Acquisition Corp, Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (17)

10.82	Form of Subscription Agreement (18)
10.83	Form of Common Stock Purchase Warrant (18)
10.84	Form of Registration Rights Agreement (18)
10.85	Form of Series C Note (18)
10.86
Amended and Restated Securities Purchase Agreement and Security Agreement dated December 31, 2013 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company Of America (18)

10.87
First Amendment To Intercreditor Agreement dated as of December 31, 2013 by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III QP, L.P., United Insurance Company of America, Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC and Fusion BVX LLC (18)

10.88	Form of Series D Note dated December 31, 2013 (18)
10.89	Form of Management Rights Letter dated December 31, 2013 (18)
10.90	Form of SBA Side Letter Dated December 31, 2013 (18)
10.91	Form of Lenders’ Warrant dated December 31, 2013 (18)
10.92
Joinder Agreement dated as of December 31, 2013 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Fusion BVX LLC in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P., and United Insurance Company Of America (18)

10.93	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, Fusion Telecommunications International, Inc., and Fusion BVX, LLC (18)
10.94	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (18)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

10.95	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; Fusion Telecommunications International, Inc. and Fusion BVX LLC (18)
10.96	Transition Services Agreement by and among BroadvoxGO!, LLC, Cypress Communications, LLC, Fusion BVX LLC and Fusion Telecommunications International, Inc. (18)
14	Code of Ethics of Registrant (8)
21.1	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 25, 2010, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.

(9)	Identical to Certificate of Rights and Preferences of Series A-2 Preferred Stock filed as an exhibit to Form 8-K on May 9, 2007.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2013 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 31, 2014	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: March 31, 2014	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer, Principal Accounting Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by a majority of our board of directors on the dates indicated.

Signature	Title	Date

/s/ MARVIN S. ROSEN	Chairman of the Board
Marvin S. Rosen		March 31, 2014

/s/ PHILIP D. TURITS	Director
Philip D. Turits		March 31, 2014

/s/ MATTHEW D. ROSEN	Chief Executive Officer and Director
Matthew D. Rosen		March 31, 2014

/s/ E. ALAN BRUMBERGER	Director
E. Alan Brumberger		March 31, 2014

/s/ JACK ROSEN	Director
Jack Rosen		March 31, 2014

/s/ WILLIAM RUBIN	Director
William Rubin		March 31, 2014

/s/ LARRY BLUM	Director
Larry Blum		March 31, 2014

/s/ PAUL C. O’BRIEN	Director
Paul C. O’Brien		March 31, 2014

/s/ MICHAEL J. DEL GIUDICE	Director
Michael J. Del Giudice		March 31, 2014

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K
INDEX TO EXHIBITS

Exhibit No.	Description

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2013 ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York
March 28, 2014

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,176,575	$543,214
Accounts receivable, net of allowance for doubtful accounts of
approximately $381,000 and $514,000, respectively	5,828,389	2,924,302
Prepaid expenses and other current assets	2,704,787	1,001,449
Total current assets	14,709,751	4,468,965
Property and equipment, net	11,193,355	2,748,062
Other assets:
Security deposits	585,083	439,741
Restricted cash	1,163,872	1,026,326
Goodwill	5,124,130	2,406,269
Intangible assets, net	35,048,818	15,396,117
Other assets	1,125,652	582,947
Total other assets	43,047,555	19,851,400
TOTAL ASSETS	$68,950,661	$27,068,427

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable - non-related parties	$625,000	$208,333
Notes payable - related parties	310,714	639,286
Equipment financing obligations	245,138	136,392
Escrow payable	295,000	-
Accounts payable and accrued expenses	11,161,550	10,579,496
Related party payable	226,148	1,159,573
Current liabilities from discontinued operations	55,000	55,000
Total current liabilities	12,918,550	12,778,080
Long-term liabilities:
Notes payable - non-related parties, net of discount	36,788,987	14,475,747
Notes payable - related parties	1,478,081	4,492,136
Equipment financing obligations	167,614	102,071
Derivative liability	10,515,472	1,066,000
Other long-term liabilities	131,627	266,132
Total liabilities	62,000,331	33,180,166
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
23,525 and 11,907 shares issued and outstanding	235	119
Common stock, $0.01 par value, 550,000,000 shares authorized,
303,833,242 and 178,250,533 shares issued and outstanding	3,038,331	1,782,504
Capital in excess of par value	163,648,034	146,760,005
Accumulated deficit	(159,736,270)	(154,654,367)
Total stockholders' equity (deficit)	6,950,330	(6,111,739)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$68,950,661	$27,068,427

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

	For the Year Ended December 31,
	2013	2012
Revenues	$61,496,620	$44,287,509
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	42,717,176	37,662,371
Gross profit	18,779,444	6,625,138
Depreciation and amortization	3,571,974	998,789
Selling general and administrative expenses (including stock-based compensation of approximately $189,000 and $200,000 for the
years ended December 31, 2013 and 2012, respectively)	18,756,325	10,438,967
Total operating expenses	22,328,299	11,437,756
Operating loss	(3,548,855)	(4,812,618)
Other (expenses) income:
Interest expense	(2,638,249)	(623,460)
Loss on extinguishment of debt	(1,105,283)	(335,315)
(Loss) gain on change in fair value of derivative liability	(598,292)	799,500
Other expenses, net	(22,997)	(276,695)
Total other expenses	(4,364,821)	(435,970)
Gain on extinguishment of accounts payable	2,883,660	-
Loss from continuing operations before taxes	(5,030,016)	(5,248,588)
Provision for income taxes	51,887	-
Loss from continuing operations	(5,081,903)	(5,248,588)
Discontinued operations:
Income from discontinued operations	-	41,345
Net Loss	(5,081,903)	(5,207,243)
Loss applicable to common stockholders:
Loss from continuing operations	(5,081,903)	(5,248,588)
Preferred stock dividends in arrears	(402,497)	(403,600)
Net loss from continuing operations applicable to common stockholders:	$(5,484,400)	$(5,652,188)
Income from discontinued operations	-	41,345
Net loss applicable to common stockholders:	$(5,484,400)	$(5,610,843)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.02)	$(0.03)
Income from discontinued operations	-	-
Loss per common share:	$(0.02)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	225,027,351	166,726,031

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Capital in	Accumulated	Stockholders'
	Shares	$	Shares	$	Excess of Par	Deficit	Equity (Deficit)
Balance at December 31, 2011	5,045	$50	153,711,350	$1,537,113	$137,325,467	$(149,447,124)	$(10,584,494)
Proceeds from the sale of common stock and warrants	-	-	10,762,718	107,627	1,059,612	-	1,167,239
Conversion of notes payable and accrued expenses into common stock and warrants	-	-	1,370,372	13,704	146,296	-	160,000
Proceeds from the sale of preferred stock and warrants, net of expenses	6,028	60	-	-	5,731,535	-	5,731,595
Issuance of common stock for consideration previously received	-	-	587,912	5,879	(5,879)	-	-
Issuance of warrants associated with conversion of indebtedness	-	-	-	-	335,315	-	335,315
Conversion of notes payable and accrued expenses into preferred stock and warrants	834	9	-	-	833,991	-	834,000
Common stock issued in connection with executive employment agreement	-	-	454,545	4,545	45,455	-	50,000
Common stock issued in connection with acquisition of business	-	-	11,363,636	113,636	1,136,364	-	1,250,000
Issuance of warrant for services rendered					61,920		61,920
Net loss	-	-	-	-	-	(5,207,243)	(5,207,243)
Stock-based compensation associated with stock incentive plans	-	-	-	-	89,929	-	89,929
Balance at December 31, 2012	11,907	$119	178,250,533	1,782,504	$146,760,005	$(154,654,367)	(6,111,739)
Proceeds from the sale of common stock and warrants			50,257,163	502,571	3,600,098		4,102,669
Conversion of notes payable and accrued expenses into common stock and warrants			11,697,974	116,980	886,253		1,003,233
Proceeds from the sale of preferred stock and warrants, net of expenses	16,428	164			15,559,939		15,560,103
Issuance of common stock for services rendered			955,564	9,556	88,695		98,251
Issuance of warrants associated with conversion of indebtedness					1,105,283		1,105,283
Conversion of notes payable and accrued expenses into preferred stock and warrants	2,052	21			2,051,979		2,052,000
Conversion of Series B-1 Preferred Stock into comon stock	(6,862)	(69)	62,672,008	626,720	(626,651)		-
Warrants issued in conjunction with the issuance of preferred stock deemed not indexed to the Company's common stock					(5,967,051)		(5,967,051)
Net loss						(5,081,903)	(5,081,903)
Stock-based compensation associated with stock incentive plans					189,484		189,484
Balance at December 31, 2013	23,525	$235	303,833,242	3,038,331	$163,648,034	$(159,736,270)	6,950,330

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,081,903)	$(5,207,243)
Income from discontinued operations	-	(41,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,571,974	998,789
Loss on disposal of property and equipment	2,374	7,483
Loss on sale of accounts receivable	226,261	334,931
Bad debt expense	85,405	155,995
Stock-based compensation	296,069	199,754
Amortization of debt discount and deferred financing fees	431,132	66,563
Change in fair value of derivative liability	598,292	(799,500)
Loss on extinguishment of debt	1,105,283	335,315
Gain on extinguishment of accounts payable	(2,883,660)	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,514,261)	813,380
Prepaid expenses and other current assets	11,627	11,569
Other assets	18,133	1,902
Accounts payable and accrued expenses	534,098	(103,041)
Other long-term liabilities	(134,505)	(114,110)
Net cash used in operating activities	(2,733,681)	(3,339,558)
Cash flows from investing activities:
Purchase of property and equipment	(1,307,349)	(398,976)
Payment of security deposits	(2,282,370)	-
Cash paid for acquisitions, net of cash acquired of $496,312 in 2012	(32,108,450)	(17,253,648)
Change in restricted cash	(519)	(1,000,844)
Net cash used in investing activities	(35,698,688)	(18,653,468)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	4,102,669	1,167,239
Proceeds from the sale of equity securities not yet issued	295,000	-
Proceeds from notes payable - related parties	100,000	486,000
Proceeds from notes payable - non-related parties	25,712,500	16,800,000
Payments on equipment financing obligations	(99,823)	(1,773)
Proceeds from the sale of preferred stock and warrants, net of expenses	15,560,103	5,731,595
Payment of deferred financing fees	(669,600)	(570,339)
Repayments of notes payable - related parties	(514,286)	(486,000)
Repayments of notes payable - non-related parties	(420,833)	(592,039)
Net cash provided by financing activities	44,065,730	22,534,683
Net increase in cash and cash equivalents from continuing operations	5,633,361	541,657
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	-	(1,490)
Net change in cash and cash equivalents:	5,633,361	540,167
Cash and cash equivalents, beginning of year	543,214	3,047
Cash and cash equivalents, end of year	$6,176,575	$543,214

See note 16 for supplemental disclosure of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Fusion Telecommunications International, Inc. is a Delaware corporation incorporated in September 1997 (“Fusion” and together with its subsidiaries, the “Company”).  The Company is a provider of integrated cloud solutions, including cloud voice, cloud connectivity, cloud storage and security to businesses of all sizes, and IP-based voice services to other carriers.  The Company currently operates in two business segments, Business Services and Carrier Services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Fusion and its wholly owned subsidiaries (see note 3). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). All inter-company accounts and transactions have been eliminated in consolidation, and certain prior year balances have been reclassified to conform to the current presentation.

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

The Company’s revenue is primarily derived from usage fees charged to other telecommunications carriers that terminate voice traffic over the Company’s network, and from the monthly recurring and usage fees charged to customers that purchase the Company’s business products and services.

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

Cost of Revenues
Cost of revenues for the Company’s Carrier Services business segment is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for the Company’s carrier customers.  Thus the majority of the Company’s cost of revenues for this business segment is variable, based upon the number of minutes actually used by the Company’s customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company’s network switch.  During each period, the call activity is analyzed and an accrual is recorded for the revenues associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between the Company’s network infrastructure, including its New York switching facility, and certain large carrier customers and vendors.

For the Company’s Business Services business segment, fixed expenses include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services and the cost of broadband Internet access used to provide service to business customers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

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

The Company has an agreement to sell certain of its accounts receivable under an arrangement with a third party (see note 4). These transactions qualify as sales of financial assets under the criteria outlined in Accounting Standards Codification Topic (“ASC”) Topic 860, Transfers and Servicing, in that the rights, title and interest to the receivables are transferred.  As a result, the Company accounts for the sales of its accounts receivable by derecognizing them from its consolidated balance sheet as of the date of sale and recording a loss on sale at the time the receivables are sold for the difference between the book value of the receivables sold and their respective purchase price.

Fair Value of Financial Instruments
The carrying amounts of the Company’s assets and liabilities approximate their fair value presented in the accompanying consolidated balance sheets, due to their short maturities.

Intangible Assets
Intangible assets at December 31, 2013 and 2012 pertain to a trade name and trademark, non-compete agreements, proprietary technology, customer relationships and a below-market lease, all of which were acquired in the business combinations described in note 3.  In determining fair value, the Company uses standard analytical approaches to business enterprise valuation (“BEV”), such as the income approach and the market comparable approach.  The income approach involves estimating the present value of the subject asset’s future cash flows by using projections of the cash flows that the asset is expected to generate, and discounting these cash flows at a given rate of return.  The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded.  Each of these BEV methodologies requires the use of management estimates and assumptions.  Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, which ranges from two to fifteen years.

Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired (see note 3).  Goodwill at December 31, 2013 and 2012 was approximately $5.1 million and $2.4 million, respectively.  Goodwill is not amortized but is instead tested annually for impairment.  All of the Company’s goodwill is attributable to its Business Services business segment.  The following table presents the change in goodwill during the years ended December 31, 2013 and 2012:

Balance at January 1, 2013	Additions (a)	Other (b)	Balance at December 31, 2013	Balance at January 1, 2012	Additions (a)	Other (b)	Balance at December 31, 2012
$2,406,269	2,520,605	197,256	$5,124,130	$-	2,381,301	24,968	$2,406,269

(a) - Amount relates to acquisitions. See note 3.
(b) - Amount relates to adjustments to the preliminary purchase price for 2012 acquisitions.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  The Company did not record any impairment charges for the years ended December 31, 2013 and 2012.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

The authoritative guidance provides entities with an option to perform a qualitative assessment to determine if the fair value of the entity is less than its carrying value.  The Company performed a qualitative impairment evaluation on the goodwill acquired on October 29, 2012 (see note 3) and determined that no impairment existed.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Lives
Network equipment	5 – 7 Years
Furniture and fixtures	3 – 7 Years
Computer equipment and software	3 – 5 Years
Customer premise equipment	2 – 3 Years

Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the associated lease. Maintenance and repairs are recorded as a period expense, while betterments and improvements are capitalized.

Customer premise equipment primarily consists of switches, routers, handsets and ancillary items for which the Company retains title but are utilized at customer locations.  At December 31, 2012, the Company had approximately $341,000 of such equipment which had been reflected as inventory in its consolidated balance sheet.  The Company has reclassified this amount to property and equipment to more accurately reflect the nature, use and useful life of these assets.

The Company capitalizes a portion of its payroll and related costs for the development of software for internal use and amortizes these costs over three years.  During the years ended December 31, 2013 and 2012, the Company capitalized costs pertaining to the development of internally used software in the approximate amount of $794,000 and $151,000, respectively.

Derivative Financial Instruments
The Company accounts for warrants issued in conjunction with the issuance of debt and equity in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”).  For warrant instruments that are not deemed to be indexed to the Company’s own stock, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations (see notes 11, 14 and 22).  The fair values of the warrants have been estimated using a Black-Scholes valuation model and the Company’s quoted market price.

Advertising and Marketing
Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services.  Advertising and marketing expenses were approximately $28,000 and $23,000 for the years ended December 31, 2013 and 2012, respectively.

Income Taxes
The accounting and reporting requirements with respect to income taxes require an asset and liability approach.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013 and 2012.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of December 31, 2013 and 2012.  During the years ended December 31, 2013 and 2012, the Company recognized no adjustments for uncertain tax positions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
Earnings (Loss) per Share
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

	2013	2012
Warrants	200,791,160	89,974,479
Stock options	17,570,760	8,864,261
Convertible preferred stock	192,563,181	70,064,862
	410,925,101	168,903,602

The net loss per common share calculation includes a provision for preferred stock dividends in the approximate amount of $402,000 and $404,000 for the years ended December 31, 2013 and 2012, respectively.  However, no cash dividend has been declared by the Board of Directors for any of the years presented.  The dilutive securities in the year ended December 31, 2013 include preferred stock convertible into 184,800,000 shares of common stock and warrants to purchase 59,136,000 shares of common stock that contain a provision that prohibits their conversion or exercise until the Company files an amendment to its Certificate of Incorporation to increase the number of shares which it is authorized to issue sufficient to permit the preferred stock and warrants to be converted and exercised, respectively (see note 14).

Discontinued Operations
The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component.  The results of operations of the discontinued component through the date of disposition, including any gains or losses on disposition, are aggregated and presented in the consolidated statements of operations as income (loss) on discontinued operations.  See note 9 for additional information regarding discontinued operations.

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

Stock-based compensation for the years ended December 31, 2013 and 2012 is comprised of the following:

	2013	2012
Expenses associated with stock options granted to employees and directors	$189,484	89,929
Common stock issued in connection with an employment agreement	-	50,000
Common stock or warrants issued or issuable for services rendered	106,585	59,825
	296,069	199,754

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

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

	2013	2012
Dividend yield	0.00%	0.00%
Stock volatility	137%	138%
Average Risk-free interest rate	0.68%	1.74%
Average option term (years)	3	3-4

Recently Adopted and Issued Accounting Pronouncements
During the years ended December 31, 2013 and 2012, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements that, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

3. ACQUISITIONS

On December 31, 2013, the Company, through its wholly-owned subsidiary Fusion BVX LLC (“FBVX”), completed the acquisition of substantially all of the cloud services assets used by BroadvoxGO!, LLC and its affiliate Cypress Communications, LLC (collectively, “Sellers”) in the operation of their cloud services business.  A definitive agreement to purchase these assets, including the assumption of substantially all of the related on-going liabilities incurred in the ordinary course of business (collectively, the “Broadvox Assets”) was entered into on August 30, 2013, and amended on November 15, 2013 and December 16, 2013 (the “BVX Purchase Agreement”).

The purchase price of the Broadvox Assets of $32.1 million was paid in cash at closing (less the $1 million deposit previously delivered to the Sellers).  The Company had delivered a deposit of $0.2 million when the BVX Purchase Agreement was initially executed, and delivered additional deposits of $0.1 million and $0.7 million when the agreement was amended on November 15, 2013 and December 16, 2013, respectively.  In accordance with the terms of the BVX Purchase Agreement, the purchase price remains subject to adjustment based on certain working capital measurements described in the BVX Purchase Agreement that the Company expects will be finalized in the second quarter of 2014.  In addition, $3.21 million of the Purchase Price is being held in escrow for a period of up to one year as collateral to secure the accuracy of the Sellers’ representations, warranties and covenants contained in the BVX Purchase Agreement.

In accordance with the BVX Purchase Agreement, the Company and the Sellers entered into a Transitional Services Agreement governing the provision and receipt of certain services between the Company and the Sellers covering a range of topics including the Company's purchase of VOIP and wholesale services from the Sellers; the Company's utilization of the Sellers' network infrastructure; the Company’s temporary use of financial and administrative systems owned by the Sellers; the marketing of services offered by the Company by sales representatives of the Sellers; and the Company’s use of certain of Sellers’ office facilities and employees.   The aggregate purchase price has initially been allocated to the fair value of the net assets acquired as follows:

Accounts receivable	$1,486,552
Other current assets	127,161
Property and equipment	8,139,318
Intangible assets subject to amortization	21,866,000
Goodwill	2,520,605
Current liabilities	(2,031,186)
$32,108,450

The final allocation of the purchase price is subject to modification based upon a final determination and mutual agreement of the Company and Sellers with respect to the aforementioned working capital measurements.  The Company’s consolidated balance sheet as of December 31, 2013 includes the Broadvox Assets, and the results of operations generated by the Broadvox Assets will be reflected in the Company’s consolidated statement of operations effective January 1, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

On October 29, 2012, the Company, through its wholly-owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”), completed the acquisition of all of the issued and outstanding membership interests of Network Billing Systems, LLC and substantially all of the assets of its affiliate, Interconnect Services Group II LLC (“ISG”), and thereby acquired the business operated by NBS and ISG (collectively, “NBS”).  Definitive agreements to purchase NBS had been entered into on January 30, 2012, and were amended on June 6, 2012, August 20, 2012, September 21, 2012 and October 24, 2012 (the “Purchase Agreements”).

NBS is a cloud services provider offering a wide range of hosted voice and data services, Internet and data network solutions to small, medium and large businesses in the United States.  In accordance with the terms of the Purchase Agreements, the Company’s purchase of NBS included approximately $496,000 of cash and the assumption of certain related liabilities.  The aggregate purchase price for the outstanding membership interests of NBS and the assets of ISG, net of the assumed liabilities, was $19.6 million, consisting of $17.75 million in cash, $0.6 million to be evidenced by promissory notes payable to the sellers of the NBS membership interests (the “Seller Notes”) and 11,363,636 shares of restricted common stock of Fusion valued at $1.25 million.  The purchase price was adjusted for an additional amount payable to the sellers following the application of certain working capital measurements described in the Purchase Agreements, the initial determination of which was $1,129,000.  The Seller Notes bear interest at the rate of 3% per annum and are payable in 14 equal monthly installments commencing January 31, 2013, and 10% of the cash portion of the Purchase Price was held in escrow for a period of up to one year as collateral to secure the accuracy of the sellers’ representations, warranties and covenants contained in the Purchase Agreements.  The escrow amount has since been released to the Sellers.  The Seller Notes, which were paid in their entirety subsequent to December 31, 2013, were payable to Jonathan Kaufman, the founder and principal operating officer of NBS, and his designees.  Payment of the Seller Notes was subordinated to payment of certain senior secured debt (see note 11).  The aggregate purchase price was allocated to the fair value of the net assets acquired as follows:

Cash	$496,352
Accounts receivable	2,215,172
Inventory	320,034
Other current assets	214,463
Property and equipment	1,463,322
Other assets	2,600
Intangible assets subject to amortization	15,765,000
Goodwill	2,381,301
Current liabilities, including $1,129,000 related to a working capital adjustment	(3,258,244)
$19,600,000

The Company recognized goodwill of approximately $2,381,000 in connection with the acquisition of NBS.  Subsequent to the acquisition, in December 2012, the working capital payment due to the sellers was adjusted by approximately $25,000 resulting in a corresponding increase in goodwill.  This working capital payment is reflected as a Related party payable on the Company’s consolidated balance sheets of approximately $226,000 and $1,160,000 as of December 31, 2013 and 2012, respectively.

The Company’s consolidated financial statements include the assets, liabilities and results of operations of NBS effective as of the October 29, 2012 acquisition date. The Company’s statement of operations for the year ended December 31, 2012 includes revenues of approximately $4.5 million and net loss of approximately $73,000 related to NBS.

The following table provides certain pro forma financial information for the Company as if the acquisition of NBS and the Broadvox Assets had both been consummated effective as of January 1, 2012:

($000’s)	For the year ended December 31,
	2013	2012
Revenues	$94,148	$97,098
Net loss	$(12,490)	$(20,253)

Concurrently with the acquisition of NBS, the Company entered into an Employment and Restrictive Covenant Agreement with Mr. Kaufman, under which Mr. Kaufman became the President of the Company’s combined Business Services business segment.

The acquisitions of the Broadvox Assets and NBS added approximately 10,000 customer locations to the Company’s Business Services segment, and are part of the Company’s strategy to increase the percentage of the Company’s total revenues contributed by the Business Services business segment, which generally operates at higher profit margins than does the Company’s Carrier Services business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

4. SALE OF ACCOUNTS RECEIVABLE

On September 12, 2011, the Company entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby the Company sells certain of its accounts receivable to Prestige at a discount in order to improve the Company’s liquidity and cash flow.  Under the terms of the purchase and sale agreement, Prestige pays the Company a percentage of the face amount of the receivables at the time of sale with the remainder, net of the discount, paid to the Company within two business days after Prestige receives payment on the receivables, which generally have 30 day terms.  Outstanding accounts receivable sold to Prestige at December 31, 2013 and 2012 amounted to approximately $0.9 million and $2.4 million, respectively, and the Company recognized a loss on the sale of accounts receivable for the years ended December 31, 2013 and 2012 of approximately $226,000 and $335,000 respectively, in connection with the sale of accounts receivable.  The transfer of accounts receivable to Prestige under this agreement meets the criteria for a sale of financial assets.  As a result, such receivables have been derecognized from the Company’s consolidated balance sheets as of December 31, 2013 and 2012.

From time to time, the Company has also received short term advances from Prestige (see note 11) which are secured by a priority lien on the Company’s accounts receivable; however such advances are not attributable to a transfer of specific accounts receivable and are therefore reflected as notes payable to non-related parties in the accompanying consolidated balance sheets.  Prestige and the Company’s senior lenders are parties to an Intercreditor Agreement that, as amended, allocates security interests in the Company’s assets among Prestige and the senior lenders (see Note 11).

5. INTANGIBLE ASSETS

Identifiable intangible assets as of December 31, 2013 and 2012 are comprised of:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Intangibles associated with the acquisition of NBS:
Trademarks and tradename	$563,000	$(65,683)	$497,317	$563,000	$(9,383)	$553,617
Proprietary technology	1,903,000	(444,033)	1,458,967	1,903,000	(63,433)	1,839,567
Non-compete agreement	3,257,000	(1,266,611)	1,990,389	3,257,000	(180,944)	3,076,056
Customer relationships	9,824,000	(754,988)	9,069,012	9,824,000	(107,856)	9,716,144
Favorable lease intangible	218,000	(50,867)	167,133	218,000	(7,267)	210,733
Total acquired intangibles	15,765,000	(2,582,182)	13,182,818	15,765,000	(368,883)	15,396,117

Intangibles associated with the acquisition of the Broadvox Assets:
Proprietary technology	3,878,000	-	3,878,000	-	-	-
Non-compete agreements	5,471,000	-	5,471,000	-	-	-
Customer relationships	12,517,000	-	12,517,000	-	-	-
Total acquired intangibles	21,866,000	-	21,866,000	-	-	-
Other intangibles:
Trademarks	-	-	-	315,745	(315,745)	-
Intellectual property	-	-	-	86,397	(86,397)	-
Total	$37,631,000	$(2,582,182)	$35,048,818	$16,167,142	$(771,025)	$15,396,117

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

During the year ended December 31, 2013, the Company retired the intangible assets not related to the Broadvox Assets and NBS.  These assets became fully amortized at December 31, 2012 due to a change in the estimated useful life of the assets. Aggregate amortization expense for each of the five years subsequent to December 31, 2013 is expected to be as follows:

For the year ended December 31,
2014	$6,686,429
2015	6,505,484
2016	2,865,262
2017	2,794,562
2018	2,441,062

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Prepaid insurance	$63,737	$44,390
Other prepaid expenses	404,818	308,631
Escrowed funds – senior lenders	2,000,000	-
Due from Prestige (see note 4)	236,232	648,428
Total	$2,704,787	$1,001,449

The $2.0 million of escrowed funds pertain to a portion of the funds the Company deposited into an account controlled by the Company’s senior lenders, as more fully described in note 11, pending receipt of certain regulatory approvals for the pledging of assets related to the debt incurred to finance the acquisition of the Broadvox Assets (see note 3).  The funds will remain in escrow until such time as the necessary regulatory approvals are obtained.  The Company expects to receive all such approvals during the second quarter of 2014, at which time the funds will be returned to the Company, subject to the terms contained in the loan documents governing the Company’s senior debt.

7. PROPERTY AND EQUIPMENT

At December 31, 2013 and 2012, property and equipment is comprised of the following:

	2013	2012
Network equipment	$7,675,786	$3,318,217
Furniture and fixtures	299,571	334,564
Computer equipment and software	2,654,428	1,835,491
Customer premise equipment	5,169,629	341,118
Vehicles	55,884	55,884
Leasehold improvements	993,799	949,190
Assets in progress	-	274,009
Total	16,849,097	7,108,473
Less: accumulated depreciation	(5,655,742)	(4,360,411)
Total	$11,193,355	$2,748,062

Depreciation expense was approximately $1,359,000 and $464,000 for the years ended December 31, 2013 and 2012, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

8. RESTRICTED CASH

Restricted cash at December 31, 2013 and 2012 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see note 11).  Restricted cash also includes certificates of deposit collateralizing letters of credit in the amounts of $163,872 and $26,326 at December 31, 2013 and 2012, respectively.  These letters of credit are required as security for certain of the Company’s non-cancelable operating leases for office facilities.

9. DISCONTINUED OPERATIONS

The Company maintains an accrual for outstanding liabilities associated with its consumer services segment, which the Company eliminated in 2009.  The estimate of liabilities associated with the consumer segment was $55,000 at December 31, 2013 and 2012.  The Company recorded income from discontinued operations of approximately $41,000 in the year ended December 31, 2012, which was primarily attributable to reductions in the accrual for liabilities associated with the discontinued business segment.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Trade accounts payable	$5,933,736	$8,800,525
Accrued expenses	3,101,103	993,618
Accrued payroll and vacation	102,898	113,860
Interest payable	421,632	93,458
Deferred revenue	407,426	21,947
Other	1,194,755	556,088
Total accounts payable and accrued expenses	$11,161,550	$10,579,496

11. NOTES PAYABLE – NON-RELATED PARTIES

At December 31, 2013 and 2012, notes payable – non-related parties are comprised of the following:

	December 31, 2013	December 31, 2012
Senior Notes	$41,791,667	$16,500,000
Discount on Senior Notes	(4,377,680)	(1,815,920)
Total notes payable - non-related parties	37,413,987	14,684,080
Less:
Current portion of Senior Notes	(625,000)	(208,333)
Non-current portion notes payable - non-related parties	$36,788,987	$14,475,747

Senior Notes
On October 29, 2012, Fusion and FNAC entered into a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”).  Under the SPA, the Company sold the Lenders (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”) in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually.  The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the acquisition of NBS.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

The Series A Notes and the Series B Notes provide for the payment of interest on a monthly basis.  The Series A Notes provided for monthly principal payments in the amount of $52,083 from September 30, 2013 through December 31, 2013, with the remaining outstanding principal balance being due and payable on October 27, 2017.  The outstanding principal balance of the Series B Notes was originally due and payable on October 27, 2017.  During the year ended December 31, 2013, the Company made principal payments on the Series A Notes in the amount of $208,333.

In connection with the sale of the Series A Notes and Series B Notes to the Lenders, the Company issued a nominal warrant to the Lenders to purchase 13,325,000 shares of the Company’s common stock (the “Original Lenders’ Warrant”).  The Original Lenders’ Warrant is exercisable from the date of issuance until October 29, 2022, at an exercise price of $.01 per share.  The Company is required to pay the exercise price on behalf of the Lenders at the time of exercise.  Commencing upon the earlier of a change in control, the repayment of the Series A Notes and Series B Notes in full or October 29, 2017, in the event that the Company’s common stock does not meet certain liquidity thresholds with respect to trading volume and market price, then the Lenders have the right to require the Company to repurchase the shares issued or issuable upon exercise of the Original Lenders’ Warrant at a repurchase price based upon the formulas set forth therein.

The Company recorded a discount on the Series A Notes and Series B Notes based on the fair value of the Original Lenders’ Warrant as of the date of issuance, which was $1,865,500.  The discount is being accreted over the life of the Series A Notes and the Series B Notes, and this discount was $1,493,552 and $1,815,920 as of December 31, 2013 and 2012, respectively.  In addition, the Original Lenders’ Warrant does not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”), and is not considered to be indexed to the Company’s own stock under the guidance provided in ASC 815.  As a result, the Company recognized a derivative liability in the amount of $1,865,500 upon the issuance of the Original Lenders' Warrant.  At December 31, 2013 and December 31, 2012, the fair value of the derivative liability related to the Original Lenders’ Warrant was $1,664,292 and $1,066,000, respectively.  The Company recognized a loss on the change in fair value of this derivative liability of $598,292 for the year ended December 31, 2013 and a gain on the change in fair value of $799,500 for the year ended December 31, 2012.

The Company also incurred expenses in the approximate amount of $570,000 in connection with the SPA and sale of the Series A Notes and Series B Notes, including a transaction fee paid to the Lenders of $330,000 and legal expenses of approximately $232,000. These amounts are reflected in Other assets on the Company’s consolidated balance sheets at December 31, 2013 and 2012 and are being amortized as interest expense over the life of the notes.

In conjunction with the execution of the SPA, the Company and the Lenders also entered into a series of ancillary agreements relating to, among other things, securing the Lenders’ right to repayment of the Series A Notes and Series B Notes and establishing priority as to payments and to security among the Lenders and other creditors of the Company (the “Ancillary Agreements”).  The Ancillary Agreements consist of:

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

On December 15, 2013, the Company sold to the Lenders Series C senior notes (the “Series C Notes”) in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers of the Broadvox Assets (see note 3).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

On December 31, 2013, the SPA was amended and restated whereby the Company sold to Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America, (collectively with Plexus Fund II, L.P., the “Senior Lenders”) Series D Senior Notes (the “Series D Notes”) in the aggregate principal amount of $25.0 million (collectively with the Series A Notes, the Series B Notes and the Series C Notes, the “Senior Notes”).  The proceeds from the Series D Notes were used to finance the acquisition of the Broadvox Assets.  Under the terms of the SPA, as amended:

●	Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America became parties to the SPA and the Ancillary Agreements.

●	The interest rate on all of the Senior Notes was adjusted to 11.15% per annum.

●	The maturity date on all of the Senior Notes became December 31, 2018.

●	Interest on all of the Senior Notes is payable monthly, and monthly principal payments aggregating $52,083 are required from January 2014 through December 2014.

●	Monthly principal payments aggregating $102,083 are required from January 2015 through December 2018, with the outstanding principal balance on all of the Senior Notes payable at maturity.

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by NBS.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  From time to time since May 15, 2013, the Company was not in compliance with the $1.0 million minimum cash balance requirement under the SPA.  On August 14, 2013 and November 12, 2013, the Company and the Lenders entered into Waiver and Amendment Agreements to the SPA whereby the Lenders agreed to waive compliance with the $1.0 million minimum cash balance requirement and reduced the minimum cash balance requirement from $1.0 million to $0.5 million for certain periods.  Under the Waiver and Amendment Agreements and the amended and restated SPA, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by NBS and FBVX, at all times subsequent to December 31, 2013.  The Company has been in compliance with the minimum cash bank balance requirement since December 31, 2013.

The obligations to the Senior Lenders are secured by first priority security interests on all of the assets of FNAC, NBS and FBVX, as well as the capital stock of each of the Company’s subsidiaries, including NBS and FBVX, and by second priority security interests in the accounts receivable pertaining to the Company’s Carrier Services business segment and all of the other assets of the Company.  In addition, Fusion, FBVX and NBS guaranteed FNAC’s obligations under the SPA, including FNAC’s obligation to repay the Senior Notes.

In connection with the amended and restated SPA with the Senior Lenders and the sale of the Series C Notes and Series D Notes, the Company issued an additional nominal warrant to the Senior Lenders to purchase 23,091,000 shares of the Company’s common stock (the “New Lenders’ Warrant”) on substantially the same terms as the Original Lenders’ Warrant.  The New Lenders’ Warrant is exercisable from the date of issuance until December 31, 2023.

The Company recorded a discount on the Series C Notes and Series D Notes based on the fair value of the New Lenders’ Warrant as of the date of issuance, which was $2,884,128, with the discount to be accreted over the life of the Senior Notes.  The New Lenders’ Warrant also does not meet the criteria for equity classification under ASC Topic 480, and is not considered to be indexed to the Company’s own stock under the guidance provided in ASC 815.  As a result, the Company recognized a derivative liability in the amount of $2,884,128 upon the issuance of the New Lenders' Warrant.

The Company also incurred expenses in the approximate amount of $670,000 in connection with the amended SPA and sale of the Series D Notes, including a transaction fee paid to the Lenders of $500,000.  These amounts are reflected in Other assets on the Company’s consolidated balance sheet at December 31, 2013 and will  be amortized as interest expense over the life of the Senior Notes.

Other notes payable
During the year ended December 31, 2013, the Company received advances from Prestige (see note 4) totaling $212,500.  This amount is in addition to the proceeds received by the Company for the sale of accounts receivable.  The Company repaid the entire amount of this advance during the year, along with advance fees of approximately $9,000.  These fees are reflected in Other expenses, net in the Company’s consolidated statement of operations for the year ended December 31, 2013.

On September 19, 2011, the Company received an advance of $208,000 from Prestige.  At December 31, 2011, the outstanding balance on this advance was $103,073, which was paid in full during the year ended December 31, 2012.  Also during the year ended December 31, 2012, the Company repaid approximately $189,000 to the issuer of a letter of credit for the unsecured portion of the letter of credit that had been drawn down in 2011.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
12. EQUIPMENT FINANCING OBLIGATIONS

From time to time during the years ended December 31, 2013 and 2012, the Company entered into several equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in the Company’s operations.  These arrangements require monthly payments over a period of 24 to 36 months with interest rates ranging between 4% and 11%.  The balance on the Company’s equipment financing obligations aggregated to $0.4 million and $0.2 million at December 31, 2013 and 2012, respectively.

13. NOTES PAYABLE-RELATED PARTIES

At December 31, 2013 and 2012, components of notes payable – related parties are comprised of the following:

	December 31, 2013	December 31, 2012
NBS Sellers Notes	$85,714	$600,000
Notes payable to Marvin Rosen	1,578,081	4,406,422
Other notes payable - related parties	125,000	125,000
Total notes payable - related parties	1,788,795	5,131,422
Less:
Current portion of NBS Sellers Notes	(85,714)	(514,286)
Current portion of notes payable to Marvin Rosen	(100,000)	-
Current portion of other notes payable	(125,000)	(125,000)
Non-current portion notes payable - related parties	$1,478,081	$4,492,136

Sellers Notes
As part of the purchase price of NBS, FNAC issued the Sellers Notes in the principal amount of $600,000 (see note 4). The Sellers Notes pay interest at 3% per annum.  The Sellers Notes are payable in fourteen equal monthly installments commencing January 31, 2013 and are unsecured.  During the year ended December 31, 2013, the Company made principal payments on the Sellers Notes aggregating to $514,286.  Except for permitted payments, payment of the Sellers Notes has been subordinated to payment of the Senior Notes (see note 11), and the Sellers Notes were paid in full subsequent to December 31, 2013.

Notes Payable to Marvin Rosen
During the year ended December 31, 2012, the Company received $236,000 of new loans from Marvin Rosen, the Company’s Chairman of the Board of Directors, all of which were repaid during the year.  During the year ended December 31, 2012, Mr. Rosen converted $125,000 of previously issued loans evidenced by promissory notes into 925,927 shares of the Company’s common stock and five-year warrants to purchase 277,779 shares of common stock.  The warrants are exercisable at approximately 112% of the average closing price of the Company’s common stock for the five trading days prior to the conversion.

On October 22, 2012, Marvin Rosen converted $724,000 of loans evidenced by promissory notes into 724 shares of the Company’s Series B-1 Cumulative Convertible preferred stock (the “Series B-1 Preferred Stock”, see note 14) and warrants to purchase 2,652,015 shares of the Company’s common stock on the same terms as those investors who participated in the Company’s offering of Series B-1 Preferred Stock.  Also on October 22, 2012, Marvin Rosen transferred loans receivable from the Company evidenced by promissory notes in the amount of $26,000 to Matthew Rosen, the Company’s Chief Executive Officer.  On that same date, Matthew Rosen converted the $26,000 in promissory notes into 26 shares of Series B-1 Preferred Stock and warrants to purchase 366,301 shares of the Company’s common stock on the same terms as those who participated in the offering of Series B-1 Preferred Stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

In conjunction with the Company’s sale of the Senior Notes to the Lenders, Marvin Rosen entered into an Intercreditor and Subordination Agreement with the Company and the Lenders, as amended (the “Subordination Agreement”), whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Senior Notes and the Company’s other obligations to the Lenders.  In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount all of his then outstanding promissory notes aggregating to $3,922,364 into a new single note (the “New Rosen Note”).  The New Rosen Note is not secured, pays interest monthly at a rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full.  Accrued interest on the outstanding promissory notes as of October 24, 2012 amounted to approximately $484,000, and this amount, on which the Company also agreed to pay Mr. Rosen 7% annual interest, is reflected in Notes payable – related parties on the Company’s consolidated balance sheet as of December 31, 2012.

On March 1, 2013, the Company received a short-term unsecured advance from Mr. Rosen in the amount of $100,000, which remained outstanding as of December 31, 2013.  The Lenders have approved the repayment of this advance from the proceeds from certain future sales of the Company’s equity securities.  During the year ended December 31, 2013, Mr. Rosen converted $895,000 of the New Rosen Note into 10,443,772 shares of common stock and warrants to purchase 5,221,886 shares of the Company’s common stock.  The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of conversion.

On December 31, 2013, Mr. Rosen converted $2.0 million of the New Rosen Note into 2,000 shares of the Company’s newly designated Series B-2 Cumulative Convertible Preferred Stock (see note 14) and warrants to purchase 6,400,000 shares of the Company’s common stock with an exercise price of $0.125 per share.

Other Notes Payable – Related Parties
On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Mr. Rosen is a member.  This loan is evidenced by a promissory note, which initially matured on July 20, 2009, and bears an interest rate of 8% per annum.  On the July 20, 2009 initial maturity date of the note, the note became a demand note pursuant to its terms, and the entire amount of this note remained outstanding at December 31, 2013 and December 31, 2012.  To date, the Company has not received a demand for payment.

On June 22, 2012, the Company received a loan of $300,000, bearing interest at a rate of 3.25% per annum, from a third party lending institution and guaranteed by Marvin Rosen.  The outstanding balance of the loan plus all accrued interest was repaid in its entirety on October 22, 2012 (see note 14).  The proceeds from the loan were used for general corporate purposes and to pay a portion of outstanding indebtedness to Mr. Rosen.  On September 17, 2012, the Company received a new loan from Marvin Rosen and another member of the Company’s Board of Directors in the principal amount of $250,000, the proceeds from which was used for general corporate purposes, and which was repaid on October 22, 2012 (see note 14).

14. EQUITY TRANSACTIONS

Preferred Stock
On December 31, 2013, the Company issued to a total of 82 accredited investors (the “Investors”), an aggregate of 18,480 shares of its newly designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”) and (b) warrants (the “Investor Warrants”) to purchase 59,136,000 shares of the Company’s common stock (the “Warrant Shares” and together with the Series B-2 Preferred Stock, the “Series B-2 Offering”).  The Series B-2 Offering included the issuance of 2,052 shares of Series B-2 Preferred Stock and Investor Warrants to purchase 6,566,400 Warrant Shares, upon the conversion of $2,052,000 in indebtedness of the Company, including the conversion of $2,000,000 of notes payable to Marvin Rosen, $50,000 of other Company indebtedness payable to Matthew Rosen, Fusion’s Chief Executive Officer, and $2,000 payable to another Director of the Company.  Gross cash proceeds from the Series B-2 Offering were $16,428,000, and were used to partially finance the acquisition of the Broadvox Assets and for general corporate purposes.

Each share of Series B-2 Preferred Stock has a Stated Value of $1,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share (the “Preferred Conversion Price”), subject to adjustment.  Subject to the other terms of the Series B-2 Preferred Stock, the Series B-2 Preferred Stock sold to the Investors is convertible into an aggregate of 184,800,000 shares of the Company’s common stock (the “Conversion Shares”).

The Investor Warrants may be exercised at any time following the Share Authorization Date (as defined below), for a number of Warrant Shares that is equal to 40% of the Stated Value divided by one hundred and twenty 125% of the Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications (the “Investor Warrant Exercise Price”).  Each Investor Warrant will be exercisable at the Investor Warrant Exercise Price for a five-year term commencing on the date of issuance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

The Series B-2 Preferred Stock may not be converted, and the Investor Warrants may not be exercised, until the effective date of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock sufficient to permit all of the outstanding Series B-2 Preferred Stock and Investor Warrants to be converted or exercised, as the case may be, into the Company’s common stock (the “Share Authorization Date”).  On January 30, 2014, the Company filed a proxy statement with the SEC seeking stockholder authorization to increase the number of authorized shares of common stock.

Subject to certain exceptions, the Company also agreed that, within 45 days following the Share Authorization Date, it will file a registration statement with the SEC registering the resale of the Conversion Shares and the Investor Warrant Shares, and to use its reasonable commercial efforts to cause the registration statement to become effective not more than 150 days thereafter.  The registration rights agreement with the Investors provides that in the event the Company fails to timely file the registration statement, fails to cause the registration statement to become effective within the time provided, or fails to provide Investors with an effective registration statement permitting re-sales by the Investors, then as liquidated damages and not as a penalty, the Company is required to pay each Investor an amount equal to 1% of the aggregate amount invested by such Investor for each 30-day period or pro rata portion thereof following the date by which such registration statement should have been filed or become effective; provided, that the maximum payment to each Investor shall not exceed 6% of the aggregate amount invested by such Investor.

Commencing January 1, 2016, the Company has the right to force the conversion of the Series B-2 Preferred Stock into common stock at the Preferred Conversion Price; provided that the volume weighted average price for Fusion’s Common stock is at least $0.25 for ten consecutive trading days.  In addition, shares of Series B-2 Preferred Stock bear a cumulative 6% annual dividend payable quarterly in arrears commencing March 31, 2014, in cash or shares of common stock, at the option of the Company.

The Investor Warrants provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the Investor Warrant Exercise Price.  As a result, the Investor Warrants are deemed not indexed to the Company’s common stock under the guidance provided by ASC Topic 815.  Accordingly, the Company recognized a derivative liability of approximately $6.0 million at December 31, 2013 for the fair value of the Investor Warrants based on a Black-Scholes valuation.

Holders of Series B-2 Preferred Stock have liquidation rights that are senior to those afforded to holders of the Company’s other equity securities, and holders of Series B-2 Preferred Stock are entitled to vote as one group with holders of common stock on all matters brought to a vote of holders of common stock (with each share of Series B-2 Preferred Stock being entitled to that number of votes into which the registered holder could have converted the Series B-2 Preferred Stock on the record date for the meeting at which the vote will be cast).  Holders of common stock are also entitled to vote as a separate class on all matters adversely affecting such class.

The Company sold the Series B-2 Preferred Stock and Investor Warrants through its officers and directors, in conjunction with the assistance of certain select broker-dealers.  The Company paid aggregate cash compensation to the broker-dealers of $0.7 million, and issued or is obligated to issue warrants to the broker-dealers or their respective designees to purchase 4,486,900 shares of the Company’s common stock.  Such warrants are exercisable for a period of 5 years at an exercise price of $0.125 per share and the shares of common stock issuable upon exercise of such warrants are afforded the same registration rights as are provided to purchasers of Series B-2 Preferred Stock

Between October 22, 2012 and October 24, 2012, the Company entered into subscription agreements with 91 accredited investors, pursuant to which the Company sold 6,027.75 investment Units consisting of (a) 6,027.75 shares of its Series B-1 Preferred Stock, (b) Fixed Warrants (the “Fixed Warrants”) to purchase 22,013,915 shares of Fusion’s common stock (the “Fixed Warrant Shares”), and (c) Contingent Warrants (the “Contingent Warrants”) to purchase 11,006,958 shares of Fusion’s common stock for gross proceeds of $6,027,750 (the “Series B-1 Offering”).  In addition, $750,000 of previously issued notes payable to related parties (see note 13) were converted, and an additional $84,000 of obligations of the Company payable to Mathew Rosen and another member of the Company’s management were satisfied, through the issuance of investment Units on the same terms as those received by the participants in the Series B-1 Offering.  At December 31, 2012, the Company had 6,861.75 shares of Series B-1 Preferred Stock outstanding.

Each share of Series B-1 Preferred Stock had a Stated Value of $1,000, and was convertible into a number of shares of the Company’s common stock that is equal to the Stated Value divided by the volume-weighted-average price of the Company’s common stock for the 10 trading days prior to the closing (the “Series B-1 Preferred Conversion Price”).  Based upon that calculation, and subject to the other terms of the Series B-1 Preferred Stock, the Series B-1 Preferred Stock outstanding as of December 31, 2012 was convertible into an aggregate of 62,672,008 shares of the Company’s common stock.

The Fixed Warrants may be exercised at any time following the Series B-1 Share Authorization Date (as defined below), for a number of Warrant Shares that is equal to fifty (50%) percent of the Stated Value of the Series B-1 Preferred Stock divided by 125% of the Series B-1 Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications (the “Fixed Warrant Exercise Price”).  Each Fixed Warrant is exercisable at the Fixed Warrant Exercise Price for a five-year term commencing on the date of issuance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

The Contingent Warrants contained an “Expiration Event” that was triggered on the filing by the Company with the Federal Communications Commission of a request for the approval of the transfer of the licenses and operating authorities associated with the then pending acquisition of NBS, or a similar business combination.  As of the date of the closing of the Series B-1 Offering, the Company had filed for and received approval from the Federal Communications Commission for the transfer of such licenses and operating authorities related to NBS.  As a result, an Expiration Event occurred and the Contingent Warrants expired.

The Series B-1 Preferred Stock could not be converted, and the Fixed Warrants could not be exercised, until the effective date of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock sufficient to permit all of the outstanding Series B-1 Preferred Stock and Fixed Warrants to be converted or exercised, as the case may be, into shares of Fusion’s common stock (the “Series B-1 Share Authorization Date”).  The Company received stockholder authorization to increase the number of authorized shares of common stock to 550,000,000 shares on February 15, 2013.  The amendment was filed with the Secretary of State of Delaware on February 21, 2013.  Upon such filing, the Series B-1 Share Authorization Date was fixed, the Series B-1 Preferred Stock became convertible in accordance with its terms and the Fixed Warrants became exercisable.

On September 30, 2013, in accordance with the terms of the Series B-1 Preferred Stock, the Company caused all of the outstanding Preferred Shares to be converted into 62,672,008 shares of common stock.  No shares of Series B-1 Preferred Stock were outstanding as of December 31, 2013.

The Series B-1 Offering was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) and Rule 506 of Regulation D thereunder.  The Company incurred approximately $295,000 of expenses, including commissions and legal fees, related to the offering.  The net proceeds of approximately $5,732,000 were used to:

●	Repay $250,000 borrowed from Marvin Rosen and another Fusion director on September 17, 2012.

●	Repay a $300,000 unrelated party loan received on June 22, 2012.

●	Repay approximately $173,000 in satisfaction of all amounts due to the issuer of the letter of credit that was drawn down in 2011.

●	Fund a portion of the purchase price of the acquisition of NBS; and

●	For general corporate purposes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

As of December 31, 2013 and 2012, Fusion had an aggregate of 5,045 shares of Series A-1, A-2 and A-4 Cumulative Convertible Preferred Stock outstanding.  Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum payable in arrears, when, as and if declared by the Company’s Board of Directors, on January 1 of each year.  The following table summarizes the activity in the Company’s various classes of preferred stock for the years ended December 31, 2013 and 2012:

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series A-4 Preferred Stock		Series B-1 Preferred Stock		Series B-2 Preferred Stock		Total
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$

Balance at December 31, 2011	2,375	24	2,625	26	45	-	-	-	-	-	5,045	50
Issuance of shares for cash							6,028	60			6,028	60
Conversion of notes payable							834	9			834	9
Balance at December 31, 2012	2,375	24	2,625	26	45	-	6,862	69	-	-	11,907	119
Conversion of notes payable									2,052	21	2,052	21
Conversion of preferred stock into common stock							(6,862)	(69)			(6,862)	(69)
Issuance of shares for cash									16,428	164	16,428	164
Balance at December 31, 2013	2,375	24	2,625	26	45	-	-	-	18,480	185	23,525	235

Common Stock
During the year ended December 31, 2013, the Company entered into subscription agreements with 60 accredited investors, under which the Company issued an aggregate of 50,257,163 shares of common stock and five-year warrants to purchase 25,128,583 shares of the Company’s common stock for aggregate consideration of $4.1 million.   The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the 10 trading days prior to the date of closing.

Also during the year ended December 31, 2013, an executive officer of the Company converted $102,500 due to him into 1,177,965 shares of common stock and warrants to purchase 588,983 shares of the Company’s common stock, and another director of the Company converted $5,733 due to him into 76,237 shares of common stock and warrants to purchase 38,119 shares of common stock.  The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the 10 trading days prior to the date of conversion.

During the year ended December 31, 2013, the Company issued an aggregate of 955,564 shares of common stock to third parties for services valued at $98,251.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

As of December 31, 2013 and 2012, the number of shares of common stock that the Company is authorized to issue was 550,000,000 and 300,000,000, respectively, and the number of shares of common stock issued and outstanding were 303,833,242 and 178,250,533, respectively.

Stock Options and Warrants
In accordance with the Company's 2009 Stock Option Plan, the Company reserved 7,000,000 shares of common stock for issuance to employees at exercise prices determined by the Board of Directors.  On February 15, 2013, the Company’s stockholders ratified an increase in the number of shares available for issuance under the 2009 Stock Option Plan to 16,500,000.  Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant. The Company has also reserved 2,617,400 shares for issuance in the event of exercise of outstanding options granted under the now expired 1998 Stock Option Plan

The following summary presents information regarding outstanding options as of December 31, 2013 and 2012 and changes during the years then ended with regard to all options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2011	6,634,261	$0.75	6.86 years
Granted in 2012	2,511,500	0.11
Forfeitures in 2012	(147,291)	0.11
Expirations in 2012	(134,209)	0.21
Outstanding at December 31, 2012	8,864,261	0.58	6.93 years
Granted in 2013	9,043,610	0.08
Forfeitures in 2013	(152,625)	0.11
Expirations in 2013	(184,486)	1.10
Outstanding at December 31, 2013	17,570,760	$0.33	7.81 years

Exercisable at December 31, 2013	6,482,026	$0.73	5.12 years

The following table summarizes information about stock options outstanding as of December 31, 2013:

Range of Exercise Prices	Options Outstanding	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$0.06 - $0.10	10,500,985	9.30	$0.08	990,751	$0.09
$0.11 - $0.17	4,450,375	7.30	0.11	2,872,375	0.11
$0.18 - $0.31	908,000	3.85	0.31	907,500	0.31
$0.39 - $0.69	642,000	3.25	0.69	642,000	0.69
$0.75 - $2.28	175,750	2.45	2.28	175,750	2.28
$2.46 - $4.38	841,150	1.33	3.41	841,150	3.41
$4.70 - $6.45	52,500	1.15	6.20	52,500	6.20
	17,570,760	7.81	$0.33	6,482,026	$0.73

The weighted-average estimated fair value of stock options granted was $.07 and $.08 during the years ended December 31, 2013 and 2012, respectively.  No stock options were exercised during the years ended December 31, 2013 and 2012.  As of December 31, 2013, there was approximately $675,000 of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plan which is expected to be recognized over a weighted-average period of 2.39 years.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

The Company, as part of various debt and equity financing transactions and other agreements, has issued warrants to purchase shares of Fusion’s common stock.  The following summarizes the information relating to warrants issued and the activity during the years ended December 31, 2013 and 2012:

	Number of Warrants	Per Share Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2011	47,615,186	0.08-1.67	$0.25
Granted in 2012	43,827,454	0.01-0.16	0.10
Exercised in 2012	-	-
Expired in 2012	(1,468,161)	0.48-0.64	0.61
Outstanding at December 31, 2012	89,974,479	0.08-1.67	0.18
Granted in 2013	117,691,970	0.01-0.17	0.10
Expired in 2013	(6,875,289)	0.14-0.46	0.28
Exercised in 2013	-	-
Outstanding at December 31, 2013	200,791,160		0.125

All warrants are fully exercisable upon issuance, except for the 59,136,000 Investor Warrants issued as part of the Series B-2 Preferred Offering, which will not become exercisable until the Share Authorization Date.

As a result of the warrants issued in connection with conversions of indebtedness and satisfaction of other liabilities of the Company, the Company recognized a loss on the extinguishment of debt in the amount of $1,105,283 and $335,315 in the years ended December 31, 2013 and 2012, respectively.

15. INCOME TAXES

The provision for income taxes for the years ending December 31, 2013 and 2012 consists of the following:

	2013	2012
Deferred
Federal	$(1,843,000)	$(1,148,000)
State	-	-
	(1,843,000)	(1,148,000)

Current
Federal	-	-
State	51,887
	51,887	-

Change in valuation allowance	1,843,000	1,148,000

Tax Provision	$51,887	$-

The following reconciles the Federal statutory tax rate to the effective income tax rate for the years ended December 31, 2013 and 2012 :

	2013	2012
	%	%
Federal statutory rate	(34.0)	(34.0)
State net of federal tax	(2.9)	(3.9)
Other	1.6	15.9
Change in valuation allowance	36.3	22.0
	1.0	-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

The components of the Company's deferred tax assets and liabilities consist of the following at December 31, 2013 and 2012:

	2013	2012
Deferred income tax assets:
Net operating losses	$44,365,000	$44,144,000
Allowance for doubtful accounts	52,000	102,000
Derivative liability	1,728,000	405,000
Accrued liabilities and other	999,000	398,000
Intangible Assets	504,000	-
Property and equipment	337,000	120,000
	47,985,000	45,169,000

Deferred Income tax Liabilities:
Debt discount	1,664,000	690,000
	1,664,000	690,000
Deferred tax asset, net	46,321,000	44,479,000

Less: Valuation Allowance	(46,321,000)	(44,479,000)

Net Deferred Tax Assets	$-	$-

At December 31, 2013 and 2012, the Company has net operating loss carry forwards of approximately $132.7 million and $129.2 million, respectively, that may be applied against future taxable income, and which expire in various years from 2015 to 2033.  Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances.  Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.  The amount of such limitation, if any has not been determined.

The Company maintains a full valuation allowance for its net deferred tax assets, as the Company’s management has determined that it is more likely than not that the Company will not generate sufficient future taxable income to be able to utilize these deferred tax assets.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,912,283	$355,887
Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable - related parties and accrued expenses
to common stock	$1,003,233	$160,000
Transfer of restricted cash in satisfaction of accounts payable	$-	$274,048
Equipment financing obligation	$359,675	$232,066
Conversion of notes payable - related parties and accrued expenses
to preferred stock	$2,052,000	$834,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

The following table represents cash paid, common stock issued and liabilities assumed for the acquisitions of the Broadvox Assets in 2013 and of NBS in 2012 (see note 3):

	2013	2012
Fair value of assets acquired	$34,139,636	$22,858,244
Cash paid	(32,108,450)	(17,750,000)
Debt issued	-	(600,000)
Common stock issued	-	(1,250,000)
Liabilities assumed	$2,031,186	$3,258,244

17. COMMITMENTS AND CONTINGENCIES

Leases
The Company has various non-cancelable operating lease agreements for office facilities. A summary of the lease commitments under non-cancelable leases for years ending subsequent to December 31, 2013 are approximately as follows:

Year Ending December 31:
2014	2,022,000
2015	1,640,000
2016	777,000
2017	545,000
2018 and thereafter	-
$4,984,000

Rent expense for all operating leases was $1.0 million for each of the years ended December 31, 2013 and 2012.  Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage.  The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

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

Other matters

The Company’s operations were impacted by Hurricane Sandy in October of 2012, and the Company filed a business interruption insurance claim with its insurance carrier for the Company’s estimate of losses it incurred as a result of the storm.  The Company’s consolidated statement of operations for the year ended December 31, 2013 reflects insurance proceeds of approximately $248,000, of which approximately $109,000 is reflected as Revenues, $85,000 is reflected as a reduction in Cost of sales and the remainder as a reduction to Selling, general and administrative expenses.

As of December 31, 2013, the Company has no material outstanding purchase commitments with any equipment vendors.

18. PROFIT SHARING PLAN

The Company has a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements.  Contributions to the plan are made at the discretion of the Board of Directors.  No contributions to the profit sharing plan were made for the years ended December 31, 2013 and 2012.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

19. CONCENTRATIONS

Major Customers
For the year ended December 31, 2013, one customer accounted for more than 10% of the Company’s consolidated revenues.  The amount owed to the Company by this customer was approximately $543,000, or 9% of the Company’s consolidated accounts receivable.

For the year ended December 31, 2012, two customers accounted for more than 10% of the Company’s consolidated revenues, and these two customers combined accounted for 36.6% of the Company’s consolidated revenues.  At December 31, 2012 the aggregate amount owed to the Company by these customers, both of which are in the Company’s Carrier Services business segment, was approximately $150,000, or 5% of the Company’s consolidated accounts receivable.

Geographic Concentrations
The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

For the years ended December 31, 2013 and 2012, the Company generated approximate revenues from customers in the following countries:

	2013	2012
United States	$53,912,000	$37,750,000
Other	7,585,000	6,538,000
	$61,497,000	$44,288,000

Revenues by geographic area are based upon the location of the customers.

Credit Risk
The Company maintains its cash balances in high credit quality financial institutions.  The Company’s cash balances may, at times, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corp.

20. GAIN ON EXTINUGUISHMENT OF ACCOUNTS PAYABLE

In June 2013, pursuant to the advice of counsel and based on applicable laws, the Company determined that it no longer had any liability pertaining to a trade payable associated with the Carrier Services business segment in the amount $2,908,882.  As a result, the Company derecognized the payable from its consolidated balance sheet and recorded a corresponding gain on the extinguishment of debt, net of legal fees in the amount of $25,222.

21. SEGMENT INFORMATION

The accounting and reporting requirements on Disclosures about Segments of an Enterprise and Related Information requires disclosures of segment information on the basis that is used internally for evaluating segment performance and for determining the allocation of resources to the operating segments.

The Company has two reportable segments that it operates and manages – Carrier Services and Business Services.  These segments are organized by the products and services that are sold and the customers that are served.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins.  The Company’s measurement of segment profit exclude the Company’s executive, administrative and support costs.  The Company’s segments and their principal activities consist of the following:

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
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
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

Operating segment information for the years ended December 31, 2013 and 2012 is summarized as follows:

2013
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$31,122,771	$30,373,849	$-	$61,496,620
Cost of revenues (exclusive of
depreciation and amortization)	27,842,245	14,874,931	-	42,717,176
Gross profit	3,280,526	15,498,918	-	18,779,444
Depreciation and amortization	222,943	3,261,932	87,099	3,571,974
Selling, general and administrative expenses	3,070,678	10,298,063	5,387,584	18,756,325
Interest expense	-	(2,300,237)	(338,012)	(2,638,249)
Loss on extinguishment of debt			(1,105,283)	(1,105,283)
Loss on change in fair value of derivative liability			(598,292)	(598,292)
Other income (expenses)	(180,948)	104,548	53,403	(22,997)
Gain on extinguishment of accounts payable	2,883,660	-	-	2,883,660
Provision for income taxes	-	(26,887)	(25,000)	(51,887)
Net income (loss) from continuing operations	$2,689,617	$(283,653)	$(7,487,867)	$(5,081,903)

Total assets	$3,021,463	$58,487,324	$7,441,874	$68,950,661

Capital expenditures	$180,415	$1,111,386	$15,548	$1,307,349

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

2012
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$37,457,674	$6,829,835	$-	$44,287,509
Cost of revenues (exclusive of
depreciation and amortization)	34,031,165	3,631,206	-	37,662,371
Gross profit	3,426,509	3,198,629	-	6,625,138
Depreciation and amortization	340,624	571,493	86,672	998,789
Selling, general and administrative expenses	3,299,648	3,491,077	3,648,242	10,438,967
Interest expense	-	(384,815)	(238,645)	(623,460)
Loss on extinguishment of debt			(335,315)	(335,315)
Loss on change in fair value of derivative liability			799,500	799,500
Other income (expenses)	(337,749)	26,197	34,857	(276,695)
Provision for income taxes	-			-
Net loss from continuing operations	$(551,512)	$(1,222,559)	$(3,474,517)	$(5,248,588)

Total assets	$2,235,099	$23,079,280	$1,754,048	$27,068,427

Capital expenditures	$107,121	$272,922	$18,933	$398,976

The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services business segments.  The amounts reflected as Corporate & Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Non-current liabilities:
As of December 31, 2013:
Derivative liability		$10,515,472		$10,515,472
As of December 31, 2012:
Derivative liability		$1,066,000		$1,066,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

23. RELATED PARTY TRANSACTIONS

Upon the closing of the acquisition of NBS on October 29, 2012, the purchase price was adjusted for an additional amount payable to the Sellers of NBS of approximately $1.1 million following the application of certain working capital adjustments as set forth in the purchase agreements.  Approximately $226,000 and $1,160,000 remained outstanding to the Sellers of NBS as of December 31, 2013 and 2012, respectively.  These amounts are reflected in Related party payable in the accompanying consolidated balance sheets.

In addition to the financing transactions discussed in notes 13 and 14, the Company’s Desk Space Use and Occupancy Agreement that was entered into on March 29, 2011 with an entity affiliated with Marvin Rosen continues on a month to month basis. As of December 31, 2013 and 2012, the Company had received $0 and $22,500 of advance payments in connection with this agreement, which is reflected in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

24. SUBSEQUENT EVENTS

At a closing held on January 24, 2014 (the “Second Closing”), the Company accepted subscriptions from and issued to a total of 39 accredited investors an aggregate of 4,358 shares of its Series B-2 Preferred Stock and Investor Warrants to purchase 13,945,600 shares of the Company’s common stock and received gross cash proceeds of $4,358,000.  The proceeds, net of transaction expenses, will be used for general corporate purposes.   The Series B-2 Preferred Stock and Investor Warrants issued to Investors in the Second Closing contain terms that are identical to those described in note 14.  In addition, since the Investor Warrants issued in the Second Closing are not indexed to the Company’s common stock, the Company recognized a derivative liability associated with these warrants in the amount of $1.3 million.

On March 28, 2014, the Company held its 2013 Annual Meeting of Stockholders (the “Annual Meeting”) at which, among other things, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 550,000,000 to 900,000,000. The amendment was filed with the Secretary of State of Delaware on March 28, 2014. Upon such filing, the Share Authorization Date was fixed, the Series B-2 Preferred Stock became convertible in accordance with its terms and the Investor Warrants became exercisable.