Form 10-K/A
period 2013-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2014-04-18
CIK 1071411

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by the OTCQB Marketplace (“OTCQB”) on June 30, 2013 of $0.07 per share, was $10,800,586.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 304,046,486 shares of common stock are issued and outstanding as of March 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

 None

Table of Contents

PART III	1

Item 10. Directors, Executive Officers and Corporate Governance	1

Item 11. Executive Compensation.	7

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters	11

Item 13. Certain Relationships, Related Transactions, and Director Independence	13

Item 14. Principal Accounting Fees and Services	14

PART IV	15

Item 15. Exhibits, Financial Statements.	14

SIGNATURES	21

Exhibit 31.1	22

Exhibit 31.2	23

Exhibit 32.1	24

Exhibit 32.2	25

EXPLANATORY NOTE

Fusion Telecommunications International Inc. (“we”, “Fusion” or “the Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Report”), to include the information required by Part III (Items 10, 11, 12, 13 and 14).  Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is changed by this Amendment No. 1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Company’s Board of Directors (the “Board”) and the Company’s Executive Officers, together with their respective ages and certain biographical information are set forth below, along with, in the case of Directors, a description of the qualifications that led the Board to conclude that the individual should serve as a Director:

Name	Age	Position
Marvin S. Rosen	73	Chairman of the Board
Philip D. Turits	80	Secretary, Treasurer and Director
Matthew D. Rosen	41	Chief Executive Officer and Director
E. Alan Brumberger	73	Director
Jack Rosen	66	Director
William Rubin	59	Director
Paul C. O'Brien	73	Director
Michael J. Del Giudice	70	Director
Larry Blum	70	Director
Gordon Hutchins, Jr.	64	President, Chief Operating Officer, and Acting Chief Financial Officer
Jonathan Kaufman	54	President, Business Services
Jan Sarro	59	Executive Vice President – Marketing and Business Development

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Mr. Rosen co-founded the Company in 1997. He has served as the Chairman of our Board of Directors since November 2004, Chairman of our Executive Committee since September 1999, Vice Chairman of the Board of Directors from December 1998 to November 2004 and has been a member of our Board since March 1998. He served as our Chief Executive Officer from April 2000 until March 2006. In 1983 he joined the international law firm of Greenberg Traurig as a Partner specializing as a Corporate Securities Lawyer active in many Public Offerings and Private Placements. He remained an active practicing lawyer until 2000 and continued to be of Counsel until early 2009.  In January of 2014 Mr. Rosen rejoined Greenberg Traurig as a shareholder.  Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 until January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Center for Justice and Human Rights and the Howard Gilman Foundation. Previously, he was Budget and Finance Chairman for the Summit of the Americas and Chairman of the Florida Housing Finance Agency. Mr. Rosen served on the Board of Directors of Terremark Worldwide, Inc. from 2000 until its sale to Verizon in 2011. Mr. Rosen is also a Principal with Emerald Point Capital Partners, L.L.C., a firm that raises capital primarily for hedge funds and private equity funds. The Board believes that Mr. Rosen’s background as the co-founder and former CEO of the Company, a Principal with a financial services firm, a securities attorney and a director of a public company provides him with the industry, financial, legal, and leadership experience to advise the Board on valuable strategic and tactical matters.  Mr. Rosen’s son, Matthew, is our current Chief Executive Officer, and serves on our Board of Directors.

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

Matthew D. Rosen, Chief Executive Officer and Director

Mr. Rosen has served as a Director since May 2005 and has been our Chief Executive Officer since March of 2006. He served as President from March 2006 until March 2008, as Chief Operating Officer from August 2003 to March 2006, as Executive Vice President and Chief Operating Officer between February 2002 and August 2003, as Executive Vice President and President of Global Operations between November 2000 and January 2002 and as President of US Operations between March 2000 and November 2000. From 1998 to 2000, he held various management positions, including President of the Northwest and New England Operations for Expanets, an integrated network communications service provider with $1.3 billion of annual revenue. From 1996 to 1998 he was Corporate Director of Operations for Oxford Health Plans, a health care company with $4 billion of annual revenue, where he worked on developing and executing turnaround strategies. Prior to his role as Corporate Director of Operations, Mr. Rosen held an executive position in a start-up healthcare technology subsidiary of Oxford where he played an integral part in developing strategy and building its sales, finance and operations departments. Prior to Oxford, Mr. Rosen was an investment banker in Merrill Lynch’s corporate finance department. The Board believes that Mr. Rosen’s background as our current Chief Executive Officer and former Chief Operating Officer of the Company, a senior executive in the telecommunications industry, an experienced operations executive and an investment banker provides him with the industry, operational, financial and leadership experience to advise on all aspects of the Company’s business.  Mr. Rosen is the son of our Chairman of the Board, Marvin Rosen.

E. Alan Brumberger, Director

Mr. Brumberger has served as a Director since March 1998. Currently, Mr. Brumberger is the Chief Executive Officer of Emerald Point Capital Partners, L.L.C. He formerly was a partner in Andersen & Co. and its predecessor firms, from 1997 to 2004. From 1995 through 1997, he was a Managing Director of the Taylor Companies and from 1994 through 1995 he was a Managing Director of Brenner Securities, Inc. From 1983 through 1990, Mr. Brumberger was a Managing Director of Drexel Burnham Lambert and a member of the Underwriting and Commitment Committees. Prior to that, he was a Managing Director of Shearson American Express and a partner at Loeb, Rhoades & Co., a predecessor of Shearson American Express. Mr. Brumberger served for three years as President and Chief Executive Officer of Shearson American Express International Limited, the firm’s international investment banking business in London.  The Board believes that Mr. Brumberger’s background as the current Chief Executive Officer of a financial services firm, an experienced leader in the finance and securities industry and an investment banker provides him with the financial and leadership experience to provide input to the Board, particularly on financial matters.

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

Paul C. O’Brien, Director

Mr. O’Brien has served as a Director since August 1998. Since January 1995, Mr. O’Brien has served as the President of the O’Brien Group, Inc., a consulting and investment firm. From February 1988 until December 1994, he was the President and Chairman of New England Telephone (a subsidiary of NYNEX), a Telecommunications company. Mr. O'Brien also serves on the Board of Directors of Sonexis and Extream TV. He is also on the Advisory Board of Sovereign Bank.  The Board believes that Mr. O’Brien’s background as President of a consulting and investment firm, Chairman of a major telecommunications enterprise and a corporate director provides Mr. O’Brien with the industry, operational, financial, and leadership experience to effectively guide the Board on all aspects of the Company’s business.

Michael J. Del Giudice, Director

Mr. Del Giudice has served as a Director since November 2004. He is a Senior Managing Director of Millennium Credit Markets LLC and Senior Managing Director of MCM Securities LLC, both of which he co-founded in 1996. Mr. Del Giudice also serves as Chairman of Rockland Capital Energy Investments LLC, founded in April 2003. Mr. Del Giudice has been a Member of the Board of Directors of Consolidated Edison Company of New York, Inc. since 1999, and is currently a member of its Audit Committee and Chairman of its Corporate Governance and Nominating Committee. Mr. Del Giudice has served as a director of Reis, Inc. since 2007 and was a director of Barnes and Noble, Inc. through September 2010. He is also Vice Chairman of the New York Racing Association and serves as Chairman of the Governor’s Committee on Scholastic Achievement. Mr. Del Giudice was a General Partner and Managing Director at Lazard Freres & Co. LLC from 1985 to 1995. From 1983 to 1985, Mr. Del Giudice was Chief of Staff to New York Governor Mario M. Cuomo. He served from 1979 to 1981 as Deputy Chief of Staff to Governor Hugh L. Carey and from 1975 to 1979 as Chief of Staff to the Speaker of the Assembly.  The Board believes that Mr. Del Giudice’s background as a Senior Managing Director of securities and investment firms, an investment banker, Chief of Staff to the Governor and an active corporate director provides Mr. Del Giudice with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Larry Blum, Director

Mr. Blum has served as a Director since February 2012. He has been a Senior Advisor for Marcum LLP (formerly known as Marcum Rachlin), independent registered public accountants, since 2011.  For more than 18 years, Mr. Blum served as the Managing Partner of Rachlin LLP, directing the firm’s growth to its position as Florida’s largest independent accounting and business advisory firm up until its merger with Marcum LLP in 2009.  Mr. Blum has also served as a litigation advisor and is a member of the Florida Bar.  The Board believes that Mr. Blum’s background as a managing partner of a public accounting firm and his expertise in the areas of strategic planning, mergers and acquisitions and domestic and international taxation provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

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

Jonathan Kaufman, President, Business Services

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

Jan Sarro, Executive Vice President – Marketing and Business Development

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

The Company’s By-laws provides that the number of members of the Company’s Board shall be not less than seven nor more than seventeen and that a Director’s term extends from the date of his or her election at each Annual Meeting of Stockholders until the Company’s next Annual Meeting of Stockholders.  There are currently nine Directors on the Board.

The Board held 13 meetings in 2013.  All incumbent Directors attended at least 75% of the meetings that were held.

Committees of the Board

The Board has established a Compensation and Nominating Committee, a Strategic and Investment Banking Committee and an Audit Committee (collectively the “Committees”) to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of the Committees and their current members are set forth below:

Compensation and Nominating Committee

The primary functions of our Compensation and Nominating Committee (the “Compensation Committee”) are:

●	to review and recommend to our Board of Directors compensation and equity plans, policies and programs;
●	to approve Executive Officer compensation;
●	to administer the Company’s equity compensation plans;
●	to assess risk within our compensation policies and practices;
●	to review and recommend to our Board of Directors the nominees for election as Directors of the Company; and
●	to review related Board of Directors development issues including succession planning and evaluation.

During 2013, the members of our Compensation Committee were Michael J. Del Giudice– Chairman, Paul C. O'Brien and Larry Blum, each of whom was a non-employee member of our Board.  Our Board has determined that each of the Directors serving on our Compensation Committee is independent within the existing standards of The NASDAQ Stock Market.  The charter of our Compensation Committee is posted on our website (www.fusiontel.com), and a copy of the charter can be obtained by contacting our Corporate Secretary at:
 Fusion Telecommunications International, Inc.
Attention: Corporate Secretary
420 Lexington Avenue, Suite 1718
New York, New York 10170

The information on our website is neither incorporated by reference nor a part of this report.  The Compensation Committee held three meetings during 2013.

Strategic and Investment Banking Committee

The members of our Strategic and Investment Banking Committee (the “Strategic Committee”) are Marvin S. Rosen – Chairman, E. Alan Brumberger, Michael Del Giudice, and Philip D. Turits.  Our Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of potential mergers and acquisitions. There is no written charter for the Strategic Committee. The Strategic Committee acts at the direction of the Board of Directors. The Strategic Committee did not meet in 2013.

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

The members of our Audit Committee in 2013 were Paul C. O'Brien – Chairman, Michael Del Giudice and Larry Blum, each of whom was a non-employee member of our Board.  Michael Del Giudice is our Audit Committee Financial Expert within the meaning of SEC Rules.  Our Board has also determined that each of the Directors serving on our Audit Committee is independent within the meaning of the Rules of the SEC and within the existing standards of The NASDAQ Stock Market.  The charter of our Audit Committee is posted on our website (www.fusiontel.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary.  The information on our website is neither incorporated by reference nor a part of this report. The Audit Committee held four meetings in 2013.

Audit Committee Report

With respect to the year ended December 31, 2013, in addition to its other work, the Audit Committee:

●
Reviewed and discussed with management and Rothstein Kass, our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2013 and the year then ended.

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

Based on the review and discussion summarized above, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the 2013 Annual Report on Form 10-K for filing with the SEC.

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

Based solely upon the Company’s review of Forms 3 and 4 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and any written representation from a reporting person (as defined in Item 405 of Regulation S-K) that no Form 5 is required, during the Company’s most recent fiscal year no reporting person failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except for: Alan Brumberger, who filed one late report on Form 4: Michael Del Giudice, who filed one late report on Form 4; Larry Blum, who filed three late reports on Form 4; William Rubin, who filed two late reports on Form 4; Jack Rosen, who filed one ate report on Form 4; Philip Turits, who filed two late reports on Form 4; Marvin Rosen, who filed one late report on Form 4; and Matthew Rosen, who filed one late report on Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for (i) our Principal Executive Officer, (ii) our two most highly compensated Executive Officers (other than our Principal Executive Officer), who were serving as such on December 31, 2013, and whose annual compensation exceeded $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an Executive Officer at December 31, 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary (1) ($)	Bonus (1,2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Matthew D. Rosen	2013	$350,000	$562,500	$56,331	$3,311	$972,142
Chief Executive Officer	2012	$350,000	$-	$28,896	$3,004	$381,900

Gordon Hutchins, Jr.,	2013	$250,000	$60,000	$27,418	$541	$337,959
President, Chief Operating Officer and Acting Chief Financial Officer	2012	$250,000	$-	$18,610	$234	$268,844

Jonathan Kaufman	2013	$200,000	$35,000	12,866	12,228	260,094
President, Business Services (5)	2012	$33,333	$50,000	$539	$-	$83,872

(1)	Included in these columns are amounts earned, though not necessarily received, during the corresponding fiscal year.

(2)	Mr. Rosen agreed to except $150,000 of the bonus awarded to him in 2013 in the form of the Company’s equity securities.

(3)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2013 and 2012, for option awards pursuant to the Company's 1998 and 2009 Stock Option Plans, and may include amounts from awards granted both in and prior to 2013. The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)	Represents life insurance premiums paid by the Company.

(5)
Mr. Kaufman’s employment with the Company commenced on October 29, 2012, and he received a $50,000 bonus in the form of shares of the Company’s common stock upon entering into his employment agreement with the Company.

Employment Agreements, Termination of Employment and Change-In-Control Arrangement

We currently have an employment agreement with Matthew Rosen, our Chief Executive Officer.  Mr. Rosen's employment agreement was initially executed on November 11, 2004, and was renewed and extended in 2006, 2008, 2010, 2012 and, on December 29, 2013, the agreement was extended through September 30, 2015, unless terminated by either party on 90 days’ notice.  The agreement provides for (a) an annual salary of not less than $350,000, (b) a one-time bonus equal to 50% of his annual salary at such time as Fusion achieves positive EBITDA (earnings before income taxes, depreciation and amortization) and (c) a minimum annual bonus equal to 25% of his annual salary; provided that the minimum annual bonus shall be at least 50% of his annual salary for years subsequent to fiscal year 2013 in which the Company achieves annual positive EBITDA. Mr. Rosen voluntarily waived his bonus from December 2006 through December 2012.  In connection with clause (b), Mr. Rosen was awarded a one-time bonus of $175,000 in 2013.  On August 29, 2013, Mr. Rosen agreed to accept $100,000 of this bonus in the form of 1,129,426 shares of the Company’s common stock and warrants to purchase 574,713 shares of the Company’s common stock and at an exercise price of $0.109 per share.  On December 31, 2013, Mr. Rosen agreed to accept $50,000 of this bonus in the form of 50 shares of the Company’s Series B-2 Preferred Stock and warrants to purchase 160,000 shares of the Company’s common stock at an exercise price of $0.125 per share.  In connection with clause (c), Mr. Rosen received a cash bonus of $87,500 related to fiscal 2013.  In addition, the Board of Directors awarded, and Mr. Rosen received, a one-time cash bonus of $300,000 in connection with the acquisition, debt and equity transactions that were consummated on December 31, 2013.

In the event that his employment is terminated without cause, including by change of control, Mr. Rosen’s employment agreement provides that Mr. Rosen will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus and a lump sum of 200% of his base salary and 200% of his highest annual bonus for the three years preceding his termination. Had such an event occurred on December 31, 2013, the amount due to Mr. Rosen would have been $875,000.  The agreement also provides for a one year non-compete provision.  In the event of a sale of the company for an amount in excess of $100 million, Mr. Rosen would receive a bonus equal to 2% of proceeds between $100 million and $200 million, 3% of proceeds between $200 million and $300 million, 4% of proceeds between $300 million and $400 million, and 5% of proceeds over $400 million.

Jonathan Kaufman serves as President – Business Services. Under the two-year employment agreement we entered into with Mr. Kaufman in October 2012, Mr. Kaufman is entitled to a base salary of $200,000 per year and to participate in all benefit programs generally made available to Fusion employees.  He also received a signing bonus of $50,000 in 2012 payable in shares of Fusion common stock upon entering into his employment agreement. The employment period may be extended upon the mutual written agreement of Mr. Kaufman and the Company.  Mr. Kaufman is eligible for such incentive compensation payments, including stock options, as may be awarded by the Compensation Committee and/or the Board, based on performance.  In the event that his employment is terminated without cause, including by change of control, the agreement provides that Mr. Kaufman will receive unpaid base salary accrued through the effective date of the termination plus an amount equal to his then current Base Salary pro-rated for a period of 90 days from the effective date of termination.  Mr. Kaufman’s employment agreement also contains provisions designed to protect the confidentiality of the Company’s proprietary information and restricting Mr. Kaufman from engaging in certain competitive activities for the greater of 36 months from the date of the agreement or one year following the termination of his employment.  In 2013 Mr. Kaufman received a one-time bonus of $35,000 in connection with his efforts related to the Company’s acquisition of the Broadvox assets on December 31, 2013.

Gordon Hutchins Jr. serves as President, Chief Operating Officer, and Acting Chief Financial Officer of the Company.  Mr. Hutchins does not have a written employment agreement with the Company.  Mr. Hutchins’ annual salary is $250,000, and he retains a targeted bonus opportunity equal to 25% of annual salary, based on achievement of corporate performance metrics.  In 2013, Mr. Hutchins received a one-time bonus of $60,000 in connection with his efforts related to the Company’s acquisition of the Broadvox assets on December 31, 2013.

Determination of Executive Compensation

The compensation of our Chief Executive Officer is determined by the Compensation Committee.  The compensation of our other Executive Officers is determined by the Compensation Committee, in consultation with the Chief Executive Officer. In determining the levels and forms of compensation to be paid to our Executive Officers, the Compensation Committee considers overall Company performance, departmental or business segment performance, individual executive performance and experience, internal equity with regard to other executive positions in the Company, general economic conditions, and typical levels and forms of compensation at similarly-sized companies within both the telecommunications industry and in general.

In considering levels and forms of compensation at other companies, the Compensation Committee relies not only on its own knowledge, but also on published salary reviews and compensation studies for the telecommunications industry, for specific executive positions and for industry in general.

The Company’s objective is to provide each of its Executive Officers with a competitive total compensation package that includes base salary, the potential for a performance-based annual cash bonus, and time-based equity incentives.  We endeavor to appropriately balance the levels of fixed compensation and “at risk” compensation, as well as the levels of cash compensation and equity compensation.  Reviews of the compensation of our Executive Officers are conducted by the Compensation Committee on an annual basis.

In addition to cash-based and equity-based compensation, the Company’s Executive Officers are eligible to participate in the same employee benefit programs that are offered to all Company employees, including medical insurance, dental insurance, life insurance, a 401(k) plan, and a variety of other elective benefit plans.  The Company does not offer perquisites or other significant benefits to our Executive Officers that are not otherwise available to all of our employees.

2013 Director Compensation

Our Directors do not receive cash compensation for their services on the Company’s Board or Board Committees.  However, we reimburse our Directors for out-of-pocket expenses associated with their attendance at Board meetings and we grant Directors options under our stock option plans as compensation for their services.

The following table provides information relating to compensation paid to the Company’s Directors for the 2013 fiscal year.

Name	Fees Earned Or Paid In Cash (S)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2) ($)	Total ($)
Marvin S. Rosen	$-	$-	$1,515	$-	$-	$-	$1,515
E. Alan Brumberger	$-	$-	$1,981	$-	$-	$-	$1,981
Michael J. Del Giudice	$-	$-	$1,981	$-	$-	$-	$1,981
Jack Rosen	$-	$-	$1,959	$-	$-	$-	$1,959
Paul C. O'Brien	$-	$-	$1,981	$-	$-	$-	$1,981
Philip D. Turits	$-	$-	$1,515	$-	$-	$-	$1,515
William Rubin	$-	$-	$1,959	$-	$-	$-	$1,959
Larry Blum	$-	$-	$1,981	$-	$-	$-	$1,981

(1)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2013, for option awards pursuant to the Company's 1998 and 2009 Stock Option Plans and may include amounts from awards granted both in and prior to 2013.  The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2013, appearing in our Annual Report on Form 10-K.

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

Under the 2009 Plan, the Company had originally reserved 7,000,000 common shares for the award from time to time of stock options.  On November 30, 2012, the Board of Directors increased the number of common shares reserved for issuance under the 2009 Plan to 16,500,000; and at the Company’s 2012 Annual Meeting of Stockholders held on February 15, 2013, stockholders approved and ratified the increase.  On January 20, 2014, the Board of Directors increased the number of common shares reserved for issuance under the 2009 Plan to 63,000,000; and at the Company’s 2013 Annual Meeting of Stockholders held on March 28, 2014, stockholders approved and ratified this increase.  Stock options awarded under the 2009 Plan may either be options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), or, alternatively, as options that do not so qualify (“Non Qualified Options”).  Any Incentive Stock Options granted under the 2009 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant.

The 2009 Plan is administered by the Compensation Committee of the Board of Directors.  The Compensation Committee will determine, from time to-time, those of our officers, Directors and employees to whom stock options will be granted, as well as the actual number of options granted to each individual, the vesting schedule and the other terms and conditions of the stock options.

As of December 31, 2013, there were outstanding options to purchase 14,953,360 shares of common stock under the 2009 Plan and options to purchase 1,546,640 shares were available for future award.  Effective as of March 31, 2014, 46,623,515 shares were available for future award under the 2009 Plan. In addition, options to purchase 2,615,150 shares of common stock remain outstanding under the now expired 1998 Stock Option Plan, with such options expiring at various dates through 2019.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options, (#) exercisable	Number of securities underlying unexercised options, (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration dates	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)
Matthew D. Rosen	62,143	0	0	$3.15	7/13/2014	0	0	0	0
	62,143	0	0	$4.38	7/13/2014	0	0	0	0
	218,572	0	0	$4.38	7/13/2014	0	0	0	0
	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	132,858	0	0	$2.46	3/6/2016	0	0	0	0
	160,000	0	0	$2.28	6/15/2016	0	0	0	0
	350,000	0	0	$0.69	3/28/2017	0	0	0	0
	350,000	0	0	$0.31	3/25/2018	0	0	0	0
	350,000	0	0	$0.11	3/25/2019	0	0	0	0
	437,500	0	0	$0.12	4/13/2020	0	0	0	0
	291,667	145,833	0	$0.09	10/18/2021	0	0	0	0
	170,000	330,000	0	$0.11	10/16/2022	0	0	0	0
	0	3,561,770	0	$0.085	7/28/2023	0	0	0	0
Total	2,692,025	4,037,603

Gordon Hutchins, Jr.	107,142	0	0	$2.80	3/6/2016	0	0	0	0
	17,858	0	0	$2.65	3/6/2016	0	0	0	0
	175,000	0	0	$0.69	3/28/2017	0	0	0	0
	200,000	0	0	$0.31	3/25/2018	0	0	0	0
	200,000	0	0	$0.11	3/25/2019	0	0	0	0
	250,000	0	0	$0.12	4/13/2020	0	0	0	0
	216,667	108,333	0	$0.09	10/19/2021	0	0	0	0
	110,500	214,500	0	$0.11	10/16/2022	0	0	0	0
	0	1,017,078	0	$0.085	7/28/2023	0	0	0	0
Total	1,277,167	1,339,911

Jonathan Kaufman	85,000	165,000	0	$0.12	11/29/2022	0	0	0	0
	0	684,671	0	$0.085	7/28/2023	0	0	0	0
Total	85,000	849,671

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of each class of our voting securities as of March 31, 2014 by:

●	Each person who beneficially owns more than 5% of our voting securities;
●	Each of our Directors and Named Executive Officers (within the meaning of Item 402(a)(3) of Regulation S-K) individually; and
●	All Executive Officers and Directors as a group.

We have one class of voting securities consisting of our common stock and our Series B-2 Preferred Stock.  Each share of common stock is entitled to one vote per share.  Each share of Series B-2 Preferred Stock is entitled to 10,000 votes. As of March 31, 2014, the total number of voting securities issued and outstanding (“Voting Shares”) was 532,426,486 consisting of (a) 304,046,486 Voting Shares evidenced by 304,046,486 shares of common stock and (b) 228,380,000 Voting Shares evidenced by 22,838 shares of Series B-2 Preferred Stock.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is c/o Fusion Telecommunications International, Inc. 420 Lexington Avenue, Suite 1718, New York, NY 10170. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all Voting Shares shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the that date, including upon the exercise of options, warrants or convertible securities.

We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by such owner, but not those held by any other person, and which are exercisable within 60 days of March 31, 2014, have been exercised or converted.

Name and Address of Beneficial Owner		Number of Voting Shares Beneficially Owned	Percentage of Voting Shares
Larry Blum	(1)	1,864,335	* %
E. Alan Brumberger	(2)	4,332,234	* %
Michael J. Del Giudice	(3)	2,881,198	* %
Jack Rosen	(4)	6,222,174	1.2%
Gordon Hutchins, Jr.	(5)	3,023,372	* %
Paul C. O’Brien	(6)	963,537	* %
Marvin S. Rosen	(7)	75,750,479	13.7%
Matthew D. Rosen	(8)	12,875,783	2.4%
William Rubin	(9)	8,718,693	1.6%
Jan Sarro	(10)	1,887,415	* %
Philip D. Turits	(11)	9,731,757	1.8%
Jonathan Kaufman	(12)	11,389,217	2.1%
All Directors and Executive Officers as a Group (13 persons)		139,640,194	24.2%
________
* Less than 1% of outstanding shares.

(1) Includes (i) 1,043,723 shares of Common Stock held by trusts for which his wife serves as trustee, and (ii) 438,112 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants held by trusts for which his wife serves as trustee, (iii) 57,500 shares of Common Stock issuable upon the exercise of options; and (iv) 32.5 shares of Series B-2 Preferred Stock convertible into 325,000 shares of Common Stock and representing 325,000 Voting Shares held by trusts for which his wife serves as trustee.

(2) Includes (i) 10,715 shares of Common Stock held by trusts for which his wife serves as trustee, (ii) 18,037 shares of Common Stock issuable upon the conversion of preferred stock, (iii) 140,000 shares of Common Stock issuable upon the exercise of options, (iv) 653,382 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants; and (v) 100 shares of Series B-2 Preferred Stock convertible into 1,000,000 shares of Common Stock and representing 1,000,000 Voting Shares.

(3) Includes (i) 140,000 shares of Common Stock issuable upon the exercise of options, (ii) 691,953 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, of which 243,032 are held in the name of Catskill Investor Group, LLC, (iii) 119,760 shares of Common Stock issuable upon the conversion of preferred stock held in the name of Catskill Investor Group, LLC, (iv) 457,876 shares of common stock held in the name of Catskill Investor Group, LLC; and (v) 5 shares of Series B-2 Preferred Stock convertible into 50,000 shares of Common Stock and representing 50,000 Voting Shares.

(4) Includes (i) 1,652,421 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, 1,116,865 of which are held by Rosen Partners, LLC and 480,000 of which are held by Rosen-Kalyuan, LLC, of which Jack Rosen is the managing member, (ii) 57,500 shares of Common Stock issuable upon the exercise of options, (iii) 180,001 shares of Common Stock issuable upon the conversion of preferred stock held by Rosen Partners, LLC, (iv) 2,289,378 shares of common stock held in the name of Rosen Partners, LLC, and; (v) 150 shares of Series B-2 Preferred Stock convertible into 1,500,000 shares of Common Stock and representing 1,500,000 Voting Shares held in the name of Rosen-Kalyuan, LLC.

(5) Includes (i) 2,617,078 shares of Common Stock issuable upon the exercise of options, (ii) 30,121 shares of Common Stock issuable upon the conversion of preferred stock and (iii) 98,395 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants.

(6) Includes (i) 140,000 shares of Common Stock issuable upon the exercise of options, (ii) 59,880 shares of Common Stock issuable upon the conversion of preferred stock, (iii) 191,275 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants; and (iv) 50 shares of Series B-2 Preferred Stock convertible into 500,000 shares of Common Stock and representing 500,000 Voting Shares.

(7) Includes (i) 20,667,672 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, (ii) 140,000 shares of Common Stock issuable upon the exercise of options, (iii) 60,061 shares of Common Stock issuable upon the conversion of preferred stock, (iv) 1,922 shares of Series B-2 Preferred Stock convertible into 19,220,000 shares of Common Stock and representing 19,220,000 Voting Shares; and (v) 80,500 shares of Common Stock held by a Delaware Trust Custodian IRA of Mr. Rosen.

(8) Includes (i) 6,729,628 shares of Common Stock issuable upon the exercise of options, (ii) 35,965 shares of Common Stock issuable upon the conversion of preferred stock, (iii) 1,297,424 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants; and (iv) 76 shares of Series B-2 Preferred Stock convertible into 760,000 shares of Common Stock and representing 760,000 Voting Shares.

(9) Includes (i) 57,500 shares of Common Stock issuable upon the exercise of options, (ii) 200 shares of Series B-2 Preferred Stock convertible into 2,000,000 shares of Common Stock and representing 2,000,000 Voting Shares; and (iii) 2,206,313 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants.

(10) Includes (i) 1,869,341 shares of Common Stock issuable upon the exercise of options, (ii) 12,049 shares of Common Stock issuable upon conversion of preferred stock held by her husband and (iii) 6,025 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants held by her Husband.

(11) Includes (i) 4,286 shares of Common Stock held by his wife, (ii) 2,068,035 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, (iii) 140,000 shares of Common Stock issuable upon the exercise of options, (iv) 5 shares of Series B-2 Preferred Stock convertible into 50,000 shares of Common Stock and representing 50,000 Voting Shares; and (v) 51,117 shares of Common Stock issuable upon the conversion of preferred stock.

(12) Includes (i) 8,500,000 shares of Common Stock held in a trust for which his wife is the beneficiary; and (ii) 934,671 shares of Common Stock issuable upon the exercise of options.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2013.

Plan Category	Number Of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
1998 Stock Option Plan, equity compensation plans approved by security holders	2,617,400	$1.65	-

2009 Stock Option Plan, equity compensation plans approved by security holders	14,953,360	$0.09	1,546,640
Total	17,570,760	$0.33	1,546,640

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer and Director Loans to Company

Between January 1, 2013 and December 27, 2013, Marvin Rosen converted $895,000 of indebtedness of the Company into 10,443,772 shares of the Company’s common stock and five-year warrants to purchase 5,221,886 shares of common stock.  The warrants are exercisable at approximately 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the applicable conversion date.  Also during this period, the Company received a short-term unsecured advance of $100,000 from Mr. Rosen, which was repaid in March of 2014.

On December 31, 2013, Marvin Rosen converted an additional $2,000,000 of indebtedness of the Company into  2,000 shares of Series B-2 Preferred Stock and five-year warrants to purchase 6,400,000 shares of common stock with an exercise price of $0.125 per share.

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

Engagement for Tax Services

On March 6, 2014, the Company engaged Marcum LLP (“Marcum”) to prepare the Company’s tax returns for the year ended December 31, 2013.  The cost of the services to be provided is approximately $40,000.  Larry Blum is a Senior Advisor and a former partner of Marcum.

Director Independence

The Company applies the standards of The NASDAQ Stock Market, for determining the independence of the members of its Board of Directors and Board committees. Based upon its application of those standards, the Board of Directors has determined that the following members of the Company’s Board of Directors (and committee members, as applicable) are independent:

Larry Blum
E. Alan Brumberger
Jack Rosen
William Rubin
Paul C. O'Brien
Michael J. Del Giudice

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company for the years ended December 31, 2013 and 2012 by the Company’s principal accounting firm, Rothstein Kass (“RK”), are as follows:

Audit and Audit-Related Fees

The fees billed for professional services rendered by RK for the years ended December 31, 2013 and 2012 were approximately $233,000 and $175,000.  These professional services included fees associated with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.

Tax Related Fees

The fees billed for tax-related services rendered by RK during the years ended December 31, 2013 and 2012 were approximately $28,000 and $19,000, respectively.

All Other Fees

Fees for other services that were not included in the categories above during the years ended December 31, 2013 and 2012 were approximately $22,000 and $61,000, respectively.  These fees were primarily for audit and due diligence services related to business acquisition transactions undertaken by the Company.

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

Prior to engagement of the independent accounting firm for the audit of the Company’s 2014 consolidated financial statements, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of the three categories of services.

Audit and audit-related services include audit work performed in the preparation of annual financial statements, reviews of the Company’s interim financial statements and work that generally only the independent accountants can reasonably be expected to provide, including comfort letters, statutory audits, employee benefit plan audits and attest services and consultation regarding financial accounting and/or reporting standards.

Other Fees are those fees associated with services not captured in the other categories, including due diligence and other audit services related to mergers and acquisitions.

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

10.93	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, Fusion Telecommunications International, Inc., and Fusion BVX, LLC (18)
10.94	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (18)
10.95	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; Fusion Telecommunications International, Inc. and Fusion BVX LLC (18)
10.96	Transition Services Agreement by and among BroadvoxGO!, LLC, Cypress Communications, LLC, Fusion BVX LLC and Fusion Telecommunications International, Inc. (18)
14	Code of Ethics of Registrant (8)
21.1	List of Subsidiaries (19)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS***	XBRL Instance Document (19)
101.SCH***	XBRL Taxonomy Extension Schema Document (19)
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document (19)
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document (19)
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document (19)
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document (19)

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 25, 2010, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.

(9)	Identical to Certificate of Rights and Preferences of Series A-2 Preferred Stock filed as an exhibit to Form 8-K on May 9, 2007.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2013 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.

(19)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference.

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: April 18, 2014	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: April 18, 2014	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer, Principal Accounting Officer and Acting Chief Financial Officer