Form 10-Q
period 2014-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2014-05-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 13, 2014.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	6,147,257

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,392,313	$6,176,575
Accounts receivable, net of allowance for doubtful accounts of
approximately $273,000 and $381,000, respectively	6,031,346	5,828,389
Prepaid expenses and other current assets	2,824,674	2,704,787
Total current assets	17,248,333	14,709,751
Property and equipment, net	11,009,231	11,193,355
Other assets:
Security deposits	585,083	585,083
Restricted cash	1,163,872	1,163,872
Goodwill	5,222,088	5,124,130
Intangible assets, net	33,377,075	35,048,818
Other assets	1,092,267	1,125,652
Total other assets	41,440,385	43,047,555
TOTAL ASSETS	$69,697,949	$68,950,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$775,000	$625,000
Notes payable - related parties	125,000	310,714
Equipment financing obligations	217,407	245,138
Escrow payable	50,000	295,000
Accounts payable and accrued expenses	9,738,842	11,161,550
Related party payable	-	226,148
Current liabilities from discontinued operations	55,000	55,000
Total current liabilities	10,961,249	12,918,550
Long-term liabilities:
Notes payable - non-related parties, net of discount	36,642,732	36,788,987
Notes payable - related parties	1,478,081	1,478,081
Equipment financing obligations	130,863	167,614
Derivative liability	9,207,132	10,515,472
Other long-term liabilities	95,963	131,627
Total liabilities	58,516,020	62,000,331
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
27,883 and 23,525 shares issued and outstanding	279	235
Common stock, $0.01 par value, 18,000,000 shares authorized,
6,147,257 and 6,076,665 shares issued and outstanding (1)	61,472	60,766
Capital in excess of par value (1)	169,414,707	166,625,599
Accumulated deficit	(158,294,529)	(159,736,270)
Total stockholders' equity	11,181,929	6,950,330
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,697,949	$68,950,661

(1)  Share and dollar amounts have been retroactively restated to reflect the 1 for 50 reverse stock split effective May 13, 2014.

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$22,904,829	$16,168,421
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	12,229,032	11,751,596
Gross profit	10,675,797	4,416,825
Depreciation and amortization	2,567,491	849,915
Selling general and administrative expenses (including
stock-based compensation of approximately $69,000 and
$48,000 for the three months ended March 31, 2014
and 2013, respectively)	7,819,397	4,267,597
Total operating expenses	10,386,888	5,117,512
Operating income (loss)	288,909	(700,687)
Other (expenses) income:
Interest expense	(1,394,546)	(659,519)
Loss on extinguishment of debt	-	(58,203)
Change in fair value of derivative liability	2,609,947	(133,250)
Other expenses, net	(41,074)	(44,621)
Total other income (expenses)	1,174,327	(895,593)
Income (loss) before income taxes	1,463,236	(1,596,280)
Provision for income taxes	21,495	-
Net income (loss)	1,441,741	(1,596,280)
Preferred stock dividends in arrears	(442,088)	(99,246)
Net income (loss) applicable to common stockholders:	$1,021,148	$(1,695,526)

Basic earnings (loss) per common share (1):	$0.17	$(0.47)

Diluted earnings (loss) per common share (1):	$0.13	$(0.47)
Weighted average common shares outstanding (1):
Basic	6,078,546	3,573,410
Diluted	11,427,988	3,573,410

(1)  Share and per share amounts have been retroactively restated to reflect the 1 for 50 reverse stock split effective May 13, 2014.

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,441,741	$(1,596,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,567,491	849,915
Loss on sale of accounts receivable	41,039	83,484
Bad debt expense (recovery)	80,000	(19,140)
Stock-based compensation	68,900	47,831
Stock and warrants issued for services rendered or in settlement of liabilities	29,667	-
Amortization of debt discount and deferred financing fees	196,029	102,725
Change in fair value of derivative liability	(2,609,947)	133,250
Loss on extinguishment of debt	-	58,203
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(273,544)	(1,019,922)
Prepaid expenses and other current assets	(444,339)	(14,851)
Other assets	(2,649)	26,763
Replenishment of security deposits	-	(137,027)
Accounts payable and accrued expenses	(1,435,234)	1,059,872
Other long-term liabilities	(35,664)	(33,822)
Net cash used in operating activities	(376,510)	(458,999)
Cash flows from investing activities:
Purchase of property and equipment	(749,582)	(405,803)
Payment of obligations related to purchase price of acquisitions	(226,148)	(32,023)
Net cash used in investing activities	(975,730)	(437,826)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	-	763,687
Proceeds from the sale of preferred stock and warrants, net	4,000,898	-
Proceeds from notes payable - related parties	-	100,000
Proceeds from notes payable - non-related parties	-	162,500
Payments on equipment financing obligations	(90,956)	(2,669)
Repayments of notes payable - related parties	(185,714)	(128,571)
Repayments of notes payable - non-related parties	(156,250)	(121,946)
Net cash provided by financing activities	3,567,978	773,001
Net change in cash and cash equivalents:	2,215,738	(123,824)
Cash and cash equivalents, beginning of period	6,176,575	543,214
Cash and cash equivalents, end of period	$8,392,313	$419,390

See accompanying notes to the Condensed Consolidated Interim Financial Statements

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for Fusion Telecommunications International, Inc. and its Subsidiaries (collectively, the “Company”).  These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in condensed consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All material intercompany balances and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

During the three months ended March 31, 2014 and 2013, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Reverse split of common stock

On April 9, 2014, the Company’s Board of Directors approved a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s common stock at a ratio (the “Reverse Split Ratio”) of one for fifty (the “Reverse Stock Split”).  The Certificate of Amendment effecting the Reverse Stock Split was approved by the Company’s stockholders on March 28, 2014.  When the Certificate of Amendment became effective on May 13, 2014, the Reverse Stock Split took place and each 50 shares of outstanding common stock of the Company was combined and automatically converted into one share of the Company’s common stock, with a par value of $0.01 per share, and the number of shares of common stock that the Company is authorized to issue was reduced from 900,000,000 to 18,000,000.  In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants and options to purchase common stock were proportionately adjusted to reflect the terms of the Reverse Stock Split consistent with the terms of such instruments.  No fractional shares were issued as a result of the Reverse Stock Split, and any fractional share to which a stockholder may have been entitled as a result of the Reverse Stock Split was rounded up to the nearest whole share.

As a result of the Reverse Stock Split, all share and per share amounts as of March 31, 2014 and December 31, 2013, as well as for the three months ended March 31, 2014 and 2013, have been restated at the Reverse Split Ratio to give effect to the Reverse Stock Split.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010 and may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of March 31, 2014 and December 31, 2013.  During the three month periods ended March 31, 2014 and 2013, the Company recognized no adjustments for uncertain tax positions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Earnings per share

Basic earnings per share excludes dilution and is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.  For the three months ended March 31, 2014, the computation of diluted earnings per share is as follows:

Numerator:
Income available to common stockholders	$1,021,148
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	99,518
Dividends declared on Series B-2 Convertible Preferred Stock	342,570
$1,463,236

Denominator:
Weighted-average shares outstanding - basic	6,078,546
Dilutive effect of employee stock options	4,568
Dilutive effect of common stock purchase warrants	842,921
Dilutive effect of Series A-1, A-2 and A-4 Convertible Preferred Stock	157,095
Dilutive effect of Series B-2 Convertible Preferred Stock	4,344,858
Weighted-average shares outstanding - diluted	11,427,988

For the three months ending March 31, 2014 and 2013, the following securities were excluded in the calculation of diluted loss per share because their inclusion would be antidilutive:

	2014	2013
Warrants	3,540,999	1,866,925
Stock options	375,266	175,530
Convertible preferred stock	-	1,403,124
	3,916,265	3,445,579

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred Stock”) in the approximate amount of $100,000 and $99,000 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, the Board of Directors had not declared any dividends on the Company’s Series A Preferred Stock, and the Company had accumulated approximately $3,629,000 of preferred stock dividends.  The Board of Directors has declared a dividend of $342,570 for the three months ended March 31, 2014 related to the Company’s Series B-2 Preferred Stock, which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 66,327 shares of the Company’s common stock.

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

The Company recognized a loss on the sale of accounts receivable in the three months ended March 31, 2014 and 2013 of approximately $41,000 and $83,000, respectively, which is recorded in Other income (expenses) in the accompanying consolidated statements of operations.  Approximately $0.7 million and $0.9 million of the Company’s outstanding accounts receivable have been derecognized from the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.   The Company’s obligations to the purchaser of the receivables under the agreement are secured by a first priority lien on the accounts receivable of the Company’s Carrier Services business segment, and by a subordinated security interest on the other assets of the Company’s Carrier Services business segment.  Based on the Company’s evaluation of the creditworthiness of the customers whose receivables the Company sells under this arrangement, the Company does not believe that there is any significant credit risk related to those receivables.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired, and consists of $2.6 million of goodwill recognized in the acquisition of Network Billing Systems, LLC (“NBS”) on October 29, 2012, with the remainder resulting from the Broadvox Transaction described more fully in note 2.  Goodwill at March 31, 2014 and December 31, 2013 was approximately $5.2 million and $5.1 million, respectively.  Goodwill is not amortized but is instead tested annually for impairment.  All of the Company’s goodwill is attributable to its Business Services business segment.  The following table presents the change in goodwill during the three months ended March 31, 2014.  There was no change in goodwill during the three months ended March 31, 2013:

Balance at January 1, 2014	Additions	Other (a)	Balance at March 31, 2014
$5,124,130	-	97,958	$5,222,088

(a) - Amount relates to adjustments to the preliminary purchase price for acquisitions completed on December 31, 2013.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  The Company did not record any impairment charges for the three months ended March 31, 2014 and 2013.

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

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three months ended March 31, 2014 and 2013 includes compensation expense for stock-based payment awards granted prior to March 31, 2014 but not yet vested, based on the estimated grant date fair value.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact of stock-based compensation expense on the Company’s results of operations was approximately $69,000 and $48,000 for the three months ended March 31, 2014 and 2013, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the three months ended March 31, 2014:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

(unaudited)

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2013	351,416	$16.26
Shares granted during the period	29,250	$7.00
Shares exercised during the period	-	$-
Shares forfeited during the period	(743)	$5.61
Shares expired during the period	(90)	$29.03
Shares outstanding at March 31, 2014	379,833	$15.56
Shares exercisable at March 31, 2014	129,781	$36.47

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Three Months Ended March 31,
	2014	2013
Dividend yield	0.00%	n/a	%
Stock volatility	137.16%	n/a	%
Average Risk-free interest rate	2.43%	n/a	%
Average option term (years)	8.12	n/a

As of March 31, 2014, there was approximately $670,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.33 years.

Advertising and marketing

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services. Advertising and marketing expenses were approximately $44,000 and $9,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Restricted cash

Restricted cash at March 31, 2014 and December 31, 2013 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see note 6), and certificates of deposit collateralizing a letter of credit in the aggregate amount of $163,872.  The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

2.     Acquisition

On December 31, 2013, the Company, through its wholly-owned subsidiary Fusion BVX LLC (“FBVX”), completed the acquisition of substantially all of the cloud services assets used by BroadvoxGO!, LLC, and its affiliate Cypress Communications, LLC,  in the operation of their cloud services business (the “Broadvox Transaction”).   The purchase price in the Broadvox Transaction was $32.1 million in cash, plus a working capital adjustment paid to the sellers in accordance with the terms of the purchase agreement of approximately $0.2 million.  Had the transaction taken place on January 1, 2013, the Company’s consolidated revenues and net loss for the three months ended March 31, 2013 would have been approximately $24.0 million and $4.3 million, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
3.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(unaudited)
Prepaid insurance	$123,706	$63,737
Due from purchaser of accounts receivable	185,780	236,232
Escrowed funds – senior lenders	2,000,000	2,000,000
Other prepaid expenses	515,188	404,818
Total	$2,824,674	$2,704,787

4.      Intangible Assets

Identifiable intangible assets as of March 31, 2014 and December 31, 2013 are comprised of:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Intangibles associated with the acquisition of NBS:
Trademarks and tradename	$563,000	$(79,758)	$483,242	$563,000	$(65,683)	$497,317
Proprietary technology	1,903,000	(539,183)	1,363,817	1,903,000	(444,033)	1,458,967
Non-compete agreement	3,257,000	(1,538,027)	1,718,973	3,257,000	(1,266,611)	1,990,389
Customer relationships	9,824,000	(916,703)	8,907,297	9,824,000	(754,988)	9,069,012
Favorable lease intangible	218,000	(61,767)	156,233	218,000	(50,867)	167,133
Total acquired intangibles	15,765,000	(3,135,438)	12,629,562	15,765,000	(2,582,182)	13,182,818

Intangibles associated with the Broadvox Transaction:
Proprietary technology	3,878,000	(193,900)	3,684,100	3,878,000	-	3,878,000
Non-compete agreements	5,471,000	(683,875)	4,787,125	5,471,000	-	5,471,000
Customer relationships	12,517,000	(240,712)	12,276,288	12,517,000	-	12,517,000
Total acquired intangibles	21,866,000	(1,118,487)	20,747,513	21,866,000	-	21,866,000
Total	$37,631,000	$(4,253,925)	$33,377,075	$37,631,000	$(2,582,182)	$35,048,818

Amortization expense was $1.7 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

Remainder of	2014	$5,014,822
Year ending December 31:	2015	6,505,484
	2016	2,865,262
	2017	2,794,562
	2018	2,441,062

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

5.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(unaudited)
Trade accounts payable	$3,843,606	$5,933,736
Accrued expenses	4,227,826	3,101,103
Accrued payroll and vacation	89,998	102,898
Interest payable	81,999	421,632
Deferred revenue	833,866	407,426
Other	661,547	1,194,755
Total accounts payable and accrued expenses	$9,738,842	$11,161,550

6.   Notes Payable – Non-Related Parties

At March 31, 2014 and December 31, 2013, notes payable – non-related parties are comprised of the following:

	March 31, 2014	December 31, 2013
Senior Notes	$41,635,417	$41,791,667
Discount on Senior Notes	(4,217,685)	(4,377,680)
Total notes payable - non-related parties	37,417,732	37,413,987
Less:
Current portion of Senior Notes	(775,000)	(625,000)
Non-current portion notes payable - non-related parties	$36,642,732	$36,788,987

Senior Notes

On October 29, 2012, the Company and its wholly owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”) entered into a Securities Purchase Agreement and Security Agreement (the “Purchase Agreement”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”).  Under the Purchase Agreement, the Company sold the Lenders (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”) in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually.  The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the acquisition of NBS.

On December 15, 2013, the Company sold to the Lenders Series C senior notes (the “Series C Notes”) in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers in connection with the Broadvox Transaction (see note 2).  On December 31, 2013, the Purchase Agreement was amended and restated (the “SPA”) whereby the Company sold to Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America, (collectively with Plexus Fund II, L.P., the “Senior Lenders”) Series D Senior Notes (the “Series D Notes”) in the aggregate principal amount of $25.0 million (collectively with the Series A Notes, the Series B Notes and the Series C Notes, the “Senior Notes”).  The proceeds from the Series D Notes were used to finance the Broadvox Transaction.  Under the terms of the SPA:

●
Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America became parties to the SPA and to certain ancillary agreements that were entered into with the Lenders at the time of the Purchase Agreement.

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

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by the Company’s Business Services business segment.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  As of and for the three months ended March 31, 2014, the Company has been in compliance with all of the financial covenants contained in the SPA, as amended.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

In connection with the sale of the Senior Notes to the Senior Lenders, the Company has issued nominal warrants to the Senior Lenders to purchase an aggregate of 728,330 shares of the Company’s common stock (the “Lenders’ Warrants”).  The Lenders’ Warrants are exercisable from the date of issuance at an exercise price of $0.50 per share, with 266,500 warrants expiring on October 29, 2022, and the remainder expiring on December 31, 2023.  The Company is required to pay the exercise price on behalf of the Senior Lenders at the time of exercise.  The Company has recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrants as of the date of issuance.  The discount is being accreted over the life of the Senior Notes, and was $4.2 million and $4.4 million as of March 31, 2014 and December 31, 2013, respectively.

Commencing upon the earlier of a change in control, the repayment of the Senior Notes in full or the five year anniversary of the issuance of the Lenders’ Warrants, in the event that the Company’s common stock does not meet certain liquidity thresholds with respect to trading volume and market price, then the Senior Lenders have the right to require the Company to repurchase the shares issued or issuable upon exercise of the Lenders’ Warrants at a repurchase price based upon the formulas set forth therein.  As a result, the Lenders’ Warrants do not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”), and are not considered to be indexed to the Company’s own stock under the guidance provided in ASC 815, and the Company recognized derivative liabilities aggregating to $4.7 million upon the issuance of the Lenders' Warrants.  At March 31, 2014 and December 31, 2013, the fair value of these derivative liabilities was $3.6 million and $4.5 million, respectively.  The Company recognized a gain on the change in fair value of these derivative liabilities of $0.9 million for the three months ended March 31, 2014 and a loss on the change in fair value of $0.1 million for the three months ended March 31, 2013.

Expenses incurred in connection with the Purchase Agreement and SPA and the sale of the Senior Notes are reflected in Other assets on the Company’s consolidated balance sheet in the amount of $1.1 million at March 31, 2014 and December 31, 2013, and are being amortized as interest expense over the life of the Senior Notes.

7. Notes Payable-Related Parties

At March 31, 2014 and December 31, 2013, notes payable – related parties are comprised of the following:

	March 31, 2014	December 31, 2013
NBS Sellers Notes	$-	$85,714
Notes payable to Marvin Rosen	1,478,081	1,578,081
Other notes payable - related parties	125,000	125,000
Total notes payable - related parties	1,603,081	1,788,795
Less:
Current portion of NBS Sellers Notes	-	(85,714)
Current portion of notes payable to Marvin Rosen	-	(100,000)
Current portion of other notes payable	(125,000)	(125,000)
Non-current portion notes payable - related parties	$1,478,081	$1,478,081

Sellers Notes
As part of the purchase price of NBS, FNAC issued promissory notes (the “Sellers Notes”) to Jonathan Kaufman and entities affiliated with Mr. Kaufman, the sellers of NBS, in the principal amount of $600,000.  Upon the closing of the acquisition of NBS, Mr. Kaufman became President of the Company’s Business Services division and an executive officer of the Company.  The Sellers Notes were paid in full as of March 31, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes Payable to Marvin Rosen

On March 1, 2013, the Company received a short-term unsecured advance from Marvin Rosen, the Company’s Chairman of the Board of Directors, in the amount of $100,000.  The Senior Lenders had approved the repayment of this advance from the proceeds from certain future sales of the Company’s equity securities. The advance was repaid during the three months ended March 31, 2014.

8.     Equity Transactions

On January 24, 2014, the Company accepted subscriptions from and issued to a total of 39 accredited investors an aggregate of 4,358 shares of its Series B-2 Preferred Stock and warrants (the “Investor Warrants”) to purchase 278,912 shares of the Company’s common stock and received gross cash proceeds of $4,358,000.  The proceeds, net of transaction expenses, are being used for general corporate purposes.

Each share of Series B-2 Preferred Stock has a Stated Value of $1,000, and is convertible into shares of the Company’s common stock at a conversion price of $5.00 per share (the “Preferred Conversion Price”), subject to adjustment. Subject to the other terms of the Series B-2 Preferred Stock, the Series B-2 Preferred Stock is convertible into an aggregate of 871,600 shares of the Company’s common stock (the “Conversion Shares”).

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

The Series B-2 Preferred Stock could not be converted, and the Investor Warrants could not be exercised, until the effective date of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock sufficient to permit all of the outstanding Series B-2 Preferred Stock and Investor Warrants to be converted or exercised, as the case may be, into the Company’s common stock (the “Share Authorization Date”).  On March 28, 2014, the Company held its 2013 Annual Meeting of Stockholders (the “Annual Meeting”) at which, among other things, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 11,000,000 to 18,000,000. The amendment was filed with the Secretary of State of Delaware on March 28, 2014. Upon such filing, the Share Authorization Date was fixed, the Series B-2 Preferred Stock became convertible in accordance with its terms and the Investor Warrants became exercisable.

Subject to certain exceptions, the Company also agreed that, within 45 days following the Share Authorization Date, it would file a registration statement with the SEC registering the resale of the Conversion Shares and the Investor Warrant Shares, and to use its reasonable commercial efforts to cause the registration statement to become effective not more than 150 days thereafter.  The registration rights agreement with the Investors provides that in the event the Company fails to timely file the registration statement, fails to cause the registration statement to become effective within the time provided, or fails to provide Investors with an effective registration statement permitting re-sales by the Investors, then as liquidated damages and not as a penalty, the Company is required to pay each Investor an amount equal to one percent (1%) of the aggregate amount invested by such Investor for each 30-day period or pro rata portion thereof following the date by which such registration statement should have been filed or become effective; provided, that the maximum payment to each Investor shall not exceed six percent (6%) of the aggregate amount invested by such Investor.  The Company filed the registration statement on May 2, 2014.

Commencing January 1, 2016, the Company has the right to force the conversion of the Series B-2 Preferred Stock into common stock at the Preferred Conversion Price; provided that the volume weighted average price for Fusion’s Common stock is at least $12.50 for ten consecutive trading days. In addition, shares of Series B-2 Preferred Stock bear a cumulative six percent (6%) annual dividend payable quarterly in arrears, in cash or shares of common stock, at the option of the Company (see note 1, “Earnings per Share”).

Holders of Series B-2 Preferred Stock have liquidation rights that are senior to that of holders of the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock, and holders of Series B-2 Preferred Stock are entitled to vote as one group with holders of common stock on all matters brought to a vote of holders of common stock (with each share of Series B-2 Preferred Stock being entitled to that number of votes into which the registered holder could have converted the Series B-2 Preferred Stock on the record date for the meeting at which the vote will be cast). However, holders of common stock will be entitled to vote as a class on all matters adversely affecting such class.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company sold the Series B-2 Preferred Stock and Investor Warrants through its officers and directors, in conjunction with the assistance of certain select broker-dealers. The Company paid aggregate cash compensation to the broker-dealers of $0.4 million, and issued or is obligated to issue warrants to the broker-dealers or their respective designees to purchase 92,980 shares of the Company’s common stock.

The Investor Warrants provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the Investor Warrant Exercise Price.  As a result, the Investor Warrants are deemed not indexed to the Company’s common stock under the guidance provided by ASC Topic 815.  Accordingly, the Company recognized a derivative liability of approximately $1.3 million at the date of issuance for the fair value of the Investor Warrants based on a Black-Scholes valuation.  Including the Investor Warrants issued in connection with the issuance of Series B-2 Preferred Stock on December 31, 2013, the fair value of the derivative liability related to these warrants was $5.6 million at March 31, 2014, and the Company recognized a gain on the change in fair value of this derivative liability of $1.7 million for the three months ended March 31, 2014.

9.     Recently Adopted and Issued Accounting Pronouncements

During the three months ended March 31, 2014 and 2013 there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s consolidated financial statements.

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

11.    Segment Information

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Business Services
The Company provides a full portfolio of cloud communications, cloud connectivity, storage and security solutions to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services.  The Business Services segment includes the results of operations related to the assets acquired in the Broadvox Transaction effective as of January 1, 2014.

Operating segment information for the three months ended March 31, 2014 and 2013 is summarized as follows:

2014
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$7,162,496	$15,742,333	$-	$22,904,829
Cost of revenues (exclusive of
depreciation and amortization)	6,318,738	5,910,294	-	12,229,032
Gross profit	843,758	9,832,039	-	10,675,797
Depreciation and amortization	62,695	2,482,630	22,166	2,567,491
Selling, general and administrative expenses	715,848	5,962,265	1,141,284	7,819,397
Interest expense	-	(1,353,792)	(40,754)	(1,394,546)
Gain on change in fair value of derivative liability			2,609,947	2,609,947
Other (expenses) income	(41,039)	(101)	66	(41,074)
(Benefit) provision for income taxes	-	(25,000)	46,495	21,495
Net income	$24,176	$58,251	$1,359,314	$1,441,741

Total assets	$3,117,947	$58,560,013	$8,019,989	$69,697,949

Capital expenditures	$24,829	$724,753	$-	$749,582

2013
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$8,693,288	$7,475,133	$-	$16,168,421
Cost of revenues (exclusive of
depreciation and amortization)	7,981,538	3,770,058	-	11,751,596
Gross profit	711,750	3,705,075	-	4,416,825
Depreciation and amortization	48,212	780,418	21,285	849,915
Selling, general and administrative expenses	869,195	2,451,411	946,991	4,267,597
Interest expense	-	(565,477)	(94,042)	(659,519)
Loss on extinguishment of debt			(58,203)	(58,203)
Loss on change in fair value of derivative liability			(133,250)	(133,250)
Other (expenses) income	(83,484)	10,603	28,260	(44,621)
Provision for income taxes	-			-
Net loss from continuing operations	$(289,141)	$(81,628)	$(1,225,511)	$(1,596,280)

Total assets	$2,421,200	$23,285,418	$1,832,974	$27,539,592

Capital expenditures	$2,152	$403,651	$-	$405,803

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services business segments.  The amounts reflected as Corporate & Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

12.    Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2014	2013
Cash paid for interest	$1,538,150	$477,286
Supplemental schedule of non-cash financing activities:
Conversion of notes and interest payable - related parties to common stock	$-	$125,000

13.    Related Party Transactions

Upon the closing of the acquisition of NBS on October 29, 2012, the purchase price was adjusted for an additional amount payable to the sellers of NBS of approximately $1.1 million following the application of certain working capital adjustments as set forth in the purchase agreements.  Approximately $226,000 remained outstanding to the sellers of NBS as of December 31, 2013, which was repaid during the three months ended March 31, 2014.

14.     Fair Value Disclosures

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of March 31, 2014
Non-current liabilities:
Derivative liability (see note 7)	$-	$9,207,132	$-	$9,207,132

As of December 31, 2013
Non-current liabilities:
Derivative liability	$-	$10,515,472	$-	$10,515,472

15.  Subsequent Events

On April 30, 2014, as more fully described in note 1, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effectuate the Reverse Stock Split and reduce the number of shares of common stock that are authorized for issuance to 18,000,000.  The Reverse Stock Split became effective on May 13, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our fiscal 2013 Annual Report on Form 10-K.

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

Recent Acquisitions

On December 31, 2013, through our wholly owned subsidiary Fusion BVX LLC (“FBVX”), we completed the acquisition of substantially all of the cloud services assets used by BroadvoxGO!, LLC and its affiliate Cypress Communications, LLC in the operation of their cloud services business.  A definitive agreement to purchase these assets, including the assumption of substantially all of the related on-going liabilities incurred in the ordinary course of business (collectively, the “Broadvox Assets”) was entered into on August 30, 2013, and amended on November 15, 2013 and December 16, 2013 (the “BVX Purchase Agreement”).  For the year ended December 31, 2013, the business constituted by the Broadvox Assets generated unaudited revenues of approximately $32.7 million.

The purchase price of the Broadvox Assets was $32.1 in cash, plus a working capital adjustment paid to the sellers in accordance with the terms of the BVX Purchase Agreement of approximately $0.2 million.  The Broadvox Assets are being integrated into our existing Business Services business segment, and the results of operations generated by the Broadvox Assets are reflected in our consolidated statement of operations effective January 1, 2014.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

The purchase price of the Broadvox Assets and the cash portion of the NBS Purchase Price were primarily financed through the issuance of senior notes by FNAC in the principal amounts of $25.5 million and $16.5 million, respectively (see “Liquidity and Capital Resources”).  The acquisition of the Broadvox Assets (the “Broadvox Transaction”) and the acquisition of NBS added approximately 11,000 customer locations to our Business Services segment.  These transactions are a significant component of our strategy to increase the percentage of our total revenues contributed by the Business Services business segment, which generally operates at higher profit margins than does our Carrier Services business segment.

Our Performance

Revenues for the three months ended March 31, 2014 were $22.9 million, an increase of $6.7 million, or 41.7%, compared to the three months ended March 31, 2013.  Our operating income for the first three months of 2014 was $0.3 million, compared to an operating loss of $0.7 million in the same period of a year ago, mainly due to the revenue and gross profit generated by the Broadvox Assets, which are not reflected in the 2013 results.   Our net income for the first quarter of 2014 was $1.4 million, compared to a net loss of $1.6 million in the first quarter of 2013, as we recognized a non-cash gain of $2.6 million on the change in fair value of our derivative liabilities in the first quarter of 2014.

Our Outlook

We expect that the revenues and gross profit in our Business Services business segment will increase significantly in 2014 as a result of the Broadvox Transaction.  However, our ability to achieve positive cash flows from operations and net profitability is dependent upon our ability to grow our revenues and successfully integrate the operations associated with the Broadvox Assets into our existing business.  We believe that a successful integration will result in synergistic cost savings and operational efficiencies that would substantially improve our operating performance.

Revenues from our Carrier Services business have declined over the last few years due in large part to decreases in market rates for the termination of international traffic, and we have seen this trend continue into the first quarter of 2014.  We believe these declines in market rates resulted largely from increased competition, deregulation in many of the markets we serve and the use of lower cost, Internet-based technologies.  While the market demand for international voice termination has seen a corresponding increase over the last few years, we have been unable to increase our revenues accordingly due to capacity limitations on our network switching platform and liquidity constraints.  We are in the process of implementing new systems and equipment which will bring our network capacity to the levels necessary to compete in the current market and allow us to increase our traffic volumes, and we do not believe we will experience the same liquidity constraints that we have in the past.  As a result, while we expect additional declines in revenue during the first half of 2014, we expect to reverse this trend as we move into the second half of the year and see the results of the implementation of our new systems.

Reverse Split of Common Stock

On May 13, 2014, a reverse split of the Company’s common stock became effective, whereby each 50 shares of outstanding common stock of the Company was combined and automatically converted into one share of the Company’s common stock and the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants and options to purchase common stock were proportionately adjusted to reflect the terms of the reverse stock split consistent with the terms of such instruments.  As a result of the Reverse Stock Split, all share and per share amounts as of March 31, 2014 and December 31, 2013, as well as for the three months ended March 31, 2014 and 2013, have been restated at a ratio of one for fifty to give effect to the reverse stock split.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our revenue is primarily derived from the monthly recurring and usage fees charged to customers that purchase our business products and services, and from usage fees charged to other telecommunications carriers that terminate voice traffic over the Company’s network.   Fixed revenue is earned from monthly recurring services provided to the customer, for which the charges are contracted for over a specified period of time.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  The recurring customer charges continue until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges for the three months ended March 31, 2014 and 2013.

Impairment testing for goodwill is performed annually in our fourth fiscal quarter.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine if the fair value of the reporting unit is less than its carrying value, and we utilize this option where appropriate.

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

Property and Equipment

In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years. During the three months ended March 31, 2014 and 2013, we capitalized costs pertaining to the development of internally used software in the approximate amount of $0.2 million.

Recently Issued Accounting Pronouncements

During the three months ended March 31, 2014 and 2013, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  Management does not believe there are any recently issued but not yet effective accounting pronouncements that, if currently adopted, would have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

As a result of our acquisition of the Broadvox Assets on December 31, 2013, our results of operations for the three months ended March 31, 2014, particularly with respect to our Business Services business segment, are not comparable to the results of operations for the same period in 2013.  The following table summarizes our results of operations for the periods indicated:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2014		2013
Revenues	$22,904,829	100.0%	$16,168,421	100.0%
Cost of revenues, exclusive of
depreciation and amortization	12,229,032	53.4%	11,751,596	72.7%
Gross profit	10,675,797	46.6%	4,416,825	27.3%
Operating expenses:
Depreciation and amortization	2,567,491	11.2%	849,915	5.3%
Selling general and administrative	7,819,397	34.1%	4,267,597	26.4%
Total operating expenses	10,386,888	45.3%	5,117,512	31.7%
Operating income (loss)	288,909	1.3%	(700,687)	-4.3%
Interest expense, net	(1,394,546)	-6.1%	(659,519)	-4.1%
Loss on extinguishment of debt	-	0.0%	(58,203)	-0.4%
Gain (loss) on change in fair value of derivative liability	2,609,947		(133,250)
Other (expenses) income	(41,074)	-0.2%	(44,621)	-0.3%
Total other (expenses) income	1,174,327	5.1%	(895,593)	-5.5%
Income (loss) before taxes	1,463,236	6.4%	(1,596,280)
Provision for income taxes	21,495		-
Net income (loss)	$1,441,741	6.3%	$(1,596,280)	-9.9%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenues

Consolidated revenues were $22.9 million during the three months ended March 31, 2014, compared to $16.2 million during the three months ended March 31, 2013, an increase of $6.7 million, or 41.7%.  Revenues for the Business Services segment were $15.7 million for the three months ended March 31, 2014, as compared to $7.5 million for the three months ended March 31, 2013.  The increase is due to revenues associated with the Broadvox Assets, which were acquired on December 31, 2013.  Carrier services revenue of $7.2 million represents a decrease of $1.5 million, or 17.6%, from the same period of a year ago, mainly due to a 26.5% decrease in the blended rate per minute of traffic terminated.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $12.2 million for the three months ended March 31, 2014, compared to $11.8 million for the three months ended March 31, 2013.  The increase is due to the costs attributable to revenues resulting from the Broadvox Transaction in 2014 not present in 2013, largely offset by lower rates for the cost of traffic terminated in the Carrier Services segment.  Consolidated gross margin was 46.6% for the three months ended March 31, 2014, compared to 27.3% in the same period for 2013. The increase is primarily due to the higher mix of Business Services revenue in 2014 as a result of the Broadvox Transaction.

Gross margin for the Business Services segment was 62.5% for the three months ending March 31, 2014, as compared to 49.6%, for the three months ending March 31, 2013, as the gross margins associated with the Broadvox Assets are higher than those of NBS, due to differences in product mix.  Gross margin for the Carrier Services segment was 11.8% for the three months ended March 31, 2014, as compared to 8.2% in the three months ended March 31, 2013.  The increase was due to significantly lower rates in the cost of traffic terminated.

Depreciation and Amortization

Depreciation and amortization expense was $2.6 million for the three months ended March 31, 2014, as compared to $0.8 million during the same period of a year ago, as $1.1 million of amortization expense related to intangible assets acquired in the Broadvox Transaction and $0.6 million of depreciation expense on property and equipment related to the Broadvox Assets in 2014 was not present in 2013.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2014 was $7.8 million, as compared to $4.3 million during the three months ended March 31, 2013.  The increase was mainly due to additional SG&A in 2014 resulting from the Broadvox Transaction, consisting primarily of employee compensation costs, consulting expenses and commissions paid to third party selling agents.

Operating Income (Loss)

Our operating income for the three months ended March 31, 2014 was $0.3 million, as compared to an operating loss of $0.7 million for the three months ended March 31, 2013.  The improvement is due to the increased sales and gross profit in 2014 resulting from the Broadvox transaction, partially offset by the related increases in SG&A and depreciation and amortization expense.

Interest Expense

Interest expense increased by $0.7 million in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, mainly due to an additional $25.5 million of senior debt incurred in December of 2013 to finance the Broadvox Transaction.

Loss on Extinguishment of Debt

During the three months ended March 31, 2013, we recorded a loss on the extinguishment of debt of approximately $58,000 for the fair value of warrants to purchase shares of our common stock in connection with the conversion of debt into equity, with no comparable amount in the first three months of 2014.

Change in Fair Value of Derivative Liability

During the year ended March 31, 2014, we recognized a gain on the change in fair value of our derivative liabilities in the amount of $2.6 million, and for the three months ended March 31, 2013 we recognized a loss on the change in fair value of the derivative liability in the amount of $0.1 million.  These gains and losses are related to the derivatives associated with the warrants that we issued to our senior lenders in 2012 and 2013 and with the warrants we issued to purchasers of our preferred stock, the terms of which require them to be treated as liabilities and not equity instruments.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  The warrants are valued using a Black-Scholes pricing model, such that increases to our stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases to our stock price result in a lower valuation and a gain being recorded in our income statement.  We expect that we will be subject to additional significant fluctuations in our income statement in 2014 and beyond based on changes in our stock price and the corresponding changes in fair value of our derivative liabilities.

Net Income (Loss)

Net income for the three months ended March 31, 2014 was $1.4 million, as compared to a $1.6 million net loss for the three months ended March 31, 2014.  The change was mainly due to the $2.6 million gain on the change in fair value of the derivative liability and $1.0 million improvement in operating income (loss), partially offset by the $0.7 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses. In addition, we have yet to generate positive cash flow from operations.  At March 31, 2014, we had working capital of $6.3 million and stockholders’ equity of $11.2 million.  At December 31, 2013, we had working capital of $1.8 million and stockholders’ equity of approximately $7.0 million.  Our consolidated cash balance at March 31, 2014 was $8.4 million, as compared to $6.2 million at December 31, 2013.  While we believe that we have sufficient cash to fund our operations and meet our obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.

During fiscal 2012, we relied primarily on the sale of our accounts receivable, including unbilled receivables, under our agreement with Prestige Capital Corporation (“Prestige”), as well as the sale of our equity securities, to fund our operations.  During fiscal 2013, we relied primarily on the sale of our equity securities and the cash generated from the operations of our Business Services business segment to fund our operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On December 31, 2013, we issued to a total of 82 accredited investors (the “Investors”), an aggregate of 18,480 shares of our newly designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”) and (b) warrants (the “Investor Warrants”) to purchase 1,182,720 shares of our common stock (the “Warrant Shares” and together with the Series B-2 Preferred Stock, the “Series B-2 Offering”).  The Series B-2 Offering included the issuance of 2,052 shares of Series B-2 Preferred Stock and Investor Warrants to purchase 131,328 Warrant Shares upon the conversion of $2.052 million in indebtedness of the Company, including the conversion of $2.0 million of notes payable to Marvin Rosen and $52,000 of other Company indebtedness payable to Matthew Rosen, our Chief Executive Officer, and another Director of the Company.  Gross cash proceeds received in 2013 from the Series B-2 Offering were $16.4 million, approximately $8.1 million of which was used to partially finance the Broadvox Transaction with the remainder, net of offering expenses, available for general corporate purposes.  On January 24, 2014 we held a second and final closing of the Series B-2 Offering and issued to a total of 39 accredited investors an aggregate of 4,358 shares of Series B-2 Preferred Stock and warrants to purchase 278,912 Warrant Shares, and we received net proceeds of approximately $4.0 million, which is being used for general corporate purposes.

Each share of Series B-2 Preferred Stock has a Stated Value of $1,000, and is convertible into shares of our common stock at a conversion price of $5.00 per share (the “Preferred Conversion Price”), subject to adjustment.  Subject to the other terms of the Series B-2 Preferred Stock, the Series B-2 Preferred Stock sold to the Investors is convertible into an aggregate of 4,567,600 shares of our common stock (the “Conversion Shares”).  The Investor Warrants may be exercised at any time following March 28, 2014 for a five-year term commencing on the date issuance  for a number of Warrant Shares that is equal to 40% of the Stated Value divided by 125% of the Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications.

Subject to certain exceptions, we also agreed that, within 45 days following the Share Authorization Date, we will file a registration statement with the SEC registering the resale of the Conversion Shares and the Warrant Shares, and to use our reasonable commercial efforts to cause the registration statement to become effective not more than 150 days thereafter.  The registration rights agreement with the Investors provides that in the event the Company fails to timely file the registration statement, fails to cause the registration statement to become effective within the time provided, or fails to provide Investors with an effective registration statement permitting re-sales by the Investors, then as liquidated damages and not as a penalty, the Company is required to pay each Investor an amount equal to 1% of the aggregate amount invested by such Investor for each 30-day period or pro rata portion thereof following the date by which such registration statement should have been filed or become effective; provided, that the maximum payment to each Investor shall not exceed 6% of the aggregate amount invested by such Investor.  We filed the registration statement on May 2, 2014.

Commencing January 1, 2016, we have the right to force the conversion of the Series B-2 Preferred Stock into common stock at the Preferred Conversion Price; provided that the volume weighted average price for our common stock is at least $12.50 for ten consecutive trading days.  In addition, shares of Series B-2 Preferred Stock bear a cumulative 6% annual dividend payable quarterly in arrears commencing March 31, 2014, in cash or shares of common stock, at the option of the Company.

Also during the year ended December 31, 2013, we entered into subscription agreements with 60 accredited investors, under which we issued an aggregate of 1,005,144 shares of common stock and five-year warrants to purchase 502,572 shares of the our common stock for aggregate consideration of $4.1 million.   The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the 10 trading days prior to the date of closing.

To finance the acquisitions of NBS and the Broadvox Assets, we entered into a Securities Purchase Agreement and Security Agreement (the “SPA”) with several private funds (the “Senior Lenders”).  The SPA was originally entered into on October 29, 2012 and amended on December 31, 2013.  Under the SPA, as amended, we sold to the Senior Lenders senior secured notes in the aggregate principal amount of $25.5 million (the “Senior Notes”).  The Senior Notes pay interest monthly at a rate of 11.15% per annum and mature on December 31, 2018.  Monthly principal payments aggregating $52,083 are required from January 2014 through December 2014, and monthly principal payments aggregating $102.083 are required from January 2015 through December 2018.

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by the entities that comprise our Business Services business segment.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  We do not have the financial resources to repay the Senior Notes in the event they are accelerated.  As of March 31, 2014, we were in compliance with all of the covenants under the SPA.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

While our Business Services business segment continues to generate positive cash flow from operations and we expect that with the integration of the Broadvox Assets that we will be able to generate positive cash flow from operations on a consolidated basis, the terms of the SPA prohibit any cash distributions from NBS, FBVX or FNAC to us.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige, whereby we may sell certain of our accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow. Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within two business days after Prestige receives payment on the receivables, which generally have 15 to 30 day terms. From the fourth quarter of fiscal 2011 through the first quarter of 2013, this arrangement was our primary source of liquidity.  We expect that we will continue to utilize the agreement with Prestige to supplement our working capital needs until such time as we can consummate a traditional working capital line of credit.  In connection with the issuance of the Senior Notes, Prestige and the Lenders entered into an agreement establishing priorities among them and reached certain agreements as to enforcing their respective rights against the Company.

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

A summary of the Company’s cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2013
Cash from continuing operations:
Cash used in operating activities	$(376,510)	$(458,999)
Cash used in investing activities	(975,730)	(437,826)
Cash provided by financing activities	3,567,978	773,001
Net increase in cash and cash equivalents	2,215,738	(123,824)
Cash and cash equivalents, beginning of period	6,176,575	543,214
Cash and cash equivalents, end of period	$8,392,313	$419,390

Cash used in operating activities was $0.4 million during the three months ended March 31, 2014, compared to $0.5 million in the during the three months ended March 31, 2013.  The following table illustrates the primary components of our cash flows from operations:

	2014	2013
Net income (loss)	$1,441,741	$(1,596,280)
Non-cash expenses, gains and losses	373,179	1,256,268
Accounts receivable	(273,544)	(1,019,922)
Accounts payable and accrued expenses	(1,435,234)	1,059,872
Other	(482,652)	(158,937)
Cash used in operating activities	$(376,510)	$(458,999)

Cash used in investing activities, comprised mainly of capital expenditures, was $1.0 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013.  Capital expenditures for the remainder of 2014 are expected to be approximately $2.5 million, primarily for the purchase of network and related equipment and operational support systems for our Business Services segment.  A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash provided by financing activities was $3.6 million for the three months ended March 31, 2014, as compared to $0.8 million for the three months ended March 31, 2013.  During 2014 we raised approximately $4.0 million, net of offering expenses, from the sale of our equity securities and made debt service payments of approximately $0.4 million.  During 2013 we raised $0.8 million from the sale of our equity securities.

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
●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position

●
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of March 31, 2014, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding the Company’s business. The primary risk of the Company is its ability to attract new capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with its senior debt agreements, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, natural disasters, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by us from time to time in the Company’s filings with the SEC.  However, the risks included should not be assumed to be the only things that could affect future performance.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no material changes to our risk factors from those previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter covered by this report, the Company issued 1,235 shares of common stock valued at approximately $5,000 to a third party as partial payment for services rendered, and 3,031 shares of common stock valued at approximately $17,000, to a director of the Company for services rendered.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

May 14, 2014	By:	/s/ MARC S. GELBERG
Marc S. Gelberg
Senior Vice President – Finance and Principal Accounting Officer

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document