Form 10-Q
period 2014-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2014-08-19
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 12, 2014.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	6,331,895

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,786,329	$6,176,575
Accounts receivable, net of allowance for doubtful accounts of
approximately $187,000 and $381,000, respectively	7,361,697	5,828,389
Prepaid expenses and other current assets	1,336,097	2,704,787
Total current assets	18,484,123	14,709,751
Property and equipment, net	11,793,189	11,193,355
Other assets:
Security deposits	596,073	585,083
Restricted cash	1,164,007	1,163,872
Goodwill	5,222,088	5,124,130
Intangible assets, net	31,705,263	35,048,818
Other assets	1,089,404	1,125,652
Total other assets	39,776,835	43,047,555
TOTAL ASSETS	$70,054,147	$68,950,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$2,027,724	$625,000
Notes payable - related parties	125,000	310,714
Equipment financing obligations	202,805	245,138
Escrow payable	-	295,000
Accounts payable and accrued expenses	10,496,322	11,161,550
Related party payable	-	226,148
Current liabilities from discontinued operations	55,000	55,000
Total current liabilities	12,906,851	12,918,550
Long-term liabilities:
Notes payable - non-related parties, net of discount	36,511,327	36,788,987
Notes payable - related parties, net of discount	1,267,114	1,478,081
Equipment financing obligations	123,711	167,614
Derivative liability	7,082,401	10,515,472
Deferred tax liabilities	147,341	-
Other long-term liabilities	57,442	131,627
Total liabilities	58,096,187	62,000,331
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
27,883 and 23,525 shares issued and outstanding	279	235
Common stock, $0.01 par value, 18,000,000 shares authorized,
6,204,169 and 6,077,071 shares issued and outstanding	62,041	60,770
Capital in excess of par value	172,659,066	166,625,595
Accumulated deficit	(160,763,426)	(159,736,270)
Total stockholders' equity	11,957,960	6,950,330
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,054,147	$68,950,661

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$23,140,973	$14,230,178	$46,045,802	$30,398,599
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	12,747,441	9,605,534	24,976,473	21,357,130
Gross profit	10,393,532	4,624,644	21,069,329	9,041,469
Depreciation and amortization	2,597,978	872,584	5,165,469	1,722,499
Selling general and administrative expenses (including
stock-based compensation of approximately $73,000 and
$28,000 for the three months ended June 30, 2014 and
2013, respectively, and approximately $142,000 and $56,000
for the six months ended June 30, 2014 and 2013, respectively	7,825,494	4,433,848	15,644,891	8,701,446
Total operating expenses	10,423,472	5,306,432	20,810,360	10,423,945
Operating (loss) income	(29,940)	(681,788)	258,969	(1,382,476)
Other (expenses) income:
Interest expense	(1,597,215)	(669,731)	(2,991,761)	(1,329,250)
Loss on extinguishment of debt	-	(92,376)	-	(150,579)
Change in fair value of derivative liability	(690,878)	238,517	1,919,069	105,267
Other income (expenses), net	719	(17,731)	(40,355)	(62,351)
Total other expenses	(2,287,374)	(541,321)	(1,113,047)	(1,436,913)
Gain on extinguishment of accounts payable	-	2,908,882	-	2,908,882
(Loss) income before income taxes	(2,317,314)	1,685,773	(854,078)	89,493
Provision for income taxes	151,583	-	173,078	-
Net (loss) income	(2,468,897)	1,685,773	(1,027,156)	89,493
Preferred stock dividends in arrears	(443,194)	(100,349)	(885,282)	(199,595)
Net (loss) income applicable to common stockholders:	$(2,912,091)	$1,585,424	$(1,912,438)	$(110,102)

Basic (loss) earnings per common share:	$(0.42)	$0.40	$(0.28)	$(0.03)

Diluted (loss) earnings per common share:	$(0.42)	$0.30	$(0.38)	$(0.03)
Weighted average common shares outstanding:
Basic	6,876,617	3,917,341	6,842,532	3,746,326
Diluted	6,876,617	5,593,544	6,842,532	3,746,326

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statement of Stockholders' Equity

	Preferred Stock		Common Stock		Capital in	Accumulated	Stockholders'
	Shares	$	Shares	$	Excess of Par	Deficit	Equity (Deficit)
Balance at December 31, 2013	23,525	$235	6,077,071	$60,770	$166,625,595	$(159,736,270)	$6,950,330

Discount on related party note payable, net of exchanges	-	-	-	-	372,551	-	372,551

Proceeds from the sale of preferred stock and warrants, net of expenses	4,358	44	-	-	3,984,382	-	3,984,426

Warrants issued in conunction with the issuance of preferred stock deemed not indexed to the Company's common stock	-	-	-	-	(1,301,607)	-	(1,301,607)

Issuance of common stock for services rendered	-	-	4,265	43	21,624	-	21,667

Modification of previously issued warrants and reclassification to stockholders' equity	-	-	-	-	2,815,609	-	2,815,609
Net loss	-	-	-	-	-	(1,027,156)	(1,027,156)
Dividends on preferred stock	-	-	122,833	1,228	(1,228)	-	-

Stock-based compensation associated with stock incentive plans	-	-	-	-	142,140	-	142,140
Balance at June 30, 2014	27,883	$279	6,204,169	$62,041	$172,659,066	$(160,763,426)	$11,957,960

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,027,156)	$89,493
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,165,469	1,722,499
Loss on disposal of property and equipment	84,373	-
Loss on sale of accounts receivable	94,037	128,769
Deferred income tax provision	147,341	-
Bad debt expense	222,856	1,251
Stock-based compensation	142,140	55,931
Stock and warrants issued for services rendered or in settlement of liabilities	37,542	83,564
Amortization of debt discount and deferred financing fees	579,541	209,011
Change in fair value of derivative liability	(1,919,069)	(105,267)
Loss on extinguishment of debt	-	150,579
Gain on extinguishment of accounts payable	-	(2,908,882)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(1,004,835)	(992,929)
Prepaid expenses and other current assets	(862,851)	(75,670)
Other assets	(46,870)	25,894
Replenishment of security deposits	-	(144,141)
Accounts payable and accrued expenses	(1,446,993)	1,430,459
Other long-term liabilities	(74,186)	(67,645)
Net cash provided by (used in) operating activities	91,339	(397,084)
Cash flows from investing activities:
Purchase of property and equipment	(1,817,707)	(628,607)
Proceeds from the sale of property and equipment	46,116	-
Payment of obligations related to purchase price of acquisitions	(226,148)	(159,360)
Returns of security deposits	2,000,000	-
Payments of security deposits	(10,990)	-
Change in restricted cash	(136)	(197)
Net cash used in investing activities	(8,865)	(788,164)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	-	1,559,509
Proceeds from the sale of preferred stock and warrants, net	3,984,426	-
Proceeds from notes payable - related parties	-	100,000
Proceeds from notes payable - non-related parties	1,102,724	212,500
Payments on equipment financing obligations	(173,832)	(5,352)
Repayments of notes payable - related parties	(185,714)	(257,143)
Repayments of notes payable - non-related parties	(1,200,324)	(180,577)
Net cash provided by financing activities	3,527,280	1,428,937
Net change in cash and cash equivalents:	3,609,754	243,689
Cash and cash equivalents, beginning of period	6,176,575	543,214
Cash and cash equivalents, end of period	$9,786,329	$786,903

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies
The accompanying unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for Fusion Telecommunications International, Inc. (“Fusion”) and its subsidiaries (collectively, the “Company”).  These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All material intercompany balances and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

During the three and six months ended June 30, 2014 and 2013, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Reverse split of common stock
On April 9, 2014, the Company’s Board of Directors approved amendments to the Company’s Certificate of Incorporation to (a) effect a reverse stock split of all of the outstanding shares of the Company’s common stock at a ratio (the “Reverse Split Ratio”) of one for fifty (the “Reverse Stock Split”) and (b) a corresponding reduction in the number of shares of common stock that the Company is authorized to issue from 900,000,000 to 18,000,000.  The Certificate of Amendment, which was approved by the Company’s stockholders on March 28, 2014, became effective on May 13, 2014, and at that time the Reverse Stock Split took place and each 50 shares of outstanding common stock of the Company was combined and automatically converted into one share of the Company’s common stock, with a par value of $0.01 per share.  In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants and options to purchase common stock were proportionately adjusted at the Reverse Split Ratio consistent with the terms of such instruments.  No fractional shares were issued as a result of the Reverse Stock Split, and any fractional share to which a stockholder may have been entitled as a result of the Reverse Stock Split was rounded up to the nearest whole share.

As a result of the Reverse Stock Split, all share and per share amounts as of December 31, 2013, as well as for the three and six months ended June 30, 2013, have been restated at the Reverse Split Ratio to give effect to the Reverse Stock Split.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of June 30, 2014 and December 31, 2013.  During the three and six month periods ended June 30, 2014 and 2013, the Company recognized no adjustments for uncertain tax positions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Earnings per share
Basic earnings per share excludes dilution and is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the income of the Company.  For the six months ended June 30, 2014, the diluted loss per share computation reflects a decrease in the loss attributable to common stockholders of approximately $688,000 for the gain on fair value of the Company’s derivative liability that was attributable to outstanding in-the-money warrants (see note 6).

For the three months ended June 30, 2013, the computation of diluted earnings per share was as follows:

Numerator:
Income available to common stockholders	$1,585,424
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	100,349
$1,685,773

Denominator:
Weighted-average shares outstanding - basic	3,917,341
Dilutive effect of employee stock options	192
Dilutive effect of common stock purchase warrants	271,042
Dilutive effect of Convertible Preferred Stock	1,404,971
Weighted-average shares outstanding - diluted	5,593,546

For the six months ended June 30, 2014 and 2013, the following securities were excluded in the calculation of diluted loss per share because their inclusion would be antidilutive:

	2014	2013
Warrants	3,565,583	1,980,542
Stock options	386,333	174,457
Convertible preferred stock	4,726,572	1,404,971
	8,678,488	3,559,970

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred Stock”) of approximately $100,000 for the three months ended June 30, 2014 and 2013, and approximately $200,000 for the six months ended June 30, 2014 and 2013.  As of June 30, 2014, the Board of Directors had not declared any dividends on the Company’s Series A Preferred Stock, and the Company had accumulated approximately $3,730,000 of preferred stock dividends.  The Board of Directors has declared dividends for the three and six months ended June 30, 2014 of $342,570 and $685,140, respectively, in connection with the Company’s Series B-2 Preferred Stock which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 56,506 and 122,833 shares, respectively, of the Company’s common stock.

Sale of accounts receivable
The Company has an agreement to sell certain of its accounts receivable under an arrangement with a third party.  The Company records a loss on sale of accounts receivable at the time the receivables are sold for the difference between the book value of the receivables transferred and their respective purchase price.  During the year ended December 31, 2013, the Company accounted for the sales of its accounts receivable as sales of financial assets and derecognized them from its consolidated balance sheet as of the date of sale. In connection with the preparation of its June 30, 2014 consolidated financial statements, the Company determined that although the rights, title and interest of these receivables belong to the transferee, these transfers do not meet all of the criteria outlined in Accounting Standards Codification Topic (“ASC”) 860, Transfers and Servicing.  The Company had derecognized $0.9 million of such receivables as of December 31, 2013, and the Company believes this difference was not material to its consolidated balance sheet as of that date.  At June 30, 2014 the Company recorded accounts receivable and recognized a note payable to unrelated parties in the amount of $1.1 million (see note 6) for the amount of uncollected receivables that had been transferred.

The Company recognized losses on the sale of accounts receivable in the three and six months ended June 30, 2014 of approximately $53,000 and $94,000, respectively.  For the three and six months ended June 30, 2013, the Company recognized losses on the sale of accounts receivable of approximately $45,000 and $129,000, respectively.  These amounts are recorded in Other income (expenses) in the accompanying consolidated statements of operations.  The Company’s obligations to the purchaser of the receivables under the agreement are secured by a first priority lien on the accounts receivable of the Company’s Carrier Services business segment, and by a subordinated security interest on the other assets of the Company’s Carrier Services business segment.  Based on the Company’s evaluation of the creditworthiness of the customers whose receivables the Company sells under this arrangement, the Company does not believe that there is any significant credit risk related to those receivables.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired, and consists of $2.6 million of goodwill recognized in the acquisition of Network Billing Systems, LLC (“NBS”) on October 29, 2012, with the remainder resulting from the Broadvox Transaction described more fully in note 2.  Goodwill at June 30, 2014 and December 31, 2013 was approximately $5.2 million and $5.1 million, respectively.  Goodwill is not amortized but is instead tested annually for impairment.  All of the Company’s goodwill is attributable to its Business Services business segment.  The following table presents the change in goodwill during the six months ended June 30, 2014.  There was no change in goodwill during the six months ended June 30, 2013:

Balance at January 1, 2014	Additions	Other (a)	Balance at June 30, 2014
$5,124,130	-	97,958	$5,222,088

(a) - Amount relates to adjustments to the preliminary purchase price for acquisitions completed on December 31, 2013.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  The Company did not record any impairment charges for the six months ended June 30, 2014 and 2013.

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

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three and six month ended June 30, 2014 and 2013 includes compensation expense for stock-based payment awards granted prior to June 30, 2014 but not yet vested, based on the estimated grant date fair value.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historical forfeiture rates as well as ongoing trends for actual option forfeiture.

The impact of stock-based compensation expense on the Company’s results of operations for the three and six months ended June 30, 2014 was approximately $73,000 and $142,000, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2013 was approximately $28,000 and $56,000, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The following table summarizes the stock option activity for the six months ended June 30, 2014:

(unaudited)
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2013	351,464	$16.29
Shares granted during the period	37,450	$6.67
Shares exercised during the period	-	$-
Shares forfeited during the period	(1,996)	$6.23
Shares expired during the period	(585)	$9.72
Shares outstanding at June 30, 2014	386,333	$15.42
Shares exercisable at June 30, 2014	130,460	$36.31

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Six Months Ended June 30,
	2014	2013
Dividend yield	0%	0%
Stock volatility	137.2%	137.2%
Average Risk-free interest rate	2.34%	0.52%
Average option term (years)	8.08	4

As of June 30, 2014, there was approximately $647,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.14 years.

Advertising and marketing
Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services. Advertising and marketing expenses were approximately $33,000 and $6,000 for the three months ended June 30, 2014 and 2013, and approximately $77,000 and $15,000 for the six months ended June 30, 2014 and 2013, respectively.

Fair value of financial instruments
The carrying amounts of the Company’s assets and liabilities approximate the fair value presented in the accompanying Condensed Consolidated Balance Sheets, due to their short-term maturities.

Use of estimates
The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the periods.  Actual results could be affected by the accuracy of those estimates.

Restricted cash
Restricted cash at June 30, 2014 and December 31, 2013 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see note 6), and certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $164,000.  The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

2.     Acquisition
On December 31, 2013, the Company, through its wholly-owned subsidiary Fusion BVX LLC (“FBVX”), completed the acquisition of substantially all of the cloud services assets used by BroadvoxGO!, LLC, and its affiliate Cypress Communications, LLC,  in the operation of their cloud services business (the “Broadvox Transaction”).   The purchase price for the assets acquired in the Broadvox Transaction was $32.1 million in cash, plus a working capital adjustment paid to the sellers in accordance with the terms of the purchase agreement of approximately $0.2 million.  Had the transaction taken place on January 1, 2013, the Company’s consolidated revenues and net loss for the six months ended June 30, 2013 would have been approximately $46.2 million and $3.0 million, respectively.

3.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(unaudited)
Prepaid insurance	$163,504	$63,737
Due from purchaser of accounts receivable	278,691	236,232
Escrowed funds – senior lenders	-	2,000,000
Other prepaid expenses	893,902	404,818
Total	$1,336,097	$2,704,787

4.      Intangible Assets
Identifiable intangible assets as of June 30, 2014 and December 31, 2013 are comprised of:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Intangibles associated with the acquisition of NBS:
Trademarks and tradename	$563,000	$(93,833)	$469,167	$563,000	$(65,683)	$497,317
Proprietary technology	1,903,000	(634,333)	1,268,667	1,903,000	(444,033)	1,458,967
Non-compete agreement	3,257,000	(1,809,444)	1,447,556	3,257,000	(1,266,611)	1,990,389
Customer relationships	9,824,000	(1,078,487)	8,745,513	9,824,000	(754,988)	9,069,012
Favorable lease intangible	218,000	(72,667)	145,333	218,000	(50,867)	167,133
Total acquired intangibles	15,765,000	(3,688,764)	12,076,236	15,765,000	(2,582,182)	13,182,818

Intangibles associated with the Broadvox Transaction:
Proprietary technology	3,878,000	(387,800)	3,490,200	3,878,000	-	3,878,000
Non-compete agreements	5,471,000	(1,367,750)	4,103,250	5,471,000	-	5,471,000
Customer relationships	12,517,000	(481,423)	12,035,577	12,517,000	-	12,517,000
Total acquired intangibles	21,866,000	(2,236,973)	19,629,027	21,866,000	-	21,866,000
Total	$37,631,000	$(5,925,737)	$31,705,263	$37,631,000	$(2,582,182)	$35,048,818

  Amortization expense for the three and six months ended June 30, 2014 was $1.7 million and $3.3 million, respectively.  Amortization expense for the three and six months ended June 30, 2013 was $0.6 million and $1.1 million, respectively.  Estimated future aggregate amortization expense is as follows for the periods indicated:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

		($000's)
Remainder of the year	2014	$3,343
Year ending December 31:	2015	6,505
	2016	2,865
	2017	2,795
	2018	2,441

5.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses conist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(unaudited)
Trade accounts payable	$4,621,081	$5,933,736
Accrued expenses	1,452,369	3,101,103
Accrued payroll and vacation	259,623	102,898
Interest payable	84,492	421,632
Sales and communications taxes payable	1,762,549	691,350
Deferred revenue	805,377	407,426
Other	1,510,831	503,405
Total accounts payable and accrued expenses	$10,496,322	$11,161,550

   6.   Notes Payable – Non-Related Parties
   At June 30, 2014 and December 31, 2013, notes payable – non-related parties are comprised of the following:

	June 30, 2014	December 31, 2013
Senior Notes	$41,479,167	$41,791,667
Discount on Senior Notes	(4,042,840)	(4,377,680)
Other notes payable	1,102,724	-
Total notes payable - non-related parties	38,539,051	37,413,987
Less:
Current portion	(2,027,724)	(625,000)
Non-current portion notes payable - non-related parties	$36,511,327	$36,788,987

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On December 15, 2013, the Company sold to the Lenders Series C senior notes (the “Series C Notes”) in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers in connection with the Broadvox Transaction (see note 2).  On December 31, 2013, the Purchase Agreement was amended and restated (the “SPA”) whereby the Company sold to Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America (collectively with Plexus Fund II, L.P., the “Senior Lenders”) Series D Senior Notes (the “Series D Notes”) in the aggregate principal amount of $25.0 million (collectively with the Series A Notes, the Series B Notes and the Series C Notes, the “Senior Notes”).  The proceeds from the sale of the Series D Notes were used to finance the Broadvox Transaction.  Under the terms of the SPA:

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

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million in excess of (i) any amounts outstanding under a permitted working capital line of credit, and (ii) any and all cash balances held by the Company’s Business Services business segment.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  As of and for the six months ended June 30, 2014, the Company was in compliance with all of the financial covenants contained in the SPA.

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

In connection with the sale of the Senior Notes to the Senior Lenders, the Company issued nominal warrants to the Senior Lenders to purchase an aggregate of 728,333 shares of the Company’s common stock (the “Lenders’ Warrants”).  The Lenders’ Warrants are exercisable from the date of issuance at an exercise price of $0.50 per share, with 266,501 warrants expiring on October 29, 2022, and the remainder expiring on December 31, 2023.  The Company is required to pay the exercise price on behalf of the Senior Lenders at the time of exercise.  The Company has recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrants as of the date of issuance.  The discount is being accreted over the life of the Senior Notes, and was $4.0 million and $4.4 million as of June 30, 2014 and December 31, 2013, respectively.

Commencing upon the earlier of a change in control, the repayment of the Senior Notes in full or the five year anniversary of the issuance of the Lenders’ Warrants, in the event that the Company’s common stock does not meet certain liquidity thresholds with respect to trading volume and market price, then the Senior Lenders have the right to require the Company to repurchase the shares issued or issuable upon exercise of the Lenders’ Warrants at a repurchase price based upon the formulas set forth therein.  As a result, the Lenders’ Warrants do not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”), and are not considered to be indexed to the Company’s own stock under the guidance provided in ASC 815, and the Company recognized derivative liabilities aggregating $4.7 million upon the issuance of the Lenders' Warrants.  At June 30, 2014 and December 31, 2013, the fair value of these derivative liabilities was $3.9 million and $4.5 million, respectively.  The Company recognized a loss on the change in fair value of this derivative in the amount of $0.2 million for the three months ended June 30, 2014, and gain on the change in fair value of $0.7 million for the six months ending June 30, 2014.  For the three and six months ended June 30, 2013, the Company recognized a gain on the change in fair value this derivative in the amount of $0.2 million and $0.1 million, respectively.

Expenses incurred in connection with the Purchase Agreement and SPA and the sale of the Senior Notes are reflected in Other assets on the Company’s consolidated balance sheet in the amount of $1.0 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively, and are being amortized as interest expense over the life of the Senior Notes.

Other Notes Payable
As more fully described in note 1, from time to time the Company sells certain of its accounts receivable to an unrelated party at a discount.  At June 30, 2014, $1.1 million of the receivables that were sold had yet to be collected by the transferee.  All of these receivables were collected by the transferee subsequent to June 30, 2014, satisfying this obligation.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
7. Notes Payable-Related Parties
At June 30, 2014 and December 31, 2013, notes payable – related parties are comprised of the following:

	June 30, 2014	December 31, 2013
NBS Sellers Notes	$-	$85,714
Notes payable to Marvin Rosen	1,478,081	1,578,081
Discount on notes payable to Marvin Rosen	(210,967)
Other notes payable - related parties	125,000	125,000
Total notes payable - related parties	1,392,114	1,788,795
Less:
Current portion of NBS Sellers Notes	-	(85,714)
Current portion of notes payable to Marvin Rosen	-	(100,000)
Current portion of other notes payable - related parties	(125,000)	(125,000)
Non-current portion notes payable - related parties	$1,267,114	$1,478,081

Sellers Notes
As part of the purchase price of NBS, FNAC issued promissory notes (the “Sellers Notes”) to Jonathan Kaufman and entities affiliated with Mr. Kaufman, the sellers of NBS, in the aggregate principal amount of $600,000.  Upon the closing of the acquisition of NBS, Mr. Kaufman became President of the Company’s Business Services division and an executive officer of the Company.  The Sellers Notes were paid in full as of June 30, 2014.

Notes Payable to Marvin Rosen
In conjunction with the Company’s sale of the Series A Notes and Series B Notes to the Lenders, Marvin Rosen, the Company’s Chairman of the Board of Directors, entered into an Intercreditor and Subordination Agreement with the Company and the Lenders, as amended, whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Senior Notes and the Company’s other obligations to the Senior Lenders.  In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount of all his then outstanding promissory notes aggregating to $3.9 million into a new single note (the “New Rosen Note”).  The New Rosen Note is not secured, pays interest monthly at a rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full.  Accrued interest on the outstanding promissory notes as of October 24, 2012 amounted to approximately $0.5 million, and the Company also agreed to pay Mr. Rosen 7% annual interest on this amount (collectively, with the New Rosen Note, the “Subordinated Obligations”). In connection with the preparation of the June 30, 2014 consolidated financial statements, the Company determined that the 7% interest rate on the Subordinated Obligations is less than market and requires the Company to impute additional interest expense.  As a result, effective January 1, 2014, the Company recognized a discount on the Subordinated Obligations in the approximate amount of $0.4 million as a capital contribution (net of exchanges). This adjustment reflects a 12% effective interest rate, and gives effect to the pro rata reductions to the discount resulting from Mr. Rosen’s partial exchanges of the New Rosen Note into shares of the Company’s common stock during the year ended December 31, 2013.  During the three and six months ended June 30, 2014, the Company recognized interest expense of approximately $0.2 million to amortize the discount on the Subordinated Obligations, and the net unamortized discount as of June 30, 2014 is $0.2 million.  The Company has determined that the forgoing items, including amortization of discount not previously recognized, were not material to the Company’s consolidated financial statements as of and for the years ended December 31, 2013 and 2012 and for the three and six months ended June 30, 2013.

On March 1, 2013, the Company received a short-term unsecured advance from Mr. Rosen in the amount of $100,000.  The Senior Lenders had approved the repayment of this advance from the proceeds from certain future sales of the Company’s equity securities. The advance was repaid during the six months ended June 30, 2014.

8.     Equity Transactions
On January 24, 2014, the Company accepted subscriptions from and issued to a total of 40 accredited investors (the “Investors”) an aggregate of 4,358 shares of its Series B-2 Preferred Stock and warrants (the “Investor Warrants”) to purchase 278,912 shares (the “Warrant Shares”) of the Company’s common stock and received gross cash proceeds of $4,358,000.  The proceeds, net of transaction expenses, are being used for general corporate purposes.

Each share of Series B-2 Preferred Stock has a Stated Value of $1,000, and is convertible into shares of the Company’s common stock at a conversion price of $5.00 per share (the “Preferred Conversion Price”), subject to adjustment. Subject to the other terms of the Series B-2 Preferred Stock, the Series B-2 Preferred Stock, including the Series B-2 Preferred Stock issued on December 31, 2013, is convertible into an aggregate of 4,567,600 shares of the Company’s common stock (the “Conversion Shares”).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Investor Warrants became exercisable on March 28, 2014 and may be exercised at any time until January 24, 2019 for a number of Warrant Shares that is equal to 40% of the Stated Value divided by 125% of the Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications (the “Investor Warrant Exercise Price”).

The Company also agreed to register the resale of the Conversion Shares and the Investor Warrant Shares, and to use its reasonable commercial efforts to cause the registration statement to remain effective until the date that all of the Conversion Shares and Warrant Shares have been sold or may be sold pursuant to Rule 144 under the Securities Act of 1933, as determined by the Company. The Company may be required to pay the Investors, as liquidated damages and not as a penalty, an amount equal to one percent (1%) of the aggregate amount invested by such Investor for each 30-day period or pro rata portion thereof during which the registration statement is not available to permit re-sales by the Investors; provided, that the maximum payment to each Investor shall not exceed six percent (6%) of the aggregate amount invested by such Investor.  The Company filed the registration statement on May 2, 2014, and the registration statement became effective on July 21, 2014.

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

The Company sold the Series B-2 Preferred Stock and Investor Warrants through its officers and directors, in conjunction with the assistance of certain broker-dealers. The Company paid aggregate cash compensation to the broker-dealers of $0.4 million, and issued warrants to the broker-dealers or their respective designees to purchase 45,050 shares of the Company’s common stock.

The Investor Warrants provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the Investor Warrant Exercise Price.  As a result, the Investor Warrants are deemed not indexed to the Company’s common stock under the guidance provided by ASC Topic 815.  Accordingly, the Company recognized a derivative liability of approximately $1.3 million at the date of issuance for the fair value of the Investor Warrants based on a Black-Scholes valuation.  During the six months ended June 30, 2014, a portion of the holders of the Investor Warrants executed agreements to modify the terms of the Investor Warrants to remove the provisions related to the downward adjustment of the exercise price.  The Company concluded that the amended terms for these Investor Warrants were such that they qualified for equity treatment under ASC Topic 815.  As a result, the Company reclassified $2.8 million (the fair value of the derivative liability relative to the modified warrant at the date of the amendment) from the derivative liability related to the Investor Warrants into equity.  Including the Investor Warrants issued in connection with the issuance of Series B-2 Preferred Stock on December 31, 2013, the fair value of the derivative liability related to the Investor Warrants not qualifying for equity treatment was $3.2 million and $6.0 million at June 30, 2014 and December 31, 2013, respectively.  The Company recognized a loss on the change in fair value of this derivative liability of $0.5 million for the three months ended June 30, 2014, and a gain on the change in fair value of $1.2 million for the six months ended June 30, 2014.

On April 30, 2014, as more fully described in note 1, the Company filed an amendment to its Certificate of Incorporation to (a) effectuate the Reverse Stock Split and (b) reduce the number of shares of common stock that are authorized for issuance to 18,000,000.  The Reverse Stock Split became effective on May 13, 2014.

9.     Recently Adopted and Issued Accounting Pronouncements
During the six months ended June 30, 2014, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  In May of 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”).  ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Companies may either use a full retrospective or modified retrospective approach to adopt this new standard.  The Company is currently evaluating both adoption options and the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Operating segment information for the three and six months ended June 30, 2014 and 2013 is summarized as follows:

Three months ended June 30, 2014

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$7,510,875	$15,630,098	$-	$23,140,973
Cost of revenues (exclusive of
depreciation and amortization)	6,714,319	6,033,122	-	12,747,441
Gross profit	796,556	9,596,976	-	10,393,532
Depreciation and amortization	53,503	2,522,472	22,003	2,597,978
Selling, general and administrative expenses	725,383	5,878,297	1,221,814	7,825,494
Interest expense	-	(1,400,275)	(196,940)	(1,597,215)
Loss on change in fair value of derivative liability			(690,878)	(690,878)
Other (expenses) income	(52,997)	(25,556)	79,272	719
Provision for income taxes	-	-	151,583	151,583
Net loss	$(35,327)	$(229,624)	$(2,203,946)	$(2,468,897)

Total assets	$5,040,316	$58,293,657	$6,720,174	$70,054,147

Six months ended June 30, 2014

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$14,673,371	$31,372,431	$-	$46,045,802
Cost of revenues (exclusive of
depreciation and amortization)	13,033,057	11,943,416	-	24,976,473
Gross profit	1,640,314	19,429,015	-	21,069,329
Depreciation and amortization	116,198	5,005,102	44,169	5,165,469
Selling, general and administrative expenses	1,441,232	11,840,301	2,363,358	15,644,891
Interest expense	-	(2,754,067)	(237,694)	(2,991,761)
Gain on change in fair value of derivative liability			1,919,069	1,919,069
Other (expenses) income	(94,037)	(26,656)	80,338	(40,355)
Provision for income taxes	-	-	173,078	173,078
Net loss	$(11,153)	$(197,111)	$(818,892)	$(1,027,156)

Capital expenditures	$56,995	$1,760,712	$-	$1,817,707

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ending June 30, 2013

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$6,738,527	$7,491,651	$-	$14,230,178
Cost of revenues (exclusive of
depreciation and amortization)	5,938,937	3,666,597	-	9,605,534
Gross profit	799,590	3,825,054	-	4,624,644
Depreciation and amortization	48,219	803,006	21,359	872,584
Selling, general and administrative expenses	748,757	2,600,306	1,084,785	4,433,848
Interest expense	-	(583,344)	(86,387)	(669,731)
Loss on extinguishment of debt			(92,376)	(92,376)
Gain on change in fair value of derivative liability			238,517	238,517
Other (expenses) income	(43,747)	28,107	(2,091)	(17,731)
Gain on extinguishment of accounts payable		-	2,908,882	2,908,882
Provision for income taxes	-			-
Net (loss) income	$(41,133)	$(133,495)	$1,860,401	$1,685,773

Total assets	$3,332,067	$23,091,098	$897,682	$27,320,847

Six Months Ended June 30, 2013

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$15,431,815	$14,966,784	$-	$30,398,599
Cost of revenues (exclusive of
depreciation and amortization)	13,920,474	7,436,656	-	21,357,130
Gross profit	1,511,341	7,530,128	-	9,041,469
Depreciation and amortization	96,432	1,583,422	42,645	1,722,499
Selling, general and administrative expenses	1,617,952	5,051,717	2,031,777	8,701,446
Interest expense	-	(1,148,822)	(180,428)	(1,329,250)
Loss on extinguishment of debt			(150,579)	(150,579)
Gain on change in fair value of derivative liability			105,267	105,267
Other (expenses) income	(127,231)	38,711	26,169	(62,351)
Gain on extinguishment of accounts payable		-	2,908,882	2,908,882
Net (loss) income	$(330,274)	$(215,122)	$634,889	$89,493

Capital expenditures	$49,768	$561,342	$17,497	$628,607

The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services business segments.  The amounts reflected as Corporate & Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

12.    Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2014	2013
Cash paid for interest	$2,749,360	$931,380
Cash paid for income taxes	$21,495	$-
Supplemental schedule of non-cash financing and investing activities:
Conversion of notes and interest payable - related parties to common stock	$-	$345,000
Conversion of accounts payable - related parties to common stock	$-	$2,500
Assets acquired under capital leases	$49,090	$121,834

13.    Related Party Transactions
Upon the closing of the acquisition of NBS on October 29, 2012, the purchase price was adjusted for an additional amount payable to the sellers of NBS of approximately $1.1 million following the application of certain working capital adjustments as set forth in the purchase agreements.  Approximately $226,000 remained outstanding to the sellers of NBS as of December 31, 2013, which was repaid during the six months ended June 30, 2014.

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Non-current liabilities:
Derivative liability (see notes 6 and 8 )	$-	$-	$7,082,401	$7,082,401

As of December 31, 2013
Non-current liabilities:
Derivative liability	$-	$10,515,472	$-	$10,515,472

The following table reconciles the changes in the derivative liability categorized within Level 3 of the fair value hierarchy.

Balance at December 31, 2013	$-
Transfer of Level 2 balance (a)	10,515,472
Issuance of additional warrants	1,301,607
Gains for the period:
Included in earnings (loss)	(1,919,069)
Included in other comprehensive income (loss)	-
Modification of warrant contracts (see note 8)	(2,815,609)
Balance at June 30, 2014	$7,082,401

(a) In the course of preparing its financial statements as of June 30, 2014, the Company determined that all of its derivative liabilities contained unobsoverable inputs and should therefore be reported in the Level 3 fair value hierarchy

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

15.    Gain on Extinguishment of Accounts Payable
In June of  2013, pursuant to the advice of counsel and based on applicable laws, the Company determined that it no longer had any liability pertaining to an international trade payable in the amount $2,908,882.  As a result, the Company derecognized the payable from its consolidated balance sheet at June 30, 2013 and recorded a corresponding gain on the extinguishment of debt.

16.    Subsequent Events
In July of 2014, three holders of Series B-2 Preferred Stock, representing an aggregate stated value of $0.6 million, converted their shares of Series B-2 Preferred Stock into 120,000 shares of common stock.

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

OVERVIEW

Our Business
We are a cloud services provider delivering value-added cloud-based solutions to businesses and carriers in the United States and throughout the world.  Through our Business Services business segment, we offer business products and services that consist primarily of cloud-based voice and cloud connectivity, as well as a complement of additional cloud solutions such as storage, security and disaster recovery.  Our advanced business services are flexible, scalable and rapidly deployed, lowering customers’ costs of ownership and increasing productivity.

Through our Carrier Services business segment, we offer domestic and international voice termination services to telecommunications carriers throughout the world, with a particular focus on providing services to and from emerging markets in Asia, the Middle East, Africa, Latin America, and the Caribbean.  These services primarily utilize VoIP termination.  We currently interconnect with over 270 carrier customers and vendors, which include U.S.-based carriers sending voice traffic to international destinations and foreign carriers sending voice traffic to the U.S. and internationally.  Our carrier-grade network, advanced switching systems and interconnections with global carriers on six continents also reduce the cost of global voice traffic termination and expand service delivery capabilities for our Business Services segment.

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

Although we believe that the Carrier Services business segment continues to be of significant value to our long term strategy, our growth strategy is focused primarily on the higher margin Business Services business segment and marketing to small and mid-sized businesses, as well as larger enterprises, using both our direct and partner distribution channels.  This strategy has resulted in an increasing percentage of the Company’s total revenues being contributed by the Business Services business segment, which we believe complements the Company’s Carrier Services business segment by providing higher margins and a more stable customer base.

Recent Acquisitions
On December 31, 2013, through our wholly owned subsidiary Fusion BVX LLC (“FBVX”), we completed the acquisition of substantially all of the cloud services assets used by BroadvoxGO!, LLC and its affiliate Cypress Communications, LLC (the “Broadvox Sellers”) in the operation of their cloud services business.  A definitive agreement to purchase these assets, including the assumption of substantially all of the related on-going liabilities incurred in the ordinary course of business (collectively, the “Broadvox Assets”) was entered into on August 30, 2013, and amended on November 15, 2013 and December 16, 2013 (the “BVX Purchase Agreement”).  For the year ended December 31, 2013, the business constituted by the Broadvox Assets generated unaudited revenues of approximately $32.7 million.

The purchase price of the Broadvox Assets was $32.1 million in cash, plus a working capital adjustment paid to the sellers in accordance with the terms of the BVX Purchase Agreement of approximately $0.2 million.  The Broadvox Assets are being integrated into our existing Business Services business segment, and the results of operations generated by the Broadvox Assets are reflected in our consolidated statement of operations effective January 1, 2014.  As provided in the BVX Purchase Agreement, we and the Broadvox Sellers entered into a Transitional Services Agreement (the “TSA”), under which we purchase a variety of services from the Broadvox Sellers that are necessary to provide certain services to the customers acquired until such time as those customers are fully transitioned to our own network infrastructure.  A failure by the Broadvox Sellers to provide the required services to us until such time as we have completed this transition would have a material adverse effect on our business, results of operations and financial condition.

On October 29, 2012, through our wholly owned subsidiary, Fusion NBS Acquisition Corp (“FNAC”), we completed the acquisition of Network Billing Systems, LLC and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”).  NBS is a unified communications and cloud services provider offering a wide range of hosted voice and data products, as well as Internet, data networking and other cloud services solutions to small, medium and large businesses in the United States.  For the year ended December 31, 2013, the NBS customer base contributed approximately $28 million of revenue to our Business Services business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The aggregate purchase price for the outstanding membership interests of NBS and the assets of ISG, net of assumed liabilities, was $19.6 million, consisting of $17.75 million in cash, $0.6 million to be evidenced by promissory notes payable to the sellers of the NBS membership interests (the “Seller Notes”) and 11,363,636 shares of our restricted common stock valued at $1.25 million.  The purchase price has been adjusted for certain working capital measurements described in the purchase agreements.  As of June 30, 2014, the Seller Notes have been paid in full.

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

The purchase price of the Broadvox Assets and the cash portion of the NBS Purchase Price were primarily financed through the issuance of senior notes by FNAC in the principal amounts of $25.5 million and $16.5 million, respectively (see “Liquidity and Capital Resources”).  The acquisition of the Broadvox Assets (the “Broadvox Transaction”) and the acquisition of NBS added approximately 11,000 customer locations to our Business Services segment.  These transactions are a significant component of our strategy to increase the percentage of our total revenues contributed by the Business Services business segment, which operates at higher profit margins than does our Carrier Services business segment.

Our Performance
Revenues for the three months ended June 30, 2014 were $23.1 million, an increase of $8.9 million, or 62.6%, compared to the three months ended June 30, 2013.  Our operating loss for the three months ended June 30, 2014 was $30,000, as compared to $0.7 million in the same period of a year ago, mainly due to the operating income generated by the Broadvox Assets, which are not reflected in the 2013 results.  Our net loss for the three months ended June 30, 2014 was $2.5 million, compared to net income of $1.7 million the three months ended June 30, 2013, as we recognized a non-cash gain of $2.9 million on the extinguishment of a trade payable in June of 2013.

Revenues for the six months ended June 30, 2014 were $46.0 million, an increase of $15.6 million, or 51.5%, compared to the six months ended June 30, 2013.  Our operating income for the six months ended June 30, 2014 was $0.3 million, as compared to an operating loss of $1.4 million in the same period of a year ago, mainly due to the operating income generated by the Broadvox Assets, which are not reflected in the 2013 results, partially offset by increases in SG&A expenses.  Our net loss for the six months ended June 30, 2014 was $1.0 million, as compared to net income of $0.1 million for the six months ended June 30, 2013.

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

Revenues from our Carrier Services business have declined over the last few years due in large part to decreases in market rates for the termination of international traffic, and we have seen this trend continue into the first half of 2014.  We believe these declines in market rates resulted largely from increased competition, deregulation in many of the markets we serve and the use of lower cost, Internet-based technologies.  While the market demand for international voice termination has seen a corresponding increase over the last few years, we have been unable to increase our revenues accordingly due to capacity limitations on our network switching platform and liquidity constraints.  We are in the process of implementing new systems and equipment which,  subject to their successful implementation, will bring our network capacity to the levels necessary to compete in the current market and allow us to increase our traffic volumes.  In addition, we do not believe we will experience the same liquidity constraints that we have in the past.  As a result, while we may experience additional declines in revenue during the remainder of 2014, we expect to reverse this trend as we move into 2015 and see the results of the implementation of our new systems.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Reverse Split of Common Stock
On May 13, 2014, a reverse split of the Company’s common stock became effective, whereby each 50 shares of outstanding common stock of the Company was combined and automatically converted into one share of the Company’s common stock (the “Reverse Stock Split”) and the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants and options to purchase common stock were proportionately adjusted to reflect the terms of the Reverse Stock Split consistent with the terms of such instruments.  As a result of the Reverse Stock Split, all share and per share amounts as of December 31, 2013, as well as for the three months and six months ended June 30, 2013, have been restated at a ratio of one for fifty to give effect to the reverse stock split.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Impairment of Long-Lived Assets
We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges for the six months ended June 30, 2014 and 2013.

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

Property and Equipment
In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years. During the six months ended June 30, 2014 and 2013, we capitalized costs pertaining to the development of internally used software in the approximate amount of $0.4 million.

Recently Issued Accounting Pronouncements
During the six months ended June 30, 2014, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  In May of 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”).  ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Companies may either use a full retrospective or modified retrospective approach to adopt this new standard.  The Company is currently evaluating both adoption options and the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

As a result of the Broadvox Transaction on December 31, 2013, our results of operations for the three and six months ended June 30, 2014, particularly with respect to our Business Services business segment, are not comparable to the results of operations for the same period in 2013.  The following table summarizes our results of operations for the periods indicated

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenues	$23,140,973	100.0%	$14,230,178	100.0%	$46,045,802	100.0%	$30,398,599	100.0%
Cost of revenues, exclusive of
depreciation and amortization	12,747,441	55.1%	9,605,534	67.5%	24,976,473	54.2%	21,357,130	70.3%
Gross profit	10,393,532	44.9%	4,624,644	32.5%	21,069,329	45.8%	9,041,469	29.7%
Operating expenses:
Depreciation and amortization	2,597,978	11.2%	872,584	6.1%	5,165,469	11.2%	1,722,499	5.7%
Selling general and administrative	7,825,494	33.8%	4,433,848	31.2%	15,644,891	34.0%	8,701,446	28.6%
Total operating expenses	10,423,472	45.0%	5,306,432	37.3%	20,810,360	45.2%	10,423,945	34.3%
Operating income (loss)	(29,940)	-0.1%	(681,788)	-4.8%	258,969	0.6%	(1,382,476)	-4.5%
Interest expense, net	(1,597,215)	-6.9%	(669,731)	-4.7%	(2,991,761)	-6.5%	(1,329,250)	-4.4%
Loss on extinguishment of debt	-	0.0%	(92,376)	-0.6%	-	0.0%	(150,579)	-0.5%
(Loss) gain on change in fair value of derivative liability	(690,878)		238,517		1,919,069		105,267
Other income (expenses)	719	0.0%	(17,731)	-0.1%	(40,355)	-0.1%	(62,351)	-0.2%
Total other (expenses) income	(2,287,374)	-9.9%	(541,321)	-3.8%	(1,113,047)	-2.4%	(1,436,913)	-4.7%
Gain on extinguishment of accounts payable			2,908,882				2,908,882
Income (loss) before taxes	(2,317,314)	-10.0%	1,685,773	11.8%	(854,078)	-1.9%	89,493	0.3%
Provision for income taxes	151,583		-		173,078		-
Net (loss) income	$(2,468,897)	-10.7%	$1,685,773	11.8%	$(1,027,156)	-2.2%	$89,493	0.3%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenues
Consolidated revenues were $23.1 million during the three months ended June 30, 2014, compared to $14.2 million during the three months ended June 30, 2014, an increase of $8.9 million, or 62.6%.  Revenues for the Business Services segment increased by $8.1 million in 2014 compared to 2013 due to completion of the Broadvox Transaction.  Carrier services revenue of $7.5 million represents an increase of $0.8 million, or 11.5%, from a year ago, as a 16% increase in the volume of traffic terminated over our network was partially offset by a 4% decrease in the blended rate per minute realized.

Cost of Revenues and Gross Margin
Consolidated cost of revenues was $12.7 million for the three months ended June 30, 2014, compared to $9.6 million for the three months ended June 30, 2013.  The increase is due to $2.4 million of costs attributed to revenues related to the Broadvox Assets not present in 2013, and to the increased traffic volume in the Carrier Services business segment.  Consolidated gross margin was 44.9% in the three months ended June 30, 2014, compared to 32.5% in 2013. The increase is due to the higher mix of Business Services revenue in 2014 as a result of the Broadvox Transaction.

Gross Margin for the Business Services segment was 61.4% in 2014, compared to 51.1%, in 2013, as a result of the Broadvox Transaction.  The Broadvox Assets have historically generated higher margins than our previously existing Business Services business, including NBS, due to a higher concentration of hosted VoIP and SIP Trunking services.  Gross margin for the Carrier Services segment was 10.6% for the three months ended June 30, 2014, compared to 11.9% in the three months ended June 30, 2013.  The decrease is mainly due to a 4% decrease in the blended rate realized per minute of traffic terminated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and Amortization
Depreciation and amortization increased by $1.7 million to $2.6 million for the three months ended June 30, 2014 from $0.9 million during the same period of a year ago, mainly due to $1.1 million of amortization expense related to intangibles and $0.6 million of depreciation expense on property and equipment associated with the Broadvox Transaction in 2014 not present in 2013.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $3.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase is mainly due to SG&A expenses attributable to BVX and, to a lesser extent, higher employee related expenses.

Operating Loss
Our operating loss for the three months ended June 30, 2014 was $30,000, as compared to $0.7 million for the three months ended June 30, 2013.  The improvement is due to the increased sales and gross profit in 2014 resulting from the Broadvox Transaction, partially offset by the related increases in SG&A and depreciation and amortization expense.

Interest Expense
Interest expense increased by $0.9 million in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, mainly due to an additional $25.5 million of senior debt incurred in December of 2013 to finance the Broadvox Transaction.

Loss on Extinguishment of Debt
During the three months ended June 30, 2013, we recorded a loss on the extinguishment of debt of approximately $92,000 for the fair value of warrants to purchase shares of our common stock in connection with the conversion of debt into equity, with no comparable amount in the three months ended June 30, 2014.

Change in Fair Value of Derivative Liability
During the three months ended June 30, 2014, we recognized a loss on the change in fair value of our derivative liabilities in the amount of $0.7 million, as compared to a gain of $0.2 million for the three months ended June 30, 2013.  These gains and losses are related to the derivatives associated with the warrants that we issued to our senior lenders in 2012 and 2013 and with the warrants we issued to purchasers of our preferred stock, the terms of which require them to be treated as liabilities and not equity instruments.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  The warrants are valued using a Black-Scholes pricing model, such that increases to our stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases to our stock price result in a lower valuation and a gain being recorded in our income statement.  We expect that we will be subject to additional significant fluctuations in our income statement in 2014 and beyond based on changes in our stock price and the corresponding changes in fair value of our derivative liabilities.

Other Income (Expenses)
Other income, net for the three months ended June 30, 2014 reflects a net loss on the disposal of certain property and equipment in the amount of $84,000, which was offset by a refund granted to us by the Federal Communications Commission for an overpayment of certain regulatory fees.

Gain on Extinguishment of Accounts Payable
In June of 2013, pursuant to the advice of counsel and based on applicable laws, we determined that the Company no longer had any liability pertaining to a trade payable in the amount of $2,908,882.  As a result, we derecognized this payable from our balance sheet and recorded a corresponding one-time gain on the extinguishment of accounts payable.

Provision for Income Taxes
During the three months ended June 30, 2014, we recorded income tax expense of $0.2 million, which is mainly due to the recognition of a deferred tax liability related to the goodwill acquired in the NBS and Broadvox transactions.

Net (Loss) Income
Net loss was $2.5 million for the three months ended June 30, 2014, compared to net income of $1.7 million in the same period of a year ago, mainly due to the absence of the $2.9 million gain on the extinguishment of the trade payable in 2014, the difference in mark-to-market impact of the derivative liabilities and the increase in interest expense in 2014, partially offset by the decrease in operating loss in 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenues
Consolidated revenues were $46.0 million for the six months ended June 30, 2014, compared to $30.4 million for the six months ended June 30, 2013, an increase of $15.6 million, or 51.5%.  Revenues for the Business Services segment increased by $16.4 million in 2014 compared to 2013, substantially all of which was due to the Broadvox Transaction.  Carrier services revenue of $14.7 million represents a decrease of $0.8 million, or 4.9%, from a year ago, as a 14% increase in the volume of traffic terminated over our network was more than offset by a 17% decrease in the blended rate realized per minute of traffic terminated.

Cost of Revenues and Gross Margin
Consolidated cost of revenues was $25.0 million for the six months ended June 30, 2014, compared to $21.4 million for the six months ended June 30, 2013.  The increase is due to $4.8 million of costs attributable to the Broadvox Assets not present in 2013, partially offset by improved margins in both of our business segments.  Consolidated gross margin was 45.8% in the six months ended June 30, 2014, compared to 29.7% in 2013. The increase is due to the higher mix of Business Services revenue in 2014 resulting from the Broadvox Transaction.

Gross Margin for the Business Services segment was 61.4% in 2014, compared to 51.1%, in 2013, as the Broadvox Assets have historically generated higher margins than our previously existing Business Services business, due to a higher concentration of hosted VoIP and SIP Trunking services.  Gross margin for the Carrier Services business segment was 11.2% for the six months ended June 30, 2014, compared to 9.8% in the six months ended June 30, 2013, due to a 20% decrease in the cost of revenues blended rate.

Depreciation and Amortization
Depreciation and amortization increased by $3.4 million to $5.2 million for the six months ended June 30, 2014 from $1.7 million during the same period of a year ago, mainly due to $2.2 million of amortization expense related to intangible assets and $1.2 million of depreciation expense related to property and equipment acquired in the Broadvox Transaction.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $6.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase is mainly due to $6.1 million of expenses attributable to the Broadvox Assets and, to a lesser extent, post-acquisition integration expenses associated with the Broadvox Transaction, increased third party agent commissions and higher employee compensation and related expenses.

Operating Loss
Our operating income was $0.3 million for the six months ending June 30, 2014, as compared to an operating loss of $1.4 million for the same period of a year ago.  The Broadvox Assets generated approximately $2.0 million of operating income in 2014, which was partially offset by increases in selling general and administrative expenses.

Interest Expense
Interest expense increased by $1.7 million in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, mainly due to an additional $25.5 million of senior debt incurred in December of 2013 to finance the Broadvox Transaction.

Loss on Extinguishment of Debt
During the six months ended June 30, 2013, we recorded a loss on the extinguishment of debt of 0.2 million for the fair value of warrants to purchase shares of our common stock in connection with the conversion of debt into equity, with no comparable amount in the six months ended June 30, 2014.

Change in Fair Value of Derivative Liability
The change in fair value of the derivative was a gain of $1.9 million in the six months ended June 30, 2014 compared to a gain of $0.1 million the six months ended June 30, 2013.  The change is due to the decrease in the Company's stock price since December 31, 2013, which decreases value of the derivatives, and to the increase in warrants not qualifying for equity treatment due to the issuance of the new senior debt and the issuance of the Series B-2 Preferred Stock on December 31, 2013 and January 24, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Other Expenses
Other expenses, net for the six months ended June 30, 2014 and 2013 reflects a net loss on the sale of accounts receivable of $0.1 million, partially offset by late fees charged to customers.

Gain on Extinguishment of Accounts Payable
In June of 2013, pursuant to the advice of counsel and based on applicable laws, we determined that the Company no longer had any liability pertaining to a trade payable in the amount of $2,908,882.  As a result, we derecognized this payable from our balance sheet and recorded a corresponding one-time gain on the extinguishment of accounts payable.

Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2014, consists primarily of deferred tax expense related to the goodwill acquired in the NBS and Broadvox transactions.

Net (Loss) Income
Our net loss was $1.0 million for the six months ended June 30, 2014, compared to net income of $0.1 million in the same period of a year ago, mainly due to the absence of the $2.9 million gain on the extinguishment of the trade payable in 2014 and the increase in interest expense in 2014, partially offset by the improvement in operating income and the $1.9 million gain on the change in fair value of derivatives in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses. In addition, we have only recently begun to generate positive cash flow from operations.  At June 30, 2014, we had working capital of $5.6 million and stockholders’ equity of $12.0 million.  At December 31, 2013, we had working capital of $1.8 million and stockholders’ equity of approximately $7.0 million.  Our consolidated cash balance at June 30, 2014 was $9.8 million, as compared to $6.2 million at December 31, 2013.  While we believe that we have sufficient cash to fund our operations and meet our obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.

During fiscal 2012, we relied primarily on the sale of our accounts receivable, including unbilled receivables, under our agreement with Prestige Capital Corporation (“Prestige”), as well as the sale of our equity securities, to fund our operations.  During fiscal 2013 and the first six months of 2014, we relied primarily on the sale of our equity securities and the cash generated from the operations of our Business Services business segment to fund our operations.

On December 31, 2013, we issued to a total of 82 accredited investors (the “Investors”), an aggregate of 18,480 shares of our newly designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”) and (b) warrants (the “Investor Warrants”) to purchase 1,182,720 shares of our common stock (the “Warrant Shares” and together with the Series B-2 Preferred Stock, the “Series B-2 Offering”).  The Series B-2 Offering included the issuance of 2,052 shares of Series B-2 Preferred Stock and Investor Warrants to purchase 131,328 Warrant Shares upon the conversion of $2.052 million in indebtedness of the Company, including the conversion of $2.0 million of notes payable to Marvin Rosen and $52,000 of other Company indebtedness payable to Matthew Rosen, our Chief Executive Officer, and another Director of the Company.  Gross cash proceeds received in 2013 from the Series B-2 Offering were $16.4 million, approximately $8.1 million of which was used to partially finance the Broadvox Transaction with the remainder, net of offering expenses, available for general corporate purposes.  On January 24, 2014 we held a second and final closing of the Series B-2 Offering and issued to a total of 40 accredited investors an aggregate of 4,358 shares of Series B-2 Preferred Stock and warrants to purchase 278,912 Warrant Shares, and we received net proceeds of approximately $4.0 million, which is being used for general corporate purposes.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

We also agreed to register the resale of the Conversion Shares and the Investor Warrant Shares, and to use its reasonable commercial efforts to cause the registration statement to remain effective until the date that all of the Conversion Shares and Warrant Shares have been sold or may be sold pursuant to Rule 144 under the Securities Act of 1933, as determined by the Company. The Company may be required to pay the Investors liquidated damages for periods during which the registration statement is not available to permit re-sales by the Investors.  We filed the registration statement on May 2, 2014 and it became effective on July 21, 2014.
Commencing January 1, 2016, we have the right to force the conversion of the Series B-2 Preferred Stock into common stock at the Preferred Conversion Price; provided that the volume weighted average price for our common stock is at least $12.50 for ten consecutive trading days.  In addition, shares of Series B-2 Preferred Stock bear a cumulative 6% annual dividend payable quarterly in arrears commencing March 31, 2014, in cash or shares of common stock, at the option of the Company.  We elected to pay the dividends in the form of our common stock for the quarters ended March 31, and June 30, 2014.

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

To finance the acquisitions of NBS and the Broadvox Assets, we entered into a Securities Purchase Agreement and Security Agreement (the “SPA”) with several private funds (the “Senior Lenders”).  The SPA was originally entered into on October 29, 2012 and amended on December 31, 2013.  Under the SPA, as amended, we have sold to the Senior Lenders senior secured notes in the aggregate principal amount of $42 million (the “Senior Notes”).  The Senior Notes pay interest monthly at a rate of 11.15% per annum and mature on December 31, 2018.  Monthly principal payments aggregating $52,083 are required from January 2014 through December 2014, and monthly principal payments aggregating $102,083 are required from January 2015 through December 2018.  As of June 30, 2014, the unpaid principal balance on the Senior Notes was $41.5 million.

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by the entities that comprise our Business Services business segment.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  We do not have the financial resources to repay the Senior Notes in the event they are accelerated.  As of and for the six months ended June 30, 2014, we were in compliance with all of the financial covenants under the SPA.

Under the terms of the SPA, as amended, we were required to deposit $3.0 million into an account controlled by the Senior Lenders, pending receipt of certain regulatory approvals for the pledging of assets as collateral for the Senior Notes.  The funds were to remain in escrow until such time as the necessary regulatory approvals are obtained.  We received all of the required regulatory approvals in May of 2014, and the funds were released to us at that time.

For 2014, monthly principal and interest obligations under the Senior Notes are approximately $0.4 million.  In 2015 and beyond, monthly principal and interest obligations are approximately $0.5 million.

While our Business Services business segment continues to generate positive cash flow from operations, the terms of the SPA prohibit any cash distributions from NBS, FBVX or FNAC to us prior to repayment of the Senior Notes.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige, whereby we may sell certain of our accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow. Under the terms of the purchase and sale agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within two business days after Prestige receives payment on the receivables, which generally have 15 to 30 day terms. From the fourth quarter of fiscal 2011 through the first quarter of 2013, this arrangement was our primary source of liquidity.  We may continue to utilize the agreement with Prestige to supplement our working capital needs until such time as we can consummate a traditional working capital line of credit.  In connection with the issuance of the Senior Notes, Prestige and the Lenders entered into an agreement establishing priorities among them and reached certain agreements as to enforcing their respective rights against the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

From time to time we have also received short term advances from Prestige which are secured by a priority lien on certain of our accounts receivable; however such advances are not attributable to a transfer of specific accounts receivable and are therefore reflected as notes payable to non-related parties in the accompanying consolidated balance sheets.  During the year ended December 31, 2013, the Company received advances from Prestige totaling $0.2 million, all of which were repaid during the year, along with advance fees of approximately $12,000.  The Prestige agreement is currently due to expire on March 15, 2015, but automatically renews for additional nine month periods unless either party receives written notice of cancellation within 60 days prior to the scheduled expiration date.  For as long as the agreement is in effect, Prestige will continue to have a first priority lien on the accounts receivable of our Carrier Services business segment and a second priority lien on the other assets of the Company.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$91,339	$(397,084)
Net cash used in investing activities	(8,865)	(788,164)
Net cash provided by financing activities	3,527,280	1,428,937
Net increase in cash and cash equivalents	3,609,754	243,689
Cash and cash equivalents, beginning of period	6,176,575	543,214
Cash and cash equivalents, end of period	$9,786,329	$786,903

Net cash used provided by operating activities was $0.1 million during the six months ended June 30, 2014, as compared to cash used in operating activities of $0.4 million in the during the six months ended June 30, 2013.  The following table illustrates the primary components of our cash flows from operations:

	2014	2013
Net (loss) income	$(1,027,156)	$89,493
Non-cash expenses, (gains) and losses	4,554,230	(662,545)
Accounts receivable	(1,004,835)	(992,929)
Accounts payable and accrued expenses	(1,446,993)	1,430,459
Other	(983,907)	(261,562)
Net cash used in operating activities	$91,339	$(397,084)

Net cash used in investing activities was $9,000 for the six months ended June 30, 2014, compared to $0.8 million for the six months ended June 30, 2013.  During 2014, the $3 million of escrowed funds held by our Senior Lenders ($1 million of which is restricted under the terms of our financial covenants) was released to us.  This amount was offset by capital expenditures of $1.8 million and the payment of obligations related to the acquisition of NBS of $0.2 million.  Capital expenditures for the six months ending June 30, 2013 were $0.6 million.  Capital expenditures for the remainder of 2014 are expected to be approximately $3.0 million, primarily for the purchase of network and related equipment and operational support systems for our Business Services segment.  We anticipate that a portion of our capital expenditure requirements will be financed through capital leases or other equipment financing arrangements.

Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2014, as compared to $1.4 million for the six months ended June 30, 2013.  During 2014 we raised approximately $4.0 million, net of offering expenses, from the sale of our equity securities and made debt service payments of approximately $0.7 million.  During 2013 we raised approximately $1.6 million from the sale of our equity securities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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
●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position

●
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of June 30, 2014, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
By: /s/ MARC S. GELBERG
Marc S. Gelberg
August 19, 2014	Senior Vice President – Finance and Principal Accounting Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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