Form 10-Q
period 2014-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2014-11-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act).      Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:November12, 2014.

Title Of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	6,493,097

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
PART 1– FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,261,258	$6,176,575
Accounts receivable, net of allowance for doubtful accounts of
approximately $336,000 and $381,000, respectively	6,157,584	5,828,389
Prepaid expenses and other current assets	915,443	2,704,787
Total current assets	16,334,285	14,709,751
Property and equipment, net	12,595,103	11,193,355
Other assets:
Security deposits	601,969	585,083
Restricted cash	1,164,311	1,163,872
Goodwill	5,222,088	5,124,130
Intangible assets, net	30,018,204	35,048,818
Other assets	1,040,949	1,125,652
Total other assets	38,047,521	43,047,555
TOTAL ASSETS	$66,976,909	$68,950,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$1,075,000	$625,000
Notes payable - related parties	125,000	310,714
Equipment financing obligations	494,906	245,138
Escrow payable	-	295,000
Accounts payable and accrued expenses	9,235,483	11,161,550
Related party payable	-	226,148
Current liabilities from discontinued operations	55,000	55,000
Total current liabilities	10,985,389	12,918,550
Long-term liabilities:
Notes payable - non-related parties, net of discount	36,385,000	36,788,987
Notes payable - related parties, net of discount	1,279,803	1,478,081
Equipment financing obligations	1,184,659	167,614
Derivative liability	4,693,198	10,515,472
Other long-term liabilities	25,500	131,627
Total liabilities	54,553,549	62,000,331
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
26,868 and 23,525 shares issued and outstanding	269	235
Common stock, $0.01 par value, 18,000,000 shares authorized,
6,493,097 and 6,077,071 shares issued and outstanding	64,930	60,770
Capital in excess of par value	172,811,664	166,625,595
Accumulated deficit	(160,453,503)	(159,736,270)
Total stockholders' equity	12,423,360	6,950,330
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,976,909	$68,950,661

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$22,486,531	$14,811,828	$68,532,333	$45,210,427
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	12,312,188	9,953,734	37,288,661	31,310,864
Gross profit	10,174,343	4,858,094	31,243,672	13,899,563
Depreciation and amortization	2,830,727	911,613	7,996,196	2,634,112
Selling general and administrative expenses (including stock-based compensation of approximately $111,000 and $51,000 for the
three months ended September 30, 2014 and 2013, respectively, and approximately $253,000 and $107,000 for the nine months
ended September 30, 2014 and 2013, respectively	8,137,368	4,312,508	23,782,259	13,013,954
Total operating expenses	10,968,095	5,224,121	31,778,455	15,648,066
Operating loss	(793,752)	(366,027)	(534,783)	(1,748,503)
Other (expenses) income:
Interest expense	(1,442,508)	(663,689)	(4,434,269)	(1,992,939)
Loss on extinguishment of debt	-	(291,995)	-	(442,574)
Change in fair value of derivative liability	2,389,203	(838,142)	4,308,272	(732,875)
Other income (expenses), net	9,639	(7,029)	(30,716)	(69,380)
Total other income (expenses)	956,334	(1,800,855)	(156,713)	(3,237,768)
(Loss) gain on extinguishment of accounts payable	-	(25,222)	-	2,883,660
Income (loss) before income taxes	162,582	(2,192,104)	(691,496)	(2,102,611)
(Benefit) provision for income taxes	(147,341)	-	25,737	-
Net income (loss)	309,923	(2,192,104)	(717,233)	(2,102,611)
Preferred stock dividends in arrears	(432,972)	(101,451)	(1,318,254)	(301,046)
Net (loss) applicable to common stockholders:	$(123,049)	$(2,293,555)	$(2,035,487)	$(2,403,657)

Basic loss per common share:	$(0.02)	$(0.52)	$(0.29)	$(0.61)

Diluted loss per common share:	$(0.19)	$(0.52)	$(0.57)	$(0.61)
Weighted average common shares outstanding:
Basic	7,093,215	4,411,646	6,927,011	3,972,503
Diluted	7,093,215	4,411,646	6,927,011	3,972,503

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Stockholders' Equity

	Preferred Stock		Common Stock		Capital in	Accumulated	Stockholders'
	Shares	$	Shares	$	Excess of Par	Deficit	Equity (Deficit)
Balance at December 31, 2013	23,525	$235	6,077,071	$60,770	$166,625,595	$(159,736,270)	$6,950,330
Discount on related party note payable,
net of exchanges	-	-	-	-	372,551	-	372,551
Proceeds from the sale of preferred stock
and warrants, net of expenses	4,358	44	-	-	3,984,382	-	3,984,426
Warrants issued in conjunction with the
issuance of preferred stock deemed not
indexed to the Company's common stock	-	-	-	-	(1,301,607)	-	(1,301,607)
Issuance of common stock for services
rendered	-	-	11,991	120	65,672	-	65,792
Modification of previously issued warrants
and reclassification to stockholders' equity	-	-	-	-	2,815,609	-	2,815,609
Net loss	-	-	-	-	-	(717,233)	(717,233)
Conversion of preferred stock into
common stock	(1,015)	(10)	203,000	2,030	(2,020)	-	-
Dividends on preferred stock	-	-	201,035	2,010	(2,010)	-	-
Stock-based compensation associated
with stock incentive plans	-	-	-	-	253,492	-	253,492
Balance at September 30, 2014	26,868	$269	6,493,097	$64,930	$172,811,664	$(160,453,503)	$12,423,360

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(717,233)	$(2,102,611)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,996,196	2,634,112
Loss on disposal of property and equipment	122,261	2,374
Loss on sale of accounts receivable	97,486	175,862
Bad debt expense	399,995	15,909
Stock-based compensation	253,492	107,211
Stock and warrants issued for services rendered or in settlement of liabilities	81,667	205,078
Amortization of debt discount and deferred financing fees	820,355	318,985
Change in fair value of derivative liability	(4,308,272)	732,875
Loss on extinguishment of debt	-	442,574
Gain on extinguishment of accounts payable	-	(2,883,660)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(590,444)	(1,032,101)
Prepaid expenses and other current assets	(670,888)	7,704
Other assets	(46,616)	25,893
Replenishment of security deposits	-	(144,141)
Accounts payable and accrued expenses	(2,164,659)	(39,384)
Other long-term liabilities	(106,127)	(98,447)
Net cash provided by (used in) operating activities	1,167,213	(1,631,767)
Cash flows from investing activities:
Purchase of property and equipment	(2,954,791)	(938,430)
Proceeds from the sale of property and equipment	46,586	-
Payment of obligations related to purchase price of acquisitions	(226,148)	(491,780)
Returns of security deposits	2,000,000	-
Payments of security deposits	(16,886)	(200,000)
Change in restricted cash	(440)	767,316
Net cash used in investing activities	(1,151,679)	(862,894)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	-	3,552,899
Proceeds from the sale of preferred stock and warrants, net	3,984,426	-
Proceeds from notes payable - related parties	-	100,000
Proceeds from notes payable - non-related parties	1,102,724	212,500
Payments on equipment financing obligations	(260,814)	(51,141)
Repayments of notes payable - related parties	(185,714)	(385,714)
Repayments of notes payable - non-related parties	(1,571,473)	(264,583)
Net cash provided by financing activities	3,069,149	3,163,961
Net change in cash and cash equivalents:	3,084,683	669,300
Cash and cash equivalents, beginning of period	6,176,575	543,214
Cash and cash equivalents, end of period	$9,261,258	$1,212,514

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

During the three and nine months ended September 30, 2014 and 2013, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.  In addition, certain prior year balances have been reclassified to conform to the current presentation.

Reverse split of common stock

On April 9, 2014, Fusion’s Board of Directors approved amendments to Fusion’s Certificate of Incorporation to (a) effect a reverse stock split of all of the outstanding shares of its common stock at a ratio (the “Reverse Split Ratio”) of one for fifty (the “Reverse Stock Split”) and (b) a corresponding reduction in the number of shares of common stock that Fusion is authorized to issue from 900,000,000 to 18,000,000.  The Certificate of Amendment, which was approved by Fusion’s stockholders on March 28, 2014, became effective on May 13, 2014, and at that time the Reverse Stock Split took place and each 50 shares of outstanding common stock of Fusion was combined and automatically converted into one share of Fusion’s common stock, with a par value of $0.01 per share.  In addition, the conversion and exercise prices of all of Fusion’s outstanding preferred stock, common stock purchase warrants and options to purchase common stock were proportionately adjusted at the Reverse Split Ratio consistent with the terms of such instruments.  No fractional shares were issued as a result of the Reverse Stock Split, and any fractional share to which a stockholder may have been entitled as a result of the Reverse Stock Split was rounded up to the nearest whole share.

As a result of the Reverse Stock Split, all share and per share amounts as of December 31, 2013, as well as for the three and nine months ended September 30, 2013, have been restated at the Reverse Split Ratio to give effect to the Reverse Stock Split.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of September 30, 2014 and December 31, 2013.  During the three and nine month periods ended September 30, 2014 and 2013, the Company recognized no adjustments for uncertain tax positions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the income of the Company. For the three and nine months ended September 30, 2014, the diluted loss per share computation reflects an increase in the loss attributable to common stockholders of approximately $1.2 million and $1.9 million, respectively, for the gain on fair value of the Company’s derivative liability that was attributable to outstanding in-the-money warrants (see note 6).

For the nine months ended September 30, 2014 and 2013, the following securities were excluded in the calculation of diluted loss per share because their inclusion would be antidilutive:

	2014	2013
Warrants	3,509,205	2,289,919
Stock options	376,863	353,252
Convertible preferred stock	4,525,443	153,397
	8,411,511	2,796,568

The net loss per common share calculation includes a provision for preferred stock dividends on Fusion’s outstanding Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred Stock”) of approximately$102,000 for the three months ended September 30, 2014 and 2013, and approximately $302,000 for the nine months ended September 30, 2014 and 2013.  As of September 30, 2014, the Board of Directors had not declared any dividends on Fusion’s Series A Preferred Stock, and Fusion had accumulated approximately $3,832,000 of preferred stock dividends.  The Board of Directors has declared dividends for the three and nine months ended September 30, 2014 of approximately $331,000 and $1,016,000, respectively, in connection with Fusion’s Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 78,202 and 201,035 shares, respectively, of Fusion’s common stock.

Sale of accounts receivable

The Company has an agreement to sell certain of its accounts receivable under an arrangement with a third party.  The Company records a loss on sale of accounts receivable at the time the receivables are sold for the difference between the book value of the receivables transferred and their respective purchase price. During the year ended December 31, 2013, the Company accounted for the sales of its accounts receivable as sales of financial assets and derecognized them from its consolidated balance sheet as of the date of sale. In connection with the preparation of its June 30, 2014 consolidated financial statements, the Company determined that although legal ownership to the transferred receivables belong to the transferee, these transfers do not meet all of the criteria outlined in Accounting Standards Codification Topic (“ASC”) 860, Transfers and Servicing.  The Company had derecognized $0.9 million of such receivables as of December 31, 2013, and the Company believes that retaining this amount on its consolidated balance sheet and recording a corresponding note payable would not have been material to the Company’s consolidated balance sheet as of that date.  At June 30, 2014 the Company recorded accounts receivable and recognized a note payable to unrelated parties in the amount of $1.1 million (see note 6) for the amount of uncollected receivables that had been transferred.  As of September 30, 2014 all of the receivables were collected and the note was repaid.  As of September 30, 2014, the Company did not have any outstanding accounts receivable that had been sold under this arrangement.

The Company recognized losses on the sale of accounts receivable in the three and nine months ended September 30, 2014 of approximately $3,000 and $97,000, respectively.  For the three and nine months ended September 30, 2013, the Company recognized losses on the sale of accounts receivable of approximately $47,000 and $176,000, respectively.  These amounts are recorded in Other income (expenses) in the accompanying consolidated statements of operations.  The Company’s obligations to the purchaser of the receivables are secured by a first priority lien on the accounts receivable of the Company’s Carrier Services business segment, and by a subordinated security interest on the other assets of the Company’s Carrier Services business segment.  Based on the Company’s evaluation of the creditworthiness of the customers whose receivables the Company sells under this arrangement, the Company does not believe that there is any significant credit risk related to those receivables.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired, and consists of $2.6 million of goodwill recognized in the acquisition of Network Billing Systems, LLC (“NBS”) on October 29, 2012, with the remainder resulting from the Broadvox Transaction described more fully in note 2.  Goodwill at September 30, 2014 and December 31, 2013 was approximately $5.2 million and $5.1 million, respectively.  Goodwill is not amortized but is instead tested annually for impairment.  All of the Company’s goodwill is attributable to its Business Services business segment.  The following table presents the change in goodwill during the nine months ended September 30, 2014.

Balance at January 1, 2014	Additions	Other (a)	Balance at September 30, 2014
$5,124,130	-	97,958	$5,222,088

(a) - Amount relates to adjustments to the preliminary purchase price for the acquisition completed on December 31, 2013.

The change to the Company’s goodwill during the nine months ending September 30, 2013 was as follows:

Balance at January 1, 2013	Additions	Other (a)	Balance at September 30, 2013
$2,406,269	-	197,256	$2,603,525

(a) - Amount relates to adjustments to the preliminary purchase price for the acquisition completed on October 29, 2012.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  The Company did not record any impairment charges for the nine months ended September 30, 2014 and 2013.

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

Stock-based compensation expense recognized in the condensed consolidated interim statements of operations for the three and nine months ended September30, 2014 and 2013 includes compensation expense for stock-based payment awards granted prior to September30, 2014 but not yet vested, based on the estimated grant date fair value. As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historical forfeiture rates as well as ongoing trends for actual option forfeiture.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The impact of stock-based compensation expense on the Company’s results of operations for the three and nine months ended September 30, 2014 was approximately $111,000 and $253,000, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2013 was approximately $51,000 and $107,000, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	(unaudited)
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2013	351,439	$16.29
Options granted during the period	38,440	$6.63
Options exercised during the period	-	$-
Options forfeited during the period	(2,539)	$6.19
Options expired during the period	(10,477)	$179.29
Options outstanding at September 30, 2014	376,863	$10.84
Options exercisable at September 30, 2014	182,609	$17.12

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option-pricing model method with the following assumptions:

	(unaudited)
	Nine Months Ended September 30,
	2014	2013
Dividend yield	0.00%	0.00%
Stock volatility	137.2%	137.2%
Average Risk-free interest rate	2.31%	0.68%
Average option term (years)	7.8	3

As of September 30, 2014, there was approximately $625,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under Fusion’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 1.96 years.

Advertising and marketing

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services. Advertising and marketing expenses were approximately $52,000 and $9,000 for the three months ended September 30, 2014 and 2013, and approximately $130,000 and $25,000 for the nine months ended September 30, 2014 and 2013, respectively.

Fair Value of Financial Instruments

At September 30, 2014 and December 31, 2013 the carrying value for the Company's accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.  Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3—No observable pricing inputs in the market

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The following table represents the fair value of the Company's derivative liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Non-current liabilities:
Derivative liability (see notes 6 and 8 )	$-	$-	$4,693,198	$4,693,198

As of December 31, 2013
Non-current liabilities:
Derivative liability	$-	$10,515,472	$-	$10,515,472

The following table reconciles the changes in the derivative liability categorized within Level 3 of the fair value hierarchy.

Balance at December 31, 2013	$-
Transfer of Level 2 balance (a)	10,515,472
Issuance of additional warrants	1,301,607
Gains for the period:
Included in earnings (loss)	(4,308,272)
Included in other comprehensive income (loss)	-
Modification of warrant contracts (see note 8)	(2,815,609)
Balance at September 30, 2014	$4,693,198

(a) - In the course of preparing its financial statements as of June 30, 2014, the Company determined that all of its derivative liabilities contained unobsoverable inputs and should therefore be reported in the Level 3 fair value hierarchy

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

Restricted cash

Restricted cash at September 30, 2014 and December 31, 2013 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see note 6), and certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $164,000.  The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

2.     Acquisition

On December 31, 2013, Fusion’s wholly-owned subsidiary, Fusion BVX LLC (“FBVX”), completed the acquisition of substantially all of the cloud services assets of BroadvoxGO!, LLC, and its affiliate Cypress Communications, LLC (the “Broadvox Transaction”).  The purchase price paid for the assets acquired in the Broadvox Transaction was $32.1 million in cash, plus a working capital adjustment, paid to the sellers in accordance with the terms of the purchase agreement, of approximately $0.2 million.  Had the transaction taken place on January 1, 2013, the Company’s consolidated revenues and net loss for the nine months ended September 30, 2013 would have been approximately $69.7 million and $6.7 million, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

3.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(unaudited)
Prepaid insurance	$93,089	$63,737
Due from purchaser of accounts receivable	-	236,232
Escrowed funds – senior lenders	-	2,000,000
Other prepaid expenses	822,354	404,818
Total	$915,443	$2,704,787

4.      Intangible Assets

Identifiable intangible assets as of September 30, 2014 and December 31, 2013 are comprised of:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Intangibles associated with the acquisition of NBS:
Trademarks and tradename	$563,000	$(123,156)	$439,844	$563,000	$(65,683)	$497,317
Proprietary technology	1,903,000	(729,483)	1,173,517	1,903,000	(444,033)	1,458,967
Non-compete agreement	3,257,000	(2,080,861)	1,176,139	3,257,000	(1,266,611)	1,990,389
Customer relationships	9,824,000	(1,240,269)	8,583,731	9,824,000	(754,988)	9,069,012
Favorable lease intangible	218,000	(83,567)	134,433	218,000	(50,867)	167,133
Total acquired intangibles	15,765,000	(4,257,336)	11,507,664	15,765,000	(2,582,182)	13,182,818

Intangibles associated with the Broadvox Transaction:
Proprietary technology	3,878,000	(581,700)	3,296,300	3,878,000	-	3,878,000
Non-compete agreements	5,471,000	(2,051,625)	3,419,375	5,471,000	-	5,471,000
Customer relationships	12,517,000	(722,135)	11,794,865	12,517,000	-	12,517,000
Total acquired intangibles	21,866,000	(3,355,460)	18,510,540	21,866,000	-	21,866,000
Total	$37,631,000	$(7,612,796)	$30,018,204	$37,631,000	$(2.582.182)	$35,048,818

Amortization expense for the three and nine months ended September 30, 2014 was $1.7 million and $5.0 million, respectively.  Amortization expense for the three and nine months ended September 30, 2013 was $0.6 million and $1.7 million, respectively. Estimated future aggregate amortization expense is as follows for the periods indicated:

		($000's)
Remainder of the year	2014	$ 1,687
Year ending December 31:	2015	6,567
	2016	2,927
	2017	2,856
	2018	2,444

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

5.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(unaudited)
Trade accounts payable	$2,829,305	$5,933,736
Accrued expenses	1,768,285	3,101,103
Accrued payroll and vacation	245,340	102,898
Interest payable	87,013	421,632
Sales and communications taxes payable	2,045,910	691,350
Deferred revenue	771,732	407,426
Other	1,487,898	503,405
Total accounts payable and accrued expenses	$9,235,483	$11,161,550

6.   Notes Payable – Non-Related Parties

At September 30, 2014 and December 31, 2013, notes payable – non-related parties are comprised of the following:

	September 30, 2014 (unaudited)	December 31, 2013
Senior Notes	$41,322,917	$41,791,667
Discount on Senior Notes	(3,862,917)	(4,377,680)
Total notes payable - non-related parties	37,460,000	37,413,987
Less:
Current portion	(1,075,000)	(625,000)
Non-current portion notes payable - non-related parties	$36,385,000	$36,788,987

Senior Notes
On October 29, 2012, Fusion’s wholly owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”), entered into a Securities Purchase Agreement and Security Agreement (the “Purchase Agreement”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”).  Under the Purchase Agreement, FNAC sold the Lenders (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”) in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually.  The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the acquisition of NBS.

On December 15, 2013, FNAC sold to the Lenders Series C senior notes (the “Series C Notes”) in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers in connection with the Broadvox Transaction (see note 2).  On December 31, 2013, the Purchase Agreement was amended and restated (the “SPA”) whereby FNAC sold to Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America (collectively with Plexus Fund II, L.P., the “Senior Lenders”) Series D Senior Notes (the “Series D Notes”) in the aggregate principal amount of $25.0 million (collectively with the Series A Notes, the Series B Notes and the Series C Notes, the “Senior Notes”).  The proceeds from the sale of the Series D Notes were used to finance the Broadvox Transaction.  Under the terms of the SPA:

●
Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America became parties to the SPA and to certain ancillary agreements that were entered into with the Lenders at the time of the Purchase Agreement.

●	The interest rate on all of the Senior Notes was adjusted to 11.15% per annum.

●	The maturity date on all of the Senior Notes was reset to December 31, 2018.

●	Interest on all of the Senior Notes is payable monthly, and monthly principal payments aggregating $52,083 are required from January 2014 through December 2014.

●	Monthly principal payments aggregating $102,083 are required from January 2015 through December 2018, with the outstanding principal balance on all of the Senior Notes payable at maturity.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million in excess of (i) any amounts outstanding under a permitted working capital line of credit, and (ii) any and all cash balances held by the Company’s Business Services business segment.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  As of and for the nine months ended September 30, 2014, the Company was in compliance with all of the financial covenants contained in the SPA.

The obligations to the Senior Lenders are secured by first priority security interests in all of the assets of FNAC, NBS and FBVX, as well as the capital stock of each of Fusion’s subsidiaries, including NBS and FBVX, and by second priority security interests in the accounts receivable pertaining to the Company’s Carrier Services business segment and all of the other assets of the Company.  In addition, Fusion, FBVX and NBS guaranteed FNAC’s obligations under the SPA, including FNAC’s obligation to repay the Senior Notes.

In connection with the sale of the Senior Notes to the Senior Lenders, Fusion issued nominal warrants to the Senior Lenders to purchase an aggregate of 728,333 shares of its common stock (the “Lenders’ Warrants”).  The Lenders’ Warrants are exercisable from the date of issuance at an exercise price of $0.50 per share, with 266,501 warrants expiring on October 29, 2022, and the remainder expiring on December 31, 2023.  Fusion is required to pay the exercise price on behalf of the Senior Lenders at the time of exercise.  The Company has recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrants as of the date of issuance.  The discount is being accreted over the life of the Senior Notes, and was $3.9 million and $4.4 million as of September 30, 2014 and December 31, 2013, respectively.

Commencing upon the earlier of a change in control, the repayment of the Senior Notes in full or the five year anniversary of the issuance of the Lenders’ Warrants, in the event that Fusion’s common stock does not meet certain liquidity thresholds with respect to trading volume and market price, then the Senior Lenders have the right to require Fusion to repurchase the shares issued or issuable upon exercise of the Lenders’ Warrants at a repurchase price based upon the formulas set forth therein.  As a result, the Lenders’ Warrants do not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”), and are not considered to be indexed to Fusion’s own stock under the guidance provided in ASC 815, and, as a result, the Company recognized derivative liabilities aggregating $4.7 million upon the issuance of the Lenders' Warrants.  At September 30, 2014 and December 31, 2013, the fair value of these derivative liabilities was $2.7 million and $4.5 million, respectively.  The Company recognized a gain on the change in fair value of this derivative for the three and nine months ended September 30, 2014 in the amount of $1.2 million and $1.9 million, respectively.  For the three and nine months ended September 30, 2013, the Company recognized a loss on the change in fair value of this derivative in the amount of $0.8 million and $0.7 million, respectively.

Expenses incurred in connection with the Purchase Agreement and SPA and the sale of the Senior Notes are reflected in Other assets on the Company’s consolidated balance sheet in the amount of $1.0 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively, and are being amortized as interest expense over the life of the Senior Notes.

For details regarding recent changes to the SPA, see Note 15 “Subsequent Events.”

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

7. Notes Payable-Related Parties

At September 30, 2014 and December 31, 2013, notes payable – related parties are comprised of the following:

	September 30, 2014 (unaudited)	December 31, 2013
NBS Sellers Notes	$-	$85,714
Notes payable to Marvin Rosen	1,478,081	1,578,081
Discount on notes payable to Marvin Rosen	(198,278)	-
Other notes payable - related parties	125,000	125,000
Total notes payable - related parties	1,404,803	1,788,795
Less:
Current portion of NBS Sellers Notes	-	(85,714)
Current portion of notes payable to Marvin Rosen	-	(100,000)
Current portion of other notes payable - related parties	(125,000)	(125,000)
Non-current portion notes payable - related parties	$1,279,803	$1,478,081

Sellers Notes
As part of the purchase price of NBS, FNAC issued promissory notes (the “Sellers Notes”) to Jonathan Kaufman and entities affiliated with Mr. Kaufman, the sellers of NBS, in the aggregate principal amount of $600,000.  Upon the closing of the acquisition of NBS, Mr. Kaufman became President of the Company’s Business Services division and an executive officer of the Company.  The Sellers Notes were paid in full as of September 30, 2014.

Notes Payable to Marvin Rosen
In conjunction with Fusion’s sale of the Series A Notes and Series B Notes to the Lenders, Marvin Rosen, the Company’s Chairman of the Board of Directors, entered into an Intercreditor and Subordination Agreement with the Company and the Lenders, as amended, whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Senior Notes and the Company’s other obligations to the Senior Lenders.  In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount of all his then outstanding promissory notes aggregating $3.9 million into a new single note (the “New Rosen Note”).  The New Rosen Note is unsecured, pays interest monthly at a rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full.  Accrued interest on the outstanding promissory notes as of October 24, 2012 amounted to approximately $0.5 million, and the Company also agreed to pay Mr. Rosen 7% annual interest on this amount (collectively, with the New Rosen Note, the “Subordinated Obligations”). In connection with the preparation of the June 30, 2014 consolidated financial statements, the Company determined that the 7% interest rate on the Subordinated Obligations is less than market and requires the Company to impute additional interest expense.  As a result, effective January 1, 2014, the Company recognized a discount on the Subordinated Obligations in the approximate amount of $0.4 million as a capital contribution (net of exchanges). This adjustment reflects a 12% effective interest rate, and gives effect to the pro rata reductions to the discount resulting from Mr. Rosen’s partial exchanges of the New Rosen Note into shares of Fusion’s common stock during the year ended December 31, 2013.  During the three and nine months ended September 30, 2014, the Company recognized interest expense of approximately $13,000 and $0.2 million, respectively, to amortize the discount on the Subordinated Obligations, and the net unamortized discount as of September 30, 2014 is $0.2 million.  The Company has determined that the forgoing items, including amortization of discount not previously recognized, were not material to the Company’s consolidated financial statements as of and for the years ended December 31, 2013 and 2012 and for the three and nine months ended September 30, 2013.

On March 1, 2013, the Company received a short-term unsecured advance from Mr. Rosen in the amount of $100,000.  The Senior Lenders had approved the repayment of this advance from the proceeds from certain future sales of Fusion’s equity securities. The advance was repaid during the nine months ended September 30, 2014.

8.     Equity Transactions

On January 24, 2014, Fusion accepted subscriptions from and issued to a total of 40 accredited investors (the “Investors”) an aggregate of 4,358 shares of its Series B-2 Preferred Stock and warrants (the “Investor Warrants”) to purchase 278,912 shares (the “Warrant Shares”) of Fusion’s common stock and received gross cash proceeds of $4,358,000.  The proceeds, net of transaction expenses of $374,000, were used for general corporate purposes.

Each share of Series B-2 Preferred Stock has a Stated Value of $1,000, and is convertible into shares of Fusion’s common stock at the option of the holder at a conversion price of $5.00 per share (the “Preferred Conversion Price”), subject to adjustment. During the nine months ended September 30, 2014, a total of 1,015 shares of Series B-2 Preferred Stock were converted into 203,000 shares of Fusion’s common stock.  Subject to the other terms of the Series B-2 Preferred Stock, the Series B-2 Preferred Stock outstanding at September 30, 2014, including the Series B-2 Preferred Stock issued on December 31, 2013, is convertible into an aggregate of 4,364,600 shares of Fusion’s common stock (the “Conversion Shares”).

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

Fusion also agreed to register the resale of the Conversion Shares and the Investor Warrant Shares, and to use its reasonable commercial efforts to cause the registration statement to remain effective until the date that all of the Conversion Shares and Warrant Shares have been sold or may be sold pursuant to Rule 144 under the Securities Act of 1933, as determined by the Company. The Company filed the registration statement on May 2, 2014, and the registration statement became effective on July 21, 2014. The Company may be required to pay the Investors, as liquidated damages and not as a penalty, an amount equal to one percent (1%) of the aggregate amount invested by such Investor for each 30-day period or pro rata portion thereof during which the registration statement is not available to permit re-sales by the Investors; provided, that the maximum payment to each Investor shall not exceed six percent (6%) of the aggregate amount invested by such Investor.

Commencing January 1, 2016, Fusion has the right to force the conversion of the Series B-2 Preferred Stock into shares of its common stock at the Preferred Conversion Price; provided that the volume weighted average price for its common stock is at least $12.50 for ten consecutive trading days. In addition, shares of Series B-2 Preferred Stock bear a cumulative six percent (6%) annual dividend payable quarterly in arrears, in cash or shares of common stock, at the option of the Company (see note 1, “Earnings per Share”).

Holders of Series B-2 Preferred Stock have liquidation rights that are senior to that of holders of Fusion’s outstanding Series A-1, A-2 and A-4 Preferred Stock, and holders of Series B-2 Preferred Stock are entitled to vote as one group with holders of Fusion’s common stock on all matters brought to a vote of holders of common stock (with each share of Series B-2 Preferred Stock being entitled to that number of votes into which the registered holder could have converted the Series B-2 Preferred Stock on the record date for the meeting at which the vote will be cast). However, holders of Series B-2 Preferred Stock are entitled to vote as a class on all matters adversely affecting such class.

Fusion sold the Series B-2 Preferred Stock and Investor Warrants through its officers and directors, in conjunction with the assistance of certain broker-dealers. The Company paid aggregate cash compensation to the broker-dealers of $0.4 million, and issued warrants to the broker-dealers or their respective designees to purchase 45,050 shares of Fusion’s common stock.

The Investor Warrants provide for a downward adjustment of the exercise price if Fusion was to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the Investor Warrant Exercise Price.  As a result, the Investor Warrants are deemed not indexed to the Company’s common stock under the guidance provided by ASC Topic 815.  Accordingly, the Company recognized a derivative liability of approximately $1.3 million at the date of issuance for the fair value of the Investor Warrants based on an option pricing model.  During the nine months ended September 30, 2014, a portion of the holders of the Investor Warrants executed agreements to modify the terms of their Investor Warrants to remove the provisions related to the downward adjustment of the exercise price.  The Company concluded that the amended terms for these Investor Warrants were such that they qualified for equity treatment under ASC Topic 815.  As a result, the Company reclassified $2.8 million (the fair value of the derivative liability relative to the modified warrant at the date of the amendment) from the derivative liability related to the Investor Warrants into equity.  Including the Investor Warrants issued in connection with the issuance of Series B-2 Preferred Stock on December 31, 2013, the fair value of the derivative liability related to the Investor Warrants not qualifying for equity treatment was $2.0 million and $6.0 million at September 30, 2014 and December 31, 2013, respectively.  The Company recognized a gain on the change in fair value of this derivative liability for the three and nine months ended September 30, 2014 of $1.2 million and $2.4 million, respectively.

On April 30, 2014, as more fully described in note 1, Fusion filed an amendment to its Certificate of Incorporation to (a) effectuate the Reverse Stock Split and (b) reduce the number of shares of common stock that are authorized for issuance to 18,000,000.  The Reverse Stock Split became effective on May 13, 2014.

9.     Recently Adopted and Issued Accounting Pronouncements

During the nine months ended September 30, 2014, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may either use a full retrospective or modified retrospective approach to adopt this new standard. The Company is currently evaluating both adoption options and the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

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

The Company has two reportable segments that it operates and manages – Carrier Services and Business Services.  These segments are organized by the products and services that are sold and the customers that are served.  The Company measures and evaluates its reportable segments based on revenue and gross profit margin.  The Company’s measurement of segment profit exclude the Company’s executive, administrative and support costs.  The Company’s segments and their principal activities consist of the following:

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Operating segment information for the three and nine months ended September 30, 2014 and 2013 is summarized as follows:

Three months ended September 30, 2014
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$7,253,220	$15,233,311	$-	$22,486,531
Cost of revenues (exclusive of
depreciation and amortization)	6,525,201	5,786,987	-	12,312,188
Gross profit	728,019	9,446,324	-	10,174,343
Depreciation and amortization	164,153	2,642,797	23,777	2,830,727
Selling, general and administrative expenses	752,911	6,051,105	1,333,352	8,137,368
Interest expense	-	(1,396,038)	(46,470)	(1,442,508)
Gain on change in fair value of derivative liability			2,389,203	2,389,203
Other (expenses) income	(3,449)	12,784	304	9,639
Income tax benefit	-	-	(147,341)	(147,341)
Net (loss) income	$(192,494)	$(630,832)	$1,133,249	$309,923

Nine months ended September 30, 2014
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$21,926,591	$46,605,742	$-	$68,532,333
Cost of revenues (exclusive of
depreciation and amortization)	19,558,258	17,730,403	-	37,288,661
Gross profit	2,368,333	28,875,339	-	31,243,672
Depreciation and amortization	280,351	7,647,899	67,946	7,996,196
Selling, general and administrative expenses	2,194,143	17,891,406	3,696,710	23,782,259
Interest expense	-	(4,150,106)	(284,163)	(4,434,269)
Gain on change in fair value of derivative liability			4,308,272	4,308,272
Other (expenses) income	(97,486)	(13,871)	80,641	(30,716)
Provision for income taxes	-		25,737	25,737
Net (loss) income	$(203,647)	$(827,943)	$314,357	$(717,233)

Capital expenditures	$100,403	$2,854,388	$-	$2,954,791

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ending September 30, 2013
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$7,026,589	$7,785,239	$-	$14,811,828
Cost of revenues (exclusive of
depreciation and amortization)	6,167,706	3,786,028	-	9,953,734
Gross profit	858,883	3,999,211	-	4,858,094
Depreciation and amortization	61,401	827,947	22,265	911,613
Selling, general and administrative expenses	707,975	2,631,550	972,983	4,312,508
Interest expense	-	(581,072)	(82,617)	(663,689)
Loss on extinguishment of debt			(291,995)	(291,995)
Loss on change in fair value of derivative liability			(838,142)	(838,142)
Other (expenses) income	(49,124)	17,156	24,939	(7,029)
Loss on extinguishment of accounts payable		-	(25,222)	(25,222)
Net income (loss)	$40,383	$(24,202)	(2,208,285)	$(2,192,104)

Nine Months Ended September 30, 2013
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$22,458,404	$22,752,023	$-	$45,210,427
Cost of revenues (exclusive of
depreciation and amortization)	20,088,181	11,222,683	-	31,310,864
Gross profit	2,370,223	11,529,340	-	13,899,563
Depreciation and amortization	157,832	2,411,370	64,910	2,634,112
Selling, general and administrative expenses	2,325,927	7,683,266	3,004,761	13,013,954
Interest expense	-	(1,729,894)	(263,045)	(1,992,939)
Loss on extinguishment of debt			(442,574)	(442,574)
Loss on change in fair value of derivative liability			(732,875)	(732,875)
Other (expenses) income	(176,355)	(469,713)	576,688	(69,380)
Gain on extinguishment of accounts payable		-	2,883,660	2,883,660
Net loss	$(289,891)	$(764,903)	(1,047,817)	$(2,102,611)

Capital expenditures	$142,937	$777,996	$17,497	$938,430

The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services business segments.  The amounts reflected as Corporate and Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.  The Company’s total assets for each business segment are as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
As of September 30, 2014	$3,599,981	$58,126,589	$5,250,339	$66,976,909

As of December 31, 2013	$3,021,463	$58,487,324	$7,441,874	$68,950,661

12.    Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2014	2013
Cash paid for interest	$3,948,533	$1,395,799
Cash paid for income taxes	$71,495	$-
Supplemental schedule of non-cash financing and investing activities:
Conversion of notes and interest payable - related parties to common stock	$-	$895,000
Dividends paid in the form of common stock	$1,016,383	$-
Conversion of accounts payable - related parties to common stock	$-	$126,858
Assets acquired under capital leases	$1,423,257	$359,675

13.    Related Party Transactions

Upon the closing of the NBS acquisition on October 29, 2012, the purchase price was adjusted for an additional amount payable to the sellers of NBS of approximately $1.1 million following the application of certain working capital adjustments as set forth in the purchase agreements.  Approximately $226,000 remained outstanding to the sellers of NBS as of December 31, 2013, which was repaid during the nine months ended September 30, 2014.

14.    Gain on Extinguishment of Accounts Payable

In June 2013, pursuant to the advice of counsel and based on applicable laws, the Company determined that it no longer had any liability pertaining to an international trade payable in the amount $2,908,882.  As a result, the Company derecognized the payable from its consolidated balance sheet at September 30, 2013 and recorded a corresponding gain on the extinguishment of debt, net of legal fees of $25,322.

15.  Subsequent Events

On October 31, 2014, Fusion, through its recently formed wholly owned subsidiary, Fusion PTC Acquisition, Inc. (“PTC”), completed the acquisition of all of the outstanding equity securities of PingTone Communications, Inc. (“PingTone”).  The acquisition of PingTone was accomplished through a merger of PTC with and into PingTone, with PingTone surviving the merger (the “Merger”).  As a result of the Merger, PingTone became a wholly owned subsidiary of FNAC.

The purchase price paid to the PingTone shareholders was $10 million (exclusive of cash acquired), consisting of $7.5 million in cash and 712,250 shares of Fusion’s common stock valued at $2.5 million.  The purchase price is subject to adjustment based on the actual net working capital present at closing, to be determined in accordance with the terms of the merger agreement.  A portion of the purchase price ($1,150,000, comprised of $862,500 in cash and 81,908 in shares of common stock) has been placed into escrow to secure the representations, warranties and covenants made by the PingTone shareholders under the merger agreement.

Contemporaneously with the completion of the Merger, Fusion, FNAC, FBVX, NBS and PTC executed a Second Amended and Restated Securities Purchase Agreement and Security Agreement (the “Restated Purchase Agreement”) with the Senior Lenders.  The Restated Purchase Agreement amends and restates the terms of the SPA, and reflects the sale by FNAC to the Senior Lenders of five-year Series E senior notes (the “Series E Notes” and together with the Senior Notes, the "Notes") in an aggregate principal amount of $5.0 million. The Series E Notes bear interest annually at 11.15%.  The Restated Purchase Agreement extended the maturity date of all of the Notes to October 31, 2019. Each of the Series E Notes provides for the payment of interest on a monthly basis commencing November 30, 2014. Principal on the Series E Notes is due and payable at maturity.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The obligations to the Senior Lenders under the Restated Purchase Agreement are secured by a first priority security interest on all of the assets of FNAC, FBVX and NBS, as well as the capital stock of each of Fusion’s subsidiaries, and by a second lien on the accounts receivable and other assets of the Company’s Carrier Services business segment.  In addition, the Notes are now secured by all of the assets of PingTone.  Further, subject to certain limitations, Fusion, FBVX, NBS and PingTone have guaranteed FNAC’s obligations under the Restated Purchase Agreement, including FNAC’s obligations to repay the Notes.

The estimated allocation of the purchase price of PingTone is as follows:

Purchase Price	$10,644,822

Cash	769,713
Other current assets	479,920
PP&E	350,000
Other assets	69,152
Current liabilities	(504,811)
Other liabilities	(28,725)
Goodwill and other intangbiles	$9,509,573

In accordance with ASC 805, the Company expects to allocate a portion of the excess of the purchase price over the fair value of the net assets acquired to a number of separately identifiable intangible assets, including but not limited to, customer lists and trade names. The Company expects that this allocation, as well as the initial determination of fair value of the acquired tangible assets, will be completed within the required measurement period as set forth in ASC 805, but in no event later than one year following the date of the transaction.

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

OVERVIEW

Our Business

We are a cloud services provider delivering value-added cloud-based solutions to businesses in the United States and carriers throughout the world.  Through our Business Services business segment, we offer business products and services that consist primarily of cloud-based voice and cloud connectivity, as well as a complement of additional cloud solutions such as storage, security and disaster recovery.  Our advanced business services are flexible, scalable and rapidly deployed, lowering customers’ costs of ownership and increasing productivity.

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

We manage our business segments based on revenue and gross profit, which represents net revenue less the cost of revenue, and on net profitability after excluding certain non-cash and non-recurring items.  The majority of our operations, engineering, information systems and support personnel are assigned to either the Business Services or Carrier Services business segment for segment reporting purposes.

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

Recent Acquisitions

On October 31, 2014, we acquired all of the outstanding equity securities of PingTone for a purchase price of $10.0 million, net of cash acquired.  For the year ended December 31, 2013, PingTone had unaudited revenue of approximately $7.6 million.  We intend to integrate the operations and personnel of PingTone into our existing Business Services business segment.

On December 31, 2013, FBVX completed the acquisition of substantially all of the cloud services assets (the “Broadvox Assets”) used by BroadvoxGO!, LLC and its affiliate Cypress Communications, LLC (the “Broadvox Sellers”).  For the year ended December 31, 2013, the business constituted by the Broadvox Assets generated unaudited revenues of approximately $32.7 million.

The purchase price of the Broadvox Assets was $32.1 million in cash, plus a working capital adjustment paid to the Broadvox Sellers of approximately $0.2 million.  The Broadvox Assets are being integrated into our existing Business Services business segment, and the results of operations generated by the Broadvox Assets are reflected in our consolidated statement of operations effective January 1, 2014.  In connection with the purchase of the Broadvox Assets, we and the Broadvox Sellers entered into a Transitional Services Agreement (the “TSA”), under which we purchase a variety of services from the Broadvox Sellers that are necessary to provide certain services to the customers acquired until such time as those customers are fully transitioned to our own network infrastructure.  A failure by the Broadvox Sellers to provide the required services to us until such time as we have completed this transition would have a material adverse effect on our business, results of operations and financial condition.

On October 29, 2012, FNAC completed the acquisition of NBS.  NBS is a unified communications and cloud services provider offering a wide range of hosted voice and data products, as well as Internet, data networking and other cloud services solutions to small, medium and large businesses in the United States.  For the year ended December 31, 2013, the NBS customer base contributed approximately $28 million of revenue to our Business Services business segment.  The aggregate purchase price paid for NBS was $19.6 million, consisting of $17.75 million in cash, $0.6 million to be evidenced by promissory notes payable to the sellers of the NBS membership interests (the “Seller Notes”) and 11,363,636 shares of Fusion’s restricted common stock valued at $1.25 million.  The purchase price has been adjusted for certain working capital measurements described in the purchase agreements.  As of September 30, 2014, the Seller Notes have been paid in full.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The purchase price of the Broadvox Assets and the cash portion of the NBS Purchase Price were primarily financed through the issuance of Senior Notes by FNAC in the principal amounts of $25.5 million and $16.5 million, respectively (see “Liquidity and Capital Resources”).  The Broadvox Transaction and the acquisition of NBS added approximately 11,000 customer locations to our Business Services segment.  These transactions are a significant component of our strategy to increase the percentage of our total revenues contributed by the Business Services business segment, which operates at higher profit margins than does our Carrier Services business segment.

Our Performance

Revenues for the three months ended September 30, 2014 were $22.5 million, an increase of $7.7 million, or 51.8%, compared to the three months ended September 30, 2013.  Our operating loss for the three months ended September 30, 2014 was $0.8 million, as compared to $0.4 million in the same period of a year ago.  Our net income for the three months ended September 30, 2014 was $0.3 million, compared to a net loss of $2.2 million for the three months ended September 30, 2013, as we recognized a non-cash gain of $2.4 million in 2014 on the change in fair value of the Company’s derivative liabilities.

Revenues for the nine months ended September 30, 2014 were $68.5 million, an increase of $23.3 million, or 51.6%, compared to the nine months ended September 30, 2013.  Our operating loss for the nine months ended September 30, 2014 was $0.5 million, as compared to $1.7 million in the same period of a year ago.  Our net loss for the nine months ended September 30, 2014 was $0.7 million, as compared to $2.1 million for the nine months ended September 30, 2013.

Our Outlook

Our revenues and gross profit in our Business Services business segment have increased significantly in 2014 as a result of the Broadvox Transaction, and we expect further increases in the fourth quarter of 2014 and into 2015 as a result of the PingTone acquisition.  However, our ability to achieve positive cash flows from operations and net profitability is dependent upon our ability to grow our revenues organically and successfully integrate the operations associated with the Broadvox Assets and, to a lesser extent, PingTone into our existing business.  We believe that a successful integration will result in synergistic cost savings and operational efficiencies that will substantially improve our operating performance.

Revenues from our Carrier Services business have declined over the last few years due in large part to decreases in market rates for the termination of international traffic, and we have seen this trend continue through the first nine months of 2014.  We believe these declines in market rates resulted largely from increased competition, deregulation in many of the markets we serve and the use of lower cost, Internet-based technologies.  While the market demand for international voice termination has seen a corresponding increase over the last few years, we have been unable to increase our revenues accordingly due to capacity limitations on our network switching platform and liquidity constraints.  We are in the process of implementing new systems and equipment which, subject to their successful implementation, will bring our network capacity to the levels necessary to compete in the current market and allow us to increase our traffic volumes.  In addition, we do not believe we will experience the same liquidity constraints that we have in the past.  As a result, while we may experience additional declines in revenue during the remainder of 2014, we expect to reverse this trend as we move into 2015 and see the results of the implementation of our new systems.

Reverse Split of Common Stock

On May 13, 2014, a reverse split of Fusion’s outstanding common stock became effective, whereby each 50 shares of outstanding common stock of Fusion was combined and automatically converted into one share of Fusion’s common stock (the “Reverse Stock Split”) and the conversion and exercise prices of all of Fusion’s outstanding preferred stock, common stock purchase warrants and options to purchase common stock were proportionately adjusted to reflect the terms of the Reverse Stock Split consistent with the terms of such instruments.  As a result of the Reverse Stock Split, all share and per share amounts as of December 31, 2013, as well as for the three months and nine months ended September 30, 2013, have been restated to give effect to the Reverse Stock Split.

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

Our revenue is primarily derived from the monthly recurring and usage fees charged to customers that purchase our business products and services, and from usage fees charged to other telecommunications carriers that terminate voice traffic over our network.   Fixed revenue is earned from monthly recurring services provided to the customer, for which the charges are contracted for over a specified period of time.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  The recurring customer charges continue until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

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

Cost of Revenues

Cost of revenues for our Carrier Services business segment is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for our carrier customers.  Thus, the majority of our cost of revenues for this business segment is variable, based upon the number of minutes actually used by our customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switch.  During each period, the call activity is analyzed and an accrual is recorded for the revenues associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between our network infrastructure, including our New York switching facility, and certain large carrier customers and vendors.

For our Business Services business segment, fixed expenses include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services and the cost of broadband Internet access used to provide service to business customers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges for the nine months ended September 30, 2014 and 2013.

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

Property and Equipment

In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years. During the nine months ended September 30, 2014 and 2013, we capitalized costs pertaining to the development of internally used software in the approximate amount of $0.6 million.

Recently Issued Accounting Pronouncements

During the nine months ended September 30, 2014, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.  In May of 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may either use a full retrospective or modified retrospective approach to adopt this new standard. The Company is currently evaluating both adoption options and the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

As a result of the Broadvox Transaction on December 31, 2013, our results of operations for the three and nine months ended September 30, 2014, particularly with respect to our Business Services business segment, are not comparable to the results of operations for the same period in 2013.  The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenues	$22,486,531	100.0%	$14,811,828	100.0%	$68,532,333	100.0%	$45,210,427	100.0%
Cost of revenues, exclusive of
depreciation and amortization	12,312,188	54.8%	9,953,734	67.2%	37,288,661	54.4%	31,310,864	69.3%
Gross profit	10,174,343	45.2%	4,858,094	32.8%	31,243,672	45.6%	13,899,563	30.7%
Operating expenses:
Depreciation and amortization	2,830,727	12.6%	911,613	6.2%	7,996,196	11.7%	2,634,112	5.8%
Selling general and administrative	8,137,368	36.2%	4,312,508	29.1%	23,782,259	34.7%	13,013,954	28.8%
Total operating expenses	10,968,095	48.8%	5,224,121	35.3%	31,778,455	46.4%	15,648,066	34.6%
Operating income (loss)	(793,752)	-3.5%	(366,027)	-2.5%	(534,783)	-0.8%	(1,748,503)	-3.9%
Interest expense, net	(1,442,508)	-6.4%	(663,689)	-4.5%	(4,434,269)	-6.5%	(1,992,939)	-4.4%
Loss on extinguishment of debt	-	0.0%	(291,995)	-2.0%	-	0.0%	(442,574)	-1.0%
Gain (loss) on change in fair value of derivative liability	2,389,203		(838,142)		4,308,272		(732,875)
Other income (expenses)	9,639	0.0%	(7,029)	0.0%	(30,716)	0.0%	(69,380)	-0.2%
Total other (expenses) income	956,334	4.3%	(1,800,855)	-12.2%	(156,713)	-0.2%	(3,237,768)	-7.2%
(Loss) gain on extinguishment of accounts payable			(25,222)		-		2,883,660
Income (loss) before taxes	162,582	0.7%	(2,192,104)	-14.8%	(691,496)	-1.0%	(2,102,611)	-4.7%
Provision for income taxes	(147,341)		-		25,737		-
Net income (loss)	$309,923	1.4%	$(2,192,104)	-14.8%	$(717,233)	-1.0%	$(2,102,611)	-4.7%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenues

Consolidated revenues were $22.5 million for the three months ended September 30, 2014, compared to $14.8 million for the three months ended September 30, 2013, an increase of $7.7 million, or 51.8%.  Carrier services revenue of $7.3 million represents an increase of $0.2 million, or 3.2%, from a year ago, as a 6.8% increase in the blended rate per minute realized was partially offset by a 4.4% decrease in the volume of traffic terminated over our network.  Revenues for the Business Services segment increased by $7.4 million in 2014 compared to 2013 due to the Broadvox Transaction.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $12.3 million for the three months ended September 30, 2014, compared to $10.0 million for the three months ended September 30, 2013.  The increase is mainly due to $2.3 million of costs attributed to the Broadvox Transaction.  Consolidated gross margin was 45.2% in the three months ended September 30, 2014, compared to 32.8% in 2013. The increase is due to the higher mix of Business Services revenue in 2014 as a result of the Broadvox Transaction.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Gross Margin for the Business Services segment was 62.0% in 2014, compared to 51.4% in 2013, as the Broadvox Assets have historically generated higher margins than our previously existing Business Services business, including NBS, due to a higher concentration of hosted VoIP and SIP trunking services. Gross margin for the Carrier Services segment was 10.0% for the three months ended September 30, 2014, compared to 12.2% in the three months ended September 30, 2013.  The decrease is mainly due to a 13.6% increase in the blended cost of per minute of traffic terminated.

Depreciation and Amortization

Depreciation and amortization increased by $1.9 million to $2.8 million for the three months ended September 30, 2014 from $0.9 million during the same period of a year ago, mainly due to $1.1 million of amortization expense related to intangibles and $0.6 million of depreciation expense on fixed assets acquired in 2014 not present in 2013.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A) increased by $3.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The increase is mainly due to approximately $2.8 million of SG&A expenses attributable to the Broadvox Assets and, to a lesser extent, corporate overhead expenses, which includes employee related expenses and legal, professional and consulting fees, and higher employee related expenses attributable to NBS.

Operating Loss

The Company’s operating loss of $0.8 million for the three months ending September 30, 2014 represents a $0.4 million increase from the same period of a year ago, as the increase in gross profit resulting from the acquisition of the Broadvox Assets was more than offset by increases in SG&A and depreciation and amortization expense.

Interest Expense

The $0.8 million increase in interest expense is mainly due to an additional $25.5 million of senior debt issued in December 2013 in connection with the Broadvox Transaction at a rate of 11.15%.

Loss on Extinguishment of Debt

During the three months ended September 30, 2013, we recorded a loss on the extinguishment of debt of $0.3 million for the fair value of warrants to purchase shares of our common stock issued in connection with the conversion of debt into equity, with no comparable amount in the three months ended September 30, 2014.

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2014, we recognized a gain on the change in fair value of our derivative liabilities in the amount of $2.4 million, as compared to a loss of $0.8 million for the three months ended September 30, 2013.  These gains and losses are related to the derivatives associated with the Senior Lender Warrants issued to the Senior Lenders in 2012 and 2013 and the Investor Warrants issued to purchasers of our preferred stock on December 31, 2013 and January 24, 2014, the terms of which require them to be treated as liabilities and not equity instruments under U.S. GAAP.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  The warrants are valued using an option pricing model, such that increases to our stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases to our stock price result in a lower valuation and a gain being recorded in our income statement.  We expect that we will be subject to additional significant fluctuations in our income statement in 2014 and beyond based on changes in our stock price and the corresponding changes in fair value of our derivative liabilities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Net Income (Loss)

Net income was $0.3 million for the three months ended September 30, 2014, compared to net loss of $2.2 million in the same period of a year ago, mainly due to the difference in mark-to-market impact of the derivative liabilities, partially offset by the increase in interest expense and the increase in operating loss in 2014.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenues

Consolidated revenues were $68.5 million for the nine months ended September 30, 2014, compared to $45.2 million for the nine months ended September 30, 2013, an increase of $23.3 million, or 51.6%.  Carrier services revenue of $21.9 million reflects a decrease of $0.5 million, or 2.4%, from a year ago, as a 16.6% decrease in the blended rate per minute realized, largely offset by a 14% increase in the volume of traffic terminated over our network. Revenues for the Business Services segment increased by $23.9 million in 2014 compared to 2013 due to the Broadvox Transaction.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $37.3 million for the nine months ended September 30, 2014, compared to $31.3 million for the nine months ended September 30, 2013.  The increase is due to $7.2 million of costs attributed to the Broadvox Transaction, partially offset by improved margins in the Carrier Services segment and at NBS.  Consolidated gross margin was 45.6% in the nine months ended September 30, 2014, compared to 30.7% in 2013. The increase is due to the higher mix of Business Services revenue in 2014 as a result of the Broadvox Transaction.

Gross Margin for the Business Services segment was 62.0% in 2014, compared to 50.7% in 2013, as a result of the Broadvox Transaction, as the customer base acquired in the Broadvox Transaction has generally produced higher margins than the NBS business due to a higher concentration of hosted VoIP and SIP trunking services. Gross margin for the Carrier Services segment was 10.8% for the nine months ended September 30, 2014, compared to 10.6% in the nine months ended September 30, 2013, as the 16.6% decrease in the blended rate per minute was offset by a 20.4% decrease in the cost of revenues blended rate.

Depreciation and Amortization

Depreciation and amortization increased by $5.4 million to $8.0 million for the nine months ended September 30, 2014 from $2.6 million during the same period of a year ago, mainly due to $3.4 million of amortization expense related to intangible assets and $1.8 million of depreciation expense on fixed assets acquired in the Broadvox Transaction.

Selling, General and Administrative Expenses

SG&A increased by $10.8 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The increase is mainly due to SG&A expenses attributable to the Broadvox Assets and, to a lesser extent, higher employee related expenses attributable to NBS and corporate overhead expenses.

Operating Loss

The Company’s operating loss was $0.5 million for the nine months ending September 30, 2014 compared to an operating loss of $1.7 million for the same period a year ago, due to the approximately $2.9 million of operating income generated by the Broadvox Assets in 2014, partially offset by other increases in SG&A.

Interest Expense

The $2.4 million increase in interest expense is mainly due to an additional $25.5 million of senior debt issued in December 2013 in connection with the Broadvox Transaction at a rate of 11.15% and, to a lesser extent, amortization of the discount on a related party note payable.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2013, we recorded a loss on the extinguishment of debt of $0.4 million for the fair value of warrants to purchase shares of our common stock issued in connection with the conversion of debt into equity, with no comparable amount in the nine months ended September 30, 2014.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative was a gain of $4.3 million in the nine months ended September 30, 2014, compared to a loss of $0.7 million in the nine months ended September 30, 2013.  The change is due to the decrease in Fusion's stock price since December 31, 2013, which decreases the value of the derivatives, and to the increase in warrants not qualifying for equity treatment related to the issuance of new senior debt and preferred stock on December 31, 2013 and January 24, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Other Expenses

Other expenses, net, for the nine months ended September 30, 2014 and 2013 reflects a loss on the sale of accounts receivable of $0.1 million and $0.2 million, respectively, partially offset by late fees charged to customers.

Gain on Extinguishment of Accounts Payable

In June 2013, pursuant to the advice of counsel and based on applicable laws, we determined that the Company no longer had any liability pertaining to a trade payable in the amount of $2.9 million.  As a result, we derecognized this payable from our balance sheet and recorded a corresponding one-time non-cash gain on the extinguishment of accounts payable.

Net (Loss) Income

Our net loss was $0.7 million for the nine months ended September 30, 2014, as compared to $2.1 million in the same period of a year ago, mainly due to the $4.3 million gain on the change in fair value of the derivatives (compared to a loss of $0.7 million in 2013), $1.2 million decrease in operating loss and $0.4 million loss on extinguishment of debt in 2013 (with no comparable amount in 2014), partially offset by the absence of the $2.9 million gain on the extinguishment of the trade payable and increase in interest expense in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses. In addition, we have only recently begun to generate positive cash flow from operations.  At September 30, 2014, we had working capital of $5.3 million and stockholders’ equity of $12.4 million.  At December 31, 2013, we had working capital of $1.8 million and stockholders’ equity of approximately $7.0 million.  Our consolidated cash balance at September 30, 2014 was $9.3 million, as compared to $6.2 million at December 31, 2013.  While we believe that we have sufficient cash to fund our operations and meet our existing obligations for the next twelve months, we may be required to raise additional capital to support our business plan, particularly with respect to the funding of acquisitions. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.

During fiscal 2012, we relied primarily on the sale of our accounts receivable, including unbilled receivables, under our agreement with Prestige Capital Corporation (“Prestige”), as well as the sale of our equity securities, to fund our operations. During fiscal 2013 and the first nine months of 2014, we relied primarily on the sale of our equity securities and the cash generated from the operations of our Business Services business segment to fund our operations.

On December 31, 2013, Fusion issued to a total of 82 accredited investors (the “Investors”), an aggregate of 18,480 shares of its newly designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”) and (b) warrants (the “Investor Warrants”) to purchase 1,182,720 shares of its common stock (the “Warrant Shares” and together with the Series B-2 Preferred Stock, the “Series B-2 Offering”).  The Series B-2 Offering included the issuance of 2,052 shares of Series B-2 Preferred Stock and Investor Warrants to purchase 131,328 Warrant Shares upon the conversion of $2.052 million in indebtedness of the Company, including the conversion of $2.0 million of notes payable to Marvin Rosen and $52,000 of other Company indebtedness payable to Matthew Rosen, our Chief Executive Officer, and another Director of the Company.  Gross cash proceeds received in 2013 from the Series B-2 Offering were $16.4 million, approximately $8.1 million of which was used to partially finance the Broadvox Transaction with the remainder, net of offering expenses, available for general corporate purposes.  On January 24, 2014 we held a second and final closing of the Series B-2 Offering and issued to a total of 40 accredited investors an aggregate of 4,358 shares of Series B-2 Preferred Stock and warrants to purchase 278,912 Warrant Shares, and we received net proceeds of approximately $4.0 million, which was used for general corporate purposes.

Each share of Series B-2 Preferred Stock has a Stated Value of $1,000, and is convertible into shares of our common stock at a conversion price of $5.00 per share (the “Preferred Conversion Price”), subject to adjustment.  Subject to the other terms of the Series B-2 Preferred Stock, as of September 30, 2014 the Series B-2 Preferred Stock is convertible into an aggregate of 4,364,600 shares of Fusion’s common stock (the “Conversion Shares”). The Investor Warrants may be exercised at any time for a five-year term commencing on the date issuance  for a number of Warrant Shares that is equal to 40% of the Stated Value divided by 125% of the Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

We also agreed to register the resale of the Conversion Shares and the Investor Warrant Shares, and to use our reasonable commercial efforts to cause the registration statement to remain effective until the date that all of the Conversion Shares and Warrant Shares have been sold or may be sold pursuant to Rule 144 under the Securities Act of 1933, as determined by the Company. The Company may be required to pay the Investors liquidated damages for periods during which the registration statement is not available to permit re-sales by the Investors.  We filed the registration statement on May 2, 2014 and it became effective on July 21, 2014.Commencing January 1, 2016, we have the right to force the conversion of the Series B-2 Preferred Stock into common stock at the Preferred Conversion Price; provided that the volume weighted average price for Fusion’s common stock is at least $12.50 for ten consecutive trading days.  In addition, shares of Series B-2 Preferred Stock bear a cumulative 6% annual dividend payable quarterly in arrears commencing March 31, 2014, in cash or shares of common stock, at the option of the Company.  We elected to pay the dividends in the form of Fusion’s common stock for the quarters ended March 31, June 30, 2014 and September 30, 2014.

Also during the year ended December 31, 2013, we entered into subscription agreements with 60 accredited investors, under which we issued an aggregate of 1,005,144 shares of Fusion’s common stock and five-year warrants to purchase 502,572 shares of Fusion’s common stock for aggregate consideration of $4.1 million.   The warrants are exercisable at 125% of the volume weighted-average price of Fusion’s common stock for the 10 trading days prior to the date of closing.

To finance the acquisitions of NBS and the Broadvox Assets, we entered into the SPA with the “Senior Lenders.  The SPA was originally entered into on October 29, 2012 and amended on December 31, 2013.  Under the SPA, we have sold to the Senior Lenders an aggregate $42 million of Senior Notes.  The Senior Notes pay interest monthly at a rate of 11.15% per annum and mature on December 31, 2018.  Monthly principal payments aggregating $52,083 are required from January 2014 through December 2014, and monthly principal payments aggregating $102,083 are required from January 2015 through December 2018.  As of September 30, 2014, the unpaid principal balance on the Senior Notes was $41.3 million.

The SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by the entities that comprise our Business Services business segment.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  We do not have the financial resources to repay the Senior Notes in the event they are accelerated.  As of and for the nine months ended September 30, 2014, we were in compliance with all of the financial covenants under the SPA.

Under the terms of the SPA, we were required to deposit $3.0 million into an account controlled by the Senior Lenders, pending receipt of certain regulatory approvals for the pledging of assets as collateral for the Senior Notes.  The funds were to remain in escrow until such time as the necessary regulatory approvals are obtained.  We received all of the required regulatory approvals in May 2014, and the funds were released to us at that time.

On October 31, 2014, to finance a portion of the cash purchase price of PingTone, we entered into the Restated Purchase Agreement and issued an additional $5.0 million of Senior E Notes to the Senior Lenders on substantially identical terms to those of the previously issued notes, and the SPA was amended and restated again to include the additional notes and to extend the maturity date of the Senior Notes to October 31, 2019.  For the remainder of 2014, monthly principal and interest obligations under the Senior Notes are approximately $0.4 million.  In 2015 and beyond, monthly principal and interest obligations are approximately $0.5 million.

While our Business Services business segment continues to generate positive cash flow from operations, the terms of the Restated Purchase Agreement prohibit any cash distributions from NBS, FBVX, FNAC or PingTone to us prior to repayment of the Senior Notes.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

A summary of the Company’s cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$1,167,213	$(1,631,767)
Net cash used in investing activities	(1,151,679)	(862,894)
Net cash provided by financing activities	3,069,149	3,163,961
Net increase in cash and cash equivalents	3,084,683	669,300
Cash and cash equivalents, beginning of period	6,176,575	543,214
Cash and cash equivalents, end of period	$9,261,258	$1,212,514

Net cash provided by operating activities was $1.2 million during the nine months ended September 30, 2014, as compared to cash used in operating activities of $1.6 million in the during the nine months ended September 30, 2013.  The following table illustrates the primary components of our cash flows from operations:

	2014	2013
Net loss	$(717,233)	$(2,102,611)
Non-cash expenses, (gains) and losses	5,463,180	1,751,320
Accounts receivable	(590,444)	(1,032,101)
Accounts payable and accrued expenses	(2,164,659)	(39,384)
Other	(823,631)	(208,991)
Net cash provided by (used in) operating activities	$1,167,213	$(1,631,767)

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2014, compared to $0.9 million for the nine months ended September 30, 2013.  During 2014, the $3 million of escrowed funds held by our Senior Lenders ($1 million of which is restricted under the terms of our financial covenants) was released to us.  This amount was offset by capital expenditures of $3.0 million and the payment of obligations related to the acquisition of NBS of $0.2 million.  Capital expenditures for the nine months ending September 30, 2013 were $0.9 million.  Capital expenditures for the remainder of 2014 are expected to be approximately $0.4 million, primarily for the purchase of network and related equipment and operational support systems for our Business Services segment.  We anticipate that a portion of our capital expenditure requirements will be financed through capital leases or other equipment financing arrangements.

Net cash provided by financing activities was $3.1million for the nine months ended September 30, 2014, as compared to $3.2 million for the nine months ended September 30, 2013.  During 2014, we raised approximately $4.0 million, net of offering expenses, from the sale of our equity securities, made debt service payments of approximately $0.6 million and payments on equipment financing obligations of about $0.3 million.  During 2013, we raised approximately $3.6 million from the sale of our equity securities, and made debt service payments of approximately $0.6 million.

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
●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position

●
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

As of September 30, 2014, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Our Chief Executive Officer and Acting Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

November 14, 2014	By:	/s/ GORDON HUTCHINS, JR
Gordon Hutchins, Jr.
President, Chief Operating Officer and Acting Chief Financial Officer

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.