Form 10-K
period 2014-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2015-03-30
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K
 (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

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

 (212) 201-2400
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Capital Market

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by The Nasdaq Capital Market on June 30, 2014 of $5.30 per share, was $25,518,710.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 7,435,028 shares of common stock are issued and outstanding as of March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12, 13 and 14) is incorporated by reference to the registrant’s definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

PART I

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential,” “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A below and in Item 7 of Part II of this Form 10-K.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

ITEM 1.  BUSINESS.

Overview

Fusion Telecommunications International, Inc., either directly or through its various subsidiaries (collectively, “Fusion”, “we”, or “the Company”), offers a comprehensive suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offers domestic and international voice services to communications carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, Fusion is focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and unified communications, improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our  cloud computing and Infrastructure as a Service (“IaaS”) solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by Software as a Service (“SaaS”) solutions such as storage, security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud.  Fusion’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our  Carrier Services segment, Fusion has agreements with approximately 270 carrier customers and vendors, and sells its voice services to other communications service providers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending primarily voice over IP (“VoIP”) traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic and expands service delivery capabilities for our Business Services segment.

As a result of the acquisition of three cloud services business during the past two years, Fusion has gone through a significant transformation and has expanded its business customer base to over 11,000, increased its distribution network to approximately 600 active distribution partners and added a significant number of network facilities and points of presence expanding its geographic reach.  Through these acquisitions, we acquired advanced systems and infrastructure, augmented our management team and employee base with talented, experienced, well-trained professionals, while continuing to provide a strong platform for further acquisitions.

Fusion is pursuing a three-tiered growth strategy: developing specialized solutions for key vertical markets (such as legal and healthcare), targeting cloud services companies for acquisition, and accelerating organic growth.  Our continuing effort to deliver advanced cloud solutions to larger companies with more complex requirements is supported by our proprietary cloud solutions platform that allows us to rapidly respond to large enterprise needs for customized or enhanced solutions.  We also intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite, with current efforts directed primarily to healthcare, legal, hospitality and real estate.  We intend to acquire additional cloud services companies that can further expand our customer base, allow us to introduce additional cloud products and services, and gain scale.  Our strategy to organically grow our Business Services revenue includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts, upselling solutions to our existing base and leveraging our management, Board of Directors and shareholder relationship network.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

We are seeking to capitalize on the rapid growth of the worldwide cloud services market, which Gartner, in its January 2014 forecast estimated to be a $155 billion market, with a five year CAGR of 16.9%, reaching $244 billion in 2017.  The Company is leveraging strategic partnerships with integrated solution providers such as Unisys to complement its existing cloud technology and network services platform in order to rapidly expand and scale its cloud services portfolio, moving beyond an initial focus on cloud communications to embrace opportunities to grow in the cloud computing and managed cloud solutions market.  We believe that our strategic partnerships will allow us to scale more rapidly and offer a broader range of cloud services targeted to large enterprises in our chosen vertical markets, which demand specialized solutions and applications.  We anticipate that our strategic partnerships will relieve us of costly development efforts while increasing distribution and extending sales and technical support capabilities for a real time-to-market advantage.

Fusion’s management team, Board of Directors and Advisory Board have long term experience in the technology, services and communications industry, with demonstrated leadership in middle market, entrepreneurial, small company, distressed and M&A environments.  We believe that our executive team has the experience and expertise to drive high value opportunities to the Company and execute on our acquisition and organic growth strategies.

We were incorporated in Delaware, commenced operations in 1997 and completed our initial public offering in February 2005.  Since 2009, when we sold our Consumer Services segment, the Company has focused its efforts on growing its Business Services and Carrier Services segments.  We currently have offices in New York, N.Y., Wayne, N.J., Fort Lauderdale, FL., Atlanta, GA., Herndon, VA, Cleveland, OH, and Seattle, WA.

Acquisitions

As the   cloud services marketplace is highly fragmented, with most providers challenged by a limited product set, lack of financial and operational resources, and  regional geographic coverage, Fusion believes this market segment offers strong opportunities for consolidation.    We believe that the cross marketing opportunities and economies of scale made possible by consolidation make such acquisitions an attractive vehicle to enhance our growth profile.  We acquired our first cloud services company in October 2012.  The experience and technical infrastructure acquired in that transaction facilitated our second acquisition, which was completed on December 31, 2013.  Our third acquisition was completed on October 31, 2014.

As we acquire a business, we look to swiftly and deeply integrate that business, immediately organizing the employees under one management team with one integrated set of products and services and processes and procedures, with cross-trained support staff and distribution partners, ready to cross and up-sell solutions to the existing base.  We believe that our integration strategy, in combination with our increasing expertise and efficient support systems, will enable us to efficiently assimilate additional acquisitions in the future.

NBS Acquisition

In October 2012, we completed our acquisition of Network Billing Systems, LLC and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”), a cloud services provider delivering cloud voice and unified communications, cloud connectivity and managed network services to small, medium and large businesses nationwide. Headquartered in Wayne, New Jersey, NBS generated $26.5 million in revenue in the fiscal year ended December 31, 2011, approximately 95% of which was monthly recurring.  This acquisition added approximately 4,000 small, medium and large business customer locations to our Business Services business segment.  NBS sold primarily through its network of approximately 185 active authorized channel partners (distributors) that included value added resellers, system integrators, IT consultants, and telecommunications sales agents. The combined and complementary portfolio of Fusion and NBS business services is now sold under the Fusion brand, creating increased revenue opportunities through the cross-sale and up-sale of an expanded and fully integrated solution set.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Broadvox Cloud Services Asset Acquisition

In December 2013, Fusion completed its acquisition of certain assets of Broadvox LLC’s cloud services business, which delivers cloud-based voice, unified communications and cloud connectivity to small, medium and large businesses.  The acquisition added approximately 6,900 business customer locations and approximately 285 active distribution partners to our Business Services segment, increasing our combined customer base to over 10,000, and expanding our distribution network to include approximately 470 active distribution partners.  For the year ended December 31, 2013, the acquired business generated unaudited revenue of approximately $32.7, more than 90% of which was monthly recurring.  Broadvox’s cloud services marketing and sales efforts, with a strong focus on the legal, hospitality and real estate management verticals, complement our strategy of providing specialized, market-based solutions to key vertical markets.

The integration of the Broadvox cloud services business into our Business Services division created a strong and robust platform that allowed us to more rapidly scale, accelerating our organic growth plans with advanced service and delivery systems, infrastructure, network facilities and staff, while facilitating additional acquisitions.  All Business Services sales, operations and support staff are now consolidated into a single Business Services segment, with Russell Markman, the former President of NBS, serving as President of that division.

PingTone Acquisition

On October 31, 2014, we completed our acquisition of PingTone Communications, Inc. (“PingTone”), a provider of integrated cloud-based communications services headquartered in Herndon, VA.  For the twelve months ended June 30, 2014, PingTone generated revenue of approximately $8.1 million.  This acquisition added a loyal and growing enterprise customer base and positions the Company to stimulate  organic growth by augmenting the Company’s management team, adding a direct sales force, and providing significant cross-sale and up-sale opportunities.

Business Services

Our cloud-based services are designed to meet the communications, network and computing requirements of growing businesses, while maximizing the price-performance ratio.  We believe that giving our customers access to the cloud provides a more cost-effective, reliable and secure communications and IT experience, and relieves them of the capital and support burdens associated with more traditional services.  Additionally, customers can reduce costs while adding features and functionality and improving productivity across the enterprise.  Fusion is increasingly focused on providing specialized, market-based solutions to important verticals and larger enterprises, matching our advanced solutions to key industry-specific customer requirements.

Fusion currently has approximately 11,000 business customer accounts.  We offer a suite of advanced cloud-based services, including cloud communications, which encompasses cloud voice and unified communications, and cloud connectivity that provides diverse and redundant access to the cloud.  The Company’s managed network services converge voice and data applications, which include Internet access, Ethernet over Copper transmission facilities, and MPLS services at speeds ranging from 1.5 Mbps to 100 Gbps. Our SaaS solutions include cloud-based applications such as storage, security, and business continuity.

Fusion’s services are designed to provide significant benefits to businesses of all sizes, with single or multiple locations. The integration of cloud solutions on our advanced services platform allows customers to seamlessly connect people with the information they need to collaborate effectively, regardless of the device they use.

Our cloud solutions are also designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network and service environment, provide robust features and functionality to increase productivity, and reduce the overall cost of communications.

Our proprietary cloud communications service platform allows us to rapidly respond to market requirements for new or enhanced products and services, as well as customize customer solutions as required for maximum flexibility, avoiding costly licensing fees and increasing our control over the service environment.  Fusion’s growing suite of business services includes:

Cloud Voice

Fusion’s Cloud Voice service allows a customer to replace its premise-based office telephone system that it owns or leases with a state-of-the-art digital telephone system that is provided by Fusion in the cloud.  This feature-rich solution eliminates the need to own and operate a costly, complex telephone system, reduces upfront capital costs, and eliminates the cost of calls between customer locations.  The service provides efficiencies for companies with multiple offices or a highly mobile workforce, and for companies that are opening a new office or need to expand or replace existing telephone systems.  All business service options can be configured by the user in real time, using a powerful administrative portal, virtually eliminating the costs associated with the labor-intensive reconfiguration of telephone systems on-site.  Fusion’s contact center solutions provide advanced call center features and functionality that can be seamlessly integrated with our Cloud Voice solutions, reducing operational costs and increasing cost savings and efficiency.  CRM integration, call recording and real-time monitoring are built into the solution, increasing productivity without increasing costs.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Unified Communications

Our Unified Communications as a Service (“UCaaS”) complements our Cloud Voice solutions with integrated service features that seamlessly combine audio, video, messaging and web services, immediately connecting people with the information they need to communicate effectively.  Our integrated cloud-based UCaaS collaboration suite is device and location agnostic, allowing businesses of all sizes to increase productivity by simplifying communication over the most preferred or available device.  By connecting employees with other employees and customers via conference call or online meeting, and sharing documents real-time with a simple click, our UCaaS solution drives efficiencies while at the same time reducing costs.

Cloud Trunking (SIP Trunking)

Fusion’s Cloud Trunking solution allows a customer to retain and use its existing telephone system, while utilizing the Fusion cloud network for its network access, as well as its local services and inbound/outbound domestic and international long distance services.  Gaining in popularity and usage, SIP trunks efficiently and economically provide businesses with voice channels in any configuration (analog, T-1, PRI, or SIP).  Customers save on their local, long distance, and international call charges, eliminate traditional line charges, and gain many of the advantages of cloud voice features and functionality, such as advanced call handling and out of area number portability.  Burstable voice lines accommodate seasonal traffic fluctuations, marketing campaigns and business continuity requirements.  SIP trunks also eliminate the cost of interoffice calling, and allow customers to combine their voice and data traffic onto a single broadband access facility for further cost savings, without having to abandon their existing technology investment.  Fusion’s Cloud Trunking can be shared across customer locations and is enhanced by a proprietary administrative portal, which allows customers to alter call routing in real time and provides increased efficiency and control.

Cloud Connectivity

Fusion’s reliable and secure connections to the cloud ensure high levels of service quality and control.  Leveraging our own expanding on-net network, as well as our relationships with U.S.-based and international carriers, we offer business customers a full complement of redundant, flexible and scalable network solutions, offering true diversity for built-in business continuity. Services range from dedicated circuits to high-speed broadband, and such services are available at a variety of bandwidth levels.   Fusion offers reliable, secure and cost-effective Internet access to all users, as well as Ethernet and Multi-Protocol Label Switching (“MPLS”). Fusion’s quality of service routers seek to provide the highest quality voice traffic while reducing customer access costs.  We believe that in addition to providing secure migration and connection to the cloud, providing a full complement of network services allows us to address a broader set of customer needs, delivering increased value and securing customer loyalty in the process.

Cloud Computing

Fusion’s Cloud Computing service centralizes information management, hardware, network and infrastructure in an off-premise location, hosted and managed by Fusion. Offered as private, hybrid or community solutions, Fusion’s secure offerings drive efficiencies in both costs and resources allowing for rapid scalability and deployment of applications. These offerings provide a predictable, utility-based OpEx model, which eliminates significant capital expenditures, removes obsolescence concerns and future-proofs customer investments.

Managed Applications in the Cloud

Fusion has introduced several advanced, industry-specific SaaS solutions to meet the needs of large enterprises in key vertical markets, especially those facing the rigorous demands of regulatory requirements and/or the need to store, secure and move large amounts of customer or patient data.  We believe that these applications represent significant future revenue potential, as we continue to introduce them to our existing enterprise customers and prospects.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Cloud-Based Storage

Fusion offers a solution that addresses the explosive growth of data across all industries with a cost-effective and secure storage solution hosted in the cloud.  This scalable, fully redundant solution is hosted off-premise, reduces customer data center footprints and resource requirements, and facilitates additional SaaS solutions that can be accommodated on the same cloud platform.  Fusion delivers a storage and data back-up assessment service as part of its storage offering, measuring growth and duplication benchmarked against best practices.  The solution consolidates requirements across the enterprise, increases efficiency and achieves economies of scale designed to reduce overall customer costs.

Service Plans

Fusion’s business communications services generally offer several different service packages designed to meet specific customer needs and requirements.   Base level plans offer a basic service package for a low monthly recurring charge. Additional charges, such as local, long distance, or international calling, are charged at per minute rates.  Other packages may include a specific number of  local or long distance minutes or even unlimited local or long distance minutes. Optional value-added features for basic services are available for an incremental monthly charge appropriate for the service.  Cloud connectivity services such as Internet access services and/or private line services are charged on a fixed monthly basis, and are generally based on the bandwidth utilized and the endpoints involved.  Cloud computing services are based on a utility pricing model, and charges for managed cloud solutions are generally composed of an upfront charge and a monthly recurring charge. Fusion’s business customer contracts range from one to five years.

Carrier Services

Fusion’s Carrier Services business segment provides voice traffic termination utilizing primarily VoIP technology.  Such traffic typically consists of minutes of domestic and international long distance usage that must be terminated to telephone numbers in the intended destination countries.  The majority of this traffic is international in nature, and such carrier voice traffic terminates to virtually all countries worldwide.  Substantially all of our carrier cost of sales is variable, meaning that variations in revenue, either increases or decreases, are met with corresponding increases or decreases in the underlying cost of terminating the traffic.

We utilize least cost routing  technology and systems in connection with all of our voice termination services to ensure high quality termination at the lowest possible cost, thus maximizing profit on that traffic.  Using least cost routing technology, Fusion will often “blend” routes to provide our customers with the optimal mix of price and quality, or to meet unique customer requirements for the termination of voice traffic to specific countries.

We also utilize the termination capacity obtained through interconnection agreements and other methods of termination to carry the international traffic generated by our Business Services segment.  As we continue to execute on our strategy to further  grow our Business Services segment, we anticipate  using an increasingly larger percentage of our termination capacity in support the higher margin traffic generated from that segment.  Where needed to meet a specific business customer’s requirements, we also procure Internet access and private line circuits from our network of domestic and international carriers.

All carrier voice services are priced on a per minute basis, based upon the destination called, the time of day, and the customer’s overall traffic volume.  We have reciprocal service agreements with many of our carrier customers, and the pricing in those agreements may also reflect the pricing provided to us for terminating our traffic.  Prices for Internet access or private line service provided to carriers, as well as pricing for co-location services, are based on a fixed monthly recurring charge (“MRC”) for the services provided.

We have contracts with most of our carrier customers, which typically have a one-year renewable term, no minimum commitments, and allow the carrier customer to terminate the contract without penalty.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Network

Fusion operates a robust and reliable carrier-grade network and infrastructure that delivers high quality, diverse and secure connections to our cloud services.  Our Managed Network Services, Internet Access, Ethernet, MPLS and Cloud Voice solutions can be provided either on-net leveraging our own extensive network, or off-net using the networks  of our carrier partners, for truly diverse and redundant connections.

Our Carrier Services and Business Services network operations centers are manned 24 hours per day, 7 days per week and employ state-of-the-art monitoring and alert systems that are designed to ensure quality of service and a proactive response to potential customer service issues.

Our carrier-class network employs digitized, packet-switched service platforms capable of interfacing with most Internet protocols, as well as with TDM or circuit-switched systems, and provides the flexibility necessary to seamlessly transport our customers’ voice and data traffic throughout the United States and the world.  Internet access is delivered through dedicated and redundant high-speed interconnections to all major Internet backbones.

The Fusion network is characterized by its low cost of deployment and low recurring costs.  It has been constructed to meet actual, rather than speculative, customer demand with on-net and off-net connections to provide ubiquitous access, delivering maximum cost efficiency without sacrificing quality. This robust network allows us to provide diverse and redundant network connections with seamless automatic failover.   Our major points of presence include New York City, Newark, Philadelphia, Boston, Atlanta, Miami, Chicago, Dallas, Los Angeles, Washington, D.C., San Jose, and Little Ferry, N.J.
Key elements of our network include a Dialogic (Veraz) Control Switch, an NBS-developed proprietary cloud communications platform, a BroadSoft cloud communications services platform; Cisco media gateways, routers and switches, and GenBand (formerly Nextone), Acme Packet and Sonus communications services platforms.  These redundant network elements are interconnected via a dedicated fiber-based gigabit Ethernet backbone.  Most network elements are based on software applications that execute entirely on off-the-shelf servers and are built for easy and rapid deployment and scalability, as well as security and reliability.  During 2014, the Company has also deployed a Global Convergence Solutions routing and rating management solution that is expected to improve routing, rating and invoicing capabilities, facilitate cost savings through overhead reduction and drive efficiencies in route management.

Fusion’s centralized network elements are housed in carrier-grade switching facilities located in secure carrier buildings that house many other carriers and are interconnected to other major carrier buildings.  These locations allow for cost-effective and rapid interconnection and capacity expansion to carrier customers, as well as major enterprise customers. Fusion believes its selected locations and equipment choices provide the platform required to support its envisioned growth and will allow it to quickly embrace emerging technologies as they become commercially available and viable.

Proprietary Cloud Services Platform

Our proprietary cloud services platform was designed and developed by our own team of experienced programmers over many years using advanced, yet proven technology.  This proprietary platform is scalable, flexible and secure, delivering an integrated portfolio of cloud-based communications services that enable businesses of every size to increase productivity and efficiency while controlling costs.  Information management, hardware, network and infrastructure are centralized off-premise, hosted and managed by us, allowing customers to rapidly adjust to fluctuating and unpredictable service demands, drive efficiencies in staff and space, and eliminate the need for costly technology upgrades.  The architecture of our proprietary platform has been designed to allow for the seamless integration of additional cloud-based applications, whether or not developed by Fusion.  Not subject to third party end user licensing fees or technology release constraints, Fusion’s proprietary platform allows faster, easier, more cost-effective introduction of new, business-critical applications, delivering a unique feature set engineered to quickly respond to customer demands and market requirements.  We differentiate ourselves from our competitors by combining our robust carrier-grade network services to enable secure connections to the cloud, delivering true diversity and a fully integrated solution for maximum efficiency and cost savings.

Our proprietary platform has been designed using advanced technologies and best of breed equipment and provides for geographical diversity and redundancy.  The platform has been designed for scalability as well as resiliency, and can be easily expanded to accommodate any required number of connections and customers. Platform solutions are location and device neutral, serving multiple as well as single locations nationwide, connecting users to customers and other employees on desktops, laptops, handsets, tablets and mobile phones, wherever they may be.  The platform is currently deployed in two diverse  tier 1 carrier data centers, and such platform  has a fully functional, redundant system whose databases are constantly in sync.  Thus, should one of the data centers be hit with a catastrophic event, customers should experience  no interruption of service.  The result is to ensure a proven, reliable and consistent uptime, which is crucial for delivering mission critical solutions.
Developed with experienced in-house programmers, the platform requires no ongoing licensing fees for individual seats or SIP sessions, which we believe gives Fusion a competitive advantage against many other service providers.  Written in current programming languages and utilizing proven technologies, the system enjoys efficiencies and capabilities not found in older legacy type platforms.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Sales and Marketing

We market and sell our business services to small, medium and large customers through distribution  partners, direct sales personnel and inside sales representatives. Our independent distribution  partners are typically paid commissions based on their sales and, thereafter, the continued use of our services by the customers sold by them. Our sales employees, including direct sales and inside sales, are typically compensated through a combination of base salary and commissions based on their actual sales performance.

Our distribution partners generally target smaller- to medium- size businesses, while our direct sales force focuses on the larger enterprise customers in our targeted verticals.  We believe that our cloud platform, infrastructure, systems and connectivity provide a strong competitive advantage in serving these larger enterprise customers, creating real value with specialized solutions that meet their more complex and rigorous requirements.  Referrals, strategic relationships and the strength of our corporate relationships are also a key part of our overall sales and marketing plan.  We believe that the substantial experience and relationships of our executives and directors will assist us in organically growing our business through the addition of new customers.  Our carrier services are sold entirely through our direct sales force.

During 2014, we consolidated our marketing efforts, including all offered services and solutions under the Fusion brand, and revitalized our image and market presence with a new logo and integrated website.

Strategy

Our recent acquisitions and improved financial performance are important milestones in our strategic roadmap as we work to become the industry’s leading and most successful cloud services provider.  Our plans for growth are supported by an experienced and tested management team and dedicated staff, our advanced cloud services platforms, and leading edge systems and infrastructure.  We believe we are well positioned to continue to execute on our strategy to organically grow our revenue from the Business Services segment, develop vertically oriented solutions and acquire additional cloud services companies.

Fusion intends to grow organically through direct as well as indirect channel sales efforts; by securing large strategic distribution partners to extend our geographic and vertical market reach; through the up-sale and cross-sale of services to  our existing customer base; and by leveraging management, Board and shareholder relationships to help penetrate larger enterprises.

We intend to increasingly focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art network and advanced services platforms.  Our vertically oriented solutions, with an initial focus on healthcare, legal services, hospitality and real estate, offer a substantial opportunity to gain market share.   We intend to accelerate the growth of our Business Services segment with the goal of increasing the portion of our total revenue  derived from this higher margin and more stable segment.  For the year ended December 31, 2014, the Business Services segment accounted for 68.3% of our revenues, as compared to 49.4% for the year ended December 31, 2013.

Fusion intends to build on the success of its NBS, Broadvox and PingTone transactions  through additional acquisitions of cloud services companies.  We believe that the experience gained in integrating people, products, systems, platforms and customers positions us well to advance our growth.  We will continue to look to acquire companies that can expand our customer base and distribution capability, add additional cloud-based products and services and help us increase the scale of our operations.

In addition to lowering the underlying costs of termination, we believe that our Carrier Services business supports the growth of the Business Services segment by providing enhanced service offerings for business customers and by strengthening its relationships with major service providers throughout the world.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K
Intellectual Property and Trademarks

We have several trademarks and service marks, which are supported by a combination of common law and statutory protection. We also own numerous domain names, which have been registered with the Corporation for Assigned Names and Numbers.   The following trademarks are registered with the United States Patent and Trademark Office; however, they are not registered at the international level:

●	Fusion Telecom®
●	V.o.I.C.E. the one that works!®

Applications covering the following trademarks and service marks have been filed with the United States Patent and Trademark Office. The Company intends to secure registration of these trademarks and service marks as soon as possible:

●	Fusion™
● ●	Fusion (Logo)™ Clear Connections in the Cloud™

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

Competition

Each of Fusion’s business segments are highly competitive, rapidly evolving, and subject to constant technological change. In each of our business segments, we compete with companies that are significantly larger and have substantially greater market presence, financial, technical, operational and marketing resources than we do.   In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets.  Specialized cloud services providers, who focus on one or more cloud service or application, could adopt aggressive pricing and promotion practices that could impact our ability to compete.  We also believe that competition will continue to increase, placing downward pressure on prices.  Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors.  Further, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us.  If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

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

We cannot provide assurance that the U.S. and foreign regulatory agencies exercising jurisdiction over us will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing and/or terms or conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs. We have in the past been delinquent in certain filing and reporting obligations including, but not limited to, filings with the FCC and the Universal Service Administrative Company.  However, we have worked with these various federal and state regulatory agencies and have completed all outstanding filings and have made the appropriate payments.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

As a carrier, we are subject to FCC regulation under the Communications Act. We have applied for and received the necessary authority under Section 214 of the Communications Act to operate as a domestic and international carrier. Generally, our international carrier traffic is subject to minimal regulation by state and local jurisdictions. We also hold various state licenses authorizing us to provide intrastate services to our carrier and end-user customers, and we comply with state reporting, fee payment, tariffing, and other obligations with respect to these services.  There may be some states where we provide minimal amounts of intrastate services where we have not fully complied with the licensing requirements. Should we fail at any time to be hold the licenses required to provide our intrastate services, we could be subject to fines or other penalties.

Our VoIP services are relatively lightly regulated, although certain traditional telecommunications regulations have been applied to VoIP services. The FCC requires interconnected VoIP services to comply with: 911 emergency service requirements; registration requirements; Communications Assistance for Law Enforcement Act (“CALEA”) requirements; obligations to support Universal Service including the Universal Service Fund (“USF”) and Telecommunications Relay Services (“TRS”), the North American Numbering Plan administration (“NANPA”), and Local Number Portability administration (“LNPA”); Customer Proprietary Network Information (“CPNI”) requirements; disability access obligations; Local Number Portability requirements; service discontinuance notification obligations; outage reporting requirements; and rural call completion reporting and rules related to ring signal integrity. The FCC defines interconnected VoIP service as service that (1) enables real-time, two-way voice communications, (2) requires a broadband connection from the user’s location, (3) requires Internet protocol compatible customer premises equipment, and (4) permits users generally to receive calls that originate on the public switched telephone network (“PSTN”) and to terminate calls to the PSTN. Under this definition, Fusion is a provider of interconnected VoIP service. We believe that our services are currently compliant with all applicable FCC requirements, and we have made and are making the required contributions to USF and other funds (although, as noted, we have not always been in compliance in the past). Should we at some time fail to meet any of the FCC requirements discussed above or fail to make required contributions, we could be subject to revocation of the Company’s authority to operate or to fines or penalties.

As a result of the FCC’s preemption of states’ ability to regulate certain aspects of VoIP service, and a trend in state legislatures to affirmatively deregulate VoIP services for most purposes, our VoIP services are subject to relatively few state regulatory requirements aside from collection of state and local E911 fees and state Universal Service support obligations. We believe that our services are currently compliant with all applicable state requirements, and we have made and are making the required contributions to E911, state USF, and other funds. The state regulatory framework for our VoIP services continues to evolve, so we monitor the actions of the various state regulatory agencies and endeavor to ensure that we are in compliance with the applicable state law, including any new statutes or regulations that may be passed. However, there can be no assurance that we will become aware of all applicable requirements on a timely basis, or that we will always be fully compliant with applicable rules and regulations. Should we fail at any time to be compliant with applicable state regulations, or to file required reports to state regulatory agencies, we could be subject to fines or other penalties.

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

Employees

As of December 31, 2014, we had 228 full time employees.  None of our employees are represented by a labor union or collective bargaining agreement.  We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

Customer Concentrations and Revenues and Assets by Geographic Area

For the year ended December 31, 2014, no single customer accounted for more than 10% of the Company’s consolidated revenues, however one customer accounted for approximately $1.2 million, or 16%, of the Company’s consolidated accounts receivable at December 31, 2014.  For the year ended December 31, 2013, one customer accounted for more than 10% of the Company’s consolidated revenues.  The amount owed to the Company by this customer was approximately $543,000, or 9% of the Company’s consolidated accounts receivable, at December 31, 2013.

During the years ended December 31, 2014 and 2013, 88.3% and 87.7%, respectively, of the Company’s revenue was derived from customers in the United States and 11.7 % and 12.3%, respectively, was derived from international customers. As of December 31, 2014 and 2013, the Company did not have any assets that were located outside of the United States.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K
Available Information

Our principal executive offices are located at 420 Lexington Avenue, Suite 1718, New York, New York 10170.  The telephone number at our executive offices is 212-201-2400 and our main corporate website is www.fusionconnect.com.    The information on the Company’s website is neither a part of, nor incorporated by reference into, this report.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.fusionconnect.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC.   Additionally, copies of materials filed by us with the SEC may be accessed at the  SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, between the hours of 10:00 am to 3:00 pm, or at the SEC’s  web site www.sec.gov. For information about the SEC’s Public Reference Room, please call 1-800-SEC-0339.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below in evaluating our future prospects.  In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential,” “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

Risks Related to Our Business

We have a history of operating losses, and net losses. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

At December 31, 2014 and 2013, we had working capital of $2.1 million and $1.8 million, respectively, and stockholders’ equity of $13.3 million and $7.0 million, respectively.  Although we have reduced our operating losses, we continued to sustain losses from operations and for the years ended December 31, 2014 and 2013, we incurred net losses applicable to common stockholders of $4.3 million and $5.5 million, respectively.  In addition, we did not generate positive cash flow from operations for the year ended December 31, 2013, and our cash flows from operations for the year ended December 31, 2014 was not sufficient to support our capital expenditure requirements and other obligations in 2014.  We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital.  In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in further dilution of our common stock.  These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity.

The effects of natural disasters such as Hurricane Sandy or other events over which we have no control could significantly disrupt our operations and could have a material adverse impact on our business.

Our Carrier Services operations were impacted by Hurricane Sandy in the Northeast region of the United States in late October of 2012.  The severe weather conditions directly affected the ability of many of our customers and vendors to connect to us.  As a result, we did not generate the same levels of revenues and gross profit that we believe we would have generated absent these abnormal conditions.  Any future disruptions to the operation of our network, including acts of war, terrorism or other force majeure, could have a material adverse impact on our liquidity, financial condition and results of operations.  Although we do carry business interruption insurance, we cannot assure you that our losses in the event of a natural disaster or other force majeure event would be completely covered by insurance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Our recent acquisitions do not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as our recent acquisition of PingTone on October 31, 2014 and our acquisition of assets and customers from Broadvox on December 31, 2013, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will result in improved financial performance.  However, realization of these envisioned results are subject to numerous risks and uncertainties, including but not limited to:

●	Diversion of management time and attention from daily operations;

●	Difficulties integrating the acquired business, technologies and personnel into our business;

●	Potential loss of key employees, key contractual relationships or key customers of the acquired businesses; and

●	In the case of a stock acquisition, exposure to unforeseen liabilities of the acquired businesses

Even though our acquisitions of PingTone, NBS and certain assets of Broadvox have been consummated, there is no assurance that these acquisitions will be or will continue to be accretive to our earnings or otherwise improve our results of operations.

Failure to comply with the financial and other covenants contained in our senior debt agreements is an event of default under these agreements.

Our acquisitions of NBS, the Broadvox assets and PingTone were financed primarily through the issuance of senior notes in the aggregate principal amount of $47.0 million.  The terms of the senior notes contain a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the senior notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the senior notes are outstanding, we are required to maintain a minimum cash bank balance of $1 million, in excess of any amounts outstanding under a permitted working capital line of credit and  any cash held by our Business Services business segment.  We are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the senior notes. We do not have the financial resources to repay the senior notes if their maturity date is accelerated.

As of December 31, 2014, we exceeded the limit on capital expenditures set forth in the terms of the senior notes. The holders of the senior notes waived this event of default for 2014. As a result of the amendment, the Company was in compliance with the capital expenditure limit for the year ended December 31, 2014. We anticipate we will remain in full compliance with all covenant provisions.

If we are unable to successfully manage the integration of our acquisitions, we may not benefit from our acquisition strategy.

As part of our growth strategy, we seek to supplement internal growth with targeted acquisitions.  We may not be successful in integrating newly acquired companies into our day-to-day operations for a number of reasons, including our inability to (a) retain the skilled managerial, technical, and sales personnel of acquired companies; (b) retain the customers of acquired companies; (c) integrate the services offered by acquired companies with our existing services to achieve a single package of service offerings; (d) establish and maintain uniform standards, controls, policies and procedures throughout our acquired companies; or (e) devote the management time required to successfully integrate acquired businesses.

Our Carrier Services revenue performance is subject to both internal and external influences, which have negatively impacted our revenues and may continue to do so in the future.

During 2014 and 2013, revenue derived from our Carrier Services business segment was negatively impacted not only by seasonal and economic market fluctuations, but also by a general decline in the overall market for international communications as a result of current economic conditions.  We were also adversely affected in 2014 by network capacity limitations and issues encountered with a new switch deployed in support of our Carrier Services business.  We anticipate that these revenue growth constraints will be eased as the hardware and software upgrades to our network are fully implemented, however there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Our business is capital intensive, and we do not currently generate sufficient revenues to offset our operating expenses.  If we are unable to obtain additional funding if and when required, we may have to significantly curtail or possibly terminate some of our operations.

We may require future capital in order to continue to fund our operating expenses and to otherwise execute our business plan and growth strategy.  If we are unable to obtain the required funding or generate revenue sufficient to sustain our operations, we could be forced to significantly curtail or suspend our operations, including laying-off employees, selling assets and other measures. Additional capital may not be available to us when needed or on terms that are acceptable to us, or at all.

We have historically funded our working capital requirements through the sale of our equity securities.  The sale of equity securities to fund operations is dilutive to our existing stockholders.  The terms of our senior debt limit our ability to utilize cash flows generated from our Business Services business segment to fund the Company’s other operations, including corporate overhead expenses.  In the event we are unable to substantially increase our revenues to fund our operating expenses, we may be required to continue to fund operations through additional sales of our equity securities.  Historically, limited cash resources have restricted our Carrier Services business segment’s ability to purchase termination capacity on shorter payment terms than the terms under which it is able to sell to our customers.  Should this trend continue, it could limit our ability to grow our revenues and/or margins, or limit our ability to achieve our revenue and/or margin targets in this  segment.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without increasing our revenues.

We may not be able to expand our product offerings, customer base and markets, or implement the other features of our business strategy at the rate, or to the extent, presently planned.  Our projected growth will place a significant strain on our administrative, operational, and financial resources and may increase our costs.  If we are unable to successfully manage our future growth, continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenues or achieve profitability.

Our ability to grow our business is dependent upon market developments and traffic patterns, which may lead us to make expenditures that do not result in increased revenues.

Our purchase of network equipment and software will be based in part upon our expectations concerning future revenue growth and market developments.  As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software.  To a lesser extent, our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our switching systems, gateways, routers and other related systems.  If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly.

Changes in technology and service offerings could affect the ability of our Business Services segment to compete in the marketplace for cloud communications services.

Our Business Services segment is subject to rapid and significant changes in technology, particularly in the emerging areas of cloud voice, cloud connectivity, cloud storage and cloud computing.  Our industry has evolved significantly in these areas over the past few years, and is expected to continue to evolve.  Emerging technologies could lead to the development of newer, more convenient, more cost-effective or otherwise more attractive services.  In addition, the preferences and requirements of business customers are changing rapidly.  Our ability to retain current customers and attract new customers may be highly dependent on whether we choose the technologies that will ultimately have the greatest customer acceptance, are able to adopt these new technologies and offer competitive new services when appropriate, or can compete successfully against other service providers that use these new technologies, many of whom are larger or possess greater financial or technical resources than we do.  The development, introduction and marketing of such new services in response to new technologies or new customer demands may require us to increase our capital expenditures significantly.  In addition, new technologies may be protected by patents or other intellectual property laws and therefore may only be available to our competitors and not to us.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Our business could be materially and adversely affected in the event of accusations of infringement of third-party intellectual rights.

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. Although we have not been sued by third parties claiming infringement of their intellectual property rights in the past we could be sued for infringement from time to time in the future.  Regardless of the merits, accusations and lawsuits concerning claims of infringement or misuse of another party’s proprietary rights may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution may have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material.  We could also be prohibited from selling certain services or required to redesign certain services, each of which could have a material adverse effect on our business and results of operations.  These and other outcomes may result in the loss of a substantial number of existing customers or prevent our acquisition of new customers; cause us to pay license fees for intellectual property we are found to have infringed; cause our costs to increase; materially and adversely affect our brand in the marketplace and cause a substantial loss of good will; and cause us to cease certain services or offering certain features.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

We are dependent upon our ability to obtain the necessary regulatory approvals and licenses to enter new domestic and international markets in which such approvals are required.  Such approvals may or may not occur as planned and could be delayed.

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

The cloud services industry is highly competitive, rapidly evolving and subject to constant technological change.   In addition, many of our current cloud services competitors are significantly larger and have substantially greater market presence; greater financial, technical, operational and marketing resources; and more experience.  In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets.  We also believe that competition will continue to increase, placing downward pressure on prices.  Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors.  In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us.  If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

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

We are dependent on third party equipment suppliers for equipment, software and hardware components, including Cisco, Genband, BroadSoft, Dialogic (Veraz), Acme Packet, Sonus and Global Convergence Solutions.  If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or if we are unable to develop alternative sources of supply if and as required, it could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Our Carrier Services business relies on the cooperation of other international carriers and incumbent service providers, who may not always cooperate with us in our attempts to serve a specific country or market.

In some cases, the growth of our Carrier Services business requires the cooperation of other international carriers and/or the incumbent service provider in order to provide services to or from specific countries or markets.  In the event the incumbent, or another in-country international carrier, does not cooperate with us or support us in our efforts to serve that country, our ability to provide service to or from that country may be delayed, or the costs to provide service might increase due to our being forced to use another more expensive carrier.  If we are unable to develop and maintain successful relationships with other international carriers and incumbent operators, our ability to cost-effectively service an important market could be adversely affected.

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

The regulatory treatment of VoIP outside the United States varies from country to country.  Some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies and they may assert that we are required to register as a telecommunications carrier in that country or impose other more onerous regulations.  In such cases, our failure to register could subject us to fines, penalties or forfeiture of our right to do business in that country.  Regulatory developments such as these could have a material adverse effect on our ability to grow our international operations.

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

In the U.S. our products and services are subject to varying degrees of federal, state and local regulation, including regulation by the FCC and various state public utility commissions.  We may also be subject to similar regulation by foreign governments and their telecommunications and/or regulatory agencies.  While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing.  However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

We cannot assure you that the applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority.  Similarly, if our pricing and/or terms and conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs.  We have in the past been delinquent in certain filing and reporting obligations including, but not limited to, filings with the FCC and USAC.  However, we have worked with these various federal and state regulatory agencies to complete the outstanding filings and have resolved the outstanding payment issues.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

Our existing executive officers and senior management have extensive experience in the communications industry, as well as many years of working together as an integrated management team directing our day-to-day operations.  As a result, we are dependent on those individuals and the loss of the services of one or more of these individuals could impair our ability to execute our strategy or achieve our business and financial objectives.

We have entered into an employment agreement with Matthew Rosen, our Chief Executive Officer.  We do not have written employment agreements with any of our other executive officers.

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
2014 ANNUAL REPORT ON FORM 10-K

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

As of December 31, 2014, there were 7,345,028 common shares outstanding and approximately 4,512,316 shares reserved for issuance upon conversion of outstanding preferred stock, 4,165,108 shares reserved for the exercise of outstanding warrants 1,302,620 shares reserved for the exercise of outstanding stock options.  The issuance of our common shares upon the exercise of stock options or warrants, or conversion of preferred stock, will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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
2014 ANNUAL REPORT ON FORM 10-K

We could use preferred stock to fund operations or resist takeovers, and the issuance of preferred stock may cause additional dilution.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock are currently issued and outstanding, and 21,748 shares of our Series B-2 Preferred Stock are currently issued and outstanding.  Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the further approval of our stockholders.  We may issue additional shares of preferred stock to raise money to finance our operations.  We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

●	Dividend and liquidation preferences
●	Voting rights
●	Conversion privileges
●	Redemption terms
●	Other privileges and rights of the shares of each authorized series

The issuance of large blocks of our preferred stock could possibly have a dilutive effect to our existing stockholders.  It can also negatively impact our existing stockholders’ liquidation preferences.  In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to friendly third parties to preserve control by present management.  This could occur if we become subject to a hostile takeover that could ultimately benefit our stockholders and us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

We are headquartered in New York, New York and lease offices and space in a number of locations. Below is a list of the Company’s primary leased offices and space as of December 31, 2014.

Location	Lease Expiration	Annual Rent	Purpose	Approx. Sq. Ft.
420 Lexington Avenue, Suite 1718, New York, New York 10170	October 2020	$628,000	Lease of principal executive offices	9,656
75 Broad Street, New York, New York 10007	November 2015	$485,000	Lease of network facilities	9,274
3565 Piedmont Road, N.E., Atlanta, GA 30305	August 2017	$600,000	Lease of network facilities and office space	29,695
155 Willowbrook Boulevard, Wayne, NJ 07470	October 2017	$156,000	Lease of network facilities and office space	10,715
13921 Park Center Road, Herndon, VA 20171	December 2017	$360,000	Lease of network facilities and office space	13,364
1475 W. Cypress Creek Road, Suite 204, Fort Lauderdale, Florida 33309	August 2015	$89,000	Lease of network facilities and office space	5,183

We believe that our leased facilities are adequate to meet our current and future needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business.  Defending such proceedings can be costly and can impose a significant burden on management and employees does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition. As of December 31, 2014 and 2013, we did not have any significant ongoing legal matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “FSNN.” The following tables list the high and low sales prices for our common stock for each fiscal quarter during the two preceding fiscal years.

Year Ended December 31, 2014	High	Low
First Quarter	$7.75	$4.78
Second Quarter	$7.47	$2.50
Third Quarter	$5.41	$3.33
Fourth Quarter	$4.24	$3.10

Year Ended December 31, 2013
First Quarter	$6.00	$3.00
Second Quarter	$5.45	$3.35
Third Quarter	$7.29	$3.00
Fourth Quarter	$9.00	$4.25

On May 13, 2014, we completed a 50 for 1 reverse split of our common stock.  The above table gives effect to that  reverse split as if it had become effective on January 1, 2013.  The market price for our common stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders of Record

As of December 31, 2014, there were approximately 500 stockholders of record of our  common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock nor  do we  anticipate paying any cash dividends on our common stock in the foreseeable future.  Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends will be at the discretion of our board of directors, subject to applicable law, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our senior debt and other factors that our board of directors considers appropriate.

The holders of our Series A-1, A-2, and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and when declared by our board of directors from January 1, 2008.  To date, our board of directors has not declared any dividends on the Series A-1, A-2, or A-4 Preferred Stock.  The holders of our Series B-2 Preferred stock are entitled to receive quarterly dividends at an annual rate of 6% beginning with the quarter ended March 31, 2014.  These dividends can be paid, at our option, either in cash or in shares of our common stock.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included elsewhere in this report.  This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements (see Item 1A, “Risk Factors”).

OVERVIEW

Our Business

We offer a comprehensive suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offers domestic and international voice services to communications carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, Fusion is focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and unified communications, improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our cloud computing and IaaS solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by SaaS solutions such as storage, security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud.  Fusion’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our Carrier Services segment, Fusion has agreements with approximately 270 carrier customers and vendors, and sells its voice services to other communications service providers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending primarily VoIP traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduces the cost of global voice traffic and expands service delivery capabilities for our Business Services segment.

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

We intend to increasingly focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art network and advanced services platforms.  Our vertically oriented solutions, with an initial focus on healthcare, legal services, hospitality and real estate, offer a substantial opportunity to gain market share.   We intend to accelerate the growth of our Business Services segment with the goal of increasing the portion of our total revenue derived from this higher margin and more stable segment.   In addition to lowering the underlying costs of termination, we believe that our Carrier Services business supports the growth of the Business Services segment by providing enhanced service offerings for business customers and by strengthening its relationships with major service providers throughout the world.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K
Recent Acquisitions

On October 31, 2014, we acquired PingTone, a provider of integrated cloud-based communications services for a purchase price of $10.6 million, of which $8.1 million was paid in cash and $2.5 million  was paid through the issuance of 712,250 shares of our common stock.  For the twelve months ended June 30, 2014, PingTone recorded  $8.1 million in revenue (unaudited).  The results of operations of PingTone are included in our consolidated statement of operations as of  November 1, 2014.

On December 31, 2013, we completed the acquisition of substantially all of the cloud services business assets of  BroadvoxGO!, LLC and its affiliate Cypress Communications, LLC for a purchase price of $32.3 million (including a post-closing working capital adjustment).  For the year ended December 31, 2013, the business associated with the acquired assets generated unaudited revenues of $32.7 million.

In connection with the purchase of the Broadvox Assets (the “Broadvox Transaction”), we and the Broadvox Sellers entered into a Transitional Services Agreement (the “TSA”), under which we purchase a variety of services from the Broadvox Sellers that are necessary to provide certain services to the customers acquired until such time as those customers are fully transitioned to our own network infrastructure.  A failure by the Broadvox Sellers to provide the required services to us and otherwise comply with the TSA until such time as we have completed this transition would have a material adverse effect on our business, results of operations and financial condition.

Our consolidated balance sheet as of December 31, 2013 includes the assets acquired from Broadvox and Cypress, and the results of operations generated by these assets are reflected in our consolidated statement of operations as of January 1, 2014.

On October 29, 2012, we completed the acquisition of NBS for a purchase price of was $19.6 million, consisting of $17.75 million in cash, $0.6 million evidenced by a promissory note and $1.25 million in shares of our common stock.  NBS is a cloud services provider delivering cloud voice and unified communications, cloud connectivity and managed networks services to small, medium and large businesses.

Our acquisition of PingTone, the Broadvox/Cypress assets, and NBS were primarily financed through our issuance of senior notes in the principal amounts of $5.0 million, $25.5 million and $16.5 million, respectively (see “Liquidity and Capital Resources”).

Our Performance

Revenues for the year ended December 31, 2014 were $92.1 million, an increase of $30.6 million, or 49.7%, compared to the year ended December 31, 2013, and our operating loss for 2014 decreased to $1.8 million from  $3.5 million in 2013.  Our increase in revenues and decrease in operating loss year-over-year was primarily attributable to our acquisition of the assets from Broadvox/Cypress, which is reflected in our results of operations for the year ended December 31, 2014.  Our net loss also decreased to  $2.6 million for 2014 from  $5.1 million for 2013.

Our Outlook

Our ability to achieve positive cash flows from operations and net profitability is substantially dependent upon our ability to  increase  revenue in both of our business segments and, to a lesser extent, on our ability to identify further synergistic cost savings and operational efficiencies from our recent acquisitions.

Revenues from our Carrier Services segment have declined over the last few years due, in large part, to decreases in the  rates we can charge for the termination of international traffic.  We believe these declines resulted largely from increased competition, deregulation in many of the markets we serve and the use by competitors of lower cost, Internet-based technologies.  While the market demand for international voice termination has seen a corresponding increase over the last few years, we have been unable to increase our revenues accordingly due to capacity limitations on our network switching platform and liquidity constraints.  During 2014, we implemented new systems and equipment which increased our network capacity to levels necessary to compete in the current market environment and allow us to increase our traffic volume and, therefore, gross profit for this business segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

We have identified the policies and significant estimation processes discussed below as critical to our operations and to an understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included elsewhere in this report.

Revenue Recognition

We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured.  We record provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends.  The provisions for revenue adjustments are recorded as a reduction of revenue when the revenue is recognized.

Our Business Services revenue includes fixed revenue earned from monthly recurring services charged to customers, for whom charges are contracted over a specified period of time, and from variable usage fees charged to customers that purchase our business products and services.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  The recurring customer charges continue until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

Our Carrier Services revenue is primarily derived from usage fees charged to other telecommunications carriers that terminate voice traffic over our network.   Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration.  It is recognized upon completion of the call, and is adjusted to reflect the allowance for billing adjustments.  Revenue for each customer is calculated from information received through our network switches.  Our customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates.  This software provides us with the ability to complete a timely and accurate analysis of revenue earned in a period.  We believe that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

Cost of Revenues

For our Business Services segment, cost of revenues include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services and the cost of broadband Internet access used to provide service to business customers.

Cost of revenues for our Carrier Services segment is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for our carrier customers.  Thus, the majority of our cost of revenues for this business segment is variable, based upon the number of minutes actually used by our customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switch.  During each period, the call activity is analyzed and an accrual is recorded for the costs associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between our network infrastructure, including our New York switching facility, and certain large carrier customers and vendors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K
Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses   approximates their fair values due to the short term nature of their underlying terms.  Warrants issued in conjunction with the issuance of debt and equity are accounted for in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”).  For warrant instruments that are not deemed to be indexed to the Company’s own stock, we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.  The fair values of the warrants have been estimated using Black-Scholes and other valuation models, and the quoted market price of our common stock (see notes 11, 13 and 21 to the accompanying consolidated financial statements).

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges for the years ended December 31, 2014 and 2013.

Impairment testing for goodwill is performed annually in our fourth fiscal quarter.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary.  We performed qualitative impairment evaluations on our goodwill as of December 31, 2014 and 2013 and determined that there were no indications that goodwill was impaired.

Income Taxes

We account for income taxes in accordance with U.S. GAAP, which requires the recognition of deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our financial statements.  Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred income tax assets when we determine that it is more likely than not that we will fail to generate sufficient taxable income to be able to utilize the deferred tax assets.

Property and Equipment

In accordance with Accounting Standards Codification 350-40, Intangibles – Goodwill and Other – Internal-Use Software, we capitalize a portion of our payroll and related costs for the development of software for internal use and amortize these costs over three years. During the years ended December 31, 2014 and 2013, we capitalized costs pertaining to the development of internally used software of approximately $783,000 and $794,000, respectively.

Reverse Split of Common Stock

On May 13, 2014, we completed, we completed a 1 for 50 reverse split of our common stock.  As a result, the conversion and exercise prices of all of our outstanding preferred stock, common stock purchase warrants and stock options were proportionately adjusted, and all share and per share amounts as of and for the year ended December 31, 2013 have been restated to give effect to the reverse split.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Recently Issued Accounting Pronouncements

During the years ended December 31, 2014 and 2013, there were no new accounting pronouncements adopted by us that had a material impact on our consolidated financial statements.   In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may either use a full retrospective or modified retrospective approach to adopt this new standard. We are currently evaluating both adoption options and the impact that this standard will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Our consolidated results of operations for the year ended December 31, 2014 include a full year of operations related to business assets purchased from Broadvox/Cypress and two months of operations of PingTone, while our consolidated results of operations for the year ended December 31, 2013 do not include any activity related to the Broadvox Transaction or the PingTone acquisition.  Therefore, our results of operations for the year ended December 31, 2014, particularly with respect to our Business Services segment, are not comparable to the prior year.  The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	2014		2013
Revenues	$92,052,600	100.0%	$61,496,620	100.0%
Cost of revenues, exclusive of depreciation and amortization	49,598,373	53.9%	42,717,176	69.5%
Gross profit	42,454,227	46.1%	18,779,444	30.5%
Operating expenses:
Depreciation and amortization	11,004,884	12.0%	3,571,974	5.8%
Selling general and administrative	33,224,374	36.1%	18,756,325	30.5%
Total operating expenses	44,229,258	48.0%	22,328,299	36.3%
Operating loss	(1,775,031)	-1.9%	(3,548,855)	-5.8%
Interest expense	(5,988,411)	-6.5%	(2,638,249)	-4.3%
Loss on extinguishment of debt	-	0.0%	(1,105,283)	-1.8%
Gain (loss) on change in fair value of derivative liability	5,161,901	5.6%	(598,292)	-1.0%
Other (expenses) income	60,450	0.1%	(22,997)	0.0%
Total other (expenses) income	(766,060)	-0.8%	(4,364,821)	-7.1%
Gain on extinguishment of accounts payable	-	0.0%	2,883,660	4.7%
Provision for income taxes	(26,051)	0.0%	(51,887)	-0.1%
Net loss	(2,567,142)	-2.8%	(5,081,903)	-8.3%

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Revenues

Consolidated revenues were $92.1 million for the year ended December 31, 2014, as compared to $61.5 million for the year ended December 31, 2013, an increase of $30.6 million, or 49.7%.  Revenues for the Business Services segment increased by approximately $32.5 million to $62.9 million for the year ended December 31, 2014 as compared to $30.4 million for the year ended December 31, 2013.  The increase is primarily due to our acquisition of the Broadvox/Cypress cloud services business assets on December 31, 2013 and, in part, due to our acquisition of PingTone on October 31, 2014.

Carrier services revenue was  $29.2 million for the year ended December 31, 2014, a decrease of $2.0 million, or 6.3%, from the prior year period.  This decrease was mainly attributable to a 4.3% decrease in the blended rate per minute of traffic terminated and a 2.7% decrease in the number of minutes transmitted over our network.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K
Cost of Revenues and Gross Margin

Consolidated cost of revenues was $49.6 million for the year ended December 31, 2014 as compared to $42.7 million for the year ended December 31, 2013.  This increase is mainly due to costs attributable to the assets acquired from Broadvox/Cypress of approximately $9.5 million, partially offset by a $0.7 million decrease in cost of revenues at NBS due to improved gross margin and a volume-related decrease in the Carrier Services segment of $1.9 million.  Consolidated gross margin was 46.1% for the year ended December 31, 2014 as compared to 30.5% in the year ended December 31, 2013.  This increase is mainly due to the higher mix of Business Services revenue in 2014 resulting from our acquisition of assets from Broadvox/Cypress.  We expect this trend to continue in 2015 as revenues from the Business Services segment continue to increase as a percentage of total consolidated revenue.

Gross margin for the Business Services segment was 62.4% in 2014 compared to 51.0% in 2013, as the customer base acquired as part of the Broadvox/Cypress asset acquisition generally produces higher margins than the customer base acquired from NBS due to a higher concentration of hosted VoIP and cloud trunking services.  Gross margin for our Carrier Services segment was 10.9% for the year ended December 31, 2014 as compared to 10.5% for the year ended December 31, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.4 million to $11.0 million during the year ended December 31, 2014 as compared to $3.6 million for the year ended December 31, 2013.  This increase is primarily due to $4.5 million of amortization expense related to intangible assets acquired from Broadvox/Cypress and $2.4 million of depreciation expense associated with property and equipment acquired in such transaction, neither of which were present in the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) was $33.2 million in the year ended December 31, 2014, as compared to $18.8 million in the year ended December 31, 2013.  The increase is mainly due to approximately $12.1 million of SG&A attributable to the Broadvox/Cypress assets, primarily consisting of personnel related expenses and sales commissions, and, to a lesser extent, higher employee related expenses at NBS and corporate overhead expenses.

Operating Loss

Our operating loss was $1.8 million for the year ending December 31, 2014 as compared to $3.5 million for 2013 as the $23.7 million increase in gross profit in 2014, which was mainly the result of the Broadvox/Cypress asset acquisition, was largely offset by a $14.5 million increase in SG&A and the $7.4 million increase in depreciation and amortization expense.

Interest Expense

Interest expense increased by $3.4 million to $6.0 million for the year ended December 31, 2014 as compared to $2.6 million for the year ended December 31, 2013.  The increase is mainly attributable to $25.5 million of additional senior debt issued by us on December 31, 2013 at an interest rate of 11.15% and an increase in non-cash interest expense of $0.6 million in 2014 related to the amortization of discounts on outstanding debt.  We expect that interest expense will increase in 2015 due to the full year impact of the $5.0 million of senior notes issued by us on October 31, 2014 to finance our acquisition of PingTone (see “Liquidity and Capital Resources”).

Loss on Extinguishment of Debt

During the year ended December 31, 2013, we recognized a loss on the extinguishment of debt of $1.1 million, with no comparable amount in 2014, resulting from the warrants we issued in connection with the conversion of related party indebtedness into equity.

Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2014, we recognized a gain on the change in fair value of our derivative liabilities in the amount of $5.2 million as compared to a loss of $0.6 million for the year ended December 31, 2013.  These gains and losses are related to the derivatives associated with warrants we issued to our senior lenders in 2012 and 2013 and to purchasers of our preferred stock on December 31, 2013 and January 24, 2014, the terms of which require them to be treated as liabilities and not equity instruments under U.S. GAAP (see notes 11 and 13 to the accompanying Consolidated Financial Statements).  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  The warrants are valued using an option pricing model and other valuation techniques, such that increases to our stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases in our stock price result in a lower valuation and a gain being recorded in our income statement.  We expect that we will continue to be subject to significant fluctuations in our consolidated statement of operations in 2015 and beyond based on changes in our stock price and the corresponding changes in fair value of our derivative liabilities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Other Expenses

Other income, net of other expenses, for the year ended December 31, 2014 was $60,000, as compared to other expenses, net, of $23,000 for the year ended December 31, 2013, and included a reduction in estimated liabilites related to a business segment we dicontinued in 2009.

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

Net Loss

Net loss was $2.6 million for the year ended December 31, 2014, as compared to $5.1 million in the same period of a year ago, mainly due to the $5.2 million gain on the change in fair value of the derivatives (compared to a loss of $0.6 million in 2013), the $1.8 million decrease in operating loss and $1.1 million loss on extinguishment of debt in 2013 (with no comparable amount in 2014), partially offset by the absence of the $2.9 million gain on the extinguishment of the trade payable in 2013 and the increase in interest expense in 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses. In addition, we have yet to generate positive cash flow from operations.  At December 31, 3014, we had working capital of $2.1 million and stockholders’ equity of $13.3 million.  At December 31, 2013, we had working capital of $1.8 million and stockholders’ equity of approximately $7.0 million.  Our consolidated cash balance at December 31, 2014 was $6.4 million as compared to $6.2 million at December 31, 2013.  While we believe that we have sufficient cash to fund our operations and meet our obligations for the next twelve months, we may be required to raise additional capital to support our business plan and to maintain compliance with certain covenants under our senior debt facility. There are no current commitments for such funds and there can be no assurances that such funds will be available to us as and when needed.

During fiscal 2013 and the first nine months of 2014, we relied primarily on the sale of our equity securities and the cash generated from the operations of our Business Services business segment to fund our operations.

On December 31, 2013, we issued to a total of 82 accredited investors (the “Investors”), an aggregate of 18,480 shares of its newly designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”) and (b) warrants (the “Investor Warrants”) to purchase 1,182,720 shares of our common stock (the “Warrant Shares” and together with the Series B-2 Preferred Stock, the “Series B-2 Offering”).  The Series B-2 Offering included the issuance of 2,052 shares of Series B-2 Preferred Stock and Investor Warrants to purchase 131,328 Warrant Shares upon the conversion of $2.052 million in indebtedness of the Company, including the conversion of $2.0 million of notes payable to Marvin Rosen, the Chairman of our Board of Directors, and $52,000 of other Company indebtedness payable to Matthew Rosen, our Chief Executive Officer, and another Director of the Company.  Gross cash proceeds received in 2013 from the Series B-2 Offering were $16.4 million, approximately $8.1 million of which was used to partially finance our acquisition of the Broadvox/Cypress assets with the remainder, net of offering expenses, available for general corporate purposes.  On January 24, 2014 we held a second and final closing of the Series B-2 Offering and issued to a total of 40 accredited investors an aggregate of 4,358 shares of Series B-2 Preferred Stock and warrants to purchase an additional 278,912 Warrant Shares, and we received net proceeds of approximately $4.0 million, which was used for general corporate purposes.

Each share of Series B-2 Preferred Stock has a stated value of $1,000 and is convertible into shares of our common stock at a conversion price of $5.00 per share, subject to adjustment.  Subject to the other terms of the Series B-2 Preferred Stock, as of December 31, 2014 these shares were convertible into an aggregate of 4,349,600 shares of our common stock.  The Investor Warrants may be exercised at any time for a five-year term commencing on the date issuance at an exercise price of $6.25 per share, subject to adjustment.

We also agreed to register the resale of the shares of our common stock issuable upon conversion and the shares of our common stock issuable upon exercise of the Investor Warrants, and to use our reasonable commercial efforts to cause the registration statement to remain effective until the date that all of the shares issuable upon conversion of the Series B-2 Preferred and exercise of the Investor Warrants have been sold or may be sold pursuant to Rule 144 under the Securities Act of 1933, as determined by us.  We filed the required registration statement on May 2, 2014 and it became effective on July 21, 2014.  Commencing January 1, 2016, we have the right to force the conversion of the Series B-2 Preferred Stock into shares of our common stock at $5.00 per share; provided that the volume weighted average price for our common stock is at least $12.50 for ten consecutive trading days.  Our Series B-2 Preferred Stock bear a cumulative 6% annual dividend payable quarterly in arrears commencing March 31, 2014, in cash or shares of our common stock, at our option.  We elected to pay the required dividends in  common stock for the quarters ended March 31, June 30, September 30, and December 31, 2014.

During the year ended December 31, 2013, we entered into subscription agreements with 60 accredited investors, under which we issued an aggregate of 1,005,144 shares of our common stock and five-year warrants to purchase 502,572 shares of our common stock.  The aggregate consideration received from that offering was $4.1 million.   The warrants are exercisable at 125% of the volume weighted-average price of our common stock for the 10 trading days prior to the date of closing.

Contemporaneously with the completion of the NBS transaction, on October 29, 2012, we entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement and Security Agreement (the “SPA”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”). Under the SPA the we sold the Lenders (a) five-year senior notes in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually (the “Series A Notes”), and (b) five-year senior notes in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually (the “Series B Notes”). The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the majority of the cash portion of the purchase price of NBS.  During the year ended December 31, 2013, we made principal payments on the Series A Notes aggregating to $0.2 million in accordance with the terms of the SPA.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

On December 15, 2013, we sold the Lenders our Series C senior notes (the “Series C Notes”) in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers of the Broadvox/Cypress assets.  On December 31, 2013, the SPA was amended and restated whereby we sold to Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America (collectively with Plexus Fund II, L.P., the “Senior Lenders”) our Series D Senior Notes (the “Series D Notes”) in the aggregate principal amount of $25.0 million (collectively with the Series A Notes, the Series B Notes and the Series C Notes, the “Senior Notes”).  The proceeds from the Series D Notes were used to finance our acquisition of the Broadvox/Cypress assets.  Under the terms of the SPA, as amended:

●	Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company of America became lenders under the SPA.
●	The interest rate on all of the Senior Notes was set at 11.15% per annum.
●	The maturity date of all the Senior Notes was extended to December 31, 2018.
●	Interest on all of the Senior Notes is payable monthly, and monthly principal payments aggregating $52,083 are required from January 2014 through December 2014.
●	Monthly principal payments, aggregating $102,083, are required from January 2015 through December 2018, with the remaining principal balance on all of the Senior Notes payable at maturity.

Under the terms of the SPA, as amended, on December 31, 2013 we were required to deposit $3.0 million into an account controlled by the Senior Lenders, pending receipt of certain regulatory approvals for the pledging of assets as collateral for the Senior Notes.  The funds were to remain in escrow until such time as the necessary regulatory approvals are obtained.  We received all of the required regulatory approvals in May 2014, and the funds were released to us at that time.
On October 31, 2014, to finance a portion of the cash purchase price of PingTone, we entered into an Amended and Restated Securities Purchase Agreement (the “Amended SPA”) with the Senior Lenders under which we issued $5.0 million of Series E Senior Notes.  The Series E Notes have substantially identical terms to those of the previously issued Senior Notes, and the maturity date for all of the Senior Notes was extended to coincide with the October 31, 2019 maturity date of the Series E Notes.  In 2015 through 2019, monthly principal and interest obligations under the Amended SPA are approximately $0.5 million.

Our obligations to the Senior Lenders are secured by a first priority security interest on all of the assets of our subsidiaries (including their capital stock) and by a second lien on the accounts receivable and other assets of our Carrier Services segment which continues to be operated through the parent company.  Further, subject to certain limitations, our borrower subsidiaries and Fusion have guaranteed the obligations of the borrower under the Amended SPA, including its obligations to repay the Senior Notes.

The Amended SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Senior Notes are outstanding, we are required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by our subsidiaries through which we provide our Business Services.  The Amended SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  We do not have the financial resources to repay the Senior Notes in the event their maturity date is accelerated.

At various times between May 15, 2013 and December 31, 2013, we failed to meet the $1.0 million minimum cash balance requirement under the SPA.  On August 14, 2013 and November 12, 2013, we and the Lenders entered into Waiver and Amendment Agreements to the SPA whereby the Lenders agreed to waive compliance with the $1.0 million minimum cash balance requirement and reduced the minimum cash balance requirement from $1.0 million to $0.5 million for certain periods.  Under the Waiver and Amendment Agreements and the Amended SPA, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by our Business Services segment, at all times subsequent to December 31, 2013.  We have been in compliance with the minimum cash bank balance requirement since December 31, 2013.

For the year ended December 31, 2014, we exceeded the limit on capital expenditures set forth in the Amended SPA, which constitutes an event of default under terms of the Senior Notes and the Amended SPA. On March 27, 2015, the holders of the Senior Notes waived the event of default for 2014 and amended the terms of the agreement by adjusting the threshold for 2015. As a result of the amendment, the Company was in compliance with the capital expenditure limit for the year ended December 31, 2014. We anticipate we will remain in full compliance with all covenant provisions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

We made principal payments aggregating $625,000 on the Senior Notes for the year ended December 31, 2014.  As of December 31, 2014, the unpaid principal balance on the Senior Notes was $46.2 million.

While our Business Services segment continues to generate positive cash flow from operations, the terms of the Amended SPA prohibit any cash distributions by our Business Services subsidiaries to the parent prior to repayment of the Senior Notes.

We have entered into various capital lease agreements to finance the purchase of property and equipment, at interest rates generally ranging from 4% to 11%.   Scheduled principal payments under these leases for the year ended December 31, 2015 is approximately $0.7 million.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige, whereby we may sell certain of our Carrier Services accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow. Under the terms of that agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within two business days after Prestige receives payment on those receivables, which generally have 15 to 30 day payment terms. From the fourth quarter of fiscal 2011 through the first quarter of 2013, this arrangement was our primary source of liquidity.  We may continue to utilize this agreement with Prestige to supplement our working capital needs until such time as we can consummate a traditional working capital line of credit.

A summary of the Company’s cash flows for the periods indicated is as follows:

	Year Ended December 31,
	2014	2013
Cash provided by (used in) operating activities	$2,160,915	$(1,800,256)
Cash used in investing activities	(9,327,900)	(36,632,113)
Cash provided by financing activities	7,435,093	44,065,730
Net increase in cash and cash equivalents	268,108	5,633,361
Cash and cash equivalents, beginning of period	6,176,575	543,214
Cash and cash equivalents, end of period	$6,444,683	$6,176,575

Cash provided by operating activities was $2.2 million for the year ended December 31, 2014 as compared to cash used in operating activities of  $1.8 million for the year ended December 31, 2013.  The following table illustrates the primary components of our cash flows from operations:

	2014	2013
Net income (loss)	$(2,567,142)	$(5,081,903)
Non-cash expenses, gains and losses	8,177,759	3,433,131
Accounts receivable	(1,406,348)	(1,514,262)
Accounts payable and accrued expenses	(1,348,213)	1,467,523
Other	(695,141)	(104,745)
Cash used in operating activities	$2,160,915	$(1,800,256)

Cash used in investing activities was $9.3 million for the year ended December 31, 2014 as compared to $36.6 million for the year ended December 31, 2013.  We paid $7.3 million in cash, net of cash acquired, for the acquisition of PingTone in 2014, and had capital expenditures of $3.8 million in 2014.  In addition, $2.0 million of unrestricted cash under the terms of the Senior Notes was returned to us in 2014 (see note 5 to the accompanying Consolidated Financial Statements).  During the year ended December 31, 2013, we paid $32.3 million in cash for the Broadvox/Cypress assets, incurred capital expenditures of $1.3 million and paid $2.3 million in  additional security deposits.  We expect that our capital expenditures for 2015 will be between $2.5 million and $3.0 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Cash provided by financing activities was $7.4 million for the year ended December 31, 2014 as compared to $44.1 million for the year ended December 31, 2013.  During 2014, we raised approximately $4.0 million from the sale of additional equity securities, issued $5.0 million of Series E Notes and made debt service and equipment financing payments of $1.4 million.  During 2013, we raised approximately $20.0 million, net of offering expenses, from the sale of our equity securities and $25.5 million from the sale of Senior Notes, partially offset by $0.9 million of repayments of notes payable and the payment of deferred financing fees in the amount of $0.7 million.

OTHER MATTERS

Inflation

We do not believe inflation has a significant effect on our  operations at this time.

Off Balance Sheet Arrangements

Through December 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other commercially narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements required by this Item are included after Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”).  Rothstein Kass was the Company’s independent registered public accounting firm for the years ended December 31, 2013 and 2012.  As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the Company’s independent registered public accounting firm.  Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the assignment and assumption of Rothstein Kass’ engagement with the Company to KPMG, and on July 10, 2014, KPMG became the Company’s independent registered public accounting firm.

The audit report of Rothstein Kass on the Company’s financial statements for the years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2013 and through the subsequent interim period preceding Rothstein Kass’ resignation, there were no disagreements between the Company and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures, which disagreements if not resolved to the satisfaction of Rothstein Kass, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, nor were there any reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years ended December 31, 2013 and through the subsequent interim period prior to the Company’s consent to the assignment of Rothstein Kass’ engagement with the Company to KPMG, the Company did not consult with KPMG on either (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that may be rendered on the Company’s financial statements; or (3) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in item 304(a)(1)(v) of Regulation S-K.  In addition, KPMG did not provide any written or oral advice to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

On August 12, 2014, the Company, with the approval of its audit committee, terminated the engagement of KPMG as the Company’s independent registered public accounting firm.  The Company’s decision to terminate the engagement was based on uncertainty surrounding the time to complete the review of the Company’s consolidated financial statements for the quarterly period ended June 30, 2014.  KPMG never issued an audit report or completed a review of the Company’s consolidated financial statements.

During the period of KPMG’s engagement from July 10, 2014 through August 12, 2014, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the Company’s consolidated financial statements for  the quarterly period ended June 30, 2014 (had they issued such a report), nor were there any reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K, except for the unresolved matters as described below.

During the period of engagement, the Company engaged in discussions with KPMG on certain accounting and auditing matters related to the Company’s sales of accounts receivable, accounting treatment of the Company’s preferred stock and warrants and accounting treatment of a related party note payable.   With the termination of KPMG as the Company’s independent registered public accounting firm, KPMG was unable to complete their evaluation of these matters and their review of the Company’s consolidated financial statements for the quarterly period ended June 30, 2014.  The Company’s Audit Committee reviewed the substance of the forgoing discussions with KPMG, and the Company authorized KPMG to respond fully to the inquiries of the Company’s successor accountant concerning these discussions.

On August 12, 2014, the Company, with the approval of its Audit Committee, engaged EisnerAmper LLP (“EisnerAmper”) as its new independent registered public accounting firm.

During the two most recent fiscal years ended December 31, 2013 and through the subsequent interim period prior to EisnerAmper becoming the Company’s independent registered public accounting firm, the Company did not consult with EisnerAmper on either (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that may be rendered on the Company’s financial statements; or (3) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and our president, who also serves as our principal financial officer, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.   In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15D-15(f) under the Exchange Act) that occurred during the year ended December 31, 2014.  Based on that evaluation, our principal executive officer and principal accounting officer concluded that there has not been any material change in our internal control over financial reporting during the year ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but be filed by us on or prior to April 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a) (2) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (1)
3.1	(a)	Form of Subscription Agreement (5)
3.2		Bylaws (*)
10.1		1998 Stock Option Plan (*)
10.2		Amended and Restated Employment Agreement between registrant and Matthew Rosen (3)
10.3		Form of Warrant to Purchase Common Stock (*)
10.4		Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1		Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (1)
10.5		Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office (*)
10.6		Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.6.1		Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(1)
10.7		Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.8		Form of Promissory Note and Security Agreement (2)
10.9	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.10	Form of Subscription Agreement (4)
10.11	Form of Warrant (4)
10.12	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation (6)
10.13	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (17)
10.14
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (7)

10.15
Amendment No. 1 dated June 6, 2013 to the Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.16
Amendment No. 1 dated June 6, 2013 to the Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.17
Amendment No. 2 dated August 20, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (8)

10.18
Amendment No. 2 dated August 20, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (8)

10.19
Amendment No. 3 dated September 21, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (8)

10.20
Amendment No. 3 dated September 21, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (8)

10.21
Amendment No. 4 dated October 24, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (12)

10.22
Amendment No. 4 dated October 24, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (8)

10.23	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (8)
10.23.1	Lease Modification Agreement, dated October 1, 2014 by and between 280 Holdings, LLC (successor in interest to Manchester Realty, LLC) and Fusion NBS Acquisition Corp (1)
10.24	Series A Promissory Note dated October 29, 2012 payable to Plexus Fund II (8)
10.25	Series B Promissory Note dated October 29, 2012 payable to Plexus Fund II Series (8)
10.26	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (8)
10.27	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III Praesidian Fund III Series B Note (8)
10.28	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (8)
10.29	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (8)
10.30	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (8)
10.31	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (8)
10.32	Plexus Fund II Common Stock Purchase Warrant dated October 29, 2012 (8)
10.33
Intellectual Property Security Agreement dated as of October 29, 2012 by Fusion Telecommunications International, Inc. and Network Billing systems, LLC, in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (8)

10.34
Intercreditor and Subordination Agreement dated as of October 29, 2012 by and among Marvin Rosen, Fusion Telecommunications International, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (8)

10.35
Intercreditor and Subordination Agreement dated as of October 29, 2012 by and among John Kaufman, Christiana Trust, a division of WSFS Bank, as trustee of the LK Trust, Fusion NBS Acquisition Corp., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (8)

10.36
Intercreditor Agreement dated as of October 29, 2012, by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (8)

10.37
Pledge Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (8)

10.38
Right of First Refusal Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (8)

10.39	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III (8)
10.40	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III-A (8)
10.41	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., and Plexus Fund II, LP (8)
10.42
Asset Purchase and Sale Agreement effective as of August 30, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (9)

10.43
First Amendment to the Asset Purchase and Sale Agreement effective as of November 15, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (10)

10.44
Second Amendment to the Asset Purchase and Sale Agreement effective as of December 16, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (11)

10.45
Third Amendment to Securities Purchase Agreement is entered into as of December 16, 2013, by and among Fusion NBS Acquisition Corp, Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (11)

10.46	Form of Subscription Agreement (12)
10.47	Form of Common Stock Purchase Warrant (12)
10.48	Form of Registration Rights Agreement (12)
10.49	Form of Series C Note (12)
10.50
First Amendment To Intercreditor Agreement dated as of December 31, 2013 by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III QP, L.P., United Insurance Company of America, Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC and Fusion BVX LLC (12)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

10.51	Form of Series D Note dated December 31, 2013 (12)
10.52	Form of Management Rights Letter dated December 31, 2013 (12)
10.53	Form of Lenders’ Warrant dated December 31, 2013 (12)
10.54
Joinder Agreement dated as of December 31, 2013 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Fusion BVX LLC in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P., and United Insurance Company Of America (12)

10.55	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, Fusion Telecommunications International, Inc., and Fusion BVX, LLC (12)
10.56	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (12)
10.57	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; Fusion Telecommunications International, Inc. and Fusion BVX LLC (12)
10.58	Transition Services Agreement by and among BroadvoxGO!, LLC, Cypress Communications, LLC, Fusion BVX LLC and Fusion Telecommunications International, Inc. (12)
10.59
Second Amended and Restated Securities Purchase Agreement and Security Agreement dated October 31, 2014 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company Of America (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014)

10.60	Form of Series E Note, dated as of October 31, 2014 (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014)
10.61
Agreement and Plan of Merger, dated as of October 15, 2014, by and among Fusion Telecommunications International, Inc., Fusion PTC Acquisition Inc., PingTone Communications, Inc., the Majority Stockholders of PingTone Communications, Inc. and J Shelby Bryan, as Stockholders Representative (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014).

14	Code of Ethics of Registrant (13)
21.1	List of Subsidiaries (1)
23.1	Consent of Rothstein Kass(1)
23.2	Consent of EisnerAmper LLP(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of  the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K  to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 30, 2015	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: March 30, 2015	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer, Principal Accounting Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Matthew D. Rosen and Gordon Hutchins, Jr., jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARVIN S. ROSEN	Chairman of the Board
Marvin S. Rosen		March 30, 2015

/s/ PHILIP D. TURITS	Director
Philip D. Turits		March 30, 2015

/s/ MATTHEW D. ROSEN	Chief Executive Officer and Director
Matthew D. Rosen		March 30, 2015

/s/ E. ALAN BRUMBERGER	Director
E. Alan Brumberger		March 30, 2015

/s/ JACK ROSEN	Director
Jack Rosen		March 30, 2015

/s/ WILLIAM RUBIN	Director
William Rubin		March 30, 2015

/s/ LARRY BLUM	Director
Larry Blum		March 30, 2015

/s/ PAUL C. O’BRIEN	Director
Paul C. O’Brien		March 30, 2015

/s/ MICHAEL J. DEL GIUDICE	Director
Michael J. Del Giudice		March 30, 2015

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (1)
3.1	(a)	Form of Subscription Agreement (5)
3.2		Bylaws (*)
10.1		1998 Stock Option Plan (*)
10.2		Amended and Restated Employment Agreement between registrant and Matthew Rosen (3)
10.3		Form of Warrant to Purchase Common Stock (*)
10.4		Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1		Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (1)
10.5		Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office (*)
10.6		Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.6.1		Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(1)
10.7		Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.8		Form of Promissory Note and Security Agreement (2)
10.9	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.10	Form of Subscription Agreement (4)
10.11	Form of Warrant (4)
10.12	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation (6)
10.13	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (17)
10.14
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (7)

10.15
Amendment No. 1 dated June 6, 2013 to the Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.16
Amendment No. 1 dated June 6, 2013 to the Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.17
Amendment No. 2 dated August 20, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (8)

10.18
Amendment No. 2 dated August 20, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (8)

10.19
Amendment No. 3 dated September 21, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (8)

10.20
Amendment No. 3 dated September 21, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (8)

10.21
Amendment No. 4 dated October 24, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (12)

10.22
Amendment No. 4 dated October 24, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (8)

10.23	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (8)
10.23.1	Lease Modification Agreement, dated October 1, 2014 by and between 280 Holdings, LLC (successor in interest to Manchester Realty, LLC) and Fusion NBS Acquisition Corp (1)
10.24	Series A Promissory Note dated October 29, 2012 payable to Plexus Fund II (8)
10.25	Series B Promissory Note dated October 29, 2012 payable to Plexus Fund II Series (8)
10.26	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (8)
10.27	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III Praesidian Fund III Series B Note (8)
10.28	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (8)
10.29	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (8)
10.30	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (8)
10.31	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (8)
10.32	Plexus Fund II Common Stock Purchase Warrant dated October 29, 2012 (8)
10.33
Intellectual Property Security Agreement dated as of October 29, 2012 by Fusion Telecommunications International, Inc. and Network Billing systems, LLC, in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (8)

10.34
Intercreditor and Subordination Agreement dated as of October 29, 2012 by and among Marvin Rosen, Fusion Telecommunications International, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (8)

10.35
Intercreditor and Subordination Agreement dated as of October 29, 2012 by and among John Kaufman, Christiana Trust, a division of WSFS Bank, as trustee of the LK Trust, Fusion NBS Acquisition Corp., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (8)

10.36
Intercreditor Agreement dated as of October 29, 2012, by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (8)

10.37
Pledge Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (8)

10.38
Right of First Refusal Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (8)

10.39	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III (8)
10.40	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III-A (8)
10.41	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., and Plexus Fund II, LP (8)
10.42
Asset Purchase and Sale Agreement effective as of August 30, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (9)

10.43
First Amendment to the Asset Purchase and Sale Agreement effective as of November 15, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (10)

10.44
Second Amendment to the Asset Purchase and Sale Agreement effective as of December 16, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (11)

10.45
Third Amendment to Securities Purchase Agreement is entered into as of December 16, 2013, by and among Fusion NBS Acquisition Corp, Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (11)

10.46	Form of Subscription Agreement (12)
10.47	Form of Common Stock Purchase Warrant (12)
10.48	Form of Registration Rights Agreement (12)
10.49	Form of Series C Note (12)
10.50
First Amendment To Intercreditor Agreement dated as of December 31, 2013 by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III QP, L.P., United Insurance Company of America, Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC and Fusion BVX LLC (12)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K
10.51	Form of Series D Note dated December 31, 2013 (12)
10.52	Form of Management Rights Letter dated December 31, 2013 (12)
10.53	Form of Lenders’ Warrant dated December 31, 2013 (12)
10.54
Joinder Agreement dated as of December 31, 2013 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Fusion BVX LLC in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P., and United Insurance Company Of America (12)

10.55	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, Fusion Telecommunications International, Inc., and Fusion BVX, LLC (12)
10.56	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (12)
10.57	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; Fusion Telecommunications International, Inc. and Fusion BVX LLC (12)
10.58	Transition Services Agreement by and among BroadvoxGO!, LLC, Cypress Communications, LLC, Fusion BVX LLC and Fusion Telecommunications International, Inc. (12)
10.59
Second Amended and Restated Securities Purchase Agreement and Security Agreement dated October 31, 2014 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company Of America (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014)

10.60	Form of Series E Note, dated as of October 31, 2014 (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014)
10.61
Agreement and Plan of Merger, dated as of October 15, 2014, by and among Fusion Telecommunications International, Inc., Fusion PTC Acquisition Inc., PingTone Communications, Inc., the Majority Stockholders of PingTone Communications, Inc. and J Shelby Bryan, as Stockholders Representative (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014).

14	Code of Ethics of Registrant (13)
21.1	List of Subsidiaries (1)
23.1	Consent of Rothstein Kass(1)
23.2	Consent of EisnerAmper LLP(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

report of independent registered public accounting firm

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheet of Fusion Telecommunications International, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fusion Telecommunications International, Inc. and subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 30, 2015

report of independent registered public accounting firm

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheet of Fusion Telecommunications International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fusion Telecommunications International, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York
March 28, 2014

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,444,683	$6,176,575
Accounts receivable, net of allowance for doubtful accounts of
approximately $245,000 and $381,000, respectively	7,087,599	5,828,389
Prepaid expenses and other current assets	927,772	2,704,787
Total current assets	14,460,054	14,709,751
Property and equipment, net	13,478,912	11,193,355
Other assets:
Security deposits	648,998	585,083
Restricted cash	1,164,381	1,163,872
Goodwill	10,397,460	5,124,130
Intangible assets, net	32,432,416	35,048,818
Other assets	1,165,273	1,125,652
Total other assets	45,808,528	43,047,555
TOTAL ASSETS	$73,747,494	$68,950,661

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable - non-related parties	$1,225,000	$625,000
Notes payable - related parties	-	310,714
Equipment financing obligations	662,131	245,138
Escrow payable	-	295,000
Accounts payable and accrued expenses	10,471,514	11,161,550
Related party payable	-	226,148
Current liabilities from discontinued operations	-	55,000
Total current liabilities	12,358,645	12,918,550
Long-term liabilities:
Notes payable - non-related parties, net of discount	41,263,934	36,788,987
Notes payable - related parties	1,292,878	1,478,081
Equipment financing obligations	1,702,704	167,614
Derivative liabilities	3,839,569	10,515,472
Other long-term liabilities	-	131,627
Total liabilities	60,457,730	62,000,331
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
26,793 and 23,525 shares issued and outstanding	268	235
Common stock, $0.01 par value, 50,000,000 shares authorized,
7,345,028 and 6,077,071 shares issued and outstanding	73,449	60,770
Capital in excess of par value	175,519,459	166,625,595
Accumulated deficit	(162,303,412)	(159,736,270)
Total stockholders' equity	13,289,764	6,950,330
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,747,494	$68,950,661

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013
Revenues	$92,052,600	$61,496,620
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	49,598,373	42,717,176
Gross profit	42,454,227	18,779,444
Depreciation and amortization	11,004,884	3,571,974
Selling general and administrative expenses (including stock-based compensation of approximately $372,000 and $189,000 for
2014 and 2013, respectively)	33,224,374	18,756,325
Total operating expenses	44,229,258	22,328,299
Operating loss	(1,775,031)	(3,548,855)
Other (expenses) income:
Interest expense	(5,988,411)	(2,638,249)
Loss on extinguishment of debt	-	(1,105,283)
Gain (loss) on change in fair value of derivative liabilities	5,161,901	(598,292)
Other income (expenses), net	60,450	(22,997)
Total other expenses	(766,060)	(4,364,821)
Gain on extinguishment of accounts payable	-	2,883,660
Loss before income taxes	(2,541,091)	(5,030,016)
Provision for income taxes	26,051	51,887
Net Loss	(2,567,142)	(5,081,903)
Preferred stock dividends in arrears	(1,746,203)	(402,497)
Net loss applicable to common stockholders:	$(4,313,345)	$(5,484,400)

Basic and diluted loss per common share	$(0.92)	$(1.22)
Weighted average common shares outstanding:
Basic and diluted	7,132,427	4,500,548

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Capital in	Accumulated	Stockholders'
	Shares	$	Shares	$	Excess of Par	Deficit	Equity (Deficit)
Balance at December 31, 2012	11,907	$119	3,565,011	$35,650	$148,506,859	$(154,654,367)	$(6,111,739)
Proceeds from the sale of common stock
and warrants	-	-	1,005,144	10,051	4,092,618	-	4,102,669
Conversion of notes payable and accrued
expenses into common stock and warrants	-	-	233,960	2,340	1,000,893	-	1,003,233
Proceeds from the sale of preferred stock
and warrants, net of expenses	16,428	164	-	-	15,559,939	-	15,560,103
Issuance of common stock for services
rendered	-	-	19,112	191	98,060	-	98,251
Issuance of warrants associated with conversion
of indebtedness	-	-	-	-	1,105,283	-	1,105,283
Conversion of notes payable and accrued
expenses into preferred stock and warrants	2,052	21	-	-	2,051,979	-	2,052,000
Conversion of Series B-1 Preferred Stock
into comon stock	(6,862)	(69)	1,253,441	12,534	(12,465)	-	-
Warrants issued in conunction with the issuance of
preferred stock deemed not indexed to the
Company's common stock	-	-	-	-	(5,967,051)	-	(5,967,051)
Net loss	-	-	-	-	-	(5,081,903)	(5,081,903)
Adjustment for fractional shares issued in
reverse stock split	-	-	403	4	(4)	-	-
Stock-based compensation associated
with stock incentive plans	-	-	-	-	189,484	-	189,484
Balance at December 31, 2013	23,525	235	6,077,071	60,770	166,625,595	(159,736,270)	6,950,330
Proceeds from the sale of preferred stock
and warrants, net of expenses	4,358	44	-	-	3,984,382	-	3,984,426
Warrants issued in conunction with the issuance of
of preferred stock deemed not indexed to the
Company's common stock					(1,301,607)		(1,301,607)
Discount on related party note payable,
net of exchanges	-	-	-	-	372,551	-	372,551
Issuance of common stock for services
rendered	-	-	38,491	385	163,457	-	163,842
Modification of previously issued warrants and
reclassification to stockholders' equity	-	-	-	-	2,815,609	-	2,815,609
Net loss					-	(2,567,142)	(2,567,142)
Conversion of preferred stock into common stock	(1,090)	(11)	218,000	2,180	(2,169)		-
Dividends on preferred stock	-	-	299,216	2,992	(2,992)	-	-
Shares issued as partial purchase price of
acquired business	-	-	712,250	7,122	2,492,875	-	2,499,997
Stock-based compensation associated
with stock incentive plans	-	-			371,758		371,758
Balance at December 31, 2014	26,793	$268	7,345,028	$73,449	$175,519,459	$(162,303,412)	$13,289,764

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,567,142)	$(5,081,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,004,883	3,571,974
Loss on disposal of property and equipment	116,638	2,374
Loss on financing of accounts receivable	97,486	226,261
Bad debt expense	559,832	85,405
Stock-based compensation	371,758	189,484
Stock and warrants issued for services rendered or in settlement of liabilities	179,717	106,585
Amortization of debt discount and deferred financing fees	1,064,346	431,132
Change in fair value of derivative liability	(5,161,901)	598,292
Loss on extinguishment of debt	-	1,105,283
Gain on extinguishment of accounts payable	-	(2,883,660)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,406,348)	(1,514,261)
Prepaid expenses and other current assets	(521,002)	11,627
Other assets	(42,511)	18,133
Accounts payable and accrued expenses	(1,403,213)	1,467,523
Other long-term liabilities	(131,628)	(134,505)
Net cash provided by (used in) operating activities	2,160,915	(1,800,256)
Cash flows from investing activities:
Purchase of property and equipment	(3,819,413)	(1,307,349)
Returns (payments) of security deposits	1,983,114	(2,282,370)
Payment of obligations related to purchase price of acquisitions	(226,148)	(933,425)
Cash paid for acquisitions, net of cash acquired of $826,035 in 2014	(7,318,790)	(32,108,450)
Proceeds from the sale of property and equipment	53,846	-
Change in restricted cash	(509)	(519)
Net cash used in investing activities	(9,327,900)	(36,632,113)
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	-	4,102,669
Proceeds from the sale of equity securities not yet issued	-	295,000
Proceeds from notes payable - related parties	-	100,000
Proceeds from the transfer of accounts receivable	3,787,260	-
Repayments of borrowings related to the transfer of accounts receivable	(3,787,260)	-
Proceeds from notes payable - non-related parties	5,000,000	25,712,500
Payments on equipment financing obligations	(453,369)	(99,823)
Proceeds from the sale of preferred stock and warrants, net of expenses	3,984,426	15,560,103
Payment of deferred financing fees	(160,250)	(669,600)
Repayments of notes payable - related parties	(310,714)	(514,286)
Repayments of notes payable - non-related parties	(625,000)	(420,833)
Net cash provided by financing activities	7,435,093	44,065,730
Net increase in cash and cash equivalents	268,108	5,633,361
Cash and cash equivalents, beginning of year	6,176,575	543,214
Cash and cash equivalents, end of year	$6,444,683	$6,176,575

See note 15 for supplemental disclosure of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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

Revenue Recognition
The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured.  The Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends.  The provisions for revenue adjustments are recorded as a reduction of revenue when the revenue is recognized.

The Company’s Carrier Services revenue is primarily derived from usage fees charged to other telecommunications carriers that terminate voice traffic over the Company’s network, and from the monthly recurring and usage fees charged to customers that purchase the Company’s business products and services.  Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration. It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for billing adjustments.  Revenue for each customer is calculated from information received through the Company’s network switches.  The Company’s customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates.  This software provides the Company with the ability to complete a timely and accurate analysis of revenue earned in a period.  The Company believes that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

Business Services revenue includes fixed revenue earned from monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time, and from variable usage fees charged to customers that purchase the Company’s Business Services products and services.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  The recurring customer charges continue until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

Cost of Revenues
Cost of revenues for the Company’s Carrier Services business segment is comprised primarily of costs incurred from other domestic and international communications carriers to originate, transport, and terminate voice calls for the Company’s carrier customers.  Thus the majority of the Company’s cost of revenues for this business segment is variable, based upon the number of minutes actually used by the Company’s customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company’s network switch.  During each period, the call activity is analyzed and an accrual is recorded for the costs associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between the Company’s network infrastructure, including its New York switching facility, and certain large carrier customers and vendors.

For the Company’s Business Services business segment, fixed expenses include the monthly recurring charges associated with certain platform services purchased from other service providers, the monthly recurring costs associated with private line services and the cost of broadband Internet access used to provide service to business customers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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

The Company has an agreement to sell certain of its accounts receivable under an arrangement with a third party.  The Company records a loss on sale of accounts receivable at the time the receivables are sold for the difference between the book value of the receivables transferred and their respective purchase price.  During the year ended December 31, 2013, the Company accounted for the sales of its accounts receivable as sales of financial assets and derecognized them from its consolidated balance sheet as of the date of sale.  During the year ended December 31, 2014, the Company determined that although legal ownership to the transferred receivables belong to the transferee, these transfers do not meet all of the criteria outlined in Accounting Standards Codification Topic (“ASC”) 860, Transfers and Servicing.  The Company had derecognized $0.9 million of such receivables as of December 31, 2013, and the Company believes that retaining this amount on its consolidated balance sheet and recording a corresponding note payable would not have been material to the Company’s consolidated balance sheet as of that date.  During the year ended December 31, 2014 the Company transferred receivables aggregating approximately $3.8 million resulting in a corresponding note payable for the amount of uncollected receivables transferred.  As of December 31, 2014, all of the related receivables had been collected, the notes had been repaid and the Company did not have any outstanding accounts receivable that had been sold under this arrangement.

The Company recognized losses on the transfers of accounts receivable for the years ended December 31, 2014 and 2013 of approximately $97,000 and $226,000, respectively.  These amounts are recorded in other income (expenses) in the accompanying consolidated statements of operations.  The Company’s obligations to the purchaser of the receivables are secured by a first priority lien on the accounts receivable of the Company’s Carrier Services business segment, and by a subordinated security interest on the other assets of the Company’s Carrier Services business segment.

Fair Value of Financial Instruments
The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses   approximates their fair values due to the short term nature of their underlying terms.

Intangible Assets
Intangible assets at December 31, 2014 and 2013 consist of trade names and trademarks, non-compete agreements, proprietary technology, customer relationships and a below-market lease, all of which were acquired in purchase business combinations.  In determining fair value, the Company uses standard analytical approaches to business enterprise valuation (“BEV”), such as the income approach and the market comparable approach.  The income approach involves estimating the present value of the subject asset’s future cash flows by using projections of the cash flows that the asset is expected to generate, and discounting these cash flows at a given rate of return.  The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded.  Each of these BEV methodologies requires the use of management estimates and assumptions.  Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, which ranges from two to fifteen years.

Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired (see note 3).  Goodwill at December 31, 2014 and 2013 was approximately $10.4 million and $5.1 million, respectively.  Goodwill is not amortized but is instead tested annually for impairment.  All of the Company’s goodwill is attributable to its Business Services business segment.  The following table presents the change in goodwill during the years ended December 31, 2014 and 2013:

Balance at January 1, 2014	Additions (a)	Other (b)	Balance at December 31, 2014	Balance at January 1, 2013	Additions (a)	Other (c)	Balance at December 31, 2013
$5,124,130	5,175,372	97,958	$10,397,460	$2,406,269	2,520,605	197,256	$5,124,130

(a) - Amount relates to acquisitions. See note 3.
(b) - Amount relates to adjustments to the preliminary purchase price for 2013 acquisitions.
(c) - Amount relates to adjustments to the preliminary purchase price for 2012 acquisitions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  The Company did not record any impairment charges for the years ended December 31, 2014 and 2013.

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

The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary.  The Company performed qualitative impairment evaluations on its goodwill as of December 31, 2014 and 2013 and determined that there were no indications that goodwill was impaired.

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

The Company capitalizes a portion of its payroll and related costs for the development of software for internal use and amortizes these costs over three years.  During the years ended December 31, 2014 and 2013, the Company capitalized costs pertaining to the development of internally used software in the approximate amount of $783,000 and $794,000, respectively.

Derivative Financial Instruments
The Company accounts for warrants issued in conjunction with the issuance of debt and equity in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”).  For warrant instruments that are not deemed to be indexed to the Company’s own stock, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations (see notes 11, 13 and 21).  The fair values of the warrants have been estimated using Black-Scholes and other valuation models, and the Company’s quoted market price (see notes 11 and 13).

Advertising and Marketing
Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s business products and services.  Advertising and marketing expenses were approximately $211,000 and $28,000 for the years ended December 31, 2014 and 2013, respectively.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013
In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014 and 2013.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010 and for previous periods as it relates to the Company’s net operating loss carryforward.  No interest expense or penalties have been recognized as of December 31, 2014 and 2013.  During the years ended December 31, 2014 and 2013, the Company recognized no adjustments for uncertain tax positions.

Reverse split of common stock
On April 9, 2014, Fusion’s Board of Directors approved amendments to Fusion’s Certificate of Incorporation to (a) effect a reverse stock split of all of the outstanding shares of Fusion’s common stock at a ratio (the “Reverse Split Ratio”) of one for fifty (the “Reverse Stock Split”) and (b) a corresponding reduction in the number of shares of common stock that Fusion is authorized to issue from 900,000,000 to 18,000,000.  The Certificate of Amendment, which was approved by Fusion’s stockholders on March 28, 2014, became effective on May 13, 2014, and at that time the Reverse Stock Split took place and each 50 shares of outstanding common stock was combined and automatically converted into one share of common stock, with a par value of $0.01 per share.  In addition, the conversion and exercise prices of all of Fusion’s outstanding preferred stock, common stock purchase warrants and options to purchase common stock were proportionately adjusted at the Reverse Split Ratio consistent with the terms of such instruments.  No fractional shares were issued as a result of the Reverse Stock Split, and any fractional share to which a stockholder may have been entitled as a result of the Reverse Stock Split was rounded up to the nearest whole share.

As a result of the Reverse Stock Split, all share and per share amounts as of and for the year ended December 31, 2013 have been restated at the Reverse Split Ratio to give effect to the Reverse Stock Split.

Earnings (Loss) per Share
Basic and diluted loss per share for 2014 is computed by dividing (i) loss available to common stockholders, adjusted by approximately $2.2 million for the gain on fair value of the Company’s derivative liability that was attributable to 728,333 outstanding warrants with a nominal exercise price (see note 11), by (ii) the weighted-average number of common shares outstanding during the period, increased by the number of common shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.  The following securities were excluded in the calculation of diluted loss per share because their inclusion would be antidilutive:

	2014	2013
Warrants, excluding 728,333 nominal warrants in 2014 issued to senior lenders (see note 11)	3,436,775	4,015,824
Stock options	607,877	351,439
Convertible preferred stock	4,512,316	3,851,264
	8,556,968	8,218,527

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred Stock”) in the approximate amount of $404,000 and $402,000 for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, the Company’s Board of Directors had not declared any dividends on the Company’s Series A Preferred Stock, and the Company had accumulated approximately $3.9 million of preferred stock dividends.  The Company’s Board of Directors has declared dividends for the year ended December 31, 2014 aggregating $1.3 million related to the Company’s Series B-2 Preferred Stock (see note 13) which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 299,216 shares of the Company’s common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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

The Company calculated the fair value of each common stock option grant on the date of grant using the Black-Scholes option pricing model method with the following assumptions:

	2014	2013
Dividend yield	0.00%	0.00%
Stock volatility	102%	137%
Average risk-free interest rate	1.97%	0.68%
Average option term (years)	8.0	3.0

Recently Adopted and Issued Accounting Pronouncements
During the years ended December 31, 2014 and 2013, there were no new accounting pronouncements adopted by the Company that had a material impact on the Company’s consolidated financial statements.   In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may either use a full retrospective or modified retrospective approach to adopt this new standard. The Company is currently evaluating both adoption options and the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

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

3. ACQUISITIONS

(a)
On October 31, 2014, Fusion, through its wholly owned subsidiary, Fusion PTC Acquisition, Inc., (“PTC”), completed the acquisition of all of the outstanding equity securities of PingTone Communications, Inc., a provider of integrated cloud-based communications services (“PingTone”).  The acquisition of PingTone was accomplished through a merger of PTC with and into PingTone, with PingTone surviving the merger.  As a result of this transaction, PingTone became a wholly owned subsidiary of Fusion’s wholly owned subsidiary, Fusion NBS Acquisition Corp. (“FNAC”), and an indirect subsidiary of Fusion.

The purchase price paid to PingTone shareholders was $10.6 million, consisting of $8.1 million in cash 712,250 shares of Fusion’s common stock valued at $2.5 million.  A portion of the purchase price ($1,150,000, comprised of $862,500 in cash and 81,908 shares of common stock) has been placed into escrow to secure the representations, warranties and covenants made by the PingTone shareholders under the merger agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013
The allocation of the purchase price of PingTone is as follows:

Cash	826,035
Accounts receivable, net	273,948
Other current assets	141,256
Property and equipment	481,111
Other assets	60,941
Deferred tax asset	1,688,011
Intangible assets subject to amortization	4,211,300
Goodwill	5,175,372
Current liabilities	(496,417)
Deferred tax liability	(1,688,011)
Other liabilities	(28,724)
$10,644,822

The results of operations of PingTone are reflected in the Company’s consolidated Statement of Operations effective November 1, 2014.  The following table provides certain pro forma financial information for the Company for the year ended December 31, 2014 as if the acquisition of PingTone had been consummated effective as of January 1, 2014:

($000's)	2014
(unaudited)
Revenues	$98,988
Net loss	$(3,063)

(b)
On December 31, 2013, Fusion, through its wholly-owned subsidiary, Fusion BVX LLC (“FBVX”), completed the acquisition of substantially all of the cloud services assets used by BroadvoxGO!, LLC and its affiliate Cypress Communications, LLC (collectively, “Sellers”) in the operation of their cloud services business.  A definitive agreement to purchase these assets, including the assumption of substantially all of the related on-going liabilities incurred in the ordinary course of business (collectively, the “Broadvox Assets”) was entered into on August 30, 2013, and amended on November 15, 2013 and December 16, 2013 (the “BVX Purchase Agreement”).

The purchase price of the Broadvox Assets of $32.1 million was paid in cash, and a working capital adjustment of $0.2 million was paid to the Sellers in April of 2014 in accordance with the BVX Purchase Agreement.  In addition, the Company and the Sellers entered into a Transitional Services Agreement governing the provision and receipt of certain services between the Company and the Sellers covering a range of topics including the Company’s ongoing purchase of VoIP and wholesale services from the Sellers; the Company’s utilization of the Sellers’ network infrastructure; temporary use of financial and administrative systems owned by the Sellers; the marketing of services offered by the Company by sales representatives of the Sellers; and the Company’s use of certain of Sellers’ office facilities and employees.   The aggregate purchase price was allocated to the fair value of the net assets acquired as follows:

Accounts receivable	$1,486,552
Other current assets	26,656
Property and equipment	8,101,360
Intangible assets subject to amortization	21,866,000
Goodwill	2,618,563
Current liabilities	(1,817,186)
$32,281,945

The Company’s consolidated balance sheet as of December 31, 2013 includes the Broadvox Assets, and the results of operations generated by the Broadvox Assets are reflected in the Company’s consolidated statement of operations effective January 1, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

The following table provides certain pro forma financial information for the Company as if the acquisition of the Broadvox Assets had been consummated effective as of January 1, 2013:

($000’s)
Revenues	$94,148
Net loss	$(12,490)

4. INTANGIBLE ASSETS

All of the Company’s identifiable intangible assets are associated with its Business Services business segment and as of December 31, 2014 and 2013 are comprised of:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Trademarks and tradename	$1,093,400	$(161,319)	$932,081	$563,000	$(65,683)	$497,317
Proprietary technology	5,781,000	(1,600,233)	4,180,767	5,781,000	(444,033)	5,336,967
Non-compete agreements	9,852,100	(5,150,228)	4,701,872	8,728,000	(1,266,611)	7,461,389
Customer relationships	24,897,800	(2,403,637)	22,494,163	22,341,000	(754,988)	21,586,012
Favorable lease intangible	218,000	(94,467)	123,533	218,000	(50,867)	167,133
Total acquired intangibles	$41,842,300	$(9,409,884)	$32,432,416	$37,631,000	$(2,582,182)	$35,048,818

Aggregate amortization expense for each of the five years subsequent to December 31, 2014 is expected to be as follows:

For the year ended December 31,
2015	$7,227,469
2016	3,587,246
2017	3,454,097
2018	2,729,701
2019	1,895,455

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31, 2014 and 2013:

	2014	2013
Prepaid insurance	$52,498	$63,737
Other prepaid expenses	645,133	404,818
Escrowed funds – senior lenders	-	2,000,000
Other current assets	230,141	236,232
Total	$927,772	$2,704,787

The $2.0 million of escrowed funds pertain to a portion of the funds the Company deposited into an account controlled by the Company’s senior lenders, as more fully described in note 11, pending receipt of certain regulatory approvals for the pledging of assets related to the debt incurred to finance the acquisition of the Broadvox Assets (see note 3).  The necessary regulatory approvals were obtained in April of 2014, at which time the funds were returned to the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013
6. PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013, property and equipment is comprised of the following:

	2014	2013
Network equipment	$8,374,479	$7,675,786
Furniture and fixtures	299,571	299,571
Computer equipment and software	5,962,838	2,654,428
Customer premise equipment	7,191,008	5,169,629
Vehicles	55,884	55,884
Leasehold improvements	1,140,605	993,799
Assets in progress	118,831	-
Total	23,143,216	16,849,097
Less: accumulated depreciation	(9,664,304)	(5,655,742)
Total	$13,478,912	$11,193,355

Depreciation expense was approximately $4.2 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively.

7. RESTRICTED CASH

Restricted cash at December 31, 2014 and 2013 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement (see note 11).  Restricted cash also includes certificates of deposit collateralizing letters of credit of approximately $164,000 at December 31, 2014 and 2013.  These letters of credit are required as security for one of the Company’s non-cancelable operating leases for switching and transmission equipment.

8. FAIR VALUE DISCLOSURES

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Non-current liabilities:
As of December 31, 2014:
Derivative liability			$3,839,569	$3,839,569
As of December 31, 2013:
Derivative liabilities		$10,515,472		$10,515,472

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

The following table reconciles the changes in the derivative liability categorized within Level 3 of the fair value hierarchy.

Balance at December 31, 2013	$-
Transfer of Level 2 balance (a)	10,515,472
Issuance of additional warrants	1,301,607
Gains for the period:
Included in earnings	(5,161,901)
Modification of warrant contracts (see note 11)	(2,815,609)
Balance at December 31, 2014	$3,839,569

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Trade accounts payable	$3,028,902	$5,713,706
Other accrued expenses	3,268,886	3,321,133
Accrued payroll and vacation	250,574	102,898
Accrued state and local taxes	1,462,097	471,320
Accrued sales commissions	864,928	72,291
Interest payable	33,341	421,632
Deferred revenue	729,618	407,426
Other	833,168	651,144
Total accounts payable and accrued expenses	$10,471,514	$11,161,550

10. EQUIPMENT FINANCING OBLIGATIONS

From time to time during the years ended December 31, 2014 and 2013, the Company entered into several equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in the Company’s operations.  These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 4% and 11%.  The balance on the Company’s equipment financing obligations aggregated to $2.4 million and $0.4 million at December 31, 2014 and 2013, respectively.

Approximate principal payments under capital lease agreements for the years ending subsequent to December 31, 2014 are as follows:

Year Ending December 31:
2015	722,000
2016	603,000
2017	580,000
2018	460,000
$2,365,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

11. NOTES PAYABLE – NON-RELATED PARTIES

At December 31, 2014 and 2013, notes payable – non-related parties are comprised of the following:

	December 31, 2014	December 31, 2013
Senior Notes	$46,166,667	$41,791,667
Discount on Senior Notes	(3,677,733)	(4,377,680)
Total notes payable - non-related parties	42,488,934	37,413,987
Less:
Current portion of Senior Notes	(1,225,000)	(625,000)
Non-current portion notes payable - non-related parties	$41,263,934	$36,788,987

Senior Notes

On October 29, 2012, FNAC, entered into a Securities Purchase Agreement and Security Agreement (the “Purchase Agreement”) with Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP and Plexus Fund II, LP (the “Lenders”).  Under the Purchase Agreement, FNAC sold the Lenders (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”) in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually.  The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the acquisition of Network Billing Systems, LLC and the assets of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”).  During the year ended December 31, 2013, the Company made principal payments on the Series A Notes in the amount of $208,333.

In conjunction with the execution of the Series A Notes and Series B notes, the Company and the Lenders also entered into a series of ancillary agreements, amended from time to time, relating to, among other things, securing the Lenders’ right to repayment of the Series A Notes and Series B Notes and establishing priority as to payments and to security among the Lenders and other creditors of the Company (the “Ancillary Agreements”).  The Ancillary Agreements consist of:

●	An IP Security Agreement under which the Company has pledged intellectual property to the Lenders to secure payment of the Notes;

●
Intercreditor and Subordination Agreements under which creditors of the Company (including affiliates of the Company) and the Lenders have established priorities among them and reached certain agreements as to enforcing their respective rights against the Company (see note 12);

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

Contemporaneously with the completion of the acquisition of PingTone, Fusion, FNAC, FBVX, NBS and PTC executed a Second Amended and Restated Securities Purchase Agreement and Security Agreement (the “Restated Purchase Agreement”) with the Senior Lenders.  The Restated Purchase Agreement amends and restates the terms of the SPA, and reflects the sale by FNAC to the Senior Lenders of five-year Series E senior notes (the “Series E Notes” and together with the Senior Notes, the "Notes") in an aggregate principal amount of $5.0 million. The Series E Notes bear interest annually at 11.15%.  The Restated Purchase Agreement extended the maturity date of all of the Notes to October 31, 2019. Each of the Series E Notes provides for the payment of interest on a monthly basis commencing November 30, 2014. Principal on the Series E Notes is due and payable at maturity.  During the year ended December 31, 2014, the Company made principal payments on the Notes aggregating $625,000.

The obligations to the Senior Lenders under the Restated Purchase Agreement are secured by a first priority security interest on all of the assets of FNAC, FBVX, PingTone and NBS, as well as the capital stock of each of Fusion’s subsidiaries, and by a second lien on the accounts receivable and other assets of the Company’s Carrier Services business segment.  Further, subject to certain limitations, Fusion, FBVX, NBS and PingTone have guaranteed FNAC’s obligations under the Restated Purchase Agreement, including FNAC’s obligations to repay the Notes.

The Restated Purchase Agreement contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Notes, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.  In addition, at all times while the Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million in excess of (i) any amounts outstanding under a permitted working capital line of credit, and (ii) any and all cash balances held by the Company’s Business Services business segment.  The Restated Purchase Agreement also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.

At various times between May 15, 2013 and December 31, 2013, we failed to meet the $1.0 million minimum cash balance requirement under the SPA. On August 14, 2013 and November 12, 2013, we and the Lenders entered into Waiver and Amendment Agreements to the SPA whereby the Lenders agreed to waive compliance with the $1.0 million minimum cash balance requirement and reduced the minimum cash balance requirement from $1.0 million to $0.5 million for certain periods. Under the Waiver and Amendment Agreements and the Amended SPA, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million, in excess of any and all cash balances held by our Business Services segment, at all times subsequent to December 31, 2013. We have been in compliance with the minimum cash bank balance requirement since December 31, 2013.

For the year ended December 31, 2014, the Company exceeded the limit on capital expenditures set forth in the Amended SPA, which constitutes an event of default under terms of the Senior Notes and the Amended SPA. On March 27, 2015, the holders of the Senior Notes waived the event of default for 2014 and amended the terms of the agreement by adjusting the threshold for 2015. As a result of the amendment, the Company was in compliance with the capital expenditure limit for the year ended December 31, 2014. The Company anticipates that it will remain in full compliance with all covenant provisions.

In connection with the sale of the Notes to the Senior Lenders, Fusion issued nominal warrants to the Senior Lenders to purchase an aggregate of 728,333 shares of its common stock (the “Lenders’ Warrants”).  The Lenders’ Warrants are exercisable from the date of issuance at an exercise price of $0.50 per share, with 266,501 warrants expiring on October 29, 2022, and the remainder expiring on December 31, 2023.  Fusion is required to pay the exercise price on behalf of the Senior Lenders at the time of exercise.  The Company has recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrants as of the date of issuance.  The discount is being accreted over the life of the Senior Notes, and was $3.7 million and $4.4 million as of December 31, 2014 and 2013, respectively.

Commencing upon the earlier of a change in control, the repayment of the Senior Notes in full or the five year anniversary of the issuance of the Lenders’ Warrants, in the event that Fusion’s common stock does not meet certain liquidity thresholds with respect to trading volume and market price, then the Senior Lenders have the right to require Fusion to repurchase the shares issued or issuable upon exercise of the Lenders’ Warrants at a repurchase price based upon the formulas set forth therein.  As a result, the Lenders’ Warrants do not meet the criteria for equity classification under ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”), and are not considered to be indexed to Fusion’s own stock under the guidance provided in ASC 815, and, as a result, the Company recognized derivative liabilities aggregating $4.7 million upon the issuance of the Lenders' Warrants.  At December 31, 2014 and 2013, the fair value of these derivative liabilities was $2.3 million and $4.5 million, respectively.  The Company recognized a gain on the change in fair value of this derivative for the year ended December 31, 2014 in the amount of $2.2 million, and recognized a loss on the change in fair value of $0.6 million for the year ended December 31, 2013.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

Expenses incurred in connection with the Restated Purchase Agreement and its predecessor agreements and the sale of the Notes, which include Lenders’ fees of $0.1 million and 0.3 million for the years ended December 31, 2014 and 2013, respectively, are reflected in Other assets on the Company’s consolidated balance sheet in the amount of $1.1 million at December 31, 2014 and 2013, and are being amortized as interest expense over the life of the Notes.

Other notes payable
During the year ended December 31, 2013, the Company received advances from the purchaser of its accounts receivable (see note 1) totaling $212,500.  This amount is in addition to the proceeds received by the Company for the sale of accounts receivable.  The Company repaid the entire amount of this advance during the year, along with advance fees of approximately $9,000.  These fees are reflected in other expenses, net in the Company’s consolidated statement of operations for the year ended December 31, 2013.

12. NOTES PAYABLE-RELATED PARTIES

At December 31, 2014 and 2013, components of notes payable – related parties are comprised of the following:

	December 31, 2014	December 31, 2013
NBS Sellers Notes	$-	$85,714
Notes payable to Marvin Rosen	1,478,081	1,578,081
Discount on notes payable to Marvin Rosen	(185,203)	-
Other notes payable - related parties	-	125,000
Total notes payable - related parties	1,292,878	1,788,795
Less:
Current portion of NBS Sellers Notes	-	(85,714)
Current portion of notes payable to Marvin Rosen	-	(100,000)
Current portion of other notes payable	-	(125,000)
Non-current portion notes payable - related parties	$1,292,878	$1,478,081

Sellers Notes
As part of the purchase price of NBS, FNAC issued the Sellers Notes in the principal amount of $600,000.  The Sellers Notes paid interest at 3% per annum, and were payable in fourteen equal monthly installments commencing January 31, 2013.  During the year ended December 31, 2013, the Company made principal payments on the Sellers Notes aggregating to $514,286, and the remaining balance on these notes was paid in early 2014.

Notes Payable to Marvin Rosen
In conjunction with the sale of the Series A Notes and Series B Notes to the Lenders, Marvin Rosen, the Company’s Chairman of the Board of Directors, entered into an Intercreditor and Subordination Agreement with the Company and the Lenders, as amended, whereby Mr. Rosen agreed, among other things, that the amounts owed to him by the Company would be subordinate to the Senior Notes and the Company’s other obligations to the Senior Lenders.  In connection with this agreement, on October 25, 2012 Mr. Rosen agreed to consolidate the principal amount of all his then outstanding promissory notes aggregating $3.9 million (the “Old Rosen Notes”) into a new single note (the “New Rosen Note”).  The New Rosen Note is unsecured, pays interest monthly at a rate of 7% per annum, and matures 60 days after the Senior Notes are paid in full.  Accrued interest on the Old Rosen Notes as of October 24, 2012 amounted to approximately $0.5 million, and the Company also agreed to pay Mr. Rosen 7% annual interest on this amount (collectively, with the New Rosen Note, the “Subordinated Obligations”).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

During the year ended December 31, 2013, Mr. Rosen converted $0.9 million of the New Rosen Note into 208,876 shares of common stock and warrants to purchase 104,438 shares of the Company’s common stock.  The warrants are exercisable at 125% of the volume-weighted average price of the Company’s common stock for the 10 trading days prior to the date of conversion.  On December 31, 2013, Mr. Rosen converted $2.0 million of the New Rosen Note into 2,000 shares of the Company’s newly designated Series B-2 Cumulative Convertible Preferred Stock (see note 13) and warrants to purchase 128,000 shares of the Company’s common stock with an exercise price of $6.25 per share.

On March 1, 2013, the Company received a short-term unsecured advance from Mr. Rosen in the amount of $100,000.  The Lenders had approved the repayment of this advance from the proceeds from certain future sales of Fusion’s equity securities. The advance was repaid during the year ended December 31, 2014.

During the year ended December 31, 2014 and subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2013, the Company determined that the 7% interest rate on the Subordinated Obligations is less than market and requires the Company to impute additional interest expense.  As a result, effective January 1, 2014, the Company recognized a discount on the Subordinated Obligations in the approximate amount of $0.4 million as a capital contribution (net of exchanges). This adjustment reflects a 12% effective interest rate, and gives effect to the pro rata reductions to the discount resulting from Mr. Rosen’s partial exchanges of the New Rosen Note into shares of Fusion’s common and preferred stock during the year ended December 31, 2013.  During the year ended December 31, 2014, the Company recognized interest expense of approximately $0.2 million to amortize the discount on the Subordinated Obligations, and the net unamortized discount as of December 31, 2014 is $0.2 million.  The Company has determined that the amounts associated with the foregoing items, including amortization of discount not previously recognized, were not material to the Company’s consolidated financial statements as of and for the years ended December 31, 2013 and 2012.

Other Notes Payable – Related Parties
On May 21, 2009, the Company borrowed $125,000 from Marose, LLC, of which Mr. Rosen is a member.  This loan was evidenced by a promissory note, which initially matured on July 20, 2009, and bears an interest rate of 8% per annum.  On the July 20, 2009 initial maturity date of the note, the note became a demand note pursuant to its terms, and the entire amount of this note remained outstanding at December 31, 2013.  The note was repaid during the year ended December 31, 2014.

13. EQUITY TRANSACTIONS

Preferred Stock
The following table summarizes the activity in the Company’s various classes of preferred stock for the years ended December 31, 2014 and 2013:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series A-4 Preferred Stock		Series B-1 Preferred Stock		Series B-2 Preferred Stock		Total
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$
Balance at December 31, 2012	2,375	$24	2,625	$26	45	$-	6,862	$69	-	$-	11,907	$119
Conversion of notes payable									2,052	21	2,052	21
Conversion of preferred stock into common stock							(6,862)	(69)			(6,862)	(69)
Issuance of shares for cash									16,428	164	16,428	164
Balance at December 31, 2013	2,375	24	2,625	26	45	-	-	-	18,480	185	23,525	235
Issuance of shares for cash									4,358	44	4,358	44
Conversion of preferred stock into common stock									(1,090)	(11)	(1,090)	(11)
Balance at December 31, 2014	2,375	$24	2,625	$26	45	$-	-	$-	21,748	$217	26,793	$268

On December 31, 2013, the Company issued to a total of 82 accredited investors (the “Investors”), an aggregate of 18,480 shares of its newly designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”) and (b) warrants (the “Investor Warrants”) to purchase 1,182,720 shares of the Company’s common stock (the “Warrant Shares” and together with the Series B-2 Preferred Stock, the “Series B-2 Offering”).  The Series B-2 Offering included the issuance of 2,052 shares of Series B-2 Preferred Stock and Investor Warrants to purchase 131,328 Warrant Shares, upon the conversion of $2,052,000 in indebtedness of the Company, including the conversion of $2,000,000 evidenced by the New Rosen Note, $50,000 of other Company indebtedness payable to Matthew Rosen, Fusion’s Chief Executive Officer, and $2,000 payable to another director of the Company.  Gross cash proceeds received from the Series B-2 Offering in 2013 were $16,428,000, and were used to partially finance the acquisition of the Broadvox Assets and for general corporate purposes.

On January 24, 2014, Fusion held a second and final closing of the Series B-2 Offering and issued to a total of 40 accredited Investors an aggregate of 4,358 shares of Series B-2 Preferred Stock and Investor Warrants to purchase 278,912 Warrant Shares and received gross cash proceeds of $4,358,000.  The proceeds, net of transaction expenses of $374,000, were used for general corporate purposes.

Each share of Series B-2 Preferred Stock has a Stated Value of $1,000, and is convertible into shares of Fusion’s common stock at the option of the holder at a conversion price of $5.00 per share (the “Preferred Conversion Price”), subject to adjustment. During the year ended December 31, 2014, a total of 1,090 shares of Series B-2 Preferred Stock were converted into 218,000 shares of Fusion’s common stock.  Subject to the other terms of the Series B-2 Preferred Stock, the Series B-2 Preferred Stock outstanding at December 31, 2014, including the Series B-2 Preferred Stock issued on December 31, 2013, is convertible into an aggregate of 4,349,600 shares of Fusion’s common stock (the “Conversion Shares”).

The Investor Warrants became exercisable on March 28, 2014 for a number of Warrant Shares that is equal to 40% of the Stated Value divided by one hundred and twenty 125% of the Preferred Conversion Price, as adjusted for stock splits, combinations and reclassifications (the “Investor Warrant Exercise Price”).  Each Investor Warrant will be exercisable at the Investor Warrant Exercise Price, currently $6.25 per share, for a five-year term commencing on the date of issuance.

The Series B-2 Preferred Stock could not be converted, and the Investor Warrants could not be exercised, until the effective date of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock sufficient to permit all of the outstanding Series B-2 Preferred Stock and Investor Warrants to be converted or exercised, as the case may be, into the Company’s common stock.  On March 28, 2014, the Company filed the necessary amendment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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

The Investor Warrants provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the Investor Warrant Exercise Price.  As a result, the Investor Warrants are deemed not indexed to the Company’s common stock under the guidance provided by ASC Topic 815.  Accordingly, the Company recognized a derivative liability related to the Investor Warrants of approximately $6.0 million at December 31, 2013 based on their fair value.  The Company recognized an additional derivative liability in the amount of $1.3 million related to the Investor Warrants issued in January of 2014.  During the year ended December 31, 2014, a portion of the holders of the Investor Warrants executed agreements to modify the terms of their Investor Warrants to remove the provisions related to the downward adjustment of the exercise price.  The Company concluded that the amended terms for these Investor Warrants were such that they qualified for equity treatment under ASC Topic 815.  As a result, the Company reclassified $2.8 million (the fair value of the derivative liability relative to the modified warrant at the date of the amendment) from the derivative liability related to the Investor Warrants into equity.  The Company recognized a gain on the change in fair value related to the remaining Investor Warrants in the amount of $3.0 million during the year ended December 31, 2014, and the fair value of this derivative liability was $1.5 million at December 31, 2014.

Holders of Series B-2 Preferred Stock have liquidation rights that are senior to those afforded to holders of the Company’s other equity securities, and holders of Series B-2 Preferred Stock are entitled to vote as one group with holders of common stock on all matters brought to a vote of holders of common stock (with each share of Series B-2 Preferred Stock being entitled to that number of votes into which the registered holder could have converted the Series B-2 Preferred Stock on the record date for the meeting at which the vote will be cast).  Holders of common stock are also entitled to vote as a separate class on all matters adversely affecting (within the meaning of Delaware law) such class.

The Company sold the Series B-2 Preferred Stock and Investor Warrants through its officers and directors, in conjunction with the assistance of certain select broker-dealers.  The Company paid aggregate cash compensation to the broker-dealers of approximately $1.0 million, and issued or is obligated to issue warrants to the broker-dealers or their respective designees to purchase 182,722 shares of the Company’s common stock.  Such warrants are exercisable for a period of 5 years at an exercise price of $6.25 per share and the shares of common stock issuable upon exercise of such warrants are afforded the same registration rights as are provided to purchasers of Series B-2 Preferred Stock

On September 30, 2013, the Company caused all of the then outstanding shares of its previously issued Series B-1 Convertible Preferred Stock to be converted into 1,253,441 shares of common stock, in accordance with the terms of the Series B-1 Preferred Stock.

As of December 31, 2014 and 2013, Fusion had an aggregate of 5,045 shares of Series A-1, A-2 and A-4 Cumulative Convertible Preferred Stock outstanding.  Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum payable in arrears, when, as and if declared by the Company’s Board of Directors, on January 1 of each year.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

Common Stock
During the year ended December 31, 2014, the Company issued an aggregate of 38,491 shares of common stock to third parties for services valued at $163,842.

During the year ended December 31, 2013, the Company entered into subscription agreements with 60 accredited investors, under which the Company issued an aggregate of 1,005,144 shares of common stock and five-year warrants to purchase 502,572 shares of the Company’s common stock for aggregate consideration of $4.1 million.   The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the 10 trading days prior to the date of closing.

Also during the year ended December 31, 2013, an executive officer of the Company converted $102,500 due to him into 23,559 shares of common stock and warrants to purchase 11,780 shares of the Company’s common stock, and another director of the Company converted $5,733 due to him into 1,525 shares of common stock and warrants to purchase 762 shares of common stock.  The warrants are exercisable at 125% of the volume weighted-average price of the Company’s common stock for the 10 trading days prior to the date of conversion.

During the year ended December 31, 2013, the Company issued an aggregate of 19,112 shares of common stock to third parties for services valued at $98,251.

As of December 31, 2014 and 2013, the number of shares of common stock that the Company is authorized to issue was 50,000,000 and 11,000,000, respectively, and the number of shares of common stock issued and outstanding was 7,345,028 and 6,077,071, respectively.

Stock Options and Warrants
In accordance with the Company's 2009 Stock Option Plan, the Company reserved 140,000 shares of common stock for issuance to employees at exercise prices determined by the Board of Directors.  On February 15, 2013, the Company’s stockholders ratified an increase in the number of shares available for issuance under the 2009 Stock Option Plan to 330,000.  On March 28, 2014, the Company’s ratified another increase in the number of shares available under the 2009 Stock Option Plan to 1,260,000.  Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant. The Company has also reserved 42,620 shares for issuance in the event of exercise of outstanding options granted under the now expired 1998 Stock Option Plan

The following summary presents information regarding outstanding options as of December 31, 2014 and 2013 and changes during the years then ended with regard to all options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2012	177,309	$29.00	6.93 years
Granted in 2013	180,873	4.00
Forfeitures in 2013	(3,053)	5.50
Expirations in 2013	(3,690)	55.00
Outstanding at December 31, 2013	351,439	16.29	7.81 years
Granted in 2014	283,440	3.92
Forfeitures in 2014	(14,439)	4.40
Expirations in 2014	(12,563)	150.73
Outstanding at December 31, 2014	607,877	$8.02	8.08 years

Exercisable at December 31, 2014	203,714	$15.87	5.66 years

The following table summarizes information about stock options outstanding as of December 31, 2014:

Range of Exercise Prices	Options Outstanding	Weighted Average Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Price
$3.00 - $4.60	442,469	9.01	$3.85	88,661	$4.31
$4.70 - $7.50	122,698	6.80	5.98	72,343	5.71
$9.00 - $15.50	17,540	2.91	15.44	17,540	15.44
$19.50 - $34.50	12,730	2.25	34.38	12,730	34.38
$37.50 - $114.00	3,500	1.46	113.78	3,500	113.78
$122.97 - $235.00	8,239	1.15	134.27	8,239	134.27
$316.55 - $322.50	701	0.11	322.04	701	322.04
	607,877	8.08	$8.02	203,714	$15.87

The weighted-average estimated fair value of stock options granted was $3.37 and $3.50 during the years ended December 31, 2014 and 2013, respectively.  No stock options were exercised during the years ended December 31, 2014 and 2013.  As of December 31, 2014, there was approximately $1.0 million of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plan which is expected to be recognized over a weighted-average period of 2.3 years.

The Company, as part of various debt and equity financing transactions and other agreements, has issued warrants to purchase shares of Fusion’s common stock.  The following summarizes the information relating to warrants issued and the activity during the years ended December 31, 2014 and 2013:

	Number of Warrants	Per Share Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,799,741	4.00-83.50	$9.00
Granted in 2013	2,353,840	0.50-8.50	5.00
Expired in 2013	(137,506)	7.00-23.00	14.00
Exercised in 2013	-	-	-
Outstanding at December 31, 2013	4,016,075	0.50-83.50	6.25
Granted in 2014	402,997	6.25	6.25
Expired in 2014	(253,964)	5.50-83.50	21.18
Exercised in 2014	-	-	-
Outstanding at December 31, 2014	4,165,108	0.50-10.50	5.48

All warrants are fully exercisable as of December 31, 2014.  As a result of the warrants issued in connection with conversions of indebtedness and satisfaction of other liabilities of the Company, the Company recognized a loss on the extinguishment of debt in the amount of $1,105,283 in the years ended December 31, 2013.

14. INCOME TAXES

The provision for income taxes for the years ending December 31, 2014 and 2013 consists of the following:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Deferred
Federal	$(1,459,000)	$(1,843,000)
State	-	-
	(1,459,000)	(1,843,000)

Current
Federal	-	-
State	26,051	51,887
	26,051	51,887

Change in valuation allowance	1,459,000	1,843,000

Tax provision	$26,051	$51,887

The following reconciles the Federal statutory tax rate to the effective income tax rate for the years ended December 31, 2014 and 2013:

	2014	2013
	%	%
Federal statutory rate	(34.0)	(34.0)
State net of federal tax	(2.5)	(2.9)
Permanent and other items	4.5	1.6
Change in valuation allowance	33.0	36.3
	1.0	1.0

The components of the Company's deferred tax assets and liabilities consist of the following at December 31, 2014 and 2013:

	2014	2013
Deferred income tax assets:
Net operating losses	$45,250,000	$44,365,000
Allowance for doubtful accounts	67,000	52,000
Derivative liability	1,460,000	1,728,000
Accrued liabilities and other	693,000	999,000
Intangible assets	1,997,000	504,000
Property and equipment	-	337,000
	49,467,000	47,985,000

Deferred income tax liabilities:
Debt discount	759,000	1,664,000
Property and equipment	933,000	-
	1,692,000	1,664,000
Deferred tax assets, net	47,775,000	46,321,000

Less: valuation allowance	(47,775,000)	(46,321,000)

Net deferred tax assets	$-	$-

At December 31, 2014 and 2013, the Company has net operating loss carry forwards of approximately $132.0 million and $129.8 million, respectively, that may be applied against future taxable income, and which expire in various years through 2034.  Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards and credits may be impaired or limited in certain circumstances.  Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.  The amount of such limitation, if any has not been determined.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

The Company maintains a full valuation allowance for its net deferred tax assets, as the Company’s management has determined that it is more likely than not that the Company will not generate sufficient future taxable income to be able to utilize these deferred tax assets.

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,312,356	$1,912,283
Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable - related parties and accrued expenses
to common stock	$-	$1,003,233
Property and equipment acquired through financing obligations	$2,187,754	$359,675
Conversion of notes payable - related parties and accrued expenses
to preferred stock	$-	$2,052,000

The following table represents cash paid, common stock issued and liabilities assumed for the acquisitions of PingTone in 2014 and the Broadvox Assets in 2013 (see note 3):

	2014	2013
Fair value of assets acquired	$11,169,963	$34,099,131
Cash paid	(3,144,825)	(32,281,945)
Debt issued	(5,000,000)	-
Common stock issued	(2,499,997)	-
Liabilities assumed	$525,141	$1,817,186

16. COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has various non-cancelable operating lease agreements for office facilities. A summary of the approximate lease commitments under non-cancelable leases for years ending subsequent to December 31, 2014 are as follows:

Year Ending December 31:
2015	$2,289,000
2016	1,887,000
2017	1,669,000
2018	772,000
2019 and thereafter	1,479,000
$8,096,000

Rent expense for all operating leases was $1.7 million and $1.0 million for each of the years ended December 31, 2014 and 2013, respectively.  Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage.  The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.
The Company is from time to time involved in claims and legal actions arising in the ordinary course of business.  Management foes not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.  In addition, due to the regulatory nature of the telecommunications industry, the Company periodically receives and responds to various inquiries from state and federal regulatory agencies.  Management does not expect the outcome of any such claims, legal actions or regulatory inquiries to have a material impact on the Company’s liquidity, financial condition or results of operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

17. PROFIT SHARING PLAN

On June 1, 1997, the Company adopted a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements.  Contributions to the plan are made at the discretion of the Board of Directors.  No contributions to the profit sharing plan were made for the years ended December 31, 2014 and 2013.

18. CONCENTRATIONS

Major Customers
For the year ended December 31, 2014, no single customer accounted for more than 10% of the Company’s consolidated revenues, however one customer accounted for approximately 16% of the Company’s consolidated accounts receivable at December 31, 2014.  For the year ended December 31, 2013, one customer accounted for more than 10% of the Company’s consolidated revenues.  The amount owed to the Company by this customer was approximately $543,000, or 9% of the Company’s consolidated accounts receivable, at December 31, 2013.

Geographic Concentrations
The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

For the years ended December 31, 2014 and 2013, the Company generated approximate revenues from customers in the following countries:

	2014	2013
United States	$81,326,000	$53,912,000
Other	10,727,000	7,585,000
	$92,053,000	$61,497,000

Revenues by geographic area are based upon the location of the customers.

Credit Risk
The Company maintains its cash balances in high credit quality financial institutions.  The Company’s cash balances may, at times, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corp.

19. GAIN ON EXTINUGUISHMENT OF ACCOUNTS PAYABLE

In June 2013, based on applicable laws and the advice of counsel, the Company determined that it no longer had any liability pertaining to a trade payable associated with the Carrier Services business segment in the amount $2,908,882.  As a result, the Company derecognized the payable from its consolidated balance sheet and recorded a corresponding gain on the extinguishment of debt, net of legal fees in the amount of $25,222.

20. SEGMENT INFORMATION

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
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013
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

Business Services
The Company provides a full portfolio of cloud communications, cloud connectivity, storage and security solutions to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services.  The Business Services segment includes the results of operations of the Broadvox Assets effective as of January 1, 2014 and of PingTone effective as of November 1, 2014.

Operating segment information for the years ended December 31, 2014 and 2013 is summarized as follows:

2014
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$29,156,799	$62,895,801	$-	$92,052,600
Cost of revenues (exclusive of
depreciation and amortization)	25,970,357	23,628,016	-	49,598,373
Gross profit	3,186,442	39,267,785	-	42,454,227
Depreciation and amortization	445,273	10,467,018	92,593	11,004,884
Selling, general and administrative expenses	2,922,989	25,153,607	5,147,778	33,224,374
Interest expense	-	(5,659,702)	(328,709)	(5,988,411)
Gain on change in fair value of derivative liability			5,161,901	5,161,901
Other income (expenses)	(97,560)	23,719	134,291	60,450
Gain on extinguishment of accounts payable		-	-	-
Benefit (provision) for income taxes	-	24,741	(50,792)	(26,051)
Net loss	$(279,380)	$(1,964,082)	$(323,680)	$(2,567,142)

Total assets	$4,553,339	$66,394,132	$2,800,023	$73,747,494

Capital expenditures	$101,872	$3,717,541	$-	$3,819,413

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

2013
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$31,122,771	$30,373,849	$-	$61,496,620
Cost of revenues (exclusive of
depreciation and amortization)	27,842,245	14,874,931	-	42,717,176
Gross profit	3,280,526	15,498,918	-	18,779,444
Depreciation and amortization	222,943	3,261,932	87,099	3,571,974
Selling, general and administrative expenses	3,070,678	10,298,063	5,387,584	18,756,325
Interest expense	-	(2,300,237)	(338,012)	(2,638,249)
Loss on extinguishment of debt			(1,105,283)	(1,105,283)
Loss on change in fair value of derivative liability			(598,292)	(598,292)
Other income (expenses)	(180,948)	104,548	53,403	(22,997)
Gain on extinguishment of accounts payable	2,883,660	-	-	2,883,660
Provision for income taxes	-	(26,887)	(25,000)	(51,887)
Net income (loss)	$2,689,617	$(283,653)	$(7,487,867)	$(5,081,903)

Total assets	$3,021,463	$58,487,324	$7,441,874	$68,950,661

Capital expenditures	$180,415	$1,111,386	$15,548	$1,307,349

The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services business segments.  The amounts reflected as Corporate & Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

21. RELATED PARTY TRANSACTIONS

Upon the closing of the acquisition of NBS on October 29, 2012, the purchase price was adjusted for an additional amount payable to the Sellers of NBS, including certain affiliates of an executive officer of the Company, of approximately $1.1 million following the application of certain working capital adjustments as set forth in the purchase agreements.  Approximately $226,000 remained outstanding to the Sellers of NBS as of December 31, 2013 and is reflected in Related party payable in the accompanying consolidated balance sheets.  This amount was repaid during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company paid approximately $45,000 to an accounting firm to prepare the Company’s 2013 tax returns and perform other tax-related services for the Company.  One of the Company’s directors is a senior advisor and former partner of this accounting firm.

See notes 11, 12 and 13 for additional information regarding related party transactions.

22. SUBSEQUENT EVENTS

In February of 2015, 450 shares of the Company’s Series B-2 Preferred Stock were converted into 90,000 shares of the Company’s common stock in accordance with the terms of the Series B-2 Preferred Stock.

On March 27, 2015, the holders of the Senior Notes waived the event of default for 2014 and amended the terms of the agreement by adjusting the threshold for 2015. (see note 11).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

Valuation and Qualifying Accounts and Reserves
(In thousands)

Schedule II
Allowance for doubtful accounts:	Balance at Beginning of Period	Additions - charged to expense	Deductions - Write-offs, Payments and Other Adjustments	Balance at End of Period
2014	$381	$560	$696	$245

2013	$514	$85	$218	$381