Form 10-K/A
period 2014-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2015-04-30
CIK 1071411

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

DOCUMENTS INCORPORATED BY REFERENCE

 None

EXPLANATORY NOTE

Fusion Telecommunications International Inc. (“we”, “Fusion” or the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015 (the “Original Report”), to include the information required by Part III (Items 10, 11, 12, 13 and 14).  Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is changed by this Amendment.

As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Company’s Board of Directors (the “Board”) and the Company’s Executive Officers, together with their respective ages and certain biographical information are set forth below, along with, in the case of Directors, a description of the qualifications that led the Board to conclude that the individual should serve as a Director:

Name	Age	Position
Marvin S. Rosen	74	Chairman of the Board
Philip D. Turits	81	Secretary, Treasurer and Director
Matthew D. Rosen	42	Chief Executive Officer and Director
E. Alan Brumberger	74	Director
Jack Rosen	67	Director
William Rubin	60	Director
Paul C. O'Brien	74	Director
Michael J. Del Giudice	71	Director
Larry Blum	71	Director
Gordon Hutchins, Jr.	66	President, Chief Operating Officer and Acting Chief Financial Officer
Jonathan Kaufman	55	Chief Strategy Officer
Jan Sarro	60	Executive Vice President – Marketing and Business Development
Russell P. Markman	64	President, Business Services
Thomas Durkin	60	Chief Technology Officer

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Marvin Rosen co-founded the Company in 1997. He has served as the Chairman of the Board since November 2004, Vice Chairman of the Board from December 1998 to November 2004 and has been a member of the Board since March 1998. He served as our Chief Executive Officer from April 2000 to March 2006. In January 2014, he rejoined the international law firm of Greenberg Traurig as a shareholder specializing in corporate securities matters. He previously was a shareholder of that firm and also acted as Of Counsel for a number of years.  Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 to January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Center for Justice and Human Rights and the Howard Gilman Foundation.   Mr. Rosen served on the Board of Directors of Terremark Worldwide, Inc. from 2000 until its sale to Verizon in 2011. Mr. Rosen is also a Principal with Emerald Point Capital Partners, L.L.C., a firm that raises capital primarily for hedge funds and private equity funds. The Board believes that Mr. Rosen’s background as the co-founder and former CEO of the Company, a Principal with a financial services firm, a securities attorney and a director of a public company provides him with the industry, financial, legal, and leadership experience to advise the Board on valuable strategic and tactical matters.  Mr. Rosen’s son, Matthew, is our Chief Executive Officer, and serves on our Board of Directors.

Philip D. Turits, Secretary, Treasurer, and Director

Mr. Turits co-founded the Company in 1997 and has served as a Director since September 1997, Secretary since October 1997, our Treasurer since March 1998 and as Vice Chairman of the Board from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company and prior to 1991 he served as President and Chief Executive Officer of Continental Chemical Company. The Board believes that Mr. Turits’ background as the co-founder and Secretary/Treasurer of the Company and an experienced corporate executive provides him with the operational, financial, and leadership experience necessary to provide valuable guidance to management and the other Directors, particularly in the financial aspects of our business.

Matthew D. Rosen, Chief Executive Officer and Director

Mr. Rosen has served as a Director since May 2005 and has been our Chief Executive Officer since March 2006. He served as our President from March 2006 until March 2008, as our Chief Operating Officer from August 2003 to March 2006, as our Executive Vice President and Chief Operating Officer from February 2002 to August 2003, as our Executive Vice President and President of Global Operations from November 2000 to January 2002 and as our President of US Operations from March 2000 to November 2000. The Board believes that Mr. Rosen’s background as our current Chief Executive Officer and as our former Chief Operating Officer, a senior executive in the telecommunications industry, an experienced operations executive and a former investment banker provides him with the industry, operational, financial and leadership experience to advise the Board on all aspects of the Company’s business.  Mr. Rosen is the son of our Chairman of the Board, Marvin Rosen.

E. Alan Brumberger, Director

Mr. Brumberger has served as a Director since March 1998. Currently, Mr. Brumberger is the Chief Executive Officer of Emerald Point Capital Partners, L.L.C.  From 1997 to 2004, he was a partner in Andersen & Co. and its predecessor firms. From 1995 to1997, he was a Managing Director of the Taylor Companies and from 1994 to 1995 was a Managing Director of Brenner Securities, Inc. From 1983 to 1990, Mr. Brumberger was a Managing Director of Drexel Burnham Lambert and a member of the Underwriting and Commitment Committees of that firm. Prior to that, he was a Managing Director of Shearson American Express and a partner at Loeb, Rhoades & Co., a predecessor of Shearson American Express. Mr. Brumberger served for three years as President and Chief Executive Officer of Shearson American Express International Limited, the firm’s international investment banking business in London.  The Board believes that Mr. Brumberger’s background as the current Chief Executive Officer of a financial services firm, an experienced leader in the finance and securities industry and an investment banker provides him with the financial and leadership experience to provide input to the Board, particularly on financial matters.

Jack Rosen, Director

Mr. Rosen has served as a Director since July 2012. Mr. Rosen is the founder and Chief Executive of Rosen Partners LLC, a residential and commercial real estate development firm, which he founded more than thirty years ago. He is also the current Chairman of the American Council for World Jewry, Inc. and the current President of the American Jewish Congress. In addition, Mr. Rosen oversees a wide array of healthcare, cosmetic and telecommunications business ventures throughout the U.S., Europe and Asia. Mr. Rosen currently serves on the Advisory Board of Altimo, an investment company in Russia, the CIS and Turkey operating in the field of mobile and fixed-line communications, and on the Board of Directors of NextWave Wireless Inc. Mr. Rosen is currently a member of the Council on Foreign Relations, an independent, nonpartisan membership organization, think tank, and publisher.  The Board believes that Mr. Rosen’s background as a leader in many international organizations and as a corporate director in the telecommunications industry provides him with the leadership experience necessary to provide valuable direction and guidance to executive management and the Board.

William Rubin, Director

Mr. Rubin has served as a Director since February 2012. Since 1992 he has been President of the Rubin Group, a consulting firm representing clients before governmental entities. Previously, he was Assistant Insurance Commissioner and Treasurer of the State of Florida, where he was directly responsible for all activities related to the Florida State Board of Administration, the agency that manages the investments for Florida’s pension funds. Mr. Rubin also serves as an advisor to many large companies, primarily health care companies doing business in Florida.  The Board believes that Mr. Rubin’s background as a senior governmental official and a lobbyist provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Paul C. O’Brien, Director

Mr. O’Brien has served as a Director since August 1998. Since January 1995, he served as the President of the O’Brien Group, Inc., a consulting and investment firm. From February 1988 to December 1994, he was the President and Chairman of New England Telephone (a subsidiary of NYNEX), a telecommunications company. Mr. O'Brien also serves on the Board of Directors of Sonexis, Safecore, Inc., Merlot Communications Inc., and Extream TV.  The Board believes that Mr. O’Brien’s background as President of a consulting and investment firm, Chairman of a major telecommunications company and a corporate director provides Mr. O’Brien with the industry, operational, financial, and leadership experience to effectively guide the Board on all aspects of the Company’s business.

Michael J. Del Giudice, Director

Mr. Del Giudice has served as a Director since November 2004. He is a Senior Managing Director of Millennium Credit Markets LLC and Senior Managing Director of MCM Securities LLC, both of which he co-founded in 1996. Mr. Del Giudice also serves as Chairman of Rockland Capital Energy Investments LLC, founded in April 2003. Mr. Del Giudice has been a Member of the Board of Directors of Consolidated Edison Company of New York, Inc. since 1999, and is currently a member of its Audit Committee and Chairman of its Corporate Governance and Nominating Committee. Mr. Del Giudice has served as a director of Reis, Inc. since 2007 and was a director of Barnes and Noble, Inc. from 1999 to September 2010. He is also Vice Chairman of the New York Racing Association and serves as Chairman of the Governor’s Committee on Scholastic Achievement. Mr. Del Giudice was a General Partner and Managing Director at Lazard Freres & Co. LLC from 1985 to 1995. From 1983 to 1985, Mr. Del Giudice was Chief of Staff to New York Governor Mario M. Cuomo. He served from 1979 to 1981 as Deputy Chief of Staff to Governor Hugh L. Carey and from 1975 to 1979 as Chief of Staff to the then Speaker of the New York Assembly.  The Board believes that Mr. Del Giudice’s background as a Senior Managing Director of securities and investment firms, an investment banker, Chief of Staff to a Governor and an active corporate director provides Mr. Del Giudice with the financial and leadership experience to be a valuable advisor to executive management and the Board.

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

Gordon Hutchins, Jr., President, Chief Operating Officer, and Acting Chief Financial Officer

Mr. Hutchins has served as our President and Chief Operating Officer since March 2008 and as Acting Chief Financial Officer since January 15, 2010. Mr. Hutchins served as our Executive Vice President from December 2005 to March 2008. Prior to joining us, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a telecommunications carrier.  Prior to joining SwissFone, Mr. Hutchins served as President and Chief Executive Officer of STAR Telecommunications, Inc., an international telecommunications carrier.   Mr. Hutchins has also served as President and CEO of GH Associates, Inc., a management-consulting firm that he founded.    During his early career, Mr. Hutchins served as President and CEO of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation, and AT&T.

Jonathan Kaufman, Chief Strategy Officer

Mr. Kaufman has served as our Chief Strategy Officer since January 2015.   Prior to assuming that position, Mr. Kaufman served as President, Business Services, from October 2012 (the date we acquired his company, Network Billing Systems, LLC, a company he founded in 1998) until January 2015.  From its founding until its sale in 2012, Mr. Kaufman served as Chief Executive Officer of Network Billing Systems.  Prior to founding Network Billing Systems, Mr. Kaufman served as chief executive officer of Target Telecom Inc., a telecommunications service company that he founded in 1984 and sold to WorldCom in 1996.

Jan Sarro, Executive Vice President – Marketing and Business Development

Ms. Sarro has served as our Executive Vice President of Marketing and Business Development since November 2012.  Prior to assuming that role, Ms. Sarro served as our Executive Vice President – Corporate Services from March 2008 to October 2012, as our Executive Vice President, Carrier Services from April 2005 to March 2008, and as our Vice President of Sales and Marketing from March 2002 to April 2005. Prior to joining the Company, Ms. Sarro served as President of the Americas for Viatel, Inc., a global, facilities-based communications carrier. Ms. Sarro has over 20 years of experience in the telecommunications business.  Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, FTC Communications, TRT Communications and WorldCom.

Russell P. Markman, President Business Services

Mr. Markman has served as our President Business Services since January 2015. Prior to assuming that role, Mr. Markman served as Executive Vice President, Business Services from October 2012 to January 2015.   Prior to our acquisition of Network Billing Systems, LLC in October 2012, Mr. Markman served as President of that company from January 2009 to October 2012.    Prior to becoming President of Network Billing Systems, Mr. Markman served as Vice President, Operations from October 2003 to October 2012.  Prior to joining Network Billing Systems, Mr. Markman established the alternate channel distribution program for commercial sales at RCN Corporation, where he served as Director of Commercial Sales.

Thomas Durkin, Chief Technology Officer

Mr. Durkin has served as our Chief Technology Officer since February, 2015.  Prior to joining us in February, 2015, Mr. Durkin was with MHC Services, his consultancy company through which he provided consulting services to us and other companies from February 2012 to February 2015.  From February 2007 to 2011, Mr. Durkin was VP of Technology and Global Business Development for Reliance Globalcom, where he was responsible for expanding the company’s multinational communications and data center infrastructure in India and other countries around the globe.   From 1996 to 2001, Mr. Durkin served as Senior Vice President of Engineering and Operations for Pacific Gateway.

Board of Directors

The Board oversees our business affairs and monitors the performance of management.  In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations.  The Directors keep themselves informed through discussions with the Chief Executive Officer and our other Executive Officers and by reading the reports and other materials that we send them and by participating in Board and committee meetings.  If any Director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of Directors, the Board may fill any vacancy by a vote of a majority of the Directors then in office.  A Director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor.  Vacancies occurring by reason of the removal of Directors without cause may only be filled by vote of the stockholders.

Our By-laws provide that the Board shall consist of not less than one Director.  A Director’s term extends from the date of his or her election until our next Annual Meeting of Stockholders.  There are currently nine Directors on the Board.

The Board held 11 meetings in 2014.  All incumbent Directors attended at least 75% of the meetings that were held.

Committees of the Board

The Board has established a Compensation and Nominating Committee (the “Compensation Committee”), a Strategic and Investment Banking Committee (the “Strategic Committee”) and an Audit Committee (the “Audit Committee” and together with the Compensation Committee and the Strategic Committee, hereinafter referred to as the “Committees”) to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of the Committees and their current members are set forth below:

Compensation and Nominating Committee

The primary functions of our Compensation Committee are:

●	evaluate and assess the performance of the CEO on an annual basis;
●
make recommendations to the  Board regarding  base salaries, annual incentive awards (equity and/or cash) and long-term incentive awards for the CEO and, in consultation with the CEO, for other executive officers;

●	establish performance objectives for executive officers under our incentive compensation plans with particular consideration to appropriate levels of risk-taking incentives;
●	make recommendations to the Board regarding employment agreements, severance agreements, change in control agreements and similar arrangements;
●
retain compensation consultants to be used to assist in the evaluation of the compensation of the CEO and other executive officers and obtain advice and assistance from internal and outside legal, accounting or other advisors;

●	review and recommend to the Board the nominees for election as Directors and assist the Board in identifying and attracting qualified candidates;
●	periodically review and assess the adequacy and levels of Director compensation; and
●	periodically review succession plans for key executive officer positions.

During 2014, the members of our Compensation Committee were Michael J. Del Giudice – Chairman, Paul C. O'Brien and Larry Blum, each of whom was a non-employee member of our Board.  The Board has determined that each of these Directors is independent within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market. The charter of our Compensation Committee is posted on our website (www.fusionconnect.com), and a copy of that charter can be obtained by contacting our Corporate Secretary at:

 Fusion Telecommunications International, Inc.
Attention: Corporate Secretary
420 Lexington Avenue, Suite 1718
New York, New York 10170

The information on our website is neither incorporated by reference herein nor a part of this report.  The Compensation Committee held 4 meetings during 2014.

Strategic and Investment Banking Committee

The members of our Strategic Committee are Marvin S. Rosen – Chairman, E. Alan Brumberger, Michael Del Giudice and Philip D. Turits.  Our Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of potential mergers and acquisitions. There is no written charter for the Strategic Committee. The Strategic Committee acts at the direction of the Board of Directors. The Strategic Committee did not meet in 2014.

Audit Committee

Our Audit Committee’s primary function is to assist the Board in fulfilling it’s over sight responsibilities by reviewing the integrity of our financial statements, our internal control systems and our auditing, accounting and financial reporting processes (including those associated with the Sarbanes-Oxley Act of 2002 and the qualification and independence of our independent accountants).  The Audit Committee’s primary duties are to:

●	serve as an independent and objective party to monitor our quarterly and annual financial reporting process and the adequacy of our internal control systems;
●	review and appraise the audit efforts of our independent accountants; and
●	provide an open avenue of communication among the independent accountants, financial and senior management and the Board.

To fulfill its responsibilities and duties, the Audit Committee:

●
reviews and discusses with management and the independent accountants our annual audited financial statements and any reports or other financial information submitted to any governmental body or to the public;

●
reviews with management and the independent accountants the Company’s quarterly financial statements prior to the filing of the Company’s Quarterly Reports on Form 10-Q or prior to release of earnings for the quarter;

●	reviews and approves any related-party transactions;
●	appoints and replaces the independent accountants and approves the professional fees to be paid to the independent accountants, including the range of audit and non-audit fees;
●	reviews with the independent accountants all critical accounting policies and practices being used by the Company;
●
ensures the independence of the independent accountants by preapproving all auditing and non-audit services to be performed for the Company, ensures the rotation of audit partners as required by law, and discusses with the independent accountants the matters required to be discussed by applicable auditing standards;

●	reviews any significant disagreements among management and the independent accountants in connection with the preparation of the Company’s financial statements;
●
establishes procedures relating to the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting and auditing matters; and

●	establishes, reviews and updates periodically our Code of Ethics to ensure that management has established a system to monitor and enforce our Code of Ethics.

The members of our Audit Committee in 2014 were Paul C. O'Brien – Chairman, Michael Del Giudice and Larry Blum, each of whom was a non-employee member of our Board.  Our Board has determined that Michael Del Giudice is our Audit Committee Financial Expert within the meaning of SEC Rules.  Our Board has also determined that each of the Directors serving on our Audit Committee, including our Audit Committee Financial Expert, is independent within the meaning of the Rule 5605(a)(2) of The Nasdaq Capital Market.  The Audit Committee charter is posted on our website (www.fusionconnect.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary.  The information on our website is neither incorporated by reference nor otherwise made a part of this report. The Audit Committee held 6 meetings in 2014.

Audit Committee Report

With respect to the year ended December 31, 2014, in addition to its other work, the Audit Committee:

●
reviewed and discussed with management and EisnerAmper, LLP, our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2014 and the year then ended;

●
discussed with EisnerAmper, LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended, with respect to its review of the findings of the independent registered public accounting firm during its examination of our financial statements; and

●
received from EisnerAmper, LLP written affirmation of its independence as required by the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”  In addition, the Audit Committee discussed with EisnerAmper, LLP its independence and determined that the provision of non-audit services was compatible with maintaining auditor independence.

Based on the review and discussion summarized above, the Audit Committee recommended that the Board include the audited consolidated financial statements in the 2014 Annual Report on Form 10-K for filing with the SEC.

Submitted by: /s/ Paul C. O’Brien, Chairman /s/ Michael Del Giudice /s/ Larry Blum

Shareholder Communications with Directors

The Board recommends that communications with the Board be initiated in writing and addressed as follows:

Fusion Telecommunications International, Inc.
Attention: Corporate Secretary- Shareholder Communications
420 Lexington Avenue, Suite 1718
New York, New York 10170

This centralized process will assist the Board in reviewing and responding to Stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. The Board has instructed our Corporate Secretary to forward such correspondence only to the intended recipients; however, the Board has also instructed our Secretary, prior to forwarding any correspondence, to review such correspondence and, in his or her discretion, not to forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board's consideration. In such cases, some of that correspondence may be forwarded elsewhere within the Company for review and possible response.

Code of Ethics

Since 2004, we have had a Corporate Code of Ethics, the current version of which applies to all members of our Board, the Chief Executive Officer, each other principal executive officer, the Chief Financial Officer and Corporate Controller.  To receive a copy of our Code of Ethics, a Stockholder may write to Fusion Telecommunications International, Inc., Attention: Corporate Secretary, 420 Lexington Avenue, Suite 1718, New York, New York 10170 or may contact our Corporate Secretary’s office at (212) 201-2407.  A copy of our Code of Ethics is also posted on our website (www.fusionconnect.com). Disclosure of amendments to, or waivers of, provisions of the Code of Ethics will be publicly disclosed in accordance with applicable rules and regulations, and will be made available upon request in the manner indicated above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that every person who is directly or indirectly the beneficial owner of more than 10% of any class of any equity security (other than an exempted security) which is registered pursuant to Section 12, or who is a director or an officer of the issuer of such security, file the ownership reports required by Section 16 of the Exchange Act.

Based solely upon the Company’s review of Forms 3 and 4 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and any written representation from a reporting person (as defined in Item 405 of Regulation S-K) that no Form 5 is required, during the Company’s most recent fiscal year no reporting person failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except for the following Section 16 officers and Directors, each of whom failed to timely file one report on Form 4 with respect to options granted to them in 2014:  Matthew Rosen, Philip Turits, Gordon Hutchins, Jon Kaufman, Jan Sarro, E. Alan Brumberger, Jack Rosen, William Rubin, Paul C. O’Brien, Larry Blum and Michael J. DelGiudice.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our Named Executive Officers.

Name and Principal Position	Year	Salary (1) ($)	Bonus (1,2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Matthew D. Rosen	2014	$350,000	$350,000	$114,071	$3,311	$817,382
Chief Executive Officer	2013	$350,000	$562,500	$56,331	$3,311	$972,142

Gordon Hutchins, Jr.,	2014	$250,000	$60,000	$42,036	$448	$352,484
President, Chief Operating Officer and Acting Chief Financial Officer	2013	$250,000	$60,000	$27,418	$541	$337,959
			-
Jonathan Kaufman	2014	$200,000	$35,000	$25,867	$15,002	$275,869
Chief Strategy Officer	2013	$200,000	$35,000	$12,866	$12,228	$260,094
__________

(1)
Included in these columns are amounts earned, though not necessarily paid to the Named Executive Officer, during the corresponding fiscal year.  Named Executive Officers consists of: (i) our Principal Executive Officer regardless of compensation level, and (ii) our two most highly compensated Executive Officers (other than our Principal Executive Officer), who were serving as such on December 31, 2014 and whose annual compensation exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an Executive Officer on December 31, 2014. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

(2)
The amount reported in this column for Mr. Rosen for 2013 includes $150,000 of compensation taken by Mr. Rosen in the form of shares of the Company’s common stock and shares of Series B-2 preferred stock.

(3)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2014 and 2013, for option awards pursuant to the Company's 2009 Stock Option Plan. The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this report.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)	Represents life insurance premiums paid by us.

 Employment Agreements, Termination of Employment and Change-In-Control Arrangements

We currently have an employment agreement with Matthew Rosen, our Chief Executive Officer.  Mr. Rosen's employment agreement was initially executed on November 11, 2004 and renewed four times since its execution.  The term of his employment agreement currently expires on September 30, 2015, unless earlier terminated by either party on 90 days’ notice.  His agreement currently provides for (a) an annual salary of not less than $350,000, and (b) a minimum annual bonus equal to 50% of his annual salary for each year in which we achieve annual positive EBITDA.

In 2013, under the terms of his employment agreement, Mr. Rosen was awarded a one-time bonus of $175,000 based on the Company’s achievement of positive EBITDA in each of the first two fiscal quarters for the year ended December 31, 2013.  In August 2013, Mr. Rosen agreed to accept $100,000 of this bonus in the form of 22,589 shares of the Company’s common stock and warrants to purchase 11,495 shares of our common stock at a price of $5.45 per share, and on December 31, 2013, Mr. Rosen agreed to accept $50,000 of this bonus in the form of 50 shares of our Series B-2 preferred stock and warrants to purchase 3,200 shares of our common stock at an exercise price of $6.25 per share.   Mr. Rosen also received a cash bonus of $87,500 related to fiscal 2013.  In addition, the Board awarded Mr. Rosen an additional one-time cash bonus of $300,000 in connection with the acquisition and debt and equity transactions that were consummated on December 31, 2013.

In the event that his employment is terminated without cause, including a termination within six months following a change in control of the Company (as defined in his agreement), Mr. Rosen’s employment agreement provides that he will receive unpaid base salary accrued through the effective date of the termination plus a pro-rata bonus and a lump sum payment equal to 200% of his base salary then in effect and 200% of his highest annual bonus for the three years preceding his termination. Had such an event occurred on December 31, 2014, the amount due to Mr. Rosen would have been $875,000.  His employment agreement also provides for a one year non-compete provision.  In the event of a sale of the Company for an amount in excess of $100 million, Mr. Rosen is entitled to receive a bonus equal to 2% of proceeds between $100 million and $199,999,999, 3% of proceeds between $200 million and $299,999,999, 4% of proceeds between $300 million and $399,999,999, and 5% of proceeds over $400 million.

Gordon Hutchins Jr. serves as our President, Chief Operating Officer, and Acting Chief Financial Officer.  Mr. Hutchins does not have a written employment agreement with the Company.  Effective January 1, 2015, Mr. Hutchins’ annual salary is $275,000, and he is entitled to receive a bonus equal to 25% of his annual salary if we achieve designated corporate performance metrics.

Jonathan Kaufman serves as our Chief Strategy Officer.   Mr. Kaufman does not currently have a written employment agreement with the Company.  Mr. Kaufman’s annual salary is $200,000, and he is entitled to receive a bonus equal to 25% of his annual salary if we achieve designated corporate performance metrics.

 Determination of Executive Compensation

The compensation of our Chief Executive Officer is determined by the Compensation Committee.  The compensation of our other executive officers is determined by the Compensation Committee, in consultation with the Chief Executive Officer. In determining the levels and forms of compensation to be paid to our executive officers, the Compensation Committee considers overall Company performance, departmental or business segment performance, individual executive performance and experience, internal equity with regard to other executive positions, general economic conditions, and typical levels and forms of compensation at similarly-sized companies with business models similar to ours.

In considering levels and forms of compensation at other companies, the Compensation Committee relies not only on its own knowledge, but also on published salary reviews and compensation studies for companies with business models similar to ours, for specific executive positions and for industry in general.

Our goal is to provide each of our executive officers with a total compensation package (base salary, the potential for a performance-based annual cash bonus, and time-based equity incentives) that is competitive.  We endeavor to appropriately balance the levels of fixed compensation and “at risk” compensation, as well as the levels of cash compensation and equity incentives.

In addition to cash-based and equity-based compensation, our executive officers are eligible to participate in the benefit programs that are offered to all of our employees, including medical insurance, dental insurance, life insurance, a 401(k) plan, and a variety of other elective benefit plans.  We do not offer perquisites or other significant benefits to our executive officers that are not otherwise available to all of our employees.

 2014 Director Compensation

Our Directors do not receive cash compensation for their services on the Board or Committees. However, they are reimbursed for out-of-pocket expenses incurred in attending Board and Committee meetings.  In addition, we annually grant Directors stock options for their services, the amount of which is determined by the Compensation Committee.

The following table provides information relating to compensation paid to the Directors for the 2014 fiscal year.

Name	Fees Earned Or Paid In Cash (S)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2) ($)	Total ($) (3)
Marvin S. Rosen	$-	$-	$2,510	$-	$-	$-	$2,510
E. Alan Brumberger	$-	$-	$2,725	$-	$-	$-	$2,725
Michael J. Del Giudice	$-	$-	$2,725	$-	$-	$-	$2,725
Jack Rosen	$-	$-	$1,523	$-	$-	$-	$1,523
Paul C. O'Brien	$-	$-	$2,725	$-	$-	$-	$2,725
Philip D. Turits	$83,333	$16,667	$4,493	$-	$-	$-	$104,493
William Rubin	$-	$-	$1,523	$-	$-	$-	$1,523
Larry Blum	$-	$-	$2,474	$-	$-	$-	$2,474

(1)
Includes cash and 3,031 shares of common stock paid to Mr. Turits for his services as the Company’s Treasurer in accordance with his compensation arrangement approved by both the Compensation Committee and the Board of Directors.

(2)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2014, for option awards pursuant to the 2009 Stock Option Plan.  The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2014, appearing elsewhere in this report.

(3)	The table does not include amounts reimbursed for expenses incurred in attending Board and Committee meetings.

2009 Stock Option Plans

On December 17, 2009, the Stockholders approved and ratified our 2009 Stock Option Plan (the “2009 Plan”), which was previously adopted by the Board in March 2009.  This plan replaced our 1998 Stock Option Plan, the term of which expired.  Our 2009 Plan provides a long-term, equity-based incentive designed to assist our retention of key personnel, align the interests of our Directors, executive officers and employees with those of our stockholders and focus participants on the achievement of long-term business objectives that will increase share value.

Under the 2009 Plan, we had originally reserved 140,000 common shares for issuance upon the exercise of stock options. In November 2012, the Board approved an increase in the number of common shares reserved for issuance under the 2009 Plan to 330,000, which increase was approved by Stockholders at our 2012 Annual Meeting held in February 2013.  Then in January 2014, the Board approved a further increase in the number of common shares reserved for issuance under the 2009 Plan to 1,260,000, which further increase was approved by Stockholders at our 2013 Annual Meeting of Stockholders held in March 2014.  Stock options awarded under the 2009 Plan may either be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), or, alternatively, options that do not qualify as incentive stock options (“Non-Qualified Options”).  To qualify as an Incentive Stock Options under the 2009 Plan, such options must have an exercise price of not less than 100% of the fair market value of our common shares on the date of grant.

The 2009 Plan is administered by the Compensation Committee.  The Compensation Committee determines, from time to-time, those of our executive officers, Directors and employees to whom stock options will be granted, as well as the actual number of options granted to each individual, the vesting schedule of the options and all other terms and conditions of the stock options.

As of December 31, 2014, there were outstanding options to purchase 565,257 shares of common stock under the 2009 Plan and options to purchase 694,743 shares were available for future award.  Effective as of March 31, 2015, 611,307 shares were available for future award under the 2009 Plan. In addition, options to purchase 40,119 shares of common stock remain outstanding under the now expired 1998 Stock Option Plan, with such options expiring at various dates through 2020.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each Named Executive Officer as of December 31, 2014.  The table gives effect to the 1:50 reverse split completed by us on May 13, 2014.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options, (#) exercisable	Number of securities underlying unexercised option (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration dates	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)
Matthew D. Rosen
	2,143	0	0	$139.99	3/6/2016	0	0	0	0
	2,658	0	0	$122.97	3/6/2016	0	0	0	0
	3,200	0	0	$114.00	6/15/2016	0	0	0	0
	7,000	0	0	$34.50	3/28/2017	0	0	0	0
	7,000	0	0	$15.50	3/25/2018	0	0	0	0
	7,000	0	0	$5.50	3/25/2019	0	0	0	0
	8,750	0	0	$6.00	4/13/2020	0	0	0	0
	8,750	0	0	$4.50	10/18/2021	0	0	0	0
	6,700	3,300	0	$5.50	10/16/2022	0	0	0	0
	24,221	47,015	0	$4.25	7/28/2023	0	0	0	0
	0	80,000	0	$3.52	10/16/2024	0	0	0	0
Total	77,422	130,315

Gordon Hutchins, Jr.	2,143	0	0	$139.99	3/6/2016	0	0	0	0
	358	0	0	$132.19	3/6/2016	0	0	0	0
	3,500	0	0	$34.50	3/28/2017	0	0	0	0
	4,000	0	0	$15.50	3/25/2018	0	0	0	0
	4,000	0	0	$5.50	3/25/2019	0	0	0	0
	5,000	0	0	$6.00	4/13/2020	0	0	0	0
	6,500	0	0	$4.50	10/19/2021	0	0	0	0
	4,355	2,145	0	$5.50	10/16/2022	0	0	0	0
	6,917	13,425	0	$4.25	7/28/2023	0	0	0	0
	0	25,000	0	$3.52	10/16/2014	0	0	0	0
Total	36,773	40,570

Jonathan Kaufman	3,350	1,650	0	$6.00	11/29/2022	0	0	0	0
	4,656	9,038	0	$4.25	7/28/2023	0	0	0	0
	0	20,000	0	$3.45	10/16/2024	0	0	0	0
Total	8,006	30,688

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of each class of our voting securities as of March 31, 2015 by:

●	each person who beneficially owns more than 5% of our voting securities;
●	each of our Directors and Named Executive Officers individually; and
●	all executive officers and Directors as a group.

We have one class of voting securities consisting of our common stock and our Series B-2 Preferred Stock.  Each share of common stock is entitled to one vote per share.  Each share of Series B-2 Preferred Stock is entitled to 200 votes. As of March 31, 2015, the total number of voting securities issued and outstanding (“Voting Shares”) was 11,786,999 consisting of (a) 7,527,399 Voting Shares evidenced by 7,527,399 shares of common stock and (b) 4,259,600 Voting Shares evidenced by 21,298 shares of Series B-2 Preferred Stock.

Unless otherwise indicated, the address of each beneficial owner in the following table is c/o Fusion Telecommunications International, Inc., 420 Lexington Avenue, Suite 1718, New York, NY 10170. We believe that all persons, unless otherwise noted, named in the following table have sole voting and investment power with respect to all Voting Shares shown as being owned by them. Under U.S. securities laws, a person is considered to be the beneficial owner of securities owned by him/her (or certain persons whose ownership is attributed to him/her) and that can be acquired by him/her within 60 days from that date, including upon the exercise of options, warrants or convertible securities.

We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by such owner, but not those held by any other person, and which are exercisable within 60 days of March 31, 2015, have been exercised or converted.

Name and Address of Beneficial Owner		Number of Voting Shares Beneficially Owned	Percentage of Voting Shares
Larry Blum	(1)	39,210	* %
E. Alan Brumberger	(2)	83,980	* %
Michael J. Del Giudice	(3)	52,771	* %
Jack Rosen	(4)	124,674	1.1%
Gordon Hutchins, Jr.	(5)	44,599	* %
Paul C. O’Brien	(6)	19,017	* %
Marvin S. Rosen	(7)	1,513,167	12.4%
Matthew D. Rosen	(8)	226,121	1.9%
William Rubin	(9)	177,255	1.5%
Jan Sarro	(10)	22,416	* %
Philip D. Turits	(11)	123,189	1.0%
Jonathan Kaufman	(12)	217,097	1.8%
Russell Markman	(13)	7,676	*%
Thomas Durkin	(14)	12,838	*%

All Directors and Executive Officers as a Group (14 persons)		2,644,010	21.1%
________
* Less than 1% of outstanding shares.

________________________
(1) Includes (i) 23,290 shares of common stock held by trusts for which his wife serves as trustee, and (ii) 7,304 shares of Common Stock issuable upon the exercise of common stock purchase warrants held by trusts for which his wife serves as trustee, (iii) 650 shares of common stock issuable upon the exercise of options; and (iv) 32.5 shares of Series B-2 Preferred Stock convertible into 6,500 shares of common stock and representing 6,500 Voting Shares held by trusts for which his wife serves as trustee.

(2) Includes (i) 172 shares of common stock held by trusts for which his wife serves as trustee, (ii) 361 shares of common stock issuable upon the conversion of preferred stock, (iii) 2,300 shares of common stock issuable upon the exercise of options, (iv) 15,657 shares of common stock issuable upon the exercise of common stock purchase warrants; and (v) 100 shares of Series B-2 preferred stock convertible into 20,000 shares of common stock and representing 20,000 Voting Shares.

(3) Includes (i) 2,300 shares of common stock issuable upon the exercise of options, (ii) 10,788 shares of common stock issuable upon the exercise of common stock purchase warrants, of which 4,861 are held in the name of Catskill Investor Group, LLC, (iii) 2,396 shares of common stock issuable upon the conversion of preferred stock held in the name of Catskill Investor Group, LLC, (iv) 9,158 shares of common stock held in the name of Catskill Investor Group, LLC; and (v) 5 shares of Series B-2 preferred stock convertible into 1,000 shares of common stock and representing 1,000 Voting Shares.

(4) Includes (i) 31,250 shares of common stock issuable upon the exercise of common stock purchase warrants, 22,253 of which are held by Rosen Partners, LLC and 9,600 of which are held by Rosen-Kaiyuan, LLC, of which Jack Rosen is the managing member, (ii) 650 shares of common stock issuable upon the exercise of options, (iii) 3,601 shares of common stock issuable upon the conversion of preferred stock held by Rosen Partners, LLC, (iv) 45,788 shares of common stock held in the name of Rosen Partners, LLC, and; (v) 150 shares of Series B-2 preferred stock convertible into 30,000 shares of common stock and representing 30,000 Voting Shares held in the name of Rosen-Kalyuan, LLC.

(5) Includes (i) 36,773 shares of common stock issuable upon the exercise of options, (ii) 603 shares of common stock issuable upon the conversion of preferred stock and (iii) 1,667 shares of common stock issuable upon the exercise of common stock purchase warrants.

(6) Includes (i) 2,300 shares of common stock issuable upon the exercise of options, (ii) 1,198 shares of common stock issuable upon the conversion of preferred stock, (iii) 3,227 shares of common stock issuable upon the exercise of common stock purchase warrants; and (iv) 50 shares of Series B-2 preferred stock convertible into 10,000 shares of common stock and representing 10,000 Voting Shares.

(7) Includes (i) 390,561 shares of common stock issuable upon the exercise of common stock purchase warrants, (ii) 2,300 shares of common stock issuable upon the exercise of options, (iii) 1,202 shares of common stock issuable upon the conversion of preferred stock, (iv) 1,922 shares of Series B-2 preferred stock convertible into 384,400 shares of common stock and representing 384,400 Voting Shares; and (v) 1,610 shares of common stock held by a Delaware Trust Custodian IRA of Mr. Rosen.

(8) Includes (i) 77,422 shares of common stock issuable upon the exercise of options, (ii) 720 shares of common stock issuable upon the conversion of preferred stock, (iii) 25,590 shares of common stock issuable upon the exercise of common stock purchase warrants; and (iv) 76 shares of Series B-2 preferred stock convertible into 15,200 shares of common stock and representing 15,200 Voting Shares.

(9) Includes (i) 650 shares of common stock issuable upon the exercise of options, (ii) 200 shares of Series B-2 preferred stock convertible into 40,000 shares of common stock and representing 40,000 Voting Shares; and (iii) 44,134 shares of common stock issuable upon the exercise of common stock purchase warrants.

(10) Includes (i) 22,175 shares of common stock issuable upon the exercise of options, and (ii) 241 shares of common stock issuable upon conversion of preferred stock held by her husband.

(11) Includes (i) 302 shares of common stock held by his wife, (ii) 16,121 shares of common stock issuable upon the exercise of common stock purchase warrants, (iii) 2,300 shares of common stock issuable upon the exercise of options, (iv) 5 shares of Series B-2 preferred stock convertible into 1,000 shares of common stock and representing 1,000 Voting Shares; and (v) 1,023 shares of common stock issuable upon the conversion of preferred stock.

(12) Includes (i) 170,000 shares of common stock held in a trust for which his wife is the beneficiary; and (ii) 8,006 shares of common stock issuable upon the exercise of options.

(13) Represents shares of common stock issuable upon exercise of options.

(14) Represents shares issued to MHC Services, a consulting firm formed by Mr. Durkin.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Plan Category	Number Of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
1998 Stock Option Plan*	42,620	$56.96	-

2009 Stock Option Plan*	565,257	$4.31	694,743
Total	607,877	$8.02	694,743
* - Equity compensation plan approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer and Director Loans to Company

Between January 2013 and December 2013, Marvin Rosen, a Director, converted $895,000 of his outstanding promissory note into 208,876 shares of our common stock and five-year warrants to purchase 104,438 shares of common stock with exercise prices ranging from $4.70 to $8.51 per share.  Also during this period, we received a short-term unsecured advance of $100,000 from Mr. Rosen, which amount was repaid in full on January 31, 2014.

On December 31, 2013, Marvin Rosen converted an additional $2,000,000 of his outstanding promissory note into 2,000 shares of Series B-2 preferred stock and five-year warrants to purchase 128,000 shares of our common stock with an exercise price of $6.25 per share.

During 2013, Matthew Rosen, our Chief Executive Officer and a Director, converted $120,000 owed to him by the Company (for a partial bonus payable to him under the terms of his employment contract) into shares of our Series B-2 preferred stock, shares of our common stock and warrants to purchase shares of our common stock.  See “Executive Compensation,” included elsewhere in this report.

On December 31, 2013, Philip Turits, a Director and our Treasurer and Secretary, converted $2,000 owed to him by us  into two shares of our Series B-2 preferred stock and a five-year warrant to purchase 128 shares of our common stock with an exercise price of $6.25 per share.

At various times during the first eleven months of 2013, Matthew Rosen converted $102,500 due to him into 23,560 shares of our common stock and five-year warrants to purchase 11,780 shares of our common stock and Philip Turits converted $5,733 due to him into 1,525 shares of our common stock and five-year warrants to purchase 763 shares of our common stock. The warrants are exercisable at prices ranging from $4.70 to $5.48 per share.

Engagement for Tax Services

On March 6, 2014, the Company engaged Marcum LLP (“Marcum”) to prepare the Company’s tax returns and to provide related services.  The annual cost of the services provided is approximately $45,000.  Larry Blum is a Senior Advisor and a former partner of Marcum.

Director Independence

We apply the standards of Rule 5605(a)(2) of the The Nasdaq Capital Market for determining the independence of the members of our Board and Committees. Based upon our application of those standards, the Board has determined that the following members of the Board are independent:

Larry Blum
E. Alan Brumberger
Jack Rosen
William Rubin
Paul C. O'Brien
Michael J. Del Giudice

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by the Company’s independent registered public accounting firm, EisnerAmper LLP (“EA”), for the year ended December 31, 2014, and by the Company’s predecessor independent accounting firm, Rothstein Kass (“RK”), for the years ended December 31, 2014 and 2013 are as follows:

Audit and Audit-RelatedFees

The fees billed for professional services rendered by EA for the year ended December 31, 2014 was approximately $167,000.  The fees billed for professional services by RK for the years ended December 31, 2014 and 2013 were approximately $30,000 and $233,000, respectively.  These professional services included fees associated with the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements and consent for the Company’s registration statement.

Tax Related Fees

There were no fees billed for tax-related services by EA during the year ended December 31, 2014.  The fees billed for tax-related services rendered by RK during the years ended December 31, 2014 and 2013 were $0 and approximately $28,000, respectively.

All Other Fees

There were no other fees for other services billed by EA that were not included in the categories above during the year ended December 31, 2014.   Fees for other services that were not included in the categories above billed by RK during the years ended December 31, 2014 and 2013 were $0 and approximately $22,000, respectively. These fees were primarily for audit and due diligence services related to business acquisition transactions undertaken by the Company.

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

Prior to engagement of the independent accounting firm for the audit of the Company’s 2015 consolidated financial statements, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of the three categories of services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS.

(a)	(1) Financial Statements

The consolidated financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a)  (2) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (*)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.2	Amended and Restated Employment Agreement between registrant and Matthew Rosen (3)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (14)
10.5	Lease Agreement between registrant and 67 Broad Street LLC for the 75 Broad Street, New York, NY office (*)
10.6	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.6.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(14)
10.7	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.8	Form of Promissory Note and Security Agreement (2)
10.9	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.10	Form of Subscription Agreement (4)
10.11	Form of Warrant (4)
10.12	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation (6)
10.13	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (7)
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

10.23	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (8)
10.23.1	Lease Modification Agreement, dated October 1, 2014 by and between 280 Holdings, LLC (successor in interest to Manchester Realty, LLC) and Fusion NBS Acquisition Corp (14)
10.24	Series A Promissory Note dated October 29, 2012 payable to Plexus Fund II (8)
10.25	Series B Promissory Note dated October 29, 2012 payable to Plexus Fund II Series (8)
10.26	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (8)
10.27	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III Praesidian Fund III Series B Note (8)
10.28	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (8)
10.29	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (8)
10.30	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (8)
10.31	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (8)
10.32	Plexus Fund II Common Stock Purchase Warrant dated October 29, 2012 (8)
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
10.42
Asset Purchase and Sale Agreement effective as of August 30, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (9)

10.43
First Amendment to the Asset Purchase and Sale Agreement effective as of November 15, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (10)

10.44
Second Amendment to the Asset Purchase and Sale Agreement effective as of December 16, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC; and Cypress Communications, LLC (11)

10.45
Third Amendment to Securities Purchase Agreement is entered into as of December 16, 2013, by and among Fusion NBS Acquisition Corp, Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (11)

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

10.55	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, Fusion Telecommunications International, Inc., and Fusion BVX, LLC (12)
10.56	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (12)
10.57	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; Fusion Telecommunications International, Inc. and Fusion BVX LLC (12)
10.58	Transition Services Agreement by and among BroadvoxGO!, LLC, Cypress Communications, LLC, Fusion BVX LLC and Fusion Telecommunications International, Inc. (12)
10.59	Second Amended and Restated Securities Purchase Agreement and Security Agreement dated October 31, 2014 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company Of America (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014)
10.60	Form of Series E Note, dated as of October 31, 2014 (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014)
10.61	Agreement and Plan of Merger, dated as of October 15, 2014, by and among Fusion Telecommunications International, Inc., Fusion PTC Acquisition Inc., PingTone Communications, Inc., the Majority Stockholders of PingTone Communications, Inc. and J Shelby Bryan, as Stockholders Representative (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014).
10.62	Form of Subscription Agreement (5)
14	Code of Ethics of Registrant (13)
21.1	List of Subsidiaries (14)
23.1	Consent of Rothstein Kass(14)
23.2	Consent of EisnerAmper LLP(14)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

101.INS***	XBRL Instant Document (14)
101.SCH***	XBRL Taxonomy Entension Schema Document (14)
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document (14)
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document (14)
101.LAB***	XBRL Taxonomy Extension Label Lindbase Document (14)
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document (14)

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2007 and 8K/A on November 27, 2007, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: April 30, 2015	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: April 30, 2015	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer, Principal Financial Officer and Acting Chief Financial Officer