Form 10-Q
period 2015-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2015-05-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 11, 2015.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	7,590,499

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,356,408	$6,444,683
Accounts receivable, net of allowance for doubtful accounts of approximately $341,958 and $245,000, respectively	6,912,131	7,087,599
Prepaid expenses and other current assets	1,224,242	927,772
Total current assets	13,492,781	14,460,054
Property and equipment, net	13,793,733	13,478,912
Other assets:
Security deposits	648,998	648,998
Restricted cash	1,164,381	1,164,381
Goodwill	10,397,460	10,397,460
Intangible assets, net	30,580,312	32,432,416
Other assets	1,118,079	1,165,273
Total other assets	43,909,230	45,808,528
TOTAL ASSETS	$71,195,744	$73,747,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$1,225,000	$1,225,000
Equipment financing obligations	896,921	662,131
Accounts payable and accrued expenses	10,391,506	10,471,514
Total current liabilities	12,513,427	12,358,645
Long-term liabilities:
Notes payable - non-related parties, net of discount	41,147,893	41,263,934
Notes payable - related parties	1,306,348	1,292,878
Equipment financing obligations	1,988,947	1,702,704
Derivative liabilities	5,044,371	3,839,569
Total liabilities	62,000,985	60,457,730
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 26,343 and 26,793 shares issued and outstanding	263	268
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,518,900 and 7,345,028 shares issued and outstanding	75,188	73,449
Capital in excess of par value	175,686,442	175,519,459
Accumulated deficit	(166,567,134)	(162,303,412)
Total stockholders' equity	9,194,759	13,289,764
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,195,744	$73,747,494

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$25,263,038	$22,904,829
Cost of revenues (exclusive of depreciation and amortization, shown separately below)	14,012,692	12,229,032
Gross profit	11,250,346	10,675,797
Depreciation and amortization	3,003,447	2,567,491
Selling, general and administrative expenses (including stock-based compensation of approximately $123,000 and $69,000 for the three months ended March 31, 2015 and 2014, respectively)	9,736,294	7,819,397
Total operating expenses	12,739,741	10,386,888
Operating (loss) income	(1,489,396)	288,909
Other (expenses) income:
Interest expense	(1,606,843)	(1,394,546)
(Loss) gain on change in fair value of derivative liability	(1,204,802)	2,609,947
Other income (expense), net	37,319	(41,074)
Total other (expenses) income	(2,774,326)	1,174,327
(Loss) income before income taxes	(4,263,722)	1,463,236
Provision for income taxes	-	21,495
Net (loss) income	(4,263,722)	1,441,741
Preferred stock dividends in arrears	(418,988)	(442,088)
Net (loss) income attributable to common stockholders	$(4,682,710)	$999,653
Basic and diluted (loss) earnings per common share	$(0.49)	$0.02
Weighted average common shares outstanding:
Basic and diluted	8,159,534	6,078,546

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of	Accumulated	Stockholders' Equity
	Shares	$	Shares	$	Par	Deficit	(Deficit)
Balance at December 31, 2014	26,793	$268	7,345,028	$73,449	$175,519,459	$(162,303,412)	$13,289,764
Net loss						(4,263,722)	(4,263,722)
Conversion of Preferred Stock into common stock	(450)	(5)	90,000	900	(895)		-
Dividends on Preferred Stock			72,205	722	(722)		-
Issuance of common stock for services rendered			11,667	117	46,084		46,201
Stock-based compensation associated with stock incentive plans					122,516		122,516
Balance at March 31, 2015	26,343	$263	7,518,900	$75,188	$175,686,442	$(166,567,134)	$9,194,759

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(4,263,722)	$1,441,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,003,447	2,567,491
Loss on sale of accounts receivable	-	41,039
Bad debt expense	150,000	80,000
Stock-based compensation	122,516	68,900
Stock and warrants issued for services rendered or in settlement of liabilities	46,201	29,667
Amortization of debt discount and deferred financing fees	250,974	196,029
Loss (gain) in the change in fair value of derivative liability	1,204,802	(2,609,947)
Changes in operating assets and liabilities:
Accounts receivable	25,470	(273,544)
Prepaid expenses and other current assets	(296,470)	(444,339)
Other assets	(100)	(2,649)
Accounts payable and accrued expenses	(80,010)	(1,435,234)
Other long-term liabilities		(35,664)
Net cash provided by (used in) operating activities	163,108	(376,510)

Cash flows from investing activities:
Purchase of property and equipment	(796,304)	(749,582)
Payment of obligations related to purchase price of acquisitions	-	(226,148)
Net cash used in investing activities	(796,304)	(975,730)

Cash flows from financing activities:
Proceeds from the sale of preferred stock and warrants, net	-	4,000,898
Payments on equipment financing obligations	(148,829)	(90,956)
Repayments of notes payable - related parties	-	(185,714)
Repayments of notes payable - non-related parties	(306,250)	(156,250)
Net cash (used in) provided by financing activities	(455,079)	3,567,978
Net change in cash and cash equivalents	(1,088,275)	2,215,738
Cash and cash equivalents, beginning of period	6,444,683	6,176,575
Cash and cash equivalents, end of period	$5,356,408	$8,392,313

See accompanying notes to the Condensed Consolidated Interim Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Business

Fusion Telecommunications International, Inc. (“Fusion” and together with its subsidiaries, the “Company”) is a Delaware corporation.  The Company is a provider of integrated cloud solutions, including cloud voice, cloud connectivity, cloud storage and security to businesses of all sizes, and IP-based voice services to other carriers.  The Company currently operates in two business segments, ‘Business Services’ and ‘Carrier Services’.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements have been prepared on the same basis as the financial statements for the year ended December 31, 2014.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

For a detailed discussion of significant accounting policies, please refer to our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our accounting policies during the quarter ended March 31, 2015.

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of Fusion and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Key estimates include: the recognition of revenue, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of intangible assets; accounting for stock options and other equity awards, particularly related to fair value estimates; accounting for income taxes; contingencies; and litigation. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. As of March 31, 2015 and December 31, 2014, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash

Restricted cash consists primarily of cash held in reserve as required by the terms of our senior lending agreement and certificates of deposit that serve to collateralize outstanding letters of credit for one of our non-cancellable operating leases. Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted cash at March 31, 2015 and December 31, 2014 includes $1,000,000 of cash held in reserve as required by the terms of the Company’s senior lending agreement, and certificates of deposit collateralizing a letter of credit in the aggregate amount of $163,872.  The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

Fair value of Financial Instruments

At March 31, 2015 and December 31, 2014, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Long-Lived Asset Impairment

The Company periodically reviews long-lived assets, including intangible assets subject to amortization, for possible impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by such asset or asset group. If the undiscounted cash flows are less than the carrying amount of the asset or asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record any impairment charges during the three months ended March 31, 2015 or 2014, as there were no indicators of impairment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include, but are not limited to, deterioration in general economic conditions, adverse changes in the markets in which a company operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods.

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, it is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.

Under the goodwill two-step quantitative impairment test, the Company reviews for impairment the fair value of each reporting unit to its carrying value. The Company has determined that its reporting units are its operating segments (See Note 15).  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Goodwill at March 31, 2015 and December 31, 2014 was approximately $10.4 million.  All of the Company’s goodwill is attributable to its ‘Business Services’ segment.  There was no change in goodwill as a result of adjustments to purchase price allocations of previous acquisitions during the quarter ended March 31, 2015. There was no impairment charge recorded for goodwill during the three months ended March 31, 2015 or 2014, as there were no indicators of impairment.

Advertising and Marketing Costs

Costs related to advertising and marketing are expensed as incurred and included in selling, general and administrative expenses in our condensed consolidated statements of operations. Our advertising and marketing expense was approximately $112,079 and $44,000 for the three months ended March 31, 2015 and 2014, respectively.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015 and December 31, 2014.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010 and its tax returns may be subject to review and

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of March 31, 2015 and December 31, 2014.  During the three month ended March 31, 2015 and 2014, the Company recognized no adjustments for uncertain tax positions.

Stock-Based Compensation

The Company recognizes expense for its employee stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions. Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related stock-based compensation award.

New and Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board the (“FASB”) issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance by one year. As such, this guidance will be effective on January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.    Earnings per share

Basic and diluted (loss) earnings per share for the three months ended March 31, 2015 and 2014 is computed by dividing (i) (loss) income available to common stockholders, adjusted by approximately $0.7 million loss and $0.9 million gain for the loss or gain on the fair value of the Company’s derivative liability in the first quarter of 2015, and 2014, respectively that is attributable to 728,333 outstanding warrants with a nominal exercise price and dividends on preferred stock, by (ii) the weighted-average number of common shares outstanding during the period, increased by the number of common shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Numerator
(Loss) income available to common stockholders	$(4,263,722)	$1,441,741
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(99,518)	(99,518)
Dividends declared on Series B-2 Convertible Preferred Stock	(319,470)	(342,570)
Loss (gain) on nominal warrants	713,766	(906,771)
Net (loss) income attributable to common stockholders	$(3,968,944)	$92,882

Denominator
Basic and diluted weighted average common shares outstanding	8,159,534	6,078,546

(Loss) earnings per share
Basic and diluted	$(0.49)	$0.02

Securities excluded from diluted per share calculation	8,504,283	3,916,265

For the three months ended March 31, 2015 and 2014, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	2015	2014
Warrants	3,391,324	3,540,999
Convertible preferred stock	4,424,147	-
Stock options	688,812	375,266
	8,504,283	3,916,265

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred Stock”) of approximately $100,000 for the three months ended March 31, 2015 and 2014.  As of March 31, 2015, the Board of Directors had not declared any dividends on the Series A Preferred Stock, and the Company had accumulated approximately $4,032,834 of preferred stock dividends.  The Board of Directors has declared a dividend of $319,470 and $342,570 for the three months ended March 31, 2015 and 2014, related to the Company’s Series B-2 Preferred Stock, which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 72,205 and 66,327 shares of the Company’s common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.      Intangible Assets

Intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014

Trademarks and tradename	$1,093,400	$1,093,400
Proprietary technology	5,781,000	5,781,000
Non-compete agreements	9,852,100	9,852,100
Customer relationships	24,897,800	24,897,800
Favorable lease intangible	218,000	218,000
	41,842,300	41,842,300
Less: accumulated amortization	(11,261,988)	(9,409,884)
Intangible assets, net	$30,580,312	$32,432,416

Amortization expense was $1.9 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.  Estimated future aggregate amortization expense is expected to be as follows:

Remainder of	2015	$5,375,365
	2016	$3,587,246
	2017	$3,454,097
	2018	$2,729,701
	2019	$1,895,455

Note 5.    Stock–based compensation

The Company's stock-based compensation plan provides for the issuance of stock options to our employees, officers, and directors. The Compensation Committee of the Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plan.

The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates. The expected life of stock-based awards granted represents the period of time that they are expected to be outstanding and is estimated using historical data. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of our common stock. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on its common stock, and it does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, the company uses historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest.

The following weighted average assumptions were used to determine the fair value of the stock options granted on the original grant date for expense recognition purposes for options granted during the three months ended March 31, 2015 and 2014 using the Black- Scholes Model:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,
	2015	2014
Dividend yield (%)	0.0	0.0
Expected volatility (%)	97.2	137.16
Average Risk-free interest rate (%)	1.69	2.43
Expected life of stock option term (years)	8.0	8.12

The Company recognized compensation expense of approximately $123,000 and $69,000 for the three months ended March 31, 2015 and 2014, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price

Oustanding at December 31, 2014	607,877	$8.00
Granted	104,900	$3.72
Exercised	-	$-
Forfeited	(16,140)	$4.58
Expired	(7,825)	$28.71
Outstanding at March 31, 2015	688,812	$7.13
Exercisable at March 31, 2015	201,978	$14.86

As of March 31, 2015, we had approximately $1.1 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s Stock Incentive Plans, which is expected to be recognized over a weighted-average period of 2.3 years.

Note 6.     Supplemental Disclosure of Cash Flow Information

The following table summarizes the Company’s supplemental cash flows information:

	Three Months Ended March 31,
Supplemental Cash Flow Information	2015	2014
Cash paid for interest	$1,355,526	$1,538,150

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	$669,863	$-
Dividend on Series B-2 preferred stock paid with the issuance of common stock	$72,205	$66,327
Conversion of preferred stock into common stock	$450,000	$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.     Prepaid Expenses and Other Current Assets

The following table sets forth the items in prepaid expenses and other current assets:

	March 31,	December 31,
	2015	2014

Insurance	$103,871	$61,004
Rent	97,514	54,209
Marketing	29,864	34,482
Software subscriptions	745,071	502,696
Real estate taxes and other taxes	61,833	-
Commissions	22,305	23,015
Other	163,784	252,366
	$1,224,242	$927,772

Note 8.      Accounts Payable and Accrued Expenses

The following table sets forth the items in accounts payable and accrued expenses:

	March 31,	December 31,
	2015	2014
Trade accounts payable	$2,303,845	$3,028,902
Bonus	596,875	575,000
Professional and consulting fees	178,390	132,521
Property and other taxes	349,350	238,368
Accrued network costs	1,904,569	1,384,159
Rent	164,903	131,627
Accrued USF fees	789,061	538,302
Customer deposit	377,286	-
Accrued payroll and vacation	255,812	250,574
Accrued sales and federal excise taxes	1,695,501	1,722,554
Accrued sales commissions	758,494	864,928
Interest payable	33,684	33,341
Deferred revenue	686,481	729,618
Other	297,255	841,620
	$10,391,506	$10,471,514

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.      Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations.  These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 4% and 11%.  The Company’s equipment financing obligations are as follows:

	March 31,	December 31,
	2015	2014

Equipment financing obligations	$2,885,868	$2,364,835
Less: current portion	(896,921)	(662,131)
Long-term portion	$1,988,947	$1,702,704

Note 10.    Notes Payable – Non-Related Parties

Notes payable – non-related at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014

Senior Notes	$45,860,382	$46,166,667
Discount on Senior Notes	(3,487,488)	(3,677,733)
Total notes payable - non-related parties	42,372,893	42,488,934
Less: current portion	(1,225,000)	(1,225,000)
Long-term portion	$41,147,893	$41,263,934

The Company Senior Notes (as defined below) were sold under a Securities Purchase Agreement (“SPA”) to several Lenders (“Senior Lenders”) as follows:

●
Series A and B Notes.  On October 29, 2012, the Company sold (a) five-year Series A senior notes (the “Series A Notes”) in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and (b) five-year Series B senior notes (the “Series B Notes”) in the aggregate principal amount of $10.0 million, bearing interest at the rate of 11.5% annually.  The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the acquisition of Network Billing Systems, LLC and the assets of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”).

●
Series C Notes. On December 15, 2013, the Company sold Series C senior notes (the “Series C Notes”) in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers in connection with the Company’s proposed acquisition of substantially all of the cloud services assets of Broadvox Go! LLC and its affiliate Cypress Communications, LLC (the “Broadvox Transaction”).

●
Series D Notes. On December 31, 2013, the Company sold Series D Senior Notes (the “Series D Notes”) in the aggregate principal amount of $25.0 million.  The proceeds from the sale of the Series D Notes were used to finance the Broadvox Transaction.

●
Series E Notes. On October 31, 2014, contemporaneously with the completion of its acquisition of PingTone, the Company sold five-year Series E senior notes (the “Series E Notes” and together with the Series A Notes, Series B Notes, Series C Notes and Series D Notes, the “Senior Notes”) to the Senior Lenders in an aggregate principal amount of $5.0 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with the terms of the amended and restated SPA, the Senior Notes bear interest at an annual rate of 11.15%, with monthly principal payments of approximately $102,083 from January 2015 through October 2019 with the outstanding principal balance on all the Senior Notes payable at maturity on October 31, 2019.

Expenses incurred in connection with the amended and restated SPA and its predecessor agreements and the sale of the Notes, which include Lenders’ fees of $0.1 million and 0.3 million for the years ended December 31, 2014 and 2013, respectively, are reflected in ‘Other assets’ on the Company’s consolidated balance sheet. For the quarter ended March 31, 2015, the Company has an unamortized amount of approximately $1.0 million which is being amortized as interest expense over the life of the Senior Notes.

In connection with the sale of the Senior Notes to the Lenders, the Company issued nominal warrants to purchase an aggregate of 728,333 shares of its common stock (the “Lenders’ Warrants”).  The Lenders’ Warrants are exercisable from the date of issuance at an exercise price of $0.50 per share, with 266,501 warrants expiring on October 29, 2022, and the remainder expiring on December 31, 2023.  The Company is required to pay the exercise price on behalf of the Senior Lenders at the time of exercise.  The Company has recorded a discount on the Senior Notes based on the fair value of the Lenders’ Warrants as of the date of issuance.  The discount is being accreted over the life of the Notes, and was $3.5 million and $3.7 million at March 31, 2015 and December 31, 2014, respectively.

Note 11.     Derivative Liability

As part of various debt and equity financing transactions and other agreements, the Company has issued warrants to purchase shares of Fusion’s common stock. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”).  For warrant instruments that are not deemed to be indexed to the Company’s own stock, it classifies the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.  The fair values of the warrants have been estimated using Black-Scholes and other valuation models, and the quoted market price of the Company’s common stock.

The following assumptions were used to determine the fair value of the warrants for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Stock price	$4.13	$5.00
Exercise price	$0 - 6.25	$0 - 6.25
Risk-free interest rate (%)	1.71-1.94	2.7
Expected volatility (%)	106.4	111.8
Time to maturity (years)	7.6 - 8.6	8.6 - 9.6

At March 31, 2015 and December 31, 2014, the fair value of the derivative was $5.0 million and $3.8 million, respectively.  The Company recognized a loss on the change in the fair value of this derivative of approximately $1.2 million in the quarter ended March 31, 2015, and a gain of $2.6 million in the quarter ended March 31, 2014.

Note 12.  Notes Payable-Related Parties

Notes payable – related parties at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014

Notes payable to Marvin Rosen	$1,478,081	$1,478,081
Discount on note	(171,733)	(185,203)
Total notes payable - non-related parties	$1,306,348	$1,292,878

The note payable to Marvin Rosen, the Company’s Chairman of the Board of Directors, is subordinated to the Senior Notes and the Company’s other obligations to the Lenders.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 60 days after the Senior Notes are paid in full.

For the quarter ended March 31, 2015, the Company recognized interest expense on the note of approximately $27,000, and amortization on the discount of approximately $13,000.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.     Equity Transactions

Common Stock

The Company is authorized to issue 50,000,000 shares of its common stock. As of March 31, 2015 and December 31, 2014, 7,518,900 and 7,345,028 shares of its common stock were issued and outstanding.

During the quarter ended March 31, 2015, the Company issued an aggregate of 11,667 shares of common stock to a third party for services rendered valued at $46,201. In addition, the Board of Directors declared a dividend of $319,470 related to the Company’s Series B-2 Preferred Stock, which, in accordance with the terms of the Series B-2 preferred stock, was paid in the form of 72,205 shares of common stock. Also, certain holders of our Series B-2 Preferred Stock elected to convert their 450 shares of preferred stock into an aggregate of 90,000 shares of the Company’s common stock.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. As of March 31, 2015 and December 31, 2014 there were 5,045 shares of our Series A-1, A-2 and A-4 Cumulative Convertible Preferred Stock issued and outstanding. In addition, there were 21,298 and 21,748 shares of Series B-2 Preferred Stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by the Company’s Board of Directors, on January 1 of each year. As of March 31, 2015, no dividend had been declared by the Board of Directors with respect to the Series A Preferred Stock, and the Company had accumulated approximately $4,032,834 of preferred stock dividends.

Starting on January 1, 2016, the Company has the right to force the conversion of the Series B-2 Preferred Stock into common stock at the Preferred Conversion Price; provided that the volume weighted average price for its common stock is at least $12.50 for ten consecutive trading days.  In addition, shares of Series B-2 Preferred Stock bear a cumulative 6% annual dividend payable quarterly in arrears, in cash or shares of common stock, at the option of the Company.

Note 14.    Commitments and Contingencies

Legal matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business.  Defending such proceedings can be costly and can impose a significant burden on management and employees. The Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition. As of March 31, 2015, the Company did not have any significant ongoing legal matters.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15.    Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance.

The Company has two reportable segments – “Carrier Services” and “Business Services”.  These segments are organized by the products and services that are sold and the customers that are served.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins.  The Company’s measurement of segment profit exclude the Company’s executive, administrative and support costs.  The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  The Company’s segments and their principal activities consist of the following:

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

Business Services

Through this operating segment, the Company provides cloud communications, cloud connectivity, storage and security solutions to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales program, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the results of operations of the Broadvox Transaction effective as of January 1, 2014 and of the PingTone acquisition effective as of November 1, 2014.

Operating segment information for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three months ended March 31, 2015
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$8,477,121	$16,785,917	$-	$25,263,038
Cost of revenues (exclusive of depreciation and amortization)	7,926,667	6,086,026	-	14,012,692
Gross profit	550,454	10,699,891	-	11,250,346
Depreciation and amortization	44,997	2,934,094	24,356	3,003,447
Selling, general and administrative expenses	735,480	8,008,448	992,366	9,736,294
Interest expense	-	(1,562,227)	(44,616)	(1,606,843)
Loss on change in fair value of derivative liability	-	-	(1,204,802)	(1,204,802)
Other (expenses) income		(185,158)	222,477	37,319
(Benefit) provision for income taxes	-	-	-	-
Net loss	$(230,023)	$(1,990,036)	$(2,043,664)	$(4,263,722)
Total assets	$5,223,717	$64,265,798	$1,706,229	$71,195,744
Capital expenditures	$5,366	$790,938	$-	$796,304

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2014
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$7,162,496	$15,742,333	$-	$22,904,829
Cost of revenues (exclusive of depreciation and amortization)	6,318,738	5,910,294	-	12,229,032
Gross profit	843,758	9,832,039	-	10,675,797
Depreciation and amortization	62,695	2,482,630	22,166	2,567,491
Selling, general and administrative expenses	715,848	5,962,265	1,141,284	7,819,397
Interest expense	-	(1,353,792)	(40,754)	(1,394,546)
Gain on change in fair value of derivative liability			2,609,947	2,609,947
Other (expenses) income	(41,039)	(101)	66	(41,074)
(Benefit) provision for income taxes	-	(25,000)	46,495	21,495
Net income	$24,176	$58,251	$1,359,314	$1,441,741
Total assets	$3,117,947	$58,560,013	$8,019,989	$69,697,949
Capital expenditures	$24,829	$724,753	$-	$749,582

 *The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services segments.  The amounts reflected as Corporate and Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

Note 16.    Related Party Transactions

Since March 6, 2014, the Company has engaged a third party to prepare its tax returns and to provide related tax advisory services. Larry Blum, a member of our Board of Directors, is a Senior Advisor and a former partner of the company we are using to provide the tax advisory services.

Note 17.     Fair Value Disclosures

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Non-current liabilities:
Derivative liability (see note 11)	$-	$-	$5,044,371	$5,044,371
As of December 31, 2014
Non-current liabilities:
Derivative liability (see note 11)	$-	$-	$3,839,569	$3,839,569

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Overview

Our Business

We offer a comprehensive suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offer domestic and international voice services to communications carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, Fusion is focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and unified communications, improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our cloud computing and IaaS solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by storage solutions, as well as SaaS solutions such security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud.  Fusion’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our Carrier Services segment, Fusion has agreements with approximately 270 carrier customers and vendors, and sells its voice services to other communications service providers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment.

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

Our Performance

Revenues for the three months ended March 31, 2015 were $25.3 million, an increase of $2.4 million, or 10.3%, compared to the three months ended March 31, 2014.  We had an operating loss for the first three months of 2015 of approximately $1.5 million, compared to operating income of $0.3 million in the same period of a year ago, as a result of higher depreciation and amortization expense of approximately $0.4 million and higher selling, general and administrative expense of approximately $1.9 million.   We had a net loss for the first quarter of 2015 of $4.3 million, compared to a net income of $1.4 million in the first quarter of 2014, as a result of higher interest expense in the period of approximately $1.6 million, or $0.2 million higher than the same quarter a year ago, and a recognized loss on the change in the fair value of our derivative liability of approximately $1.2 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our Outlook

Our ability to achieve positive cash flows from operations and net profitability is substantially dependent upon our ability to increase revenue in both of our business segments and, to a lesser extent, on our ability to identify further synergistic cost savings and operational efficiencies from our recent acquisitions.

Revenues from our Carrier Services segment have declined over the last few years due, in large part, to decreases in the prevailing rates charged for the termination of international traffic.  We believe these declines resulted largely from increased competition, deregulation in many of the markets we serve and the use by competitors of lower cost, Internet-based technologies.  While the market demand for international voice termination has seen a corresponding increase over the last few years, we have been unable to increase our revenues accordingly due to capacity limitations on our network switching platform and liquidity constraints.  During late 2014, we implemented new systems and equipment which increased our network capacity to levels necessary to compete in the current market environment and allow us to increase our traffic volume and, therefore, gross profit for this business segment.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	% Sales	2014	% Sales

Revenues	$25,263,038	100.0%	$22,904,829	100.0%
Cost of revenues ( exclusive of depreciation and amortization, shown separately below)	14,012,692	55.5%	12,229,032	53.4%
Gross profit	11,250,346	44.5%	10,675,797	46.6%
Depreciation and amortization	3,003,447	11.9%	2,567,491	11.2%
Selling, general and administrative expenses	9,736,294	38.5%	7,819,397	34.1%
Total operating expenses	12,739,741	50.4%	10,386,888	45.3%
Operating (loss) income	(1,489,396)	-5.9%	288,909	1.3%
Other (expenses) income:
Interest expense	(1,606,843)	-6.4%	(1,394,546)	-6.1%
(Loss) gain on change in fair value of derivative liability	(1,204,802)	-4.8%	2,609,947	11.4%
Other expenses, net	37,319	0.1%	(41,074)	-0.2%
Total other (expenses) income	(2,774,326)	-11.0%	1,174,327	5.1%
(Loss) income before income taxes	(4,263,722)	-16.9%	1,463,236	6.4%
Provision for income taxes			21,495
Net (loss) income	$(4,263,722)	-16.9%	$1,441,741	6.3%

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014 Revenues

Consolidated revenues were $25.3 million during the three months ended March 31, 2015 compared to $22.9 million during the three months ended March 31, 2014, an increase of $2.4 million, or 10.3%.

Revenues for the Business Services segment were $16.8 million for the three months ended March 31, 2015 as compared to $15.7 million for the three months ended March 31, 2014.  The increase is primarily due to the inclusion of revenues from the PingTone acquisition which was completed on October 31, 2014.

Carrier services revenue of approximately $8.5 million represents an increase of $1.3 million, or 18.4%, from the same period a year ago, mainly due to a 23% increase in overall minutes partially offset by a decrease of 4% in the blended rate per minute of traffic terminated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $14.0 million for the three months ended March 31, 2015 compared to $12.2 million for the three months ended March 31, 2014.  The increase is due to the costs attributable to revenues resulting from the PingTone acquisition in the last quarter of 2014, and higher rates for the cost of traffic terminated in the Carrier Services segment.

Consolidated gross margin was 44.5% for the three months ended March 31, 2015 compared to 46.6% in the same period for 2014. The decrease is due primarily to lower blended rate per minute and higher cost of traffic terminated in our Carrier Services segment.

Gross margin for the Business Services segment was 63.7% for the three months ending March 31, 2015 as compared to 62.5% for the three months ending March 31, 2014, as a result of the incremental revenue from PingTone and favorable mix in cost of revenues.

Gross margin for the Carrier Services segment was 6.5% for the three months ended March 31, 2015 as compared to 11.8% in the three months ended March 31, 2014.  The decrease was due to a lower blended rate per minute of traffic terminated and higher cost per minute of traffic terminated of $1.5 million, or 25% over the same period a year ago.

Depreciation and Amortization

Depreciation and amortization expense was $3.0 million for the three months ended March 31, 2015 as compared to $2.6 million during the same period a year ago, primarily due as a result of our acquisition of PingTone.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2015 was $9.7 million as compared to $7.8 million during the three months ended March 31, 2014.  The increase is the result of higher salaries and employee related benefits of approximately $1.0 million driven primarily by headcount increase as a result of our PingTone acquisition, and higher integration costs of approximately $0.6 million as a result of our Broadvox acquisition.

Operating Income (Loss)

Our operating loss for the three months ended March 31, 2015 was $1.5 million as compared to operating income of $0.3 million for the three months ended March 31, 2014.  The operating loss was due to increases in SG&A and depreciation and amortization expense.

Interest Expense

Interest expense increased by approximately $0.2 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, mainly due to an additional $5.0 million of senior debt incurred in October 2014 to finance the PingTone acquisition.

Change in Fair Value of Derivative Liability

During the quarter ended March 31, 2015, we recognized a loss on the change in fair value of our derivative liabilities in the amount of $1.2 million compared to a gain in the amount of $2.6 million in the same quarter of 2014.  These gains and losses are related to the derivatives associated with the warrants that we issued to our Senior Lenders in 2012 and 2013 and with the warrants we issued to purchasers of our preferred stock, the terms of which require them to be treated as liabilities and not equity instruments.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  The warrants are valued using the Black-Scholes pricing model and other option pricing models, such that increases to our stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases to our stock price result in a lower valuation and a gain being recorded in our income statement.  We expect that we will be subject to additional significant fluctuations in our income statement in 2015 and beyond based on changes in our stock price and the corresponding changes in fair value of our derivative liabilities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Net (Loss) Income

Net loss for the three months ended March 31, 2015 was $4.3 million as compared to $1.4 million of net income for the three months ended March 31, 2014.  The net loss was principally the result of the $1.2 million loss on the change in fair value of our derivative liability, increased SG&A expenses and cost of revenues of approximately $1.9 million and $1.8 million respectively, and interest expense of $0.2 million as compared to the same period a year ago.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. In addition, we have only recently begun to generate positive cash flow from operations.  At March 31, 2015, we had working capital of approximately $1.0 million and stockholders’ equity of $9.2 million.  At December 31, 2014, we had working capital of $2.1 million and stockholders’ equity of approximately $13.3 million.  Our consolidated cash balance at March 31, 2015 was $5.4 million as compared to $6.4 million at December 31, 2014.  While we believe that we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as and when needed.

During fiscal year 2013 and for most of fiscal year 2014, we relied primarily on the sale of our equity securities and the cash generated from the operations of our Business Services segment to fund our operations.

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of our Board of Directors, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our senior debt and other factors that our Board of Directors and senior management of the Company consider appropriate.

The holders of our Series A-1, A-2, and A-4 Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and if declared by our Board of Directors. The holders of our Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%.  These dividends can be paid, at our option, either in cash or in shares of our common stock.

As of March 31, 2015, the Board of Directors had not declared any dividends on the Company’s Series A Preferred Stock, and the Company had accumulated approximately $4.0 million of undeclared preferred stock dividends.  The Board of Directors declared a dividend of $319,470 for the three months ended March 31, 2015 related to the Company’s Series B-2 Preferred Stock, which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 72,205 shares of the Company’s common stock.

At March 31, 2015, we have approximately $43 million principal amount of our Senior Notes outstanding under the amended and restated SPA as follows:

●
Series A and B Notes.  On October 29, 2012, the Company sold the Series A Notes in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and the Series B notes in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually.  The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the acquisition of NBS.

●
Series C Notes. On December 15, 2013, the Company sold the Series C Notes in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers in connection with the Broadvox Transaction.

●
Series D Notes. On December 31, 2013, the Company sold the Series D Notes in the aggregate principal amount of $25.0 million.  The proceeds from the sale of the Series D Notes were used to finance the Broadvox acquisition.

●	Series E Notes. On October 31, 2014, contemporaneously with the completion of the acquisition of PingTone, the Company sold the Series E Notes in an aggregate principal amount of $5.0 million.

In accordance with the terms of the amended and restated SPA, the Senior Notes bear interest at an annual rate of 11.15%, with monthly principal payments of approximately $102,083 from January 2015 through October 2019 with the outstanding principal balance on all the Senior Notes payable at maturity on October 31, 2019.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In the quarter just ended, we paid interest expense on the Senior Notes of approximately $1.3 million and $1.2 million for the same period a year ago.

We have a note payable outstanding of approximately $1.3 million from Marvin Rosen, the Company’s Chairman of the Board of Directors.  This note is subordinated to the Senior Notes and the Company’s other obligations to the Senior Lenders.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 60 days after the Senior Notes are paid in full.   For the quarter just ended, the Company recognized interest expense on this note of approximately $27,000.

As set forth in the SPA, our obligations to the Senior Lenders are secured by a first priority security interest on all of the assets of our subsidiaries (including their capital stock) and by a second lien on the accounts receivable and other assets of our Carrier Services segment which continues to be operated through the parent company.  Further, subject to certain limitations, our borrower subsidiaries and Fusion have guaranteed the obligations of the borrower under the SPA, including its obligations to repay the Senior Notes.

In addition, the SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the Senior Notes, incurring additional indebtedness (as defined), making capital expenditures, dividend payments and cash distributions by subsidiaries.  As set forth in the SPA, at all times while the Senior Notes are outstanding, the Company is required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by our subsidiaries through which we provide our Business Services.  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the Senior Notes.  We do not have the financial resources to repay the Senior Notes in the event their maturity date is accelerated.

For the year ended December 31, 2014, we exceeded the limit on capital expenditures set forth in the SPA, which constituted to an event of default under terms of the Senior Notes and the SPA. On March 27, 2015, the holders of the Senior Notes waived the event of default for 2014 and amended the terms of the SPA by adjusting the threshold for 2015. As a result of the amendment, the Company was in compliance with the capital expenditure limit for the year ended December 31, 2014. As of March 31, 2015, we were in compliance with all the financial covenant provisions.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$163,108	$(376,510)
Net cash used in investing activities	(796,304)	(975,730)
Net cash (used in) provided by financing activities	(455,079)	3,567,978
Net (decrease) increase in cash and cash equivalents	(1,088,275)	2,215,738
Cash and cash equivalents, beginning of period	6,444,683	6,176,575
Cash and cash equivalents, end of period	$5,356,408	$8,392,313

Cash provided in operating activities was $0.2 million during the three months ended March 31, 2015, compared to cash used in operating activities of $0.4 million during the three months ended March 31, 2014.  The following table illustrates the primary components of our cash flows from operations:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(4,263,722)	$1,441,741
Non-cash expenses, gains and losses	4,777,940	373,179
Accounts receivable	25,470	(273,544)
Accounts payable and accrued expenses	(80,010	(1,435,234)
Other	(296,570)	(482,652)
Cash provided by (used in) operating activities	$163,108	$(376,510)

Cash used in investing activities, comprised mainly of capital expenditures, was $0.8 million for the three months ended March 31, 2015, compared to $1.0 million for the three months ended March 31, 2014.  Capital expenditures for the remainder of 2015 are expected to be approximately $1.9 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment.  A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements.

Cash used in financing activities was $0.5 million for the three months ended March 31, 2015 as compared to cash provided by $3.6 million for the three months ended March 31, 2014.  For the quarter ended March 31, 2015, the use of cash was the result of debt service payments to our equipment financing obligations and Senior Notes of $148,829 and $306,250, respectively.  In the first quarter of 2014, we raised approximately $4.0 million, net of offering expenses, from the sale of our equity securities and made debt service payments of approximately $0.4 million.

Other Matters

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

Off Balance Sheet Arrangements

At March 31, 2015, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. The primary risk of the Company is its ability to attract new capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with its senior debt agreements, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, natural disasters, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by the Company from time to time in its filings with the SEC.  However, the risks included should not be assumed to be the only things that could affect future performance.

All forward-looking statements included are made as of the date hereof, based on information available to as of the date thereof, and the Company assumes no obligation to update any forward-looking statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There have been no material changes to our risk factors from those previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter covered by this report, the Company issued 11,667 shares of common stock valued at approximately $46,000 to a third party as payment for services rendered.

The shares were issued under the terms of a consulting agreement between the Company and the third party. The third-party consultant represented that it (a) was an "accredited investor" (b) was acquiring the shares for its own account, without a view towards distribution or resale, except in compliance with the Securities Act of 1933, as amended (the "Securities Act") and (c) had sufficient knowledge and experience in business and financial matters that it was able to understand the risks and merits of acquiring the shares. In addition, the consultant had access to business and financial information concerning the Company and the certificate(s) evidencing the shares contained a legend restricting transferability of the shares under the Securities Act. Issuance of these shares was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.62	Waiver and First Amendment to Second Amended and Restated Securities Purchase Agreement and Security Agreement, dated March 27, 2015 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

May 14, 2015	By:	/s/ Gordon Hutchins, Jr.
Gordon Hutchins, Jr.
President, Chief Operating Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.62	Waiver and First Amendment to Second Amended and Restated Securities Purchase Agreement and Security Agreement, dated March 27, 2015 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.