Form 10-Q
period 2015-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2015-08-13
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 12, 2015.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	8,231,567

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,417,858	$6,444,683
Accounts receivable, net of allowance for doubtful accounts of approximately $452,098 and $245,000, respectively	7,167,733	7,087,599
Prepaid expenses and other current assets	1,384,088	927,772
Total current assets	12,969,679	14,460,054
Property and equipment, net	14,048,966	13,478,912
Other assets:
Security deposits	648,998	648,998
Restricted cash	1,164,810	1,164,381
Goodwill	10,397,460	10,397,460
Intangible assets, net	28,728,209	32,432,416
Other assets	1,013,675	1,165,273
Total other assets	41,953,152	45,808,528
TOTAL ASSETS	$68,971,797	$73,747,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$1,225,432	$1,225,000
Equipment financing obligations	904,161	662,131
Accounts payable and accrued expenses	11,322,088	10,471,514
Total current liabilities	13,451,681	12,358,645
Long-term liabilities:
Notes payable - non-related parties, net of discount	41,035,730	41,263,934
Notes payable - related parties	1,320,227	1,292,878
Equipment financing obligations	1,862,724	1,702,704
Derivative liabilities	2,533,421	3,839,569
Total liabilities	60,203,783	60,457,730
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
24,210 and 26,793 shares issued and outstanding	242	268
Common stock, $0.01 par value, 50,000,000 shares authorized,
8,224,482 and 7,345,028 shares issued and outstanding	82,244	73,449
Capital in excess of par value	175,965,069	175,519,459
Accumulated deficit	(167,279,541)	(162,303,412)
Total stockholders' equity	8,768,014	13,289,764
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,971,797	$73,747,494

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$25,063,695	$23,140,973	$50,326,733	$46,045,802
Cost of revenues (exclusive of depreciation and amortization, shown separately below)	13,813,616	12,747,441	27,826,308	24,976,473
Gross profit	11,250,080	10,393,532	22,500,426	21,069,329
Depreciation and amortization	3,039,758	2,597,978	6,043,205	5,165,469
Selling, general and administrative expenses (including stock-based compensation of approximately $116,000 and $73,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $239,000 and $142,000 for the six months ended June 30, 2015 and 2014, respectively)	9,857,721	7,825,494	19,594,015	15,644,891
Total operating expenses	12,897,478	10,423,472	25,637,219	20,810,360
Operating (loss) income	(1,647,399)	(29,940)	(3,136,794)	258,969
Other (expenses) income:
Interest expense	(1,608,709)	(1,597,215)	(3,215,552)	(2,991,761)
Gain (loss) on change in fair value of derivative liability	2,510,950	(690,878)	1,306,148	1,919,069
Other income (expense), net	32,750	719	70,069	(40,355)
Total other income (expenses)	934,991	(2,287,374)	(1,839,335)	(1,113,047)
Loss before income taxes	(712,408)	(2,317,314)	(4,976,129)	(854,078)
Provision for income taxes	-	151,583	-	173,078
Net loss	(712,408)	(2,468,897)	(4,976,129)	(1,027,156)
Preferred stock dividends in arrears	(388,098)	(443,194)	(807,086)	(885,282)
Net loss attributable to common stockholders	$(1,100,506)	$(2,912,091)	$(5,783,215)	$(1,912,438)

Basic and diluted loss per common share	$(0.30)	$(0.39)	$(0.79)	$(0.38)

Weighted average common shares outstanding:
Basic and diluted	8,461,794	6,876,617	8,311,499	6,842,532

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	$	Shares	$
Balance at December 31, 2014	26,793	$268	7,345,028	$73,449	$175,519,459	$(162,303,412)	$13,289,764
Net loss						(4,976,129)	(4,976,129)
Conversion of preferred stock into common stock	(2,583)	(26)	605,350	6,054	(6,028)		-
Dividends on preferred stock			215,937	2159	(2,159)		-
Issuance of common stock for services rendered			58,167	582	215,029		215,611
Stock-based compensation associated with stock incentive plans					238,768		238,768
Balance at June 30, 2015	24,210	$242	8,224,482	$82,244	$175,965,069	$(167,279,541)	$8,768,014

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,976,129)	$(1,027,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,043,205	5,165,469
Loss on disposal of property	-	84,373
Bad debt expense	225,000	222,856
Stock-based compensation	238,768	142,140
Stock and warrants issued for services rendered or in settlement of liabilities	215,611	37,542
Amortization of debt discount and deferred financing fees	507,690	579,541
Gain in the change in fair value of derivative liability	(1,306,148)	(1,919,069)
Changes in operating assets and liabilities:
Accounts receivable	(305,135)	(910,798)
Prepaid expenses and other current assets	(456,315)	(862,851)
Other assets	155,190	(46,870)
Deferred tax liability	-	147,341
Accounts payable and accrued expenses	156,308	(1,521,179)
Net cash provided by operating activities	498,045	91,339

Cash flows from investing activities:
Purchase of property and equipment	(1,859,265)	(1,817,707)
Proceeds from the sale of property and equipment	-	46,116
Payment of obligations related to purchase price of acquisitions	-	(226,148)
Returns of security deposits	-	2,000,000
Payment of security deposits	-	(10,990)
Change in restricted cash	-	(136)
Net cash used in investing activities	(1,859,265)	(8,865)

Cash flows from financing activities:
Proceeds from the sale of preferred stock and warrants, net	-	3,984,426
Proceeds from the accounts receivable factoring arrangement	1,078,576	1,102,724
Repayments of borrowings related to the accounts receivable factoring arrangement	(769,517)	(887,824)
Payments on equipment financing obligations	(361,948)	(173,832)
Repayments of notes payable - related parties	-	(185,714)
Repayments of notes payable - non-related parties	(612,716)	(312,500)
Net cash (used in) provided by financing activities	(665,605)	3,527,280
Net change in cash and cash equivalents	(2,026,825)	3,609,754
Cash and cash equivalents, beginning of period	6,444,683	6,176,575
Cash and cash equivalents, end of period	$4,417,858	$9,786,329

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Organization and Business

Fusion Telecommunications International, Inc. (“Fusion” and together with its subsidiaries, the “Company”) is a Delaware corporation.  The Company is a provider of integrated cloud solutions, including cloud voice, cloud connectivity, cloud storage and security to businesses of all sizes, and IP-based domestic and international voice services.  The Company currently operates in two business segments, ‘Business Services’ and ‘Carrier Services’.

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

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

For a detailed discussion of significant accounting policies, please refer to our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our accounting policies during the quarter ended June 30, 2015.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. As of June 30, 2015 and December 31, 2014, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash

Restricted cash consists primarily of cash held in reserve as required by the terms of the second amended and restated securities purchase agreement (the "SPA")  and certificates of deposit that serve to collateralize outstanding letters of credit for one of our non-cancellable operating leases. Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted cash at June 30, 2015 and December 31, 2014 includes $1,000,000 of cash held in reserve as required by the terms of the SPA, and certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $164,000.  The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

Fair value of Financial Instruments

At June 30, 2015 and December 31, 2014, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Long-Lived Asset Impairment

The Company periodically reviews long-lived assets, including intangible assets subject to amortization, for possible impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by such asset or asset group. If the undiscounted cash flows are less than the carrying amount of the asset or asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record any impairment charges during the six months ended June 30, 2015 or 2014, as there were no indicators of impairment.

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

Under the goodwill two-step quantitative impairment test, the Company reviews for impairment the fair value of each reporting unit to its carrying value. The Company has determined that its reporting units are its operating segments (See Note 15).  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, then the second step would be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Goodwill at June 30, 2015 and December 31, 2014 was approximately $10.4 million.  All of the Company’s goodwill is attributable to its ‘Business Services’ segment.  There was no change in goodwill as a result of adjustments to purchase price allocations of previous acquisitions during the quarter ended June 30, 2015. There was no impairment charge recorded for goodwill during the six months ended June 30, 2015 or 2014, as there were no indicators of impairment.

Advertising and Marketing Costs

Costs related to advertising and marketing are expensed as incurred and included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s advertising and marketing expense was approximately $122,000 and $33,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $234,000 and $77,000 for the six months ended June 30, 2015 and 2014, respectively.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015 and December 31, 2014.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010 and its tax returns may be subject to review and

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adjustment at a later date based on factors including, but not limited to, on-going analyses of, and changes to, tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of June 30, 2015 and December 31, 2014.  During the three and six months ended June 30, 2015 and 2014, the Company recognized no adjustments for uncertain tax positions.

Stock-Based Compensation

The Company recognizes expense for its employee stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions. Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related stock-based compensation award. In addition, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measurement.

New and Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standard Board the (“FASB”) issued guidance clarifying the circumstances under which an entity would account for fees paid in a cloud computing arrangement as a license of internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

 In May 2014, the FASB issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance by one year. As such, this guidance will be effective on January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Earnings per share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders, adjusted by approximately $1.5 million gain and $0.2 million loss on the fair value of the Company’s derivative liability for the three months ended June 30, 2015 and 2014, and $0.7 million gain for the six months ended June 30, 2015 and 2014, respectively, that is attributable to 728,333 outstanding warrants with a nominal exercise price and dividends on preferred stock, by (ii) the weighted-average number of common shares outstanding during the period, increased by the number of common shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator
Loss available to common stockholders	$(712,408)	$(2,468,897)	$(4,976,129)	$(1,027,156)
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(100,623)	(100,624)	(200,141)	(200,141)
Dividends declared on Series B-2 Convertible Preferred Stock	(287,475)	(342,570)	(606,945)	(685,141)
(Gain) loss on nominal warrants	(1,456,666)	218,515	(742,900)	(688,256)
Loss attributable to common stockholders	$(2,557,172)	$(2,693,576)	$(6,526,115)	$(2,600,694)

Denominator
Basic and diluted weighted average common shares outstanding	8,461,794	6,876,617	8,311,499	6,842,532
Loss per share
Basic and diluted	$(0.30)	$(0.39)	$(0.79)	$(0.38)

For the six months ended June 30, 2015 and 2014, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Six Months Ended
	June 30,
	2015	2014
Warrants	3,132,707	3,565,583
Convertible preferred stock	3,999,398	4,726,572
Stock options	682,234	386,333
	7,814,339	8,678,488

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred Stock”) of approximately $100,000 for the three months ended June 30, 2015 and 2014, and approximately $200,000 for the six months ended June 30, 2015 and 2014.  As of June 30, 2015, Fusion’s Board of Directors had not declared any dividends on the Series A Preferred Stock, and the Company had accumulated approximately $4,133,458 of preferred stock dividends.  Fusion’s Board of Directors has declared a dividend of $287,475 and $606,945 for the three and six months ended June 30, 2015, related to the Company’s Series B-2 Preferred Stock, which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 143,732 and 215,937 shares of common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.      Intangible Assets

Intangible assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014

Trademarks and tradename	$1,093,400	$1,093,400
Proprietary technology	5,781,000	5,781,000
Non-compete agreements	9,852,100	9,852,100
Customer relationships	24,897,800	24,897,800
Favorable lease intangible	218,000	218,000
	41,842,300	41,842,300
Less: accumulated amortization	(13,114,091)	(9,409,884)
Intangible assets, net	$28,728,209	$32,432,416

Amortization expense was $1.9 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and for the six months ended June 30, 2015 and 2014 was $3.7 million and $3.3 million, respectively.  Estimated future aggregate amortization expense is expected to be as follows:

Year	Estimated Annual Amortization Expense

2015	$3,523,262
2016	$3,587,246
2017	$3,454,097
2018	$2,729,701
2019	$1,895,455

Note 5.    Stock–based compensation

The Company's stock-based compensation plan provides for the issuance of stock options to the Company’s employees, officers, and directors. The Compensation Committee of Fusion’s Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plan.

The following weighted average assumptions were used to determine the fair value of the stock options granted under the Company’s stock-based compensation plan using the Black-Scholes option-pricing model:

	Six months ended June 30,

	2015	2014
Dividend yield (%)	0.0	0.0
Expected volatility (%)	112.6	137.2
Average Risk-free interest rate (%)	1.69	2.34
Expected life of stock option term (years)	7.82	8.08

The Company recognized compensation expense of approximately $116,000 and $239,000 for the three and six months ended June 30, 2015, respectively, and $73,000 and $142,000 for the three and six months ended June 30, 2014, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price

Oustanding at December 31, 2014	607,877	$8.00
Granted	108,730	$3.71
Exercised	-	$-
Forfeited	(26,318)	$4.59
Expired	$(8,055)	$31.41
Outstanding at June 30, 2015	682,234	$7.09
Exercisable at June 30, 2015	204,561	$14.58

As of June 30, 2015, the Company had approximately $1.0 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s stock-based compensation plan, which is expected to be recognized over a weighted-average period of 2.1 years.

Note 6.     Supplemental Disclosure of Cash Flow Information

The following table summarizes the Company’s supplemental cash flows information:

	Six Months Ended June 30,
Supplemental Cash Flow Information	2015	2014
Cash paid for interest	$2,680,029	$2,749,360
Cash paid for income taxes	$-	$21,495

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	$764,991	$49,090
Dividend on Series B-2 preferred stock paid with the issuance of common stock	$215,937	$123,833
Conversion of preferred stock into common stock	$2,583,000	$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.     Prepaid Expenses and Other Current Assets

The following table sets forth the items in prepaid expenses and other current assets:

	June 30,	December 31,
	2015	2014

Insurance	$88,001	$61,004
Rent	109,902	54,209
Marketing	57,598	34,482
Sofware subscriptions	588,705	502,696
Real estate taxes and other taxes	98,036	-
Due from factoring party	99,417	-
Commissions	22,000	23,015
Other	320,429	252,366
	$1,384,088	$927,772

Note 8.      Accounts Payable and Accrued Expenses

The following table sets forth the items in accounts payable and accrued expenses:

	June 30,	December 31,
	2015	2014

Trade accounts payable	$2,788,089	$3,028,902
Accrued bonus	603,750	575,000
Professional and consulting fees	96,690	132,521
Property and other taxes	409,075	238,368
Accrued network costs	1,224,880	1,384,159
Rent	129,903	131,627
Accrued Universal Service Fund fees	1,063,712	538,302
Customer deposits	392,314	-
Due to factoring party	408,475	-
Accrued payroll and vacation	453,027	250,574
Accrued sales and federal excise taxes	1,842,489	1,722,554
Accrued sales commissions	763,421	864,928
Interest payable	33,518	33,341
Deferred revenue	655,396	729,618
Other	457,349	841,620
	$11,322,088	$10,471,514

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.      Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations.  These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 4% and 11%.  The Company’s equipment financing obligations are as follows:

	June 30,	December 31,
	2015	2014

Equipment financing obligations	$2,766,885	$2,364,835
Less: current portion	(904,161)	(662,131)
Long-term portion	$1,862,724	$1,702,704

Note 10.    Notes Payable – Non-Related Parties

Notes payable – non-related at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014

Senior Notes	$45,553,951	$46,166,667
Discount on Senior Notes	(3,292,789)	(3,677,733)
Total notes payable - non-related parties	42,261,162	42,488,934
Less: current portion	(1,225,432)	(1,225,000)
Long-term portion	$41,035,730	$41,263,934

Note 11.     Derivative Liability

As part of various debt and equity financing transactions and other agreements, the Company has issued warrants to purchase shares of Fusion’s common stock. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”).  For warrant instruments that do not meet an exclusion from derivative accounting, the Company classifies the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.  The fair values of the warrants have been estimated using Black-Scholes and other valuation models, and the quoted market price of Fusion’s common stock.

The following assumptions were used to determine the fair value of the warrants for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Stock price ($)	2.13	5.30
Exercise price ($)	0 - 6.25	0 - 6.25
Risk-free interest rate (%)	2.07 - 2.35	2.53
Expected volatility (%)	112.6	135.1
Time to maturity (years)	7.3 - 8.5	8.3 - 9.5

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2015 and December 31, 2014, the fair value of the derivative was $2.5 million and $3.8 million, respectively.  For the three months ended June 30, 2015 and 2014, the Company recognized a gain on the change in the fair value of this derivative of approximately $2.5 million and a loss of approximately $0.7 million, respectively, and a gain of approximately $1.3 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.

Note 12.  Notes Payable-Related Parties

Notes payable – related parties at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014

Notes payable to Marvin Rosen	$1,478,081	$1,478,081
Discount on note	(157,854)	(185,203)
Total notes payable - non-related parties	$1,320,227	$1,292,878

The note payable to Marvin Rosen, the Company’s Chairman of the Board of Directors, is subordinated to the Company’s senior note obligations and the Company’s other obligations to its senior lenders under the SPA.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 60 days after the Company’s senior notes obligations are paid in full.

For the six months ended June 30, 2015, the Company recognized interest expense on the note of approximately $53,000, and amortization on the discount of approximately $27,000.

Note 13.     Equity Transactions

Common Stock

Fusion is authorized to issue 50,000,000 shares of its common stock. As of June 30, 2015 and December 31, 2014, 8,224,482 and 7,345,028 shares of its common stock were issued and outstanding, respectively.

During the six months ended June 30, 2015, Fusion issued an aggregate of 58,167 shares of common stock to third party consultants for services rendered valued at $215,611. In addition, the Fusion Board of Directors declared aggregate dividends of $606,945 related to Fusion’s Series B-2 preferred stock, which, as permitted by the terms of the Series B-2 preferred stock, was paid in the form of 215,937 shares of Fusion’s common stock. Also, certain holders of Series B-2 preferred stock elected to convert 2,583 shares of their Series B-2 preferred stock into an aggregate of 605,350 shares of Fusion’s common stock.

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. As of June 30, 2015 and December 31, 2014, there were 5,045 shares of Fusion’s Series A-1, A-2 and A-4 cumulative convertible preferred stock issued and outstanding. In addition, as of June 30, 2015 and December 31, 2014 there were 19,165 and 21,748 shares of Series B-2 preferred stock issued and outstanding, respectively.

The holders of the Series A preferred stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by Fusion’s Board of Directors, on January 1 of each year. As of June 30, 2015, no dividend had been declared by the Fusion Board of Directors with respect to the Series A preferred stock, and the Company had accumulated approximately $4,133,458 of preferred stock dividends. In addition, shares of Series B-2 preferred stock bear a cumulative 6% annual dividend payable quarterly in arrears, in cash or shares of common stock, at the option of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commencing on January 1, 2016, Fusion has the right to force the conversion of the Series B-2 preferred stock into common stock at the specified preferred conversion price; provided that the volume weighted average price for its common stock is at least $12.50 for ten consecutive trading days.

Note 14.    Commitments and Contingencies

Legal matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business.  Defending such proceedings can be costly and can impose a significant burden on the Company’s management and its other employees. The Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition. As of June 30, 2015, the Company did not have any significant ongoing legal matters.

Note 15.    Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance.

The Company has two reportable segments – “Carrier Services” and “Business Services”.  These segments are organized by the products and services that are sold and the customers that are served.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins.  The Company’s measurement of segment gross profit exclude the Company’s executive, administrative and support costs.  The accounting policies of the segments are the same as those described in Note 2, Summary of  Significant Accounting Policies, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  The Company’s segments and their principal activities consist of the following:

Carrier Services

Carrier Services includes the termination of domestic and international carrier traffic utilizing primarily Voice over Internet Protocol (“VoIP”) technology.  VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than other technologies.  The Company currently interconnects with over 270 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets.

Business Services

Through this operating segment, the Company provides cloud communications, cloud connectivity, storage and security solutions to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the Company’s acquisition of PingTone Communications effective as of November 1, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating segment information for the three and six months ended June 30, 2015 and 2014 is summarized in the following table:

	Three months ended June 30, 2015
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$9,020,449	$16,043,246	$-	$25,063,696
Cost of revenues (exclusive of depreciation and amortization)	7,971,898	5,841,717	-	13,813,616
Gross profit	1,048,551	10,201,529	-	11,250,080
Selling, general and administrative expenses	1,336,207	7,731,305	790,209	9,857,721
Interest expense	(91,191)	(1,081,792)	(435,726)	(1,608,709)
Gain on change in fair value of derivative liability	-	-	2,510,950	2,510,950
Other income (expenses)	408,937	(153,710)	(222,477)	32,750
Net (loss) income	$(15,835)	$(1,742,787)	$1,046,214	$(712,408)
Total assets	$1,719,940	$62,469,874	$4,781,983	$68,971,797

	Six months ended June 30, 2015
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$17,497,571	32,829,163	$-	$50,326,733
Cost of revenues (exclusive of depreciation and amortization)	15,898,565	11,927,743	-	27,826,308
Gross profit	1,599,006	20,901,420	-	22,500,426
Depreciation and amortization	90,922	5,911,602	40,680	6,043,204
Interest expense	(91,191)	(2,644,019)	(480,342)	(3,215,552)
Gain on change in fair value of derivative liability	-	-	1,306,148	1,306,148
Other income (expenses)	408,937	(338,868)		70,069
Net loss	$(245,857)	$(3,732,823)	$(997,449)	$(4,976,129)

Capital expenditures	$31,344	$1,827,921	$-	$1,859,265

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2014
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$7,510,875	$15,630,098	$-	$23,140,973
Cost of revenues (exclusive of depreciation and amortization)	6,714,319	6,033,122	-	12,747,441
Gross profit	796,556	9,596,976	-	10,393,532
Depreciation and amortization	53,503	2,522,472	22,003	2,597,978
Selling, general and administrative expenses	725,383	5,878,297	1,221,814	7,825,494
Interest expense	-	(1,400,275)	(196,940)	(1,597,215)
Loss on change in fair value of derivative liability	-	-	(690,878)	(690,878)
Other (expenses) income	(52,997)	(25,556)	79,272	719
Provision for income taxes	-	-	151,583	151,583
Net loss	$(35,327)	$(229,624)	$(2,203,946)	$(2,468,897)
Total assets	$5,040,316	$58,293,657	$6,720,174	$70,054,147

	Six months ended June 30, 2014
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$14,673,371	$31,372,431	$-	$46,045,802
Cost of revenues (exclusive of depreciation and amortization)	13,033,057	11,943,416	-	24,976,473
Gross profit	1,640,314	19,429,015	-	21,069,329
Depreciation and amortization	116,198	5,005,102	44,169	5,165,469
Selling, general and administrative expenses	1,441,232	11,840,301	2,363,358	15,644,891
Interest expense	-	(2,754,067)	(237,694)	(2,991,761)
Gain on change in fair value of derivative liability			1,919,069	1,919,069
Other (expenses) income	(94,037)	(26,656)	80,338	(40,355)
Provision for income taxes	-	-	173,078	173,078
Net loss	$(11,153)	$(197,111)	$(818,892)	$(1,027,156)

Capital expenditures	$56,995	$1,760,712	$-	$1,817,707

 *The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services segments.  The amounts reflected as Corporate and Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

Note 16.    Related Party Transactions

Since March 6, 2014, the Company has engaged a third party to prepare its tax returns and to provide related tax advisory services. Larry Blum, a member of Fusion’s Board of Directors, is a Senior Advisor and a former partner of the third party that the Company is using to provide tax advisory services.

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Non-current liabilities:
Derivative liability (see note 11)	$-	$-	$2,533,421	$2,533,421
As of December 31, 2014
Non-current liabilities:
Derivative liability (see note 11)	$-	$-	$3,839,569	$3,839,569

Changes in the derivative warrant liability for the six months ended June 30, 2015 are as follows:

Balance at December 31, 2014	$3,839,569
Gain for the period:
Included in net loss	(1,306,148)
Balance at June 30, 2015	$2,533,421

Note 18.     Subsequent Events

On June 16, 2015, the Company and the senior lenders entered into a Second Amendment to the SPA whereby the senior lenders agreed, among other things, to (i) increase the amount of our capital lease indebtedness to  $7.0 million, (ii) extend to July 31, 2015, the date by which we are required to satisfy the minimum cash commitment, (iii) extend to September 30, 2015, the date by which EBITDA at Fusion must equal or exceed  EBITDA at Fusion’s subsidiaries.  In the Second Amendment, we also agreed to sell at least $3.0 million of Fusion equity securities by July 31, 2015 on terms reasonably satisfactory to the senior lenders.  As of July 31, 2015, we failed to sell the required equity securities and we also failed to meet the minimum cash commitment.  In addition, we were not in compliance with our minimum EBITDA and Fixed Charge Coverage Ratio covenants for the three months ended June 30, 2015.  On August 13, 2015, the holders of our senior notes waived our events of default with respect to the minimum EBITDA and Fixed Charge Coverage Ratio obligations and extended to September 30, 2015 the date by which we must raise $3.0 million of additional capital from the sale of Fusion equity and our obligation to satisfy the minimum cash commitment.   As a result of this waiver and amendment, we were in compliance with our obligations under the SPA as of June 30, 2015.  We are in active discussion with potential equity investors regarding the $3.0 million investment in Fusion, with our senior lenders concerning permanent adjustments to our existing covenants, and with other financing sources concerning a new senior debt facility.  We are unable to provide any assurance, however, that any of these discussions will result in final agreement(s) or that the terms and conditions of any such agreements will be acceptable to us.

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

Overview

Our Business

We offer a comprehensive suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offer domestic and international VoIP services to communications carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, we are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and unified communications, improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our cloud computing and IaaS solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by storage solutions, as well as SaaS solutions such security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud.  Fusion’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our Carrier Services segment, we have agreements with over 270 carrier customers and vendors, and sells its domestic and international voice services to other communications service providers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment.

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

Our Performance

Revenues for the three months ended June 30, 2015 were $25.0 million, an increase of $1.9 million, or 8.3%, compared to the three months ended June 30, 2014.  Our operating loss for the three months ended June 30, 2015 was $1.7 million, compared to an operating loss of $30,000 in the same period a year ago, as a result of higher salaries and payroll benefits of approximately $1.3 million and depreciation and amortization expense of approximately $0.4 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

We had a net loss for the three months ended June 30, 2015 of $0.7 million, compared to a net loss of $2.5 million for the three months ended June 30, 2014, the improvement in net loss was primarily a result of the gain in the change in the fair value of our derivative liability of approximately $2.5 million.

Revenues for the six months ended June 30, 2015 were $50.3 million, an increase of $4.3 million, or 9.3%, compared to the six months ended June 30, 2014.  Our operating loss for the six months ended June 30, 2015 was $3.1 million, as compared to an operating income of $0.3 million in the same period a year ago, mainly due to higher salaries and payroll benefits of approximately $2.3 million and depreciation and amortization expense of $0.9 million.  We had a net loss for the six months ended June 30, 2015 of $4.9 million, as compared to net loss of $1.0 million for the six months ended June 30, 2014, primarily a result of higher interest expense, depreciation and amortization, and selling, general and administrative expenses.

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% Sales	2014	% Sales	2015	% Sales	2014	% Sales

Revenues	$25,063,695	100.0%	$23,140,973	100.0%	$50,326,733	100.0%	$46,045,802	100.0%
Cost of revenues*	13,813,616	55.1%	12,747,441	55.1%	27,826,308	55.3%	24,976,473	54.2%
Gross profit	11,250,080	44.9%	10,393,532	44.9%	22,500,426	44.7%	21,069,329	45.8%
Depreciation and amortization	3,039,758	12.1%	2,597,978	11.2%	6,043,205	12.0%	5,165,469	11.2%
Selling, general and administrative expenses	9,857,721	39.3%	7,825,494	33.8%	19,594,015	38.9%	15,644,891	34.0%
Total operating expenses	12,897,478	51.5%	10,423,472	45.0%	25,637,219	50.9%	20,810,360	45.2%
Operating (loss) income	(1,647,399)	-6.6%	(29,940)	-0.1%	(3,136,794)	-6.2%	258,969	0.6%
Other (expenses) income:
Interest expense	(1,608,709)	-6.4%	(1,597,215)	-6.9%	(3,215,552)	-6.4%	(2,991,761)	-6.5%
Gain (loss) on change in fair value of derivative liability	2,510,950	10.0%	(690,878)	-3.0%	1,306,148	2.6%	1,919,069	4.2%
Other expenses, net	32,750	0.1%	719	0.0%	70,069	0.1%	(40,355)	-0.1%
Total other income (expenses)	934,991	3.7%	(2,287,374)	-9.9%	(1,839,335)	-3.7%	(1,113,047)	-2.4%
Loss before income taxes	(712,408)	-2.8%	(2,317,314)	-10.0%	(4,976,129)	-9.9%	(854,078)	-1.9%
Provision for income taxes	-	0%	151,583	0.7%	-	0%	173,078	0.4%
Net loss	$(712,408)	-2.8%	$(2,468,897)	-10.7%	$(4,976,129)	-9.9%	$(1,027,156)	-2.2%

*Exclusive of depreciation and amortization, shown separately below.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenues

Consolidated revenues were $25.0 million during the three months ended June 30, 2015 compared to $23.1 million during the three months ended June 30, 2014, an increase of $1.9 million, or 8.3%.

Revenues for the Business Services segment were $16.0 million for the three months ended June 30, 2015 as compared to $15.6 million for the three months ended June 30, 2014.  The increase is primarily due to the inclusion of revenues from our acquisition of PingTone which was completed on October 31, 2014.

Carrier Services revenue of approximately $9.0 million represents an increase of $1.5 million, or 20.1%, from the same period a year ago, mainly due to a 35% increase in overall traffic volume partially offset by a decrease of 11% in the blended per minute rate of traffic terminated.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $13.8 million for the three months ended June 30, 2015 as compared to $12.7 million for the three months ended June 30, 2014.  The increase was primarily due to higher cost of traffic terminated in the Carrier Services segment of approximately $1.3 million slightly offset by a decrease of $0.2 million in the costs incurred by the Business Services segment.

For the three months ended June 30, 2015, consolidated gross margin remained unchanged at 44.9%, as compared to the same three month period a year ago.

Gross margin for the Business Services segment was 63.6% for the three months ending June 30, 2015 as compared to 61.4% for the three months ending June 30, 2014, as a result of the incremental revenue from PingTone and a favorable mix in cost of revenues.

Gross margin for the Carrier Services segment was 11.6% for the three months ended June 30, 2015 as compared to 10.6% in the three months ended June 30, 2014.  This increase was due to an approximately 35% increase in minutes of traffic terminated and a decrease of approximately 12% in the cost per minute of traffic terminated over the same period a year ago.

Depreciation and Amortization

Depreciation and amortization expense was $3.0 million for the three months ended June 30, 2015 as compared to $2.6 million during the same period a year ago, primarily due to our acquisition of PingTone.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2015 was $9.9 million as compared to $7.8 million for the three months ended June 30, 2014.  This increase is the result of higher salaries and employee related benefits of approximately $1.1 million driven primarily by headcount increase as a result of our PingTone acquisition, professional and consulting fees of $0.09 million, integration costs of approximately $0.3 million associated with our Broadvox and Pingtone acquisitions, and office and general expenses of $0.10 million.

Operating Loss

Our operating loss for the three months ended June 30, 2015 was $1.7 million as compared to an operating loss of $30,000 for the three months ended June 30, 2014.  The increase in operating loss was due to increases in SG&A and depreciation and amortization expense.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Interest Expense

Interest expense increased by approximately $11,000 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, mainly due to an additional $5.0 million of senior debt incurred in October 2014 to finance the PingTone acquisition.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2015, we recognized a gain on the change in fair value of our derivative liability in the amount of $2.5 million compared to a loss in the amount of $0.7 million for the same period in 2014.  These gains and losses are related to the derivatives associated with the warrants that we issued to our senior lenders in 2012 and 2013 and with the warrants we issued to purchasers of our preferred stock, the terms of which require them to be treated as liabilities and not equity instruments.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  The warrants are valued using the Black-Scholes pricing model and other option pricing models, such that increases to our stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases to our stock price result in a lower valuation and a gain being recorded in our income statement.  We expect that we will be subject to additional significant fluctuations in our income statement in 2015 and beyond based on changes in our stock price and the corresponding changes in fair value of our derivative liabilities.

Net Loss

Net loss for the three months ended June 30, 2015 was $0.7 million as compared to a net loss of $2.5 million for the three months ended June 30, 2014, an improvement of approximately $1.8 million. This improvement was primarily a result of the gain on the change in the fair value of our derivative liability of approximately $2.5 million.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenues

Consolidated revenues were $50.3 million for the six months ended June 30, 2015 compared to $46.0 million for the six months ended June 30, 2014, an increase of $4.3 million, or 9.3%.

Revenues for the Business Services segment increased by $1.5 million in 2015 to $32.8 million from $31.3 million in 2014, mainly as the result of the inclusion of revenues from the PingTone acquisition which was completed on October 31, 2014.

Carrier Services revenue of $17.5 million represents an increase of $2.8 million, or 19.2%, from a year ago, as a result of a 29% increase in the volume of traffic terminated over our network offset by a 7% decrease in the blended rate realized per minute of traffic terminated.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $27.8 million for the six months ended June 30, 2015 compared to $24.9 million for the six months ended June 30, 2014.  This increase was primarily due to higher cost of traffic terminated in the Carrier Services segment of $2.9 million.

Consolidated gross margin was 44.7% in the six months ended June 30, 2015 compared to 45.8% in the six months ended June 30, 2014. The increase is due to the higher mix of Business Services revenue resulting from the PingTone acquisition.

Gross Margin for the Business Services segment was 63.7% in the first six months of 2015 compared to 61.9% in the first six months of 2014, as a result of the incremental revenue from PingTone of approximately $1.5 million and a favorable mix in improvement in the cost of revenues of approximately $16,000.

Gross margin for the Carrier Services business segment was 9.1% for the six months ended June 30, 2015 compared to 11.2% in the six months ended June 30, 2014, primarily due to a 5% decrease in the blended rate of per minute traffic terminated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and amortization increased by approximately $0.9 million to $6.1 million for the six months ended June 30, 2015 from $5.2 million during the same period of a year ago, mainly as a result of the Pingtone acquisition that contributed approximately $85,000 and $400,000 in depreciation and amortization expense.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The increase is the result of higher salaries and employee related benefits of approximately $2.1 million driven primarily by headcount increase as a result of the PingTone acquisition, office and general expenses of $0.2 million, and higher integration costs of approximately $1.0 million as a result of the Broadvox and PingTone acquisitions.

Operating Loss

Our operating loss was $3.1 million for the six months ending June 30, 2015 as compared to an operating income of $0.3 million for the same period of a year ago.  The operating loss is driven primarily by an increase in SG&A of approximately $3.9 million and depreciation and amortization expense of $0.9 million.

Interest Expense

Interest expense increased by $0.2 million in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, mainly due to an additional $5.0 million of senior debt incurred in October 2014 to finance the PingTone acquisition.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative was a gain of $1.3 million in the six months ended June 30, 2015 compared to a gain of $1.9 million the six months ended June 30, 2014.  This change is due to the decrease in Fusion's stock price during these periods, which decreases the value of our derivative liability.

Net Loss

Our net loss was $4.9 million for the six months ended June 30, 2015 compared to a net loss of $1.0 million in the same period of a year ago, mainly due to the increase in SG&A of approximately $3.9 million and depreciation and amortization expense of $0.9 million, partially offset by the increase in the gain on the change of the fair value of our derivative liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. In addition, we have only recently begun to generate positive cash flow from operations.  At June 30, 2015, we had negative working capital of $482,000 and stockholders’ equity of approximately $8.8 million.  At December 31, 2014, we had working capital of $2.1 million and stockholders’ equity of approximately $13.3 million.  Our consolidated cash balance at June 30, 2015 was $4.4 million as compared to $6.4 million at December 31, 2014.  While we believe that we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as and when needed.

During fiscal year 2013 and for most of fiscal year 2014, we relied primarily on the sale of our equity securities and the cash generated from the operations of our Business Services segment to fund our operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of Fusion’s Board of Directors, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our senior debt and other factors that our Board of Directors and senior management of the Company consider appropriate.

The holders of the Series A-1, A-2, and A-4 preferred stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and if declared by the Fusion Board of Directors. The holders of the Series B-2 preferred stock are entitled to receive quarterly dividends at an annual rate of 6%.  These dividends can be paid, at the Company’s option, either in cash or in shares of our common stock.

As of June 30, 2015, the Fusion Board of Directors had not declared any dividends on Fusion’s Series A preferred stock, and the Company had accumulated approximately $4.1 million of undeclared preferred stock dividends.  The Fusion Board of Directors declared a dividend of $287,475 for the three months ended June 30, 2015 related to the Series B-2 preferred stock, which, as permitted by the terms of the Series B-2 preferred stock, was paid in the form of 143,732 shares of Fusion’s common stock.

At June 30, 2015, we have approximately $43 million principal amount of senior notes outstanding under the second amended and restated securities purchase agreement (the “SPA”) as follows:

●
Series A and B Notes.  On October 29, 2012, the Company sold the Series A Notes in the aggregate principal amount of $6.5 million, bearing interest at the rate of 10.0% annually, and the Series B notes in the aggregate principal amount of $10.0 million bearing interest at the rate of 11.5% annually.  The proceeds from the sale of the Series A Notes and Series B Notes were used to finance the acquisition of Network Billing Systems, LLC.

●
Series C Notes. On December 15, 2013, the Company sold the Series C Notes in the aggregate principal amount of $0.5 million.  The proceeds were used to pay a deposit on the purchase price to the sellers in connection with our acquisition of certain assets of Broadvox.

●
Series D Notes. On December 31, 2013, the Company sold the Series D Notes in the aggregate principal amount of $25.0 million.  The proceeds from the sale of the Series D Notes were used to finance the acquisition of certain assets of Broadvox.

●	Series E Notes. On October 31, 2014, contemporaneously with the completion of the acquisition of PingTone, the Company sold the Series E Notes in an aggregate principal amount of $5.0 million.

In accordance with the terms of the SPA, the senior notes bear interest at an annual rate of 11.15%, with monthly principal payments of approximately $102,119 from January 2015 through October 2019 with the outstanding principal balance on all the senior notes payable at maturity on October 31, 2019.

For the three months ended June 30, 2015 and 2014, we paid interest expense on the senior notes of approximately $1.3 million and $1.2 million, respectively, and $2.6 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

We have a note payable outstanding of approximately $1.3 million from Marvin Rosen, the Company’s Chairman of the Board of Directors.  This note is subordinated to the senior notes and the Company’s other obligations to the senior lenders.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 60 days after the Senior Notes are paid in full.   For the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014, we paid interest expense on this note of approximately $27,000 and $53,000, respectively.

As set forth in the SPA, our obligations to the senior lenders are secured by a first priority security interest on all of the assets of Fusion’s subsidiaries (including their capital stock) and by a second lien on the accounts receivable and other assets of our Carrier Services segment which continues to be operated through Fusion.  Further, subject to certain limitations, the borrower subsidiaries and Fusion have guaranteed the obligations of the borrower under the SPA, including its obligations to repay the senior notes.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In addition, the SPA contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to the senior notes, incurring additional indebtedness (as defined), making capital expenditures, dividend payments and cash distributions by subsidiaries.  As set forth in the SPA, ,  we are required to maintain a minimum cash bank balance of no less than $1.0 million in excess of any amounts outstanding under a permitted working capital line of credit and in excess of any and all cash balances held by Fusion’s subsidiaries through which it provides Business Services (the “minimum cash commitment”).  The SPA also requires on-going compliance with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization.  Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of the senior notes.  We do not have the financial resources to repay the senior notes if we are required to pay them off prior to  their maturity date.

For the year ended December 31, 2014, we exceeded the limit on capital expenditures set forth in the SPA, which constituted to an event of default under terms of the senior notes and the SPA. On March 27, 2015, the holders of our senior notes waived the event of default for 2014 and amended the terms of the SPA by adjusting the threshold for 2015. As a result of the amendment, we were in compliance with the capital expenditure limit for the year ended December 31, 2014.

On June 16, 2015, the Company and the senior lenders entered into a Second Amendment to the SPA whereby the senior lenders agreed, among other things, to (i) increase the amount of our capital lease indebtedness to  $7.0 million, (ii) extend to July 31, 2015, the date by which we are required to satisfy the minimum cash commitment, (iii) extend to September 30, 2015, the date by which EBITDA at Fusion must equal or exceed  EBITDA at Fusion’s subsidiaries.  In the Second Amendment, we also agreed to sell at least $3.0 million of Fusion equity securities by July 31, 2015 on terms reasonably satisfactory to the senior lenders.  As of July 31, 2015, we failed to sell the required equity securities and we also failed to meet the minimum cash commitment.  In addition, we were not in compliance with our minimum EBITDA and Fixed Charge Coverage Ratio covenants.    On August 13, 2015, the holders of our senior notes waived our events of default with respect to the minimum EBITDA and Fixed Charge Coverage Ratio obligations and extended to September 30, 2015 the date by which we must raise $3.0 million of additional capital from the sale of Fusion equity and our obligation to satisfy the minimum cash commitment.   As a result of this waiver and amendment, we were in compliance with our obligations under the SPA as of June 30, 2015.    We are in active discussion with potential equity investors regarding the $3.0 million investment in Fusion, with our senior lenders concerning permanent adjustments to our existing covenants, and with other financing sources concerning a new senior debt facility.  We are unable to provide any assurance, however, that any of these discussions will result in final agreement(s) or that the terms and conditions of any such agreements will be acceptable to us.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014

Net cash provided by operating activities	$498,045	$91,339
Net cash used in investing activities	(1,859,265)	(8,865)
Net cash (used in) provided by financing activities	(665,605)	3,527,280
Net (decrease) increase in cash and cash equivalents	(2,026,825)	3,609,754
Cash and cash equivalents, beginning of period	6,444,683	6,176,575
Cash and cash equivalents, end of period	$4,417,858	$9,786,329

Cash provided by operating activities increased to $0.5 million for the six months ended June 30, 2015 compared to $0.09 million for the six months ended June 30, 2014, primarily due to changes in non-cash items. The following table illustrates the primary components of our cash flows from operations:

	Six Months Ended June 30,
	2015	2014
Net loss	$(4,976,129)	$(1,027,156)
Non-cash expenses, gains and losses	5,924,126	4,312,852
Accounts receivable	(305,135)	(910,798)
Accounts payable and accrued expenses	156,308	(1,521,179)
Other	(301,125)	(762,380)
Cash provided by operating activities	$498,045	$91,339

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash used in investing activities, comprised mainly of capital expenditures, was approximately $1.9 million for the six months ended June 30, 2015, compared to $1.8 million for the six months ended June 30, 2014.  Capital expenditures for the remainder of 2015 are expected to be approximately $0.8 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment.  A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements. Many of these projects are subject to review and cancellation at the discretion of our Chief Executive Officer and Board of Directors.

Cash used in financing activities for the six months ended June 30, 2015 of approximately $0.7 million was primarily attributable to payments of $0.6 million to our senior lenders, $0.4 million in capital lease payments, and approximately $0.8 million repayment of borrowings under a factoring arrangement with a third party, offset by approximately $1.1 million in proceeds received from the transfer of receivables from such related party.

Other Matters

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

At June 30, 2015, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

Certain statements and the discussion contained herein regarding our business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. Our primary risk is our ability to attract new capital to execute on our comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, our ability to comply with our senior debt agreements, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, natural disasters, acts of war, terrorism or other events beyond our control and the other factors identified by us from time to time in our filings with the SEC.  However, the risks included should not be assumed to be the only things that could affect our future performance.

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

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter covered by this report, we issued an aggregate of 46,500 shares of common stock valued at approximately $169,000 to third party consultants for services rendered.  These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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
10.63
Second Amendment to Second Amended and Restated Securities Purchase Agreement and Security Agreement, dated June 16, 2015 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company.

10.64
Waiver and Third Amendment to Second Amended and Restated Securities Purchase Agreement and Security Agreement, dated August 12, 2015 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

August 13, 2015	By:	/s/ Gordon Hutchins, Jr.
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
10.63
Second Amendment to Second Amended and Restated Securities Purchase Agreement and Security Agreement, dated June 16, 2015 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company.

10.64
Waiver and Third Amendment to Second Amended and Restated Securities Purchase Agreement and Security Agreement, dated August 12, 2015 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P. and United Insurance Company.

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