Form 10-Q
period 2015-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2015-11-16
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 12, 2015.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	9,091,299

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,955,845	$6,444,683
Accounts receivable, net of allowance for doubtful accounts of approximately $395,410 and $245,000, respectively	7,063,754	7,087,599
Prepaid expenses and other current assets	1,509,722	927,772
Total current assets	12,529,321	14,460,054
Property and equipment, net	14,018,560	13,478,912
Other assets:
Security deposits	573,998	648,998
Restricted cash	164,381	1,164,381
Goodwill	10,496,650	10,397,460
Intangible assets, net	27,917,106	32,432,416
Other assets	1,197,454	1,165,273
Total other assets	40,349,589	45,808,528
TOTAL ASSETS	$66,897,470	$73,747,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$685,780	$1,225,000
Due to RootAxcess seller	366,667	-
Equipment financing obligations	1,050,765	662,131
Accounts payable and accrued expenses	11,139,248	10,471,514
Total current liabilities	13,242,460	12,358,645
Long-term liabilities:
Notes payable - non-related parties, net of discount	31,866,658	41,263,934
Due to RootAxcess seller	333,333	-
Notes payable - related parties	1,334,479	1,292,878
Indebtedness under revolving credit facility	12,500,000	-
Equipment financing obligations	2,262,418	1,702,704
Derivative liabilities	931,524	3,839,569
Total liabilities	62,470,872	60,457,730
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
24,166 and 26,793 shares issued and outstanding	242	268
Common stock, $0.01 par value, 50,000,000 shares authorized,
9,090,614 and 7,345,028 shares issued and outstanding	90,906	73,449
Capital in excess of par value	176,474,482	175,519,459
Accumulated deficit	(172,139,032)	(162,303,412)
Total stockholders' equity	4,426,598	13,289,764
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,897,470	$73,747,494

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$24,530,824	$22,486,531	$74,857,557	$68,532,333
Cost of revenues (exclusive of depreciation and amortization, shown separately below)	13,533,647	12,312,188	41,359,955	37,288,661
Gross profit	10,997,177	10,174,343	33,497,602	31,243,672
Depreciation and amortization	3,140,427	2,830,727	9,183,632	7,996,196
Selling, general and administrative expenses (including stock-based compensation of approximately $154,000 and $111,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $393,000 and $253,000 for the nine months ended September 30, 2015 and 2014, respectively)	9,796,483	8,137,368	29,379,196	23,782,259
Total operating expenses	12,936,911	10,968,095	38,562,828	31,778,455
Operating loss	(1,939,734)	(793,752)	(5,065,226)	(534,783)
Other (expenses) income:
Interest expense	(1,434,734)	(1,442,508)	(4,650,286)	(4,434,269)
Gain on change in fair value of derivative liability	1,237,730	2,389,203	2,543,878	4,308,272
Loss on extinguishment of debt	(2,720,355)	-	(2,720,355)	-
Other (expense) income, net	(2,398)	9,639	56,369	(30,716)
Total other (expenses) income	(2,919,757)	956,334	(4,770,394)	(156,713)
(Loss) income before income taxes	(4,859,491)	162,582	(9,835,620)	(691,496)
(Benefit) provision for income taxes	-	(147,341)	-	25,737
Net (loss) income	(4,859,491)	309,923	(9,835,620)	(717,233)
Preferred stock dividends in arrears	(379,740)	(432,972)	(1,186,826)	(1,318,254)
Net loss attributable to common stockholders	$(5,239,231)	$(123,049)	$(11,022,446)	$(2,035,487)
Basic and diluted loss per common share	$(0.72)	$(0.19)	$(1.52)	$(0.57)
Weighted average common shares outstanding:
Basic and diluted	8,958,815	7,093,215	8,529,642	6,927,011

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock
	Shares	$	Shares	$	Capital in Excess of Par	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at December 31, 2014	26,793	$268	7,345,028	$73,449	$175,519,459	$(162,303,412)	$13,289,764
Net loss						(9,835,620)	(9,835,620)
Conversion of preferred stock into common stock	(2,627)	(26)	614,150	6,142	(6,116)		-
Dividends on preferred stock			344,936	3,451	(3,451)		-
Cashless exercise of lenders warrants			728,333	7,282	356,885		364,167
Issuance of common stock for services rendered			58,167	582	215,029		215,611
Stock-based compensation associated with stock incentive plans					392,676		392,676
Balance at September 30, 2015	24,166	$242	9,090,614	$90,906	$176,474,482	$(172,139,032)	$4,426,598

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,835,620)	$(717,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,183,632	7,996,196
Loss on extinguishment on debt	2,720,355	-
Loss on accounts receivable settlement	111,659	-
Loss on disposal of property	-	122,261
Bad debt expense	373,034	399,995
Stock-based compensation	392,676	253,492
Stock and warrants issued for services rendered or in settlement of liabilities	215,611	81,667
Amortization of debt discount and deferred financing fees	667,191	820,355
Gain in the change in fair value of derivative liability	(2,543,878)	(4,308,272)
Changes in operating assets and liabilities:
Accounts receivable	(565,227)	(590,444)
Prepaid expenses and other current assets	(83,205)	(670,888)
Other assets	(203,414)	(46,616)
Accounts payable and accrued expenses	(297,079)	(2,270,786)
Net cash provided by operating activities	135,735	1,069,727

Cash flows from investing activities:
Purchase of property and equipment	(2,479,335)	(2,954,791)
Proceeds from the sale of property and equipment	-	46,586
Payments for acquisitions	(500,000)	(226,148)
Returns of security deposits	-	2,000,000
Payment of security deposits	-	(16,886)
Change in restricted cash	1,000,000	(440)
Net cash used in investing activities	(1,979,335)	(1,151,679)

Cash flows from financing activities:
Proceeds from the sale of preferred stock and warrants, net	-	3,984,426
Proceeds from notes payable - non-related parties	9,000,000	-
Proceeds from revolving debt	12,500,000	-
Proceeds from accounts receivable factoring arrangement	1,630,045	1,200,210
Repayments of borrowings to accounts receivable factoring arrangement	(1,666,919)	(1,102,723)
Payments on equipment financing obligations	(592,514)	(260,814)
Payment of financing fees	(680,828)	-
Repayments of notes payable - related parties	-	(185,714)
Repayments of notes payable - non-related parties	(20,835,022)	(468,750)
Net cash (used in) provided by financing activities	(645,238)	3,166,635
Net change in cash and cash equivalents	(2,488,838)	3,084,683
Cash and cash equivalents, beginning of period	6,444,683	6,176,575
Cash and cash equivalents, end of period	$3,955,845	$9,261,258

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements have been prepared on the same basis as the financial statements for the fiscal year ended December 31, 2014.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

For a detailed discussion of significant accounting policies, please refer to our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our accounting policies during the quarter ended September 30, 2015.

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of Fusion and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Key estimates include: the recognition of revenue, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of intangible assets; accounting for stock options and other equity awards, particularly related to fair value estimates, accounting for income taxes, contingencies, and litigation. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. As of September 30, 2015 and December 31, 2014, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash

Restricted cash consists primarily of cash held in reserve pursuant to the terms of financing arrangements and certificates of deposit that serve to collateralize outstanding letters of credit.  Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

Under the Company’s Senior Secured Credit Facility, dated as of August 28, 2015, with Opus Bank (the “Credit Agreement”), and the Third Amended and Restated Securities Purchase Agreement and Security Agreement, dated August 28, 2015, with Praesidian Capital Opportunity Find III, LP (the “Restated Purchase Agreement”), the Company is not required to maintain restricted cash until and after December 31, 2015, at which time it must maintain a minimum cash balance of $1.0 million.  At September 30, 2015, the Company had certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $164,000. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

At December 31, 2014, the Company had $1.0 million in restricted cash in accordance with the terms of the Second Amended and Restated Securities Purchase Agreement (the “SPA”), and certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $164,000.

Fair value of Financial Instruments

At September 30, 2015 and December 31, 2014, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Long-Lived Asset Impairment

The Company periodically reviews long-lived assets, including intangible assets subject to amortization, for possible impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by such asset or asset group. If the undiscounted cash flows are less than the carrying amount of the asset or asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record any impairment charges during the nine months ended September 30, 2015 or 2014, as there were no indicators of impairment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the goodwill two-step quantitative impairment test, the Company reviews for impairment the fair value of each reporting unit to its carrying value. The Company has determined that its reporting units are its operating segments (See Note 18).  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, then the second step would be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Goodwill at September 30, 2015 and December 31, 2014 was approximately $10.5 million and $10.4 million, respectively.  All of the Company’s goodwill is attributable to its ‘Business Services’ segment.  There was no change in goodwill as a result of adjustments to purchase price allocations of previous acquisitions during the quarter ended September 30, 2015. For the quarter ended September 30, 2015, the Company recognized estimated goodwill of approximately $0.09 million as a result of its acquisition of RootAxcess, LLC (“RootAxcess”).

There was no impairment charge recorded for goodwill during the nine months ended September 30, 2015 or 2014, as there were no indicators of impairment.

Advertising and Marketing Costs

Costs related to advertising and marketing are expensed as incurred and included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s advertising and marketing expense was approximately $145,000 and $52,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $379,000 and $130,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015 and December 31, 2014.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of, and changes to, tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of September 30, 2015 and December 31, 2014.  During the three and nine months ended September 30, 2015 and 2014, the Company recognized no adjustments for uncertain tax positions.

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

New and Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standard Board (“FASB”) issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance clarifying the circumstances under which an entity would account for fees paid in a cloud computing arrangement as a license of internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In addition, in April 2015, the FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

Note 3. Earnings per share

Basic and diluted loss per share is computed by dividing (i) (loss) income available to common stockholders, adjusted by approximately $1.2 million gain on the fair value of the Company’s derivative liability for the three months ended September 30, 2015 and 2014, and $1.9 million gain for the nine months ended September 30, 2015 and 2014, that was attributable to 728,333 outstanding warrants with a nominal exercise price and dividends on preferred stock, by (ii) the weighted-average number of common shares outstanding during the period, increased by the number of common shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
(Loss) income available to common stockholders	$(4,859,491)	$309,923	$(9,835,620)	$(717,233)
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(101,730)	(101,730)	(301,871)	(301,871)
Dividends declared on Series B-2 Convertible Preferred Stock	(278,010)	(331,242)	(884,955)	(1,016,383)
Gain on nominal warrants	(1,187,183)	(1,201,749)	(1,930,083)	(1,890,005)
Loss attributable to common stockholders	$(6,426,414)	$(1,324,798)	$(12,952,529)	$(3,925,492)

Denominator
Basic and diluted weighted average common shares outstanding	8,958,815	7,093,215	8,529,642	6,927,011
Loss per share
Basic and diluted	$(0.72)	$(0.19)	$(1.52)	$(0.57)

For the nine months ended September 30, 2015 and 2014, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Nine Months Ended
	September 30,
	2015	2014
Warrants	3,011,760	3,509,205
Convertible preferred stock	3,992,471	4,525,443
Stock options	677,126	376,863
	7,681,357	8,411,511

The net loss per common share calculation includes a provision for preferred stock dividends on Fusion’s outstanding Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred Stock”) of approximately $102,000 for the three months ended September 30, 2015 and 2014, and approximately $302,000 for the nine months ended September 30, 2015 and 2014.  As of September 30, 2015, Fusion’s Board of Directors had not declared any dividends on any series of Series A Preferred Stock, and the Company had accumulated approximately $4.2 million of preferred stock dividends.  Fusion’s Board of Directors has declared a dividend of $278,010 and $884,955 for the three and nine months ended September 30, 2015, related to the Company’s Series B-2 Preferred Stock, which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 128,999 and 344,936 shares of Fusion common stock.

Note 4.      Intangible Assets

Intangible assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014

Trademarks and tradename	$1,093,400	$1,093,400
Proprietary technology	5,781,000	5,781,000
Non-compete agreements	10,227,100	9,852,100
Customer relationships	25,563,800	24,897,800
Favorable lease intangible	218,000	218,000
	42,883,300	41,842,300
Less: accumulated amortization	(14,966,194)	(9,409,884)
Intangible assets, net	$27,917,106	$32,432,416

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense was $1.9 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014 was $5.6 million and $5.0 million, respectively.  Estimated future aggregate amortization expense is expected to be as follows:

Year	Estimated Annual Amortization Expense

2015 (remainder of the year)	$1,671,159
2016	$3,587,246
2017	$3,454,097
2018	$2,729,701
2019	$1,895,455

Note 5. Stock–based compensation

The Company's stock-based compensation plan provides for the issuance of stock options to the Company’s employees, officers, and directors. The Compensation Committee of Fusion’s Board of Directors (the "Compensation Committee") approves all awards that are granted under the Fusion's stock-based compensation plan.

The following weighted average assumptions were used to determine the fair value of the stock options granted under the Company’s stock-based compensation plan using the Black-Scholes option-pricing model:

	Nine months ended September 30,
	2015	2014
Dividend yield (%)	0.0	0.0
Expected volatility (%)	125.4	129.0
Average Risk-free interest rate (%)	1.70	2.31
Expected life of stock option term (years)	7.60	7.80

The Company recognized compensation expense of approximately $154,000 and $393,000 for the three and nine months ended September 30, 2015, respectively, and $111,000 and $253,000 for the three and nine months ended September 30, 2014, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2014	607,877	$8.00
Granted	112,080	$3.67
Exercised	-	$-
Forfeited	(33,264)	$4.53
Expired	(9,567)	$28.29
Outstanding at September 30, 2015	677,126	$7.09
Exercisable at September 30, 2015	257,400	$12.44

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, the Company had approximately $1.0 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s stock-based compensation plan, which is expected to be recognized over a weighted-average period of 2.0 years.

Note 6.     Supplemental Disclosure of Cash Flow Information

The following table summarizes the Company’s supplemental cash flows information:

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2015	2014
Cash paid for interest	$3,961,498	$3,948,533
Cash paid for income taxes	$-	$71,495

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	$1,440,816	$1,423,257
Dividend on Series B-2 preferred stock paid with the issuance of common stock	$884,955	$1,016,383
Due to seller of RootAxcess	$700,000	$-
Equipment received in exchange for settlement of accounts receivable	$105,570	$-
Exercise of lenders warrants	$364,167	$-

Note 7. Acquisition

On September 30, 2015, the Company acquired the customer base, technology platform, infrastructure and other assets of RootAxcess, for an aggregate purchase price of $1.2 million, payable in either total cash or in a mix of cash and, at our election, in up to $300,000 in shares of Fusion’s common stock.  The purchase price was funded through borrowings of $0.5 million under the Credit Agreement.  Of the $1.2 million purchase price, $0.7 million is being held by the Company against potential claims arising from breaches of representation and warranties. RootAxcess is included as part of Fusion ‘Business Services’ segment.

The aggregate purchase price has initially been allocated to the fair value of the assets acquired as follows:

Covenant not to compete	$375,000
Customer contracts/relationships	666,000
Fixed assets acquired	59,810
Goodwill	99,190
Purchase Price	$1,200,000

Note 8. Due to RootAxcess Seller

In connection with the purchase of RootAxcess, the Company held back $.07 million against potential claims arising from breaches of representation and warranties. Of such amount, $0.4 million is to be paid to the Seller in six equal monthly installments of $66,667 each on the third, six, nine, twelve, fifteen and eighteen month anniversary of the closing date.  In addition, the Company held back $0.3 million to be paid in three equal installments of $100,000 on each of the twelve, fifteen, and eighteen month anniversary of the closing date.  To the extent there is a unresolved Claim Notice pending (as defined in the asset purchase agreement), the monthly installment payable to Seller immediately following the delivery of such Claim Notice may at the Company’s reasonable discretion be reduced by the amount in dispute under the Claim Notice and such amount will continue to be held by us until resolved, at which point, the Company will disburse the withheld amount to Seller in accordance with such resolution.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.     Prepaid Expenses and Other Current Assets

The following table sets forth the items in prepaid expenses and other current assets:

	September 30,	December 31,
	2015	2014

Insurance	$82,119	$61,004
Rent	152,434	54,209
Marketing	83,923	34,482
Sofware subscriptions	615,416	502,696
Real estate taxes and other taxes	24,574	-
Due from factoring party	157,859	-
Commissions	14,271	23,015
Other	379,126	252,366
	$1,509,722	$927,772

Note 10.      Accounts Payable and Accrued Expenses

The following table sets forth the items in accounts payable and accrued expenses:

	September 30,	December 31,
	2015	2014

Trade accounts payable	$2,473,302	$3,028,902
Accrued bonus	625,625	575,000
Professional and consulting fees	156,690	132,521
Property and other taxes	460,392	235,600
Accrued network costs	1,615,925	1,384,159
Rent	92,614	131,627
Accrued universal service fund fees	818,113	538,302
Customer deposits	395,612	398,111
Due to factoring party	122,176	-
Accrued payroll and vacation	444,813	266,595
Accrued sales and federal excise taxes	1,995,783	1,722,554
Accrued sales commissions	749,981	864,928
Interest payable	24,680	33,341
Deferred revenue	597,553	729,618
Other	565,989	430,256
	$11,139,248	$10,471,514

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.     Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations.  These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 4% and 11%.  The Company’s equipment financing obligations are as follows:

	September 30,	December 31,
	2015	2014

Equipment financing obligations	$3,313,183	$2,364,835
Less: current portion	(1,050,765)	(662,131)
Long-term portion	$2,262,418	$1,702,704

Note 12.    Notes Payable – Non-Related Parties

Notes payable – non-related at September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014

Subordinated Notes	$34,331,646	$46,166,667
Discount on Subordinated Notes	(1,779,208)	(3,677,733)
Total notes payable - non-related parties	32,552,438	42,488,934
Less: current portion	(685,780)	(1,225,000)
Long-term portion	$31,866,658	$41,263,934

On August 28, 2015, simultaneously with the execution of the Credit Agreement (see Note 13), the Company executed the Restated Purchase Agreement and repaid approximately $20.0 million of notes previously issued (the "Original Notes") under that facility held by Plexus Fund II, L.P., Plexus Funds III, L.P. and Plexus Fund QP III, L.P. (“Plexus”).

Under the Restated Purchase Agreement, approximately $11.0 million of the original notes held by Plexus were paid in full with borrowings under the Credit Agreement (see Note 13), and $9.0 million of the Original Notes held by Plexus were paid using the proceeds from the sale of Series F senior notes in the aggregate principal amount of $9.0 million, bearing interest at 10.8% annually and having a maturity date of February 28, 2021. Additionally, the maturity date of the all remaining Original Notes was extended to February 28, 2021, and the continuing lenders agreed to subordinate their notes to borrowings extended under the Credit Agreement.

As a result of the retirement of the Original Notes held by Plexus, the Company recorded a loss on extinguishment of debt of approximately $2.7 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.     Senior Secured Credit Facility

On August 28, 2015, a wholly-owned subsidiary of Fusion executed the $40.0 million senior secured credit facility with Opus Bank, which facility consists of a $15.0 million, four-year revolver, and a $25.0 million, five-year term loan. The maturity date of amounts borrowed under the revolving facility is August 28, 2019, and the maturity date of any amounts borrowed under the term loan is August 28, 2020.

As of September 30, 2015, the Company had borrowed $12.5 million under the revolver and no amounts have been borrowed under the term loan.  The Company pays interest monthly at an initial rate of 4.5%, and recognized interest expense of approximately $51,000. We used the proceeds from the revolver to retire approximately $12.0 million of the Original Notes and $0.5 million to fund our purchase of the assets of RootAxcess (See Note 7).

Note 14.     Derivative Liability

As part of various debt and equity financing transactions and other agreements, the Company has issued warrants to purchase shares of Fusion’s common stock. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”).  For warrant instruments that do not meet an exclusion from derivative accounting, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations.  In this regard, the Company has 722,112 outstanding warrants (the “Investor Warrants”) which provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the Investor Warrant exercise price. In addition, in connection with the sale of the Original Notes to the Senior Lenders, the Company issued nominal warrants to the Senior Lenders to purchase an aggregate of 728,333 shares of its common stock (the “Lenders’ Warrants”).  The fair values of these warrants have been estimated using Black-Scholes and other valuation models, and the quoted market price of Fusion’s common stock.

The following assumptions were used to determine the fair value of the warrants for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Stock price ($)	1.88	3.65
Exercise price ($)	0 - 6.25	0 - 6.25
Risk-free interest rate (%)	1.75 - 2.06	1.78 - 2.52
Expected volatility (%)	125.4	129.0
Time to maturity (years)	7.08 - 8.25	4.25 - 9.25

On August 28, 2015 as part of the debt refinancing, the lenders under Original Credit Facility exercised warrants to purchase 728,333 shares of common stock. As a result of the exercise of these nominal warrants, the Company recognized a reduction in the derivative liability of approximately $364,000 with a reclass to equity.

At September 30, 2015 and December 31, 2014, the fair value of the derivative was approximately $0.9 million and $3.8 million, respectively.  For the three months ended September 30, 2015 and 2014, the Company recognized a gain on the change in the fair value of this derivative of approximately $1.2 million and $2.4 million, respectively, and a gain of approximately $2.5 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15. Notes Payable-Related Parties

Notes payable – related parties at September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014

Notes payable to Marvin Rosen	$1,478,081	$1,478,081
Discount on note	(143,602)	(185,203)
Total notes payable - related parties	$1,334,479	$1,292,878

The note payable to Marvin Rosen, the Company’s Chairman of the Board, is subordinated to borrowings under the Credit Agreement and the Restated Purchase Agreement.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Company’s obligations under the Credit Agreement are paid in full.

For the nine months ended September 30, 2015, the Company recognized interest expense on the Rosen note of approximately $80,000, and amortization on the discount of approximately $42,000.

Note 16. Equity Transactions

Common Stock

Fusion is authorized to issue 50,000,000 shares of its common stock. As of September 30, 2015 and December 31, 2014, 9,090,614 and 7,345,028 shares of Fusion’s common stock, respectively, were issued and outstanding.

On August 28, 2015, as part of the debt refinancing Fusion issued 728,333 shares of its common stock to the original lenders under the Original Credit Agreement upon their cashless exercise of lenders’ warrants.

For the quarter ended September 30, 2015, Fusion did not issue any shares of its common stock to third party consultants, and through the nine months ended September 30, 2015, Fusion has issued an aggregate of 58,167 shares of common stock to third party consultants for services rendered valued at $215,611. During the nine months ended September 30, 2015, the Fusion Board of Directors declared aggregate dividends of $884,955 related to Fusion’s Series B-2 preferred stock, which, as permitted by the terms of the Series B-2 preferred stock, was paid in the form of 344,936 shares of Fusion’s common stock. Also, certain holders of Series B-2 preferred stock elected to convert 2,627 shares of their Series B-2 preferred stock into an aggregate of 614,150 shares of Fusion’s common stock.

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. As of September 30, 2015 and December 31, 2014, there were 5,045 shares of Fusion’s Series A-1, A-2 and A-4 cumulative convertible preferred stock issued and outstanding. In addition, as of September 30, 2015 and December 31, 2014, there were 19,121 and 21,748 shares of Series B-2 preferred stock issued and outstanding, respectively.

The holders of the Series A preferred stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by Fusion’s Board of Directors, on January 1 of each year. As of September 30, 2015, no dividend had been declared by the Fusion Board of Directors with respect to the Series A preferred stock, and the Company had accumulated approximately $4.2 million of preferred stock dividends. In addition, shares of Series B-2 preferred stock bear a cumulative 6% annual dividend payable quarterly in arrears, in cash or shares of common stock, at the option of the Company.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17.    Commitments and Contingencies

Legal matters

From time to time, the Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business.  Defending such proceedings can be costly and can impose a significant burden on the Company’s management and its other employees. The Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition. As of September 30, 2015, the Company did not have any significant ongoing legal matters.

Note 18.    Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision maker in deciding how to allocate resources and assess performance.

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

Business Services

Through this operating segment, the Company provides cloud communications, cloud connectivity, storage and security solutions to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the Company’s acquisition of PingTone Communications, Inc. (“PingTone”) effective as of November 1, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating segment information for the three and nine months ended September 30, 2015 and 2014 is summarized in the following table:

	Three months ended September 30, 2015
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$8,269,529	$16,261,295	$-	$24,530,824
Cost of revenues (exclusive of depreciation and amortization)	7,642,008	5,891,639	-	13,533,647
Gross profit	627,521	10,369,656	-	10,997,177
Depreciation and amortization	48,022	2,898,066	194,339	3,140,427
Selling, general and administrative expenses	1,095,851	7,954,321	746,311	9,796,483
Interest expense	(6,002)	(1,813,060)	384,328	(1,434,734)
Gain on change in fair value of derivative liability	-	-	1,237,730	1,237,730
Loss on extinguishment of debt	(182,083)	(2,538,272)	-	(2,720,355)
Other income (expenses)	58,939	(243,049)	181,711	(2,399)
Net (loss) income	$(645,498)	$(5,077,112)	$863,119	$(4,859,491)
Total assets	$4,639,835	$59,128,769	$3,128,866	$66,897,470

	Nine months ended September 30, 2015
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$25,767,099	49,090,458	$-	$74,857,557
Cost of revenues (exclusive of depreciation and amortization)	23,540,573	17,819,382	-	41,359,955
Gross profit	2,226,527	31,271,076	-	33,497,602
Depreciation and amortization	138,944	8,809,670	235,018	9,183,632
Selling, general and administrative expenses	3,165,276	23,685,034	2,528,886	29,379,196
Interest expense	(97,193)	(4,457,080)	(96,014)	(4,650,286)
Gain on change in fair value of derivative liability	-	-	2,543,878	2,543,878
Loss on extinguishment of debt	(182,083)	(2,538,272)	-	(2,720,355)
Other (expenses) income	465,614	(590,956)	181,711	56,369
Net loss	$(891,355)	$(8,809,936)	$(134,329)	$(9,835,620)

Capital expenditures	$69,905	$2,409,430	$-	$2,479,335

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2014
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$7,253,220	$15,233,311	$-	$22,486,531
Cost of revenues (exclusive of depreciation and amortization)	6,525,201	5,786,987	-	12,312,188
Gross profit	728,019	9,446,324	-	10,174,343
Depreciation and amortization	164,153	2,642,797	23,777	2,830,727
Selling, general and administrative expenses	752,911	6,051,105	1,333,352	8,137,368
Interest expense	-	(1,396,038)	(46,470)	(1,442,508)
Loss on change in fair value of derivative liability	-	-	2,389,203	2,389,203
Other (expenses) income	(3,449)	12,784	304	9,639
Benefit for income taxes	-	-	(147,341)	(147,341)
Net (loss) income	$(192,494)	$(630,832)	$1,133,249	$309,923
Total assets	$3,599,981	$58,126,589	$5,250,339	$66,976,909

	Nine months ended September 30, 2014
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$21,926,591	$46,605,742	$-	$68,532,333
Cost of revenues (exclusive of depreciation and amortization)	19,558,258	17,730,403	-	37,288,661
Gross profit	2,368,333	28,875,339	-	31,243,672
Depreciation and amortization	280,351	7,647,899	67,946	7,996,196
Selling, general and administrative expenses	2,194,143	17,891,406	3,696,710	23,782,259
Interest expense	-	(4,150,106)	(284,163)	(4,434,269)
Gain on change in fair value of derivative liability			4,308,272	4,308,272
Other (expenses) income	(97,486)	(13,871)	80,641	(30,716)
Provision for income taxes	-	-	25,737	25,737
Net (loss) income	$(203,647)	$(827,943)	$314,357	$(717,233)

Capital expenditures	$100,403	$2,854,388	$-	$2,954,791

 *The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services segments.  The amounts reflected as Corporate and Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

Note 19.    Related Party Transactions

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

Note 20.     Fair Value Disclosures

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Non-current liabilities:
Derivative liability (see note 14)	$-	$-	$931,524	$931,524
As of December 31, 2014
Non-current liabilities:
Derivative liability (see note 14)	$-	$-	$3,839,569	$3,839,569

Changes in the derivative warrant liability for the nine months ended September 30, 2015 are as follows:

Balance at December 31, 2014	$3,839,569
Gain for the period:
Included in net loss	(2,543,878)
Reduction in derivative liability due to exercise of Lenders' warrants	(364,167)
Included in other comprehensive loss	-
Balance at September 30, 2015	$931,524

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

In the Business Services segment, we are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and unified communications, improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our cloud computing and infrastructure as a service (IaaS) solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by storage solutions, as well as software as a service (SaaS) solutions such security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud.  The Company’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

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

We continue to increasingly focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art network and advanced services platforms.  Our vertically oriented solutions, which focus on healthcare, legal services, hospitality and real estate, offer a substantial opportunity to gain additional market share.   We intend to accelerate the growth of our Business Services segment with the goal of increasing the portion of our total revenue derived from this higher margin and more stable segment.   In addition to lowering the underlying costs of termination, we believe that our Carrier Services business supports the growth of the Business Services segment by providing enhanced service offerings for business customers and by strengthening its relationships with major service providers throughout the world.

Our Performance

Revenues for the three months ended September 30, 2015 were $24.5 million, an increase of $2.0 million, or 9.1%, compared to the three months ended September 30, 2014, as a result of revenues generated by PingTone of approximately $1.9 million.  Our operating loss for the three months ended September 30, 2015 was $2.0 million, compared to an operating loss of $0.8 million in the same

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

period a year ago, as a result of higher salaries and payroll benefits of approximately $1.1 million and depreciation and amortization expense of approximately $0.3 million.

We had a net loss for the three months ended September 30, 2015 of $4.9 million, compared to a net income of $0.3 million for the three months ended September 30, 2014. The net loss was primarily the result of the loss on the extinguishment of debt of approximately $2.7 million.

Revenues for the nine months ended September 30, 2015 were $74.9 million, an increase of $6.4 million, or 9.2%, compared to the nine months ended September 30, 2014.  Our operating loss for the nine months ended September 30, 2015 was $5.1 million, as compared to an operating loss of $0.5 million in the same period a year ago, mainly due to higher salaries and payroll benefits of approximately $3.4 million and depreciation and amortization expense of $1.2 million.  We had a net loss for the nine months ended September 30, 2015 of $9.8 million, as compared to net loss of $0.7 million for the nine months ended September 30, 2014, this increase in net loss is primarily the result of the loss on the extinguishment of debt, depreciation and amortization, and selling, general and administrative expenses.

Our Outlook

Our ability to achieve positive cash flows from operations and net profitability is substantially dependent upon our ability to increase revenue in both of our business segments and, to a lesser extent, on our ability to identify further synergistic cost savings and operational efficiencies from our more recent acquisitions.

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% Sales	2014	% Sales	2015	% Sales	2014	% Sales

Revenues	$24,530,824	100.0%	$22,486,531	100.0%	$74,857,557	100.0%	$68,532,333	100.0%
Cost of revenues*	13,533,647	55.2%	12,312,188	54.8%	41,359,955	55.3%	37,288,661	54.4%
Gross profit	10,997,177	44.8%	10,174,343	45.2%	33,497,602	44.7%	31,243,672	45.6%
Depreciation and amortization	3,140,427	12.8%	2,830,727	12.6%	9,183,632	12.3%	7,996,196	11.7%
Selling, general and administrative expenses	9,796,483	39.9%	8,137,368	36.2%	29,379,196	39.2%	23,782,259	34.7%
Total operating expenses	12,936,911	52.7%	10,968,095	48.8%	38,562,828	51.5%	31,778,455	46.4%
Operating loss	(1,939,734)	(7.9%)	(793,752)	(3.5%)	(5,065,226)	(6.8%)	(534,783)	(0.8%)
Other (expenses) income:
Interest expense	(1,434,734)	(5.8%)	(1,442,508)	(6.4%)	(4,650,286)	(6.2%)	(4,434,269)	(6.5%)
Gain on change in fair value of derivative liability	1,237,730	5.0%	2,389,203	10.6%	2,543,878	3.4%	4,308,272	6.3%
Loss on extinguishment of debt	(2,720,355)	(11.1%)	-	0.0%	(2,720,355)	3.6%	-	0.0%
Other expenses, net	(2,398)	(0.0%)	9,639	0.0%	56,369	0.1%	(30,716)	0.0%
Total other income (expenses)	(2,919,757)	(11.9%)	956,334	4.3%	(4,770,394)	(6.4%)	(156,713)	(0.2%)
(Loss) income before income taxes	(4,859,491)	(19.8%)	162,582	0.7%	(9,835,620)	(13.1%)	(691,496)	(1.0%)
(Benefit) provision for income taxes	-	0%	(147,341)	(0.7%)	-	0%	25,737	0.0%
Net (loss) income	$(4,859,491)	(19.8%)	$309,923	1.4%	$(9,835,620)	(13.1%)	$(717,233)	(1.0%)

*Exclusive of depreciation and amortization, shown separately below.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenues

Consolidated revenues were $24.5 million during the three months ended September 30, 2015 compared to $22.5 million during the three months ended September 30, 2014, an increase of $2.0 million, or 9.1%.

Revenues for the Business Services segment were $16.3 million for the three months ended September 30, 2015 as compared to $15.2 million for the three months ended September 30, 2014.  The increase is primarily due to the inclusion of revenues from our acquisition of PingTone that was completed on October 31, 2014.

Carrier Services revenue of approximately $8.3 million represents an increase of $1.0 million, or 14%, from the same period a year ago, mainly due to a 13.2% increase in overall traffic volume and blended per minute rate of traffic terminated of approximately 0.7%.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $13.5 million for the three months ended September 30, 2015 as compared to $12.3 million for the three months ended September 30, 2014.  This increase was primarily due to higher cost of traffic terminated in the Carrier Services segment of approximately $1.1 million and a $0.1 million increase in costs incurred by the Business Services segment.

For the three months ended September 30, 2015, consolidated gross margin was 44.8%, compared to 45.2% for the same three month period in 2014. The increase in gross margin is due to higher revenues from both of our Carrier Services and Business Services segments of approximately $2.0 million offset by an increase in cost of revenues of approximately $1.0 million.

Gross margin for the Business Services segment was 63.8% for the three months ended September 30, 2015 as compared to 62.0% for the three months ended September 30, 2014, as a result of the incremental revenue from PingTone offset by a slight increase in cost of revenues of approximately $0.1 million.

Gross margin for the Carrier Services segment was 7.6% for the three months ended September 30, 2015 as compared to 10.0% in the three months ended September 30, 2014.  The decrease was due to costs per minute of traffic terminated of approximately 3.4% which was higher than the blended per minute rate of traffic terminated of 0.7% over the same period a year ago.

Depreciation and Amortization

Depreciation and amortization expense was $3.1 million for the three months ended September 30, 2015 as compared to $2.8 million during the same period a year ago, primarily due to our acquisition of PingTone.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2015 was $9.8 million as compared to $8.1 million for the three months ended September 30, 2014.  This increase is the result of higher salaries and employee related benefits of approximately $1.1 million driven primarily by an increase in headcount result from our PingTone acquisition, professional and consulting fees of $0.4 million, and integration costs of approximately $0.3 million associated with our Broadvox and PingTone acquisitions.

Operating Loss

Our operating loss for the three months ended September 30, 2015 was $1.9 million as compared to an operating loss of $0.8 million for the three months ended September 30, 2014.  The increase in operating loss was due to increases in SG&A and depreciation and amortization expense.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Interest Expense

Interest expense decreased by approximately $7 thousand in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, as a result of  of lower interest rates resulting from the debt refinancing for the remaining debt under the Original Notes offset by additional interest incurred in the revolving credit facility of $51 thousand.

Loss on Extinguishment of Debt

During the three months ended September 30, 2015, we recorded a loss on extinguishment of debt of $2.7 million as a result of debt discount and debt issuance costs write-off of $1.7 million and prepayment penalty of approximately $1.0 million associated with the early retirement of approximately $20.0 million of Original Notes under the Original Credit Agreement

Change in Fair Value of Derivative Liability

On August 28, 2015, as part of the debt refinancing the lenders under the Original Credit Agreement exercised warrants to purchase 728,333 shares of Fusion common stock. As a result of the exercise of these nominal warrants, the Company recognized a reduction in the associated derivative liability of approximately $364,000 with a reclass to equity.

During the three months ended September 30, 2015, we recognized a gain on the change in fair value of our derivative liability in the amount of $1.2 million compared to a gain in the amount of $2.4 million for the same period in 2014.  These gains and losses are related to the derivatives associated with the warrants that we issued to our senior lenders in 2012 and 2013 and with the warrants we issued to purchasers of our preferred stock, the terms of which require them to be treated as liabilities and not equity instruments.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  The warrants are valued using the Black-Scholes pricing model and other option pricing models, such that increases to Fusion’s stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases to Fusion’s stock price result in a lower valuation and a gain being recorded in our income statement.  We expect that we will be subject to additional significant fluctuations in our income statement in 2015 and beyond based on changes in our stock price and the corresponding changes in fair value of our derivative liabilities.

Net Loss

Net loss for the three months ended September 30, 2015 was $4.9 million as compared to net income of $0.3 million for the three months ended September 30, 2014. The net loss was primarily a result of the loss on the extinguishment of debt of $2.7 million, and a decrease in the gain on the change in the fair value of our derivative liability of approximately $1.2 million.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenues

Consolidated revenues were $74.9 million for the nine months ended September 30, 2015 compared to $68.5 million for the nine months ended September 30, 2014, an increase of $6.4 million, or 9.2%, primarily as a result of revenues generated by PingTone of approximately $5.8 million.

Revenues for the Business Services segment increased by $2.4 million in 2015 to $49.0 million from $46.6 million in 2014, mainly as a result of the inclusion of revenues from the PingTone acquisition which was completed on October 31, 2014.

Carrier Services revenue of $25.8 million represents an increase of $3.9 million, or 17.5%, from a year ago, as a result of a 24.0% increase in the volume of traffic terminated over our network, offset by a 5% decrease in the blended rate realized per minute of traffic terminated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $41.4 million for the nine months ended September 30, 2015 compared to $37.3 million for the nine months ended September 30, 2014.  This increase was primarily due to higher cost of traffic terminated in the Carrier Services segment of $3.9 million.

Consolidated gross margin was 44.7% in the nine months ended September 30, 2015 compared to 45.6% in the nine months ended September 30, 2014. The decrease resulted from increased cost of revenues of 10.9% driven by higher cost of traffic terminated in the Carrier Services segment that outpaced the increase in overall revenues of 9.2% resulting from higher mix of Business Services revenue from the PingTone acquisition.

Gross Margin for the Business Services segment was 63.7% in the first nine months of 2015 compared to 62.0% in the first nine months of 2014, as a result of incremental revenue from the PingTone acquisition of approximately $5.7 million offset by an increase in the cost of revenues of approximately $0.9 million.

Gross margin for the Carrier Services business segment was 8.6% for the nine months ended September 30, 2015 compared to 10.8% for the nine months ended September 30, 2014, primarily due to a 5% decrease in the blended rate of per minute traffic terminated.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.2 million to $9.2 million for the nine months ended September 30, 2015 from $8.0 million during the same period a year earlier, mainly as a result of the PingTone acquisition that contributed approximately $140,000 and $500,000 in depreciation and amortization expense, respectively.

Selling, General and Administrative Expenses

SG&A expenses increased by $5.6 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  The increase is the result of higher salaries and employee related benefits of approximately $3.4 million driven primarily by an increase in headcount resulting from the PingTone acquisition, professional fees of $1.4 million, and higher integration costs of approximately $1.0 million as a result of the Broadvox and PingTone acquisitions.

Operating Loss

Our operating loss was $5.0 million for the nine months ended September 30, 2015 as compared to an operating loss of $0.5 million for the same period of a year earlier.  The operating loss is driven primarily by an increase in SG&A of approximately $5.6 million and depreciation and amortization expense of $1.2 million.

Interest Expense

Interest expense increased by approximately $0.2 million in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, as a result of higher interest rate related to the Original Notes before the debt refinance and additional interest incurred in the revolving credit facility of $51 thousand.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $2.7 million relates to the retirement of approximately $20.0 million of Original Notes outstanding under the Original Credit Facility which accelerated the write-off of approximately $1.7 million of debt discount and debt issuance costs.

Change in Fair Value of Derivative Liability

On August 28, 2015, as part of the debt refinancing the lenders under the Original Credit Facility exercised warrants to purchase 728,333 shares of Fusion common stock. As a result of the exercise of these nominal warrants, the Company recognized a reduction in the derivative liability of approximately $364,000 with a reclass to equity.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The change in fair value of the derivative was a gain of $2.5 million in the nine months ended September 30, 2015 compared to a gain of $4.3 million for the nine months ended September 30, 2014.  This change is due to the decrease in Fusion's common stock price during these periods, which decreases the value of our derivative liability.

Net Loss

Our net loss was $9.8 million for the nine months ended September 30, 2015 compared to a net loss of $0.7 million for the nine months ended September 30, 2014, mainly due to the increase in SG&A of approximately $5.6 million, loss on extinguishment of debt of $2.7 million, and depreciation and amortization expense of $1.2 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses.  At September 30, 2015, we had negative working capital of approximately $0.7 million and stockholders’ equity of approximately $4.4 million.  At December 31, 2014, we had working capital of $2.1 million and stockholders’ equity of approximately $13.3 million.  Our consolidated cash balance at September 30, 2015 was $3.9 million as compared to $6.4 million at December 31, 2014.  While we believe that we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There can be no assurances that such funds will be available to the Company as and when needed.

During fiscal 2013 and for most of fiscal 2014, we relied primarily on the sale of Fusion’s equity securities and the cash generated from our Business Services segment to fund our operations.

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of Fusion’s Board of Directors, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our senior debt and other factors that Fusion’s Board of Directors and senior management consider appropriate.

The holders of the Series A-1, A-2, and A-4 preferred stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and if declared by Fusion’s Board of Directors. The holders of the Series B-2 preferred stock are entitled to receive quarterly dividends at an annual rate of 6%.  These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion common stock.

As of September 30, 2015, the Fusion Board of Directors had not declared any dividends on Fusion’s Series A preferred stock, and the Company had accumulated approximately $4.2 million of undeclared preferred stock dividends.  The Fusion Board of Directors declared a dividend of $278,010 for the three months ended September 30, 2015 related to the Series B-2 preferred stock, which, as permitted by the terms of the Series B-2 preferred stock, was paid in the form of 128,999 shares of Fusion’s common stock.

At September 30, 2015, we have approximately $34.0 million principal amount of subordinated senior notes outstanding under the Restated Purchase Agreement as follows:

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

●	Series E Notes. On October 31, 2014, contemporaneously with the completion of the acquisition of PingTone, the Company sold the Series E Notes in an aggregate principal amount of $5.0 million.

●
Series F Notes.  On August 28, 2015, the Company sold the Series F Notes in the aggregate principal amount of $9.0 million. The proceeds were used to retire a portion of the approximately $20.0 million of Original Notes held by one of the original lenders.

In accordance with the terms of the Restated Purchase Agreement, all of the senior notes now bear interest at an annual rate of 10.8%, with monthly principal payments of approximately $57,148 from August 2015 through February 2021 and with the outstanding principal balance on all the senior notes payable at maturity on February 28, 2021.

For the three months ended September 30, 2015 and 2014, we paid interest expense on the senior notes of approximately $1.1 million and $1.2 million, respectively, and $3.7 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively.

We have a note payable outstanding of approximately $1.3 million from Marvin Rosen, Fusion’s Chairman of the Board of Directors.  This note is subordinated to all amount borrowed under the Credit Agreement and the Restated Purchase Agreement.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Opus senior notes are paid in full.   For the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014, we paid interest expense on this note of approximately $27,000 and $80,000, respectively.

For the year ended December 31, 2014, we exceeded the limit on capital expenditures set forth in the Original Credit Agreement, which constituted to an event of default under terms of the senior notes and the Original Credit Agreement. On March 27, 2015, the holders of our senior notes waived the event of default for 2014 and amended the terms of the Original Credit Agreement by adjusting the threshold for 2015. As a result of the amendment, we were in compliance with the capital expenditure limit for the year ended December 31, 2014.

On June 16, 2015, the Company and the senior lenders entered into the Original Credit Agreement whereby the senior lenders agreed, among other things, to (i) increase the amount of our capital lease indebtedness to $7.0 million, (ii) extend to July 31, 2015, the date by which we are required to satisfy the minimum cash commitment, (iii) extend to September 30, 2015, the date by which EBITDA at Fusion must equal or exceed EBITDA at Fusion’s subsidiaries.  In the Original Credit Agreement, we also agreed to sell at least $3.0 million of Fusion equity securities by July 31, 2015 on terms reasonably satisfactory to the senior lenders.  As of July 31, 2015, we failed to sell the required equity securities and we also failed to meet the minimum cash commitment.  In addition, we were not in compliance with our minimum EBITDA and Fixed Charge Coverage Ratio covenants.  On August 13, 2015, the holders of our senior notes waived our events of default with respect to the minimum EBITDA and Fixed Charge Coverage Ratio obligations and extended to September 30, 2015 the date by which we must raise $3.0 million of additional capital from the sale of Fusion equity and our obligation to satisfy the minimum cash commitment.   As a result of this waiver and amendment, we were in compliance with our obligations under the Original Credit Agreement as of June 30, 2015 whose terms were subsequently modified under the Restated Purchase Agreement discussed below.

On August 28, 2015, the Company entered into the Credit Agreement. The Credit Agreement consists of a $15.0 million revolver and a $25.0 million term loan. Amounts borrowed under the revolver are permitted to be used to retire a portion of the Original Notes and for general working capital purposes.  Amounts borrowed under the term loan must be used to fund approved acquisitions. All borrowings under the Credit Agreement bear interest at a rate equal to the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin then in effect at such time, or (b) 3.25% plus the Applicable Margin and are secured by a first priority security interest in all of the assets of Fusion and its subsidiaries, including the capital stock of each such subsidiary. Under the Credit Agreement, “Applicable Margin” is calculated based on the ratio of Senior Indebtedness to Adjusted EBITDA (each as defined in the Credit Agreement) and ranges from 1.25% to 2.00% based on the ratio level.

In addition, subject to certain limitations, Fusion and certain of its subsidiaries have guaranteed the obligations of the borrower under the Credit Agreement, including its obligations to repay all borrowings. The maturity date of amounts borrowed under the revolver is August 28, 2019, and the maturity date of any amounts borrowed under the term loan is August 28, 2020.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

As of September 30, 2015, the Company has borrowed $12.5 million under the revolver and has not drawn down any amounts under the term loan.  The Company pays interest monthly at an initial rate of 4.5%, and recognized interest expense of approximately $51,000 during the quarter just ended.

The Credit Agreement contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to borrowings under the Credit Agreement, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. The Credit Agreement also requires on-going compliance with various financial covenants, including a maximum senior leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Effective December 31, 2015, Fusion is required to maintain a minimum unencumbered cash bank balance of no less than $1.0 million at all times. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerate demand for repayment of amounts borrowed under the Credit Agreement. As of September 30, 2015, we were in compliance with all the financial covenants in the Credit Agreement.

Simultaneous with the execution of the Credit Agreement, the Company executed the Restated Purchase Agreement. The Restated Purchase Agreement amends and restates the terms of the Original Credit Agreement, pursuant to which the Company previously sold the Original Notes.  Under the Restated Purchase Agreement, approximately $11.0 million of the Original Notes held by Plexus Fund II, L.P., Plexus Funds III, L.P. and Plexus Fund QP III, L.P. (“Plexus”) were paid in full with borrowings under the Credit Agreement (see Note 12), and $9.0 million of the Original Notes held by Plexus were paid using the proceeds from the sale of Series F senior notes in the aggregate principal amount of $9.0 million, bearing interest at 10.8% annually and having a maturity date of February 28, 2021, additionally the maturity date of the all remaining Original Notes was extended to February 28, 2021, and the continuing lenders agreed to subordinate their notes to borrowings extended under the Credit Agreement. Subject to certain limitations, Fusion and certain of its subsidiaries have guaranteed the borrower’s obligations under the Restated Purchase Agreement, including its obligations to repay the notes.

The Restated Purchase Agreement contains affirmative and negative covenants similar to those set forth in Credit Agreement, including but not limited to, restrictions on paying indebtedness subordinate to the notes issued thereunder, incurring additional indebtedness, making capital expenditures, paying dividends and cash distributions by subsidiaries. Effective December 31, 2015, Fusion is required to maintain a minimum unencumbered cash bank balance of no less than $1.0 million.

The Restated Purchase Agreement also requires on-going compliance with various financial covenants, including a leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerate demand for repayment of the notes. As of September 30, 2015, we were in compliance with all the financial covenants in the Restated Purchase Agreement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014

Net cash provided by operating activities	$135,735	$1,069,727
Net cash used in investing activities	(1,979,335)	(1,151,679)
Net cash (used in) provided by financing activities	(645,238)	3,166,635
Net (decrease) increase in cash and cash equivalents	(2,488,838)	3,084,683
Cash and cash equivalents, beginning of period	6,444,683	6,176,575
Cash and cash equivalents, end of period	$3,955,845	$9,261,258

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash provided by operating activities was approximately $0.1 million for the nine months ended September 30, 2015 compared to cash provided by operating activities of $1.0 million for the nine months ended September 30, 2014. This decrease was attributable to changes in non-cash items. The following table illustrates the primary components of our cash flows from operations:

	Nine Months Ended September 30,
	2015	2014
Net loss	$(9,835,620)	$(717,233)
Non-cash expenses, gains and losses	11,120,280	5,365,694
Accounts receivable	(565,227)	(590,444)
Accounts payable and accrued expenses	(297,079)	(2,270,786)
Other	(286,619)	(717,504)
Cash provided by operating activities	$135,735	$1,069,727

Cash used in investing activities, comprised mainly of capital expenditures, was approximately $2.5 million for the nine months ended September 30, 2015, compared to $3.0 million for the nine months ended September 30, 2014.  Capital expenditures for the remainder of 2015 are expected to be approximately $2.0 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment.  A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements. Many of these projects are subject to review and cancellation at the discretion of Fusion’s Chief Executive Officer and Board of Directors. In addition, we paid $0.5 million in our acquisition of the assets of RootAxcess and restricted cash provided cash of approximately $1.0 million.

Cash used in financing activities for the nine months ended September 30, 2015 of approximately $0.6 million was primarily attributable to payments of $0.8 million to our senior lenders, retirement of debt of approximately $20.0 million, $0.6 million in capital lease payments, and approximately $1.7 million repayment of borrowings under a factoring arrangement with a third party, offset by approximately $1.6 million in proceeds received from the transfer of receivables from such third party. In addition, during the quarter ended September 30, 2105, we issued the Series F Notes for $9.0 million and borrowed $12.5 million under the revolver.

Other Matters

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

At September 30, 2015, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Disclosure is not required for a smaller reporting company.

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

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There have been no material changes to our risk factors from those previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Through September 30, 2015, we have issued an aggregate of 58,167 shares of common stock valued at approximately $216,000 to third party consultants for services rendered.  These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

November 16, 2015	By:	/s/ Gordon Hutchins, Jr.
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

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.