Form 10-K
period 2015-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2016-03-28
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filler	☐	Accelerated filer	☐
Non-accelerated filler	☐	Smaller reporting company	☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by The Nasdaq Capital Market on June 30, 2015 of $2.13 per share, was $22,750,078

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 14,710,394 shares of common stock are issued and outstanding as of March 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12, 13 and 14) is incorporated by reference to the registrant’s definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

ITEM 1.  BUSINESS.

Overview

Fusion Telecommunications International, Inc., either directly or through its various subsidiaries (collectively, “Fusion”, “we”, “us”, “our”, or the “Company”), offers a comprehensive suite of cloud communications, cloud connectivity, cloud infrastructure, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offers domestic and international voice services to  carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, Fusion is focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud. Our core Business Services products and services include cloud voice and unified communications as a service (UCaaS), improving communications and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency. Our cloud computing and infrastructure as a service (“IaaS”) solutions are designed to provide our business customers with a platform on which additional cloud services can be layered. Complemented by software as a service (“SaaS”) solutions such as security and business continuity, our advanced cloud offerings including private and hybrid cloud, storage, backup and recovery, and secure file sharing allow our customers to experience the increased efficiencies and agility delivered by the cloud. Fusion’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our Carrier Services segment, Fusion has agreements with 369 carrier customers and vendors, and sells its voice services to other communications service providers throughout the world. Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending voice traffic to the U.S. and internationally. We also purchase domestic and international voice services from many of our Carrier Services customers. Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic, thereby increasing profitability and expanding service delivery capabilities for our Business Services segment.

As a result of the acquisition of five cloud services business during the past three years, Fusion has gone through a significant transformation and has expanded its business customer base to over 12,000, increased its distribution network to over 500 active distribution partners and added a significant number of network facilities and points of presence expanding its geographic reach.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Through these acquisitions, we acquired advanced systems and infrastructure and augmented our management team and employee base with talented, experienced, well-trained professionals, while continuing to provide a strong platform for further acquisitions.

Fusion is seeking to capitalize on the rapid growth of the worldwide cloud services market, which Gartner in January 2016 projected to grow 16.6% in 2016 to $204 billion, up from $175 billion in 2015. We are pursuing a three-tiered growth strategy: developing specialized solutions for key vertical markets (such as legal and healthcare), targeting cloud services companies for acquisition, and accelerating organic growth. Our continuing effort to deliver advanced cloud solutions to larger companies with more complex requirements is supported by our proprietary cloud solutions platform that allows us to rapidly respond to large enterprise needs for customized or enhanced solutions. We also intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite, with current efforts directed primarily to healthcare, legal, hospitality and real estate. We intend to acquire additional cloud services companies that can further expand our customer base, allow us to introduce additional cloud products and services, and gain scale. Our strategy to organically grow our Business Services revenue includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts, upselling solutions to our existing customer base and leveraging our management, Board of Directors and shareholder relationship network.

Fusion’s management team has long term experience in the technology, services and communications industry, with demonstrated leadership in middle market, entrepreneurial, small company, distressed and M&A environments.  We believe that our executive team has the experience and expertise to drive high value opportunities to the Company and execute on our acquisition and organic growth strategies.

Fusion Telecommunications International, Inc. was incorporated in Delaware, commenced operations in 1997 and completed its initial public offering in February 2005.  We currently have offices in New York, NY, Wayne, NJ, Fort Lauderdale, FL, Atlanta, GA, Herndon, VA, and Beachwood, OH.

Acquisitions

The cloud services marketplace is highly fragmented, with most providers challenged by a limited product portfolio, a lack of financial and operational resources, and a regional focus. Fusion believes this market segment offers strong opportunities for consolidation.  We believe that the cross-marketing opportunities and economies of scale made possible by consolidation make such acquisitions an attractive vehicle to enhance our growth profile.

Fusion integrates the businesses we acquire and organizes the employees under one management team. Products and services and processes and procedures are rapidly integrated as well, while sales and support staff and distribution partners are trained and ready to cross and up-sell our solutions to the existing customer base. We believe that our integration strategy, in combination with our increasing expertise and our scalable, robust systems and infrastructure, will enable us to efficiently integrate additional acquisitions in the future.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Since 2012, we have made the following acquisitions:

NBS

In October 2012, we completed our acquisition of Network Billing Systems, LLC, headquartered in Wayne, N.J., and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”), a cloud services provider delivering cloud voice and unified communications, cloud connectivity and managed network services to small, medium and large businesses nationwide.

Broadvox Cloud Services Business

In December 2013, Fusion completed its acquisition of certain assets of Broadvox LLC’s cloud services business, which delivers cloud-based voice, unified communications and cloud connectivity services to small, medium and large businesses.

PingTone

In October 2014, we completed our acquisition of PingTone Communications, Inc. (“PingTone”), a provider of integrated cloud-based communications services headquartered in Herndon, VA.  This acquisition added a loyal and growing enterprise customer base and positioned Fusion to stimulate organic growth by augmenting the Company’s management team, adding a direct sales force, and providing significant cross-sale and up-sale opportunities.

RootAxcess

In September 2015, the Company acquired the customer base, technology platform, infrastructure and other assets of Chicago-based RootAxcess. RootAxcess delivers a broad range of cloud solutions, including IaaS, cloud computing, cloud storage, cloud hosting, virtual data center, backup and recovery, and virtual servers, using both private and hybrid cloud infrastructure.

Fidelity

In December 2015, we acquired Fidelity Access Networks, Inc. and its various subsidiaries and in February 2016 we completed the acquisition of Fidelity Telecom, LLC, an affiliate of Fidelity Access Networks, Inc. (collectively, "Fidelity"). Fidelity provides cloud voice, cloud connectivity, security, data center and cloud storage services to small, medium, and large business customers primarily in the Midwest.

Business Services

Our cloud-based services are designed to meet the communications, network and computing requirements of growing businesses, while maximizing the price-performance ratio.  We believe that giving our customers access to the cloud provides a more cost-effective, reliable and secure communications and IT experience, and relieves them of the capital and support burdens associated with more traditional services.  Additionally, customers can reduce costs while adding features and functionality and improving productivity across the enterprise.  Fusion is increasingly focused on providing specialized, market-based solutions to targeted verticals and larger enterprises, matching our advanced solutions to key industry-specific customer requirements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Fusion currently has over 12,000 business customer accounts. We offer a suite of advanced cloud-based services, including cloud communications, which encompasses cloud voice and unified communications, and cloud connectivity that provides diverse and redundant access to the cloud. The Company’s managed network services converge voice and data applications, which include Internet access, Ethernet over Copper transmission facilities, and Multi-Protocol Level Switching (“MPLS”) services at speeds ranging from 1.5 Mbps to 100 Gbps. Our cloud computing solutions include private and hybrid cloud, storage, backup and recovery, and secure file sharing. Security and business continuity are offered in every solution.

Fusion’s services are designed to provide significant benefits to businesses of all sizes, with single or multiple locations. The integration of cloud solutions on our advanced services platforms allow customers to seamlessly connect people with the information they need to collaborate effectively, regardless of the device they use.

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

Cloud Voice

Fusion’s cloud voice service allows a customer to replace its premise-based office telephone system that it owns or leases with a state-of-the-art digital telephone system that is provided by Fusion in the cloud. This feature-rich solution eliminates the need to own and operate a costly, complex telephone system, reduces upfront capital costs, and eliminates the cost of calls between customer locations. The service provides efficiencies for companies with multiple offices or a highly mobile workforce, and for companies that are opening a new office or need to expand or replace existing legacy telephone systems. All business service options can be configured by the user in real time, using a powerful administrative portal, virtually eliminating the costs associated with the labor-intensive reconfiguration of telephone systems on-site. Our contact center solutions provide advanced call center features and functionality that can be seamlessly integrated with our cloud voice solutions, reducing operational costs and increasing cost savings and efficiency. CRM integration, call recording and real-time monitoring are built into the contact center solution, increasing productivity without increasing costs.

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

SIP Trunking

Fusion’s SIP trunking solution allows a customer to retain and use its existing telephone system, while connecting to the Fusion network for access to the cloud, as well as its local services and inbound/outbound domestic and international long distance services.  SIP trunks efficiently and economically provide businesses with voice channels in any configuration (analog, T-1, PRI, or SIP). Customers save on their local, long distance, and international call charges, eliminate traditional line charges, and gain many of the advantages of cloud voice features and functionality, such as advanced call handling and out of area number portability. Burstable voice lines accommodate seasonal traffic fluctuations, marketing campaigns and business continuity requirements. SIP trunks also eliminate

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

the cost of interoffice calling, and allow customers to combine their voice and data traffic onto a single broadband access facility for further cost savings, without having to abandon their existing technology investment. Fusion’s SIP Trunking solution can be shared across customer locations and is enhanced by a proprietary administrative portal, which allows customers to alter call routing in real time and provides increased efficiency and control.

Cloud Connectivity

Fusion’s reliable and secure connections to the cloud ensure high levels of service quality and control.  Leveraging our own expanding on-net network, as well as our relationships with U.S.-based and international carriers, we offer business customers a full complement of redundant, flexible and scalable network solutions, offering true diversity for built-in business continuity. Services range from dedicated circuits to high-speed broadband, and are available in a variety of bandwidth levels.   Fusion offers reliable, secure and cost-effective Internet access to all users, as well as Ethernet and MPLS services. Fusion’s quality of service routers seek to provide the highest quality voice traffic while reducing customer access costs.  We believe that in addition to providing secure migration and connection to the cloud, providing a full complement of network services allows us to address a broader set of customer needs, delivering increased value and securing customer loyalty in the process.

Cloud Computing

Fusion’s Cloud Computing service centralizes information management, hardware, network and infrastructure in an off-premise location that is hosted and managed by Fusion. Offered as private or hybrid solutions, Fusion’s secure offerings drive efficiencies in both costs and resources allowing for rapid scalability and deployment of applications. These offerings provide a predictable, utility-based OpEx model, which eliminates significant capital expenditures, removes obsolescence concerns and future-proofs customer investments.

Managed Applications in the Cloud

Fusion offers several advanced, industry-specific SaaS solutions to meet the needs of large enterprises in key vertical markets, especially those facing the rigorous demands of regulatory requirements and/or the need to store, secure and move large amounts of customer or patient data.  We believe that these applications represent significant future revenue potential, as we continue to introduce them to our existing enterprise customers and prospects.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Backup and Recovery

Fusion Backup and Recovery is an enterprise-grade backup software solution that provides a single, integrated approach to data protection. Its comprehensive suite of tools and capabilities allow businesses to securely protect more data while using less network capacity and fewer storage resources without having to deploy multiple point solutions.

Secure File Sharing

Fusion offers a file sharing solution that allows businesses to share, sync and transfer important data across multiple platforms, while keeping security a main priority with military grade encryption. The solution delivers file access from any location, on any device to enable flexible and scalable file sharing, restoration and collaboration.

Service Plans

Fusion offers several different service packages designed to meet specific customer needs and requirements.  Base level plans offer a basic service package for a low monthly recurring charge (“MRC”). Additional charges, such as local, long distance, or international calling, are charged at per minute rates. Other packages may include a specific number of local or long distance minutes or even unlimited local or long distance minutes. Optional value-added features for basic services are available for an incremental monthly charge appropriate for the service.

Cloud connectivity services such as Internet access services and/or private line services are charged on a fixed monthly basis, and are generally based on the bandwidth utilized and the endpoints involved. Cloud computing services are generally composed of an upfront charge and a monthly recurring charge. Fusion’s contracts with its Business Services customers range from one to five years.

Carrier Services

Fusion’s Carrier Services segment provides voice traffic termination employing primarily VoIP technology. Such traffic typically consists of minutes of domestic and international long distance usage that are terminated to telephone numbers in the intended destination countries. The majority of this traffic is international in nature, and such carrier voice traffic terminates to virtually all countries worldwide. Substantially all of our carrier cost of sales is variable, meaning that variations in revenue, either increases or decreases, are met with corresponding increases or decreases in the underlying cost of terminating the traffic.

We employ least cost routing technology and systems in connection with all of our voice termination services to ensure high quality termination at the lowest possible cost, thus maximizing profit on that traffic. Using least cost routing technology, Fusion often “blends” routes to provide our customers with the optimal mix of price and quality, or to meet unique customer requirements for the termination of voice traffic to specific countries.

We also leverage the termination capacity obtained through interconnection agreements and other methods of termination to carry international traffic generated by our Business Services segment. As we continue to further grow our Business Services segment, we anticipate using an increasingly larger percentage of our termination capacity in support of the higher margin traffic generated from the Businesses Services segment. Where needed to meet a specific business customer’s requirements, we also procure Internet access and private line circuits from our network of domestic and international carriers.

All carrier voice services are priced on a per minute basis, based upon the destination called, the time of day, and the customer’s overall traffic volume. We have reciprocal service agreements with the majority of our carrier customers, and the pricing in those agreements may also reflect the pricing provided to us for terminating our traffic. Prices for Internet access or private line service provided to carriers, as well as pricing for co-location services, are based on a fixed MRC for the services provided.

We have contracts with most of our carrier customers, which typically have a one-year renewable term, no minimum commitments, and allow either party to terminate the arrangement without penalty.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Network

Fusion operates a robust and reliable carrier-grade network and infrastructure that delivers high quality, diverse and secure connections to our cloud services. Our Managed Network Services, Internet Access, Ethernet, MPLS and cloud communications solutions can be provided either on-net leveraging our own extensive network, or off-net using the networks of our carrier partners, for truly diverse and redundant connections.

Both of our Carrier Services and Business Services network operations centers are manned 24 hours per day, 7 days per week and employ state-of-the-art monitoring and alert systems that are designed to ensure quality of service and a proactive response to potential customer service issues.

Our carrier-class network employs digitized, packet-switched service platforms capable of interfacing with most Internet protocols, as well as with TDM (time division multiplexing) or circuit-switched systems, and provides the flexibility necessary to seamlessly transport our customers’ voice and data traffic throughout the United States and the world.  Internet access is delivered through dedicated and redundant high-speed interconnections to all major Internet backbones.

The Fusion network is characterized by its low cost of deployment and low recurring costs. It has been constructed to meet actual, rather than anticipated, customer demand with on-net and off-net connections to provide ubiquitous access, delivering maximum cost efficiency without sacrificing quality. This robust network allows us to provide diverse and redundant network connections with seamless automatic failover. Our major points of presence include New York City, Newark, Philadelphia, Boston, Atlanta, Miami, Cleveland, Chicago, Dallas, Los Angeles, Washington, D.C., San Jose, Charlotte, Jacksonville, Columbus, and Little Ferry, N.J.

Key elements of our network include a proprietary cloud communications platform, a BroadSoft cloud communications services platform; Cisco routers and switches, and Acme Packet and Sonus communications services platforms. These redundant network elements are interconnected via a dedicated fiber-based gigabit Ethernet backbone. Most network elements are based on software applications that execute entirely on off-the-shelf servers and are built for easy and rapid deployment and scalability, as well as security and reliability.  Fusion has deployed a Global Convergence Solutions routing and rating management solution that is expected to improve routing, rating and invoicing capabilities, facilitate cost savings through overhead reduction and drive efficiencies in route management.

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

Proprietary Cloud Services Platform

Our proprietary cloud services platform was designed and developed over many years by our own team of experienced programmers using advanced, yet proven technology. This proprietary platform is scalable, flexible and secure, delivering an integrated portfolio of cloud-based communications services that enable businesses of every size to increase productivity and efficiency while controlling costs. Information management, hardware, network and infrastructure are centralized off-premise, hosted and managed by Fusion, allowing customers to rapidly adjust to fluctuating and unpredictable service demands, drive efficiencies in staff and space, and eliminate the need for costly technology upgrades. The architecture of our proprietary platform has been designed to allow for the seamless integration of additional cloud-based applications, whether or not developed by Fusion. Not subject to third party end user licensing fees or technology release constraints, Fusion’s proprietary platform allows faster, easier, more cost-effective introduction of new, business-critical applications, delivering a unique feature set engineered to quickly respond to customer demands and market requirements. We differentiate ourselves from our competitors by combining our robust carrier-grade network services to enable secure connections to the cloud, delivering true diversity and a fully integrated solution for maximum efficiency and cost savings.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

Our distribution partners generally target smaller- to medium- size businesses, while our direct sales force focuses on the larger enterprise customers in our targeted verticals.  We believe that our cloud platform, infrastructure, systems and connectivity provide a strong competitive advantage in serving these larger enterprise customers, creating real value with specialized solutions that meet their more complex and rigorous requirements.  Referrals, strategic relationships and the strength of our corporate relationships are also a key part of our overall sales and marketing plan.  We believe that the substantial experience and relationships of our management, Board of Directors and shareholders will continue to assist us in organically growing our business through the addition of new customers.  Our carrier services are sold entirely through our direct sales force.

Strategy

Our five acquisitions and improved financial performance are important milestones in our strategic roadmap as we work to become one of the industry’s leading and most successful cloud services providers.  Our plans for growth are supported by an experienced and tested management team and dedicated staff, as well as our advanced cloud strategy to organically grow our revenue from the Business Services segment and to continue to develop vertically oriented solutions and acquire additional cloud services companies.

Fusion intends to grow organically through direct as well as indirect channel sales efforts; by securing large strategic distribution partners to extend our geographic and vertical market reach; through the up-sale and cross-sale of services to our existing customer base; and by leveraging management, Board and shareholder relationships to help penetrate larger enterprises.

We intend to increasingly focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art network and advanced services platforms. Our vertically oriented solutions, which are currently focused on healthcare, legal services, hospitality and real estate, offer a substantial opportunity to gain market share.  We intend to accelerate the growth of our Business Services segment with the goal of increasing the portion of our total revenue derived from this higher margin and more stable segment.  For the year ended December 31, 2015, the Business Services segment accounted for 65.1% of our revenues, as compared to 68.3% for the year ended December 31, 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Fusion intends to build on the success of its past acquisitions through additional acquisitions of cloud services companies. We believe that the experience gained in integrating people, products, systems, platforms and customers positions us well to advance our growth. We will continue to look to acquire companies that can expand our customer base and distribution capability, add additional cloud-based products and services and help us increase the scale of our operations.

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

Intellectual Property and Trademarks

We have several trademarks and service marks, which are supported by a combination of common law and statutory protection. We also own numerous domain names, which have been registered with the Corporation for Assigned Names and Numbers.   The following trademarks are registered with the United States Patent and Trademark Office; however, they are not registered at the international level:

●	Fusion®
●	V.o.I.C.E. the one that works!®
●	Fusion (Logo®
●	Clear Connections in the Cloud®
●	PingTone Communications®

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
2015 ANNUAL REPORT ON FORM 10-K

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

We cannot provide assurance that the U.S. and foreign regulatory agencies exercising jurisdiction over us will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing and/or terms or conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs. From time to time in the past, we have been delinquent in certain filing, reporting and payment obligations including, to the FCC and the Universal Service Administrative Company (“USAC”).  However, we are now current in our filings, reports and payments to these and other agencies having regulatory oversight over us.

As a carrier, we are subject to FCC regulation under the Communications Act of 1934, as amended. We have applied for and received the necessary authority under Section 214 of the Communications Act to operate as a domestic and international carrier. Generally, our international carrier traffic is subject to minimal regulation by state and local jurisdictions. We also hold various state licenses authorizing us to provide intrastate services to our carrier and end-user customers, and we comply with state reporting, fee payment, tariffing, and other obligations with respect to these services.  There may be some states where we provide minimal amounts of intrastate services where we have not fully complied with the licensing requirements. Should we fail at any time to be hold the licenses required to provide our intrastate services, we could be subject to fines or other penalties.

Our VoIP services are lightly regulated, although certain traditional telecommunications regulations have been applied to VoIP services. The FCC requires interconnected VoIP services to comply with: 911 emergency service requirements; registration requirements; Communications Assistance for Law Enforcement Act (“CALEA”) requirements; obligations to support Universal Service including the Universal Service Fund (“USF”) and Telecommunications Relay Services (“TRS”), the North American Numbering Plan administration (“NANPA”), and Local Number Portability administration (“LNPA”); Customer Proprietary Network Information (“CPNI”) requirements; disability access obligations; Local Number Portability (“LNP”) requirements; service discontinuance notification obligations; outage reporting requirements; and rural call completion reporting and rules related to ring signal integrity. The FCC defines interconnected VoIP service as service that (1) enables real-time, two-way voice communications, (2) requires a broadband connection from the user’s location, (3) requires Internet protocol compatible customer premises equipment, and (4) permits users generally to receive calls that originate on the public switched telephone network (“PSTN”) and to terminate calls to the PSTN. Under this definition, Fusion is a provider of interconnected VoIP service. We believe that our services are currently compliant with all applicable FCC requirements, and we have made and are making the required contributions to USF and other funds (although, as noted, we have not always been in compliance in the past). Should we fail to meet any of the FCC requirements discussed above or fail to make required contributions in the future, we could be subject to revocation of our authority to operate or to fines and/or penalties.

As a result of the FCC’s preemption of states’ ability to regulate certain aspects of VoIP service, and a trend in state legislatures to affirmatively deregulate VoIP services for most purposes, our VoIP services are subject to relatively few state regulatory requirements aside from collection of state and local E911 fees and state Universal Service support obligations. We believe that our services are currently compliant with all applicable state requirements, and we have made

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

and are making the required contributions to E911, state USF, and other funds. The state regulatory framework for our VoIP services continues to evolve, so we, in conjunction with our professional advisors, monitor the actions of the various state regulatory agencies and endeavor to ensure that we are in compliance with applicable state law, including any new statutes or regulations that may be passed. However, there can be no assurance that we will become aware of all applicable requirements on a timely basis, or that we will always be fully compliant with applicable rules and regulations. Should we fail to be compliant with applicable state regulations, or to file required reports to state regulatory agencies, we could be subject to fines and/or penalties.

While we believe VoIP services may be subject to additional federal, state, local, or international regulation in the future, it is uncertain when or how the effects of such regulation could affect us and our business. If additional regulation does occur, it is possible that such regulatory agencies may impose surcharges, taxes or regulatory fees on VoIP service providers. The imposition of any such surcharges, taxes, or regulatory fees could increase the Company’s costs and thus reduce or eliminate any competitive advantage that we might enjoy today.

Employees

As of December 31, 2015, we had 260 full time employees. None of our employees are represented by a labor union or collective bargaining agreement. We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

Customer Concentrations and Revenues and Assets by Geographic Area

For the year ended December 31, 2015, no single customer accounted for more than 10% of the Company’s consolidated revenues or the Company’s consolidated accounts receivable.  For the year ended December 31, 2014, no single customer accounted for more than 10% of the Company’s consolidated revenues; however, one customer accounted for approximately 16% of the Company’s consolidated accounts receivable.

During the years ended December 31, 2015 and 2014, 87.1% and 88.3%, respectively, of the Company’s revenue was derived from customers in the United States and 12.9 % and 11.7%, respectively, was derived from international customers. As of December 31, 2015 and 2014, the Company did not have any assets located outside of the United States.

Available Information

Our principal executive offices are located at 420 Lexington Avenue, Suite 1718, New York, New York 10170.  The telephone number at our executive offices is 212-201-2400 and our main corporate website is www.fusionconnect.com.    The information on the Company’s website is neither a part of, nor incorporated by reference into, this report.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.fusionconnect.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC.    Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, between the hours of 10:00 am to 3:00 pm, or at the SEC’s website www.sec.gov. For information about the SEC’s Public Reference Room, please call 1-800-SEC-0339.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

ITEM 1A. RISK FACTORS

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

Risks Relating to Our Business

Failure to comply with the financial and other covenants contained in our senior debt facilities is an event of default under these agreements.

Our acquisitions of Fidelity, NBS and PingTone and of the assets of RootAxcess and Broadvox were financed primarily through the issuance of debt in the aggregate principal amount of $96.0 million. All assets of Fusion and its subsidiaries are pledged as collateral under its senior debt facilities. The terms of these senior debt facilities contain a number of affirmative and negative covenants, including but not limited to, restrictions on paying off any subordinate indebtedness, incurring additional indebtedness, making capital expenditures, paying dividends and cash distributions by subsidiaries.  Under these senior facilities, we are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization, or EBITDA.  Failure to comply with any of the restrictive or financial covenants set forth in these facilities could result in an event of default and accelerated demand for repayment of our outstanding debt. We do not have the financial resources to repay that debt if it is accelerated.

If the Company had not obtained an amendment to its then existing facility, as of December 31, 2014, it would have exceeded the specified limit on capital expenditures.  However, as a result of that amendment, the Company was in compliance with the capital expenditure limit for the year ended December 31, 2014. For the year ended December 31, 2015, we were in compliance with all of the financial covenants contained in our debt facilities

We have a history of operating losses, and net losses. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

At December 31, 2015 and 2014, we had working capital of $1.7 million and $2.1 million, respectively, and stockholders’ equity of $14.5 million and $13.3 million, respectively.   In addition, at December 31, 2015 and 2014, we incurred net losses applicable to common stockholders of $9.8 million and $4.3 million, respectively. Our cash flows from operations for the year ended December 31, 2015 were not sufficient to support our capital expenditure requirements and other obligations in 2015.  We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital.  In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise additional funds from the equity markets or other sources, resulting in further dilution to our equity holders.  These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity.

Our recent acquisitions do not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as our recent acquisition of Fidelity and our acquisition of assets and customers from RootAxcess in September 2015,  as well as our previously completed acquisitions,  involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will result in improved financial performance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

However, realization of these desired results are subject to numerous risks and uncertainties, including but not limited to:

●	diversion of management time and attention from daily operations;
●	difficulties integrating the acquired business, technologies and personnel into our business;
●	potential loss of key employees, key contractual relationships or key customers of the acquired businesses; and
●	in the case of a stock acquisition, exposure to unforeseen liabilities.

Notwithstanding consummation of our acquisitions of NBS, PingTone and Fidelity and the assets of RootAxcess and Broadvox, there is no assurance that these acquisitions will be or will continue to be accretive to our earnings or otherwise improve our results of operations.

If we are unable to successfully manage the integration of our acquisitions, we may not benefit from our acquisition strategy.

As part of our growth strategy, we seek to supplement internal growth with targeted acquisitions.  We may not be successful in integrating newly acquired companies into our day-to-day operations for a number of reasons, including if we are unable to (a) retain the skilled managerial, technical, and sales personnel of acquired companies; (b) retain the customers of acquired companies; (c) integrate the services offered by acquired companies with our existing services to achieve a single package of service offerings; (d) establish and maintain uniform standards, controls, policies and procedures throughout our acquired companies; or (e) devote the management time required to successfully integrate acquired businesses.

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

We have historically funded our working capital requirements through the sale of common stock or preferred stock of Fusion.  The sale of equity securities to fund operations is dilutive to our existing stockholders.  The terms of our debt facilities may limit our ability to utilize cash flows generated from our Business Services segment to fund the Company’s other operations, including corporate overhead expenses.  In the event we are unable to substantially increase our revenues to fund our operating expenses, we may be required to continue to fund operations through additional sales of Fusion equity securities.  In the past, limited cash resources restricted our Carrier Services segment’s ability to purchase termination capacity on shorter payment terms

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

than the terms under which it is able to sell to our customers.  Should this trend continue, it could limit our ability to grow our revenues and/or margins, or limit our ability to achieve our revenue and/or margin targets in this services segment.

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

During 2014 and 2013, revenue derived from our Carrier Services segment was negatively impacted by seasonal and economic market fluctuations, and a general decline in the overall market for international communications as a result of current economic conditions. Our Carrier Services segment was also adversely affected in 2014 by network capacity limitations and issues encountered with the deployment of a new switch.  We anticipate that these revenue growth constraints will be eased as the hardware and software upgrades to our network are fully implemented, however there is no assurance that we will be successful in our efforts to increase revenues and margin contribution in this business segment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

It is the Company’s policy to require employees, consultants and, when warranted, certain customers and vendors to execute confidentiality agreements with us.  These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except under certain specific circumstances.  If such arrangements were to prove ineffective in protecting our confidential information, our business or financial performance could be negatively impacted.

The U.S. Patent and Trademark Office has granted Fusion federal registration for six trademarks, and Federal registration of those trademarks will be effective for as long as we continue to use them and renew their registrations.  We are also planning to register additional trademarks and other intellectual property rights, although there can be no assurance that our effort to register these trademarks will be successful.  Fusion generally does not register any of its copyrights with the U.S. Copyright Office, but relies on the protection afforded to such copyrights by the U.S. Copyright Act, which provides protection to authors of original works whether published or unpublished and whether registered or unregistered.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Breaches in our network security systems may hurt our ability to deliver services and our reputation and result in liability.

We could lose clients or expose ourselves to liability if there are any breaches to our network security systems that jeopardize or result in the loss of confidential information stored in our computer systems.  Since our inception, we have experienced two known breaches of network security, which resulted in a temporary failure of certain network operations, but did not result in the loss of any confidential customer information or material financial losses. However, a future network security breach could harm our ability to deliver certain services, damage our reputation or subject us to liability.

Our revenue growth is dependent upon our ability to build new distribution relationships and to bring on new customers.

Our ability to grow through efficient and cost effective deployment of our cloud services is, in part, dependent upon our ability to identify and contract with local, regional and national entities that will assist in the distribution of our products and services.  If we are unable to identify, contract or maintain such distribution relationships, or if the efforts of these agents are not successful, we may not grow the customer base or achieve the revenues currently envisioned and our results of operations will be adversely impacted.

We are dependent upon our ability to obtain the necessary regulatory approvals and licenses to enter new domestic and international markets in which such approvals are required.  Such approvals may or may not occur as planned and could be delayed.

Our entry into new domestic and international markets may, in certain cases, rely upon our ability to obtain licenses or other approvals to operate in those markets, our ability to establish good working relationships with the relevant regulatory authorities in those jurisdictions or our ability to interconnect to the local telephone networks in those markets.  If we are not able to obtain the necessary licenses, approvals or interconnections, our ability to enter into new markets may be delayed or prevented.

Industry consolidation could make it more difficult for us to compete.

Companies offering cloud voice, UCaaS, cloud connectivity, SaaS, IaaS and other cloud services are, in some circumstances, consolidating.  We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, technical, sales and marketing resources, or with larger client bases, more extended networks or more established relationships with vendors and distributors.  If we were to experience such heightened competitive pressures, there is a risk that our revenues may not grow as expected and the value of our equity securities could decline.

Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be effective.

A majority of the voice calls made by our customers are connected through other communication carriers, which provide us with transmission capacity through a variety of arrangements.  Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations. If we do not secure or maintain operating and termination arrangements our ability to increase services to our existing markets, and gain entry into new markets, will be limited.  Therefore, our ability to maintain and expand our business is dependent, in part, upon our ability to maintain satisfactory relationships with other domestic carriers, Internet service providers, international carriers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis.  In addition, if a carrier with whom we interconnect does not carry the traffic routed to it, or does not provide the required capacity, we may be forced to route our traffic to, or buy capacity from, a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality.  In the event network service quality is degraded, it may result in a loss of customers.  To the extent that any of these carriers with whom we interconnect raise their rates, change their pricing structure or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent on third party equipment suppliers for equipment, software and hardware components, including Cisco, BroadSoft, Acme Packet and Sonus. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or if we are unable to develop alternative sources of supply if and as required, it could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

We cannot assure you that applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate or that such agencies will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority.  Similarly, if our pricing and/or terms and conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs From time to time in the past, we have been delinquent in certain filing, reporting and payment obligations including, to the FCC and the USAC.  However, we are now current in our filings, reports and payments to these and other agencies having regulatory oversight over us.

We also hold various state licenses authorizing us to provide intrastate services to our carrier and end-user customers, and we comply with state reporting, fee payment, tariffing, and other obligations with respect to these services.  However, in several states where we provide de minimus intrastate services we may not have fully complied with applicable licensing requirements. Should we fail at any time to be hold the licenses required to provide our intrastate services, we could be subject to fines or other penalties.

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

Our Carrier Services operations were impacted by Hurricane Sandy in the Northeast region of the United States in late October of 2012.  The severe weather conditions directly affected the ability of many of our carrier customers and vendors to connect to us.  As a result, we did not generate the same levels of revenues and gross profit that we believe we would have generated absent these abnormal conditions.  Any future disruptions to the operation of our network, including acts of war, terrorism or other force majeure, could have a material adverse impact on our liquidity, financial condition and results of operations.  Although we do carry business interruption insurance, we cannot assure you that our losses in the event of a natural disaster or other force majeure event would be completely covered by insurance.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

We have a written employment agreement with Matthew Rosen, our Chief Executive Officer.  We do not have written employment agreements with any of our other executive officers or members of senior management.

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

Risks Related to Ownership of our Common Stock

We are unlikely to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock.  We intend to retain any future earnings to finance our operations and expand our business and therefore do not expect to pay any cash dividends in the foreseeable future.  Holders of our outstanding preferred stock are entitled to receive dividends prior to the payment of any dividends on our common stock. The payment of dividends is also subject to provisions of Delaware law prohibiting the payment of dividends except out of surplus and certain other limitations, as well as the provisions contained in our debt facilities.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock has fluctuated substantially and will likely continue to fluctuate due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in our industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of our common stock and securities issued by many other companies for reasons unrelated to operating performance.

In addition, the market price of our common stock may continue to fluctuate significantly in response to a number of other factors, many of which are beyond our control, including but not limited to the following:

●	ability to obtain securities analyst coverage;
●	changes in securities analysts’ recommendations or estimates of our financial performance;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures, or capital commitments; and
●	failure to meet analysts’ expectations regarding financial performance.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights in favor of our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to the Company and its stockholders to the maximum extent permitted under Delaware corporate law.  Our by-laws also require us to indemnify our directors to the maximum extent permitted by Delaware corporate law.  We may also have contractual indemnification obligations under our agreements with our directors, officers and employees.  These indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and its stockholders.

Our use of equity to fund operations is dilutive to existing stockholders and, depending upon the market price for our shares at the time of issuance, we may be required to issue shares at depressed prices.

Historically, we have funded our vast majority of our working capital requirements through the sale of our equity securities.  The use of our equity to fund operations is dilutive to our existing r securities holders.  Unless we are able to generate substantial revenues to fund our operating expenses, we may be required to continue to fund operations through the sale of additional equity.  Moreover, the dilutive effect on our stockholders caused by the issuance of new equity shares is directly impacted by the market price for our shares at the time of issuance.  If we are required to issue shares at a time when the market price for our equity securities is depressed, we will need to issue more shares than if the market price was higher, and the dilutive effect on our stockholders will be greater.

The issuance of our common stock upon the exercise of options or warrants or the conversion of outstanding convertible securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of December 31, 2015, we had 12,788,971 common shares outstanding and approximately 3,825,942 shares reserved for issuance upon conversion of outstanding preferred stock, 3,011,760 shares reserved for the exercise of outstanding warrants, and 1,158,251 shares reserved for the exercise of outstanding stock options.  The issuance of our common shares upon the exercise of stock options or warrants, or conversion of preferred stock, will increase the number of our publicly traded shares, which could depress the market price of our common stock.

The perceived risk of dilution may cause our common stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.  Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock.  By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

We could use preferred stock to fund operations or resist takeovers, and the issuance of preferred stock may cause additional dilution.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred”) are currently issued and outstanding, and 18,279 shares of our Series B-2 Preferred Stock (the Series B-2 Preferred”) are currently issued and outstanding.  Our certificate of incorporation gives our board of directors the authority to issue preferred stock without any further approval of our stockholders.  We may issue additional shares of preferred stock to raise money to finance our operations.  We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

●	dividend and liquidation preferences;
●	voting rights;
●	conversion privileges;
●	redemption terms; and
●	other privileges and rights of the shares of each authorized series.

The issuance of large blocks of our preferred stock could possibly have a dilutive effect on our existing stockholders.  It can also negatively impact our existing stockholders’ liquidation preferences.  In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to friendly third parties to preserve control by present management.  This could occur if we become subject to a hostile takeover that could ultimately benefit our stockholders and us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

ITEM 2.  PROPERTIES.

We are headquartered in New York, New York and lease offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities of December 31, 2015.

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.

420 Lexington Avenue, Suite 1718, New York, NY 10170	October 2020	$666,000	Lease of principal executive offices	9,656

3565 Piedmont Road N.E., Suite 300, Atlanta, GA 30005	August 2022	$265,000	Lease of network facilities and office space	10,509

155 Willowbrook Boulevard, Wayne, NJ 07470	October 2017	$140,000	Lease of network facilities and office space	10,757

13921 Park Center Road, Herndon, VA 20171	November 2017	$345,000	Lease of network facilities and office space	13,364

1475 W. Cypress Creek Road, Suite 204, Fort Lauderdale, FL 33309	August 2016	$82,000	Lease of network facilities and office space	5,183

23250 Chagrin Blvd., Suite 250, Beachwood, OH 44122	May 2019	$93,000	Lease of sales and admistrative office space	5,638

1621 Euclid Avenue, Suite 730, Cleveland, OH 44122	April 2019	$83,000	Lease of network facilities and office space	10,000

We believe that our leased facilities are adequate to meet our current and future needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business.  Defending such proceedings can be costly and can impose a significant burden on management and employees.  We do not expect that the outcome of any such claims or actions will have a material effect on our liquidity, results of operations or financial condition. As of December 31, 2015 and 2014, we did not have any significant ongoing legal matters.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “FSNN.” The following tables list the high and low sales prices for our common stock for each fiscal quarter during the two preceding fiscal years.

Year Ended December 31, 2015	High	Low

First Quarter	$4.64	$3.52
Second Quarter	$4.75	$2.07
Third Quarter	$3.16	$1.88
Fourth Quarter	$3.44	$1.99

Year Ended December 31, 2014	High	Low

First Quarter	$7.75	$4.78
Second Quarter	$7.47	$2.50
Third Quarter	$5.41	$3.33
Fourth Quarter	$4.24	$3.10

On May 13, 2014, we completed a 50 to 1 reverse split of our common stock.   The market price for our common stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders of Record

As of December 31, 2015, there were approximately 609 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any cash dividends on our common stock in the foreseeable future.  Subject to the rights of holders of our outstanding Series A Preferred and Series B Preferred, any future determination to pay dividends will be at the discretion of our board of directors, subject to applicable law, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our outstanding debt and other factors that our Board considers appropriate.

The holders of our Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and when declared by our Board from January 1, 2008.  To date, our Board has not declared any dividends on any of the Series A Preferred Stock.  Since the quarter ended March 31, 2014, the holders of our Series B-2 Preferred have been entitled to receive quarterly dividends at an annual rate of 6%.  These dividends can be paid, at our option, either in cash or in shares of our common stock.

Recent Sales of Unregistered Securities

None.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the notes related thereto included elsewhere in this report.  This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements (see Item 1A, “Risk Factors”).

OVERVIEW

Our Business

We offer a comprehensive suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offer domestic and international VoIP services to carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, we are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and  UCaaS, improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our cloud computing and IaaS solutions, are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by storage solutions, as well as SaaS solutions, such security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud.  The Company’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our Carrier Services segment, we have agreements with 369 carrier customers and vendors, through which we sell domestic and international voice services to other carriers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

We continue to increasingly focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art network and advanced services platforms.  Our vertically oriented solutions, which are currently focused on healthcare, legal, hospitality and real estate, offer a substantial opportunity to gain additional market share.   We intend to accelerate the growth of our Business Services segment with the goal of increasing the portion of our total revenue derived from this higher margin and more stable segment.   In addition to lowering the underlying costs of termination, we believe that our Carrier Services segment supports the growth of the Business Services segment by providing enhanced service offerings for business customers and by strengthening its relationships with major service providers throughout the world.

Recent Acquisitions

In December 2015, we acquired four of the five Fidelity companies and, in February 2016, completed the acquisition of the remaining Fidelity company.  The purchase price, net of working capital adjustments was $29.9 million, of which $28.4 million was paid in cash and $1.5 million through the issuance of 696,508 shares of Fusion common stock. Fidelity provides cloud voice, cloud connectivity, security, data center and cloud storage services to approximately 2,000 small, medium, and large business customers primarily in the Midwest.

In September 2015, we acquired the customer base, technology platform, infrastructure and other assets of Chicago-based RootAxcess for $1.2 million. RootAxcess delivers a broad range of cloud solutions, including IaaS, cloud computing, cloud storage, cloud hosting, virtual data center, backup and recovery, and virtual servers, using both private and hybrid cloud infrastructure.

In October 2014, we acquired PingTone, a provider of integrated cloud-based communications services for a purchase price of $10.6 million, of which $8.1 million was paid in cash and $2.5 million was paid through the issuance of 712,250 shares of Fusion common stock.  This acquisition added a loyal and growing enterprise customer base and positioned the Company to stimulate organic growth by augmenting the Company’s management team, adding a direct sales force, and providing significant cross-sale and up-sale opportunities.

Our Performance

Revenues for the year ended December 31, 2015 were $101.7 million, an increase of $9.6 million, or 10.5%, compared to the year ended December 31, 2014, as a result of a net increase in revenues from our Business Services segment of approximately $3.3 million driven primarily by revenues generated  from our acquisitions , and an increase in revenues of $6.4 million from our Carrier Services segment mainly due to a 25.6% increase in overall traffic volume.  Our operating loss for 2015 increased to $9.0 million from $1.8 million in 2014 driven primarily by higher salaries and payroll benefits of approximately $4.4 million, acquisition integration costs of $2.2 million, and depreciation and amortization expense of approximately $2.0 million.

Our Outlook

Our ability to achieve positive cash flows from operations and net profitability is substantially dependent upon our ability to increase revenue in both of our business segments and, to a lesser extent, on our ability to identify further synergistic cost savings and operational efficiencies from our more recent acquisitions.

Revenues from our Carrier Services segment have increased over the last few years due, in large part, to an increase in overall traffic volume.  We believe the increase resulted largely from increased niched competition, deregulation in many of the markets we serve and our lower cost, Internet-based technologies.  While the market demand for international voice termination has seen a corresponding increase over the last few years, we have been able to increase our

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

revenues accordingly due to increase capacity on our network switching platform and return on invested network capital.  During 2015 and late 2014, we implemented new systems and equipment which increased our network capacity to levels necessary to compete in the current market environment and allow us to increase our traffic volume and, therefore, gross profit for this business segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

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

Our Business Services revenue includes MRC’s charged to customers, for whom charges are contracted over a specified period of time, and variable usage fees charged to customers that purchase our business products and services.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  MRCs continue until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

Our Carrier Services revenue is primarily derived from usage fees charged to other carriers that terminate voice traffic over our network.   Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration.  It is recognized upon completion of the call, and is adjusted to reflect the allowance for billing adjustments.  Revenue for each customer is calculated from information received through our network switches.  Our customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates.  This software provides us with the ability to complete a timely and accurate analysis of revenue earned in a period.  We believe that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

Cost of Revenues

For our Business Services segment, cost of revenues include the MRCs associated with certain platform services purchased from other service providers, the MRCs associated with private line services and the cost of broadband Internet access used to provide service to business customers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Cost of revenues for our Carrier Services segment is comprised primarily of costs incurred from other carriers to originate, transport, and terminate voice calls for our carrier customers.  Thus, the majority of our cost of revenues for this segment is variable, based upon the number of minutes actually used by our customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switch.  During each period, the call activity is analyzed and an accrual is recorded for the costs associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between our network infrastructure, including our New Jersey switching facility, and certain large carrier customers and vendors.

Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses approximates their fair values due to the short term nature of their underlying terms.  Some of the warrants issued in conjunction with the issuance of our debt and equity securities are accounted for in accordance with the guidance contained in Accounting Standards Codification (“ASC”)  Topic 815, Derivatives and Hedging (“ASC 815”).  For these warrant instruments that are not deemed to be indexed to Fusion’s stock, we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.  The fair values of the warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock (see notes 17 and 18 to the accompanying consolidated financial statements).

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges for the years ended December 31, 2015 and 2014.

Impairment testing for goodwill is performed annually in our fourth fiscal quarter.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary.  We performed qualitative impairment evaluations on our goodwill as of December 31, 2015 and 2014 and determined that there were no indications that goodwill was impaired.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred income tax assets when we determine that it is more likely than not that we will fail to generate sufficient taxable income to be able to utilize the deferred tax assets.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right –to-use assets, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In September 2015, FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In April 2015, FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2014, FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, FASB deferred the effective date of this guidance until January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	% Sales	2014	% Sales

Revenues	$101,694,516	100.0%	$92,052,600	100.0%
Cost of revenues*	56,724,121	55.8%	49,598,373	53.9%
Gross profit	44,970,395	44.2%	42,454,227	46.1%
Depreciation and amortization	12,975,981	12.8%	11,004,884	12.0%
Selling, general and administrative expenses	41,009,107	40.3%	33,224,374	36.1%
Total operating expenses	53,985,088	53.1%	44,229,258	48.0%
Operating loss	(9,014,693)	(8.9%)	(1,775,031)	(1.9%)
Other (expenses) income:
Interest expense	(6,062,923)	-6.0%	(5,988,411)	(6.5%)
Gain on change in fair value of derivative liability	1,843,997	1.8%	5,161,901	5.6%
Loss on extinguishment of debt	(2,720,355)	-2.7%	-	0.0%
Other income, net	63,613	0.1%	60,450	0.1%
Total other expenses	(6,875,668)	(6.8%)	(766,060)	(0.8%)
Loss before income taxes	(15,890,361)	(15.6%)	(2,541,091)	(2.8%)
Benefit (provision) for income taxes	7,660,536	8%	(26,051)	0.0%
Net loss	$(8,229,825)	(8.1%)	$(2,567,142)	(2.8%)

* Exclusive of depreciation and amortization, shown separately below.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Revenues

Consolidated revenues were $101.7 million for the year ended December 31, 2015 as compared to $92.1 million for the year ended December 31, 2014, an increase of $9.6 million, or 10.5%.  Revenues for the Business Services segment increased by approximately $3.3 million to $66.2 million for the year ended December 31, 2015 as compared to $62.9 million for the year ended December 31, 2014.  This increase is primarily due to the inclusion of revenues from PingTone of approximately $4.5 million, Fidelity of approximately $1.1 million and RootAxcess of approximately $0.3 million, offset in part, by a decrease in revenues from existing customers of approximately $2.6 million.

Carrier Services revenue was $35.5 million for the year ended December 31, 2015 compared to $29.2 million for the year ended December 31, 2014, an increase of $6.3 million, or 22%.  This increase was mainly attributable to a 25.6% increase in the number of minutes transmitted over our network, offset, in part, by a 3.0% decrease in the blended rate per minute of traffic terminated.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $56.7 million for the year ended December 31, 2015 as compared to $49.6 million for the year ended December 31, 2014.  This increase is mainly due to additional costs arising from our acquisitions of PingTone and Fidelity of approximately $1.8 million, offset, in part, by a $1.3 million decrease in cost of revenues associated with our existing customer base, and an increase in cost by our Carrier Services segment of $6.6 million resulting from higher costs in the blended rate per minute of traffic terminated and the 25.6% increase in the volume of minutes of traffic terminated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Consolidated gross margin was 44.2% for the year ended December 31, 2015 as compared to 46.1% in the year ended December 31, 2014.  This decrease is primarily the result of an overall increase in cost of revenues of 14.4% driven primarily by an increase in cost of revenues in our Carrier Services segment of 25.5% resulting from the 25.6% increase in the volume of traffic terminated that outpaced the increase in revenues of 21.8%, offset by an increase in margins of 7.1% as a result of the higher mix of Business Services revenue resulting from our acquisition of PingTone, Fidelity and RootAxcess.

Gross margin for our Business Services segment was 63.5% in 2015 as compared to 62.4% in 2014 as a result of an increase in revenues of 5.2% driven primarily by revenues acquired through the acquisition of PingTone of approximately $4.5 million, Fidelity of approximately $1.1 million and RootAxcess of approximately $0.3 million, offset by a marginal increase in the cost of revenues of approximately $0.5 million, or 2.1%.

Gross margin for our Carrier Services segment was 8.2% in 2015 as compared to 10.9%in 2014. This decrease is the result of an increase in cost of revenues of 25.5% and a decrease of 3.0% in the blended rate per minute of traffic terminated that outpaced the increased in revenues of 21.8%.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.0 million to $13.0 million in 2015 as compared to $11.0 million in 2014. This increase is primarily attributable to our acquisition of PingTone and Fidelity that contributed to approximately $0.2 million and $0.7 million, respectively, in depreciation and amortization expense, and an increase in depreciation of $1.0 million resulting from capital expenditures of $3.4 million and capital lease financing of $1.4 million in 2015.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) was $41.0 million in the year ended December 31, 2015 as compared to $33.2 million in the year ended December 31, 2014.  This increase is the result of higher salaries and employee related benefit costs of approximately $4.4 million driven primarily by an increase in headcount attributable to our acquisition of PingTone and Fidelity, as well as the expansion of our sales force to accelerate organic growth; marketing and advertising expense of $0.3 million; other miscellaneous expenses of $0.9 million;and integration costs of approximately $2.2 million associated with our PingTone and Fidelity acquisitions.

Operating Loss

Our operating loss was $9.0 million for the year ending December 31, 2015 as compared to $1.8 million for 2014. This increase in operating loss is driven primarily by an increase in SG&A of approximately $7.8 million and depreciation and amortization expense of $2.0 million.

Interest Expense

Interest expense was approximately $6.1 million for the year ended December 31, 2015 and 2014. For the year ended December 31, 2015, we recognized interest expense of approximately $4.9 million related to senior secured borrowings, $0.01 million of interest expense on a related party note, $0.2 million in interest expense from our capital lease financing program, and approximately $0.9 million in interest expense associated with  debt discount and debt issuance costs amortization.

Loss on Extinguishment of Debt

During the year ended December 31, 2015, we recognized a loss on extinguishment of debt of $2.7 million as a result of debt discount and a debt issuance costs write-off of $1.7 million and a prepayment penalty of approximately $1.0 million associated with the early retirement of approximately $20.0 million of borrowings under one of our senior facilities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2015, we recognized a gain on the change in fair value of our derivative liabilities in the amount of $1.8 million as compared to a gain of $5.2 million for the year ended December 31, 2014.  These gains are related to the warrants that we issued to our senior lenders in 2012 and 2013 and to purchasers of our Series B-2 Preferred Stock, the terms of which require them to be treated as liabilities and not as equity instruments.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  These warrants are valued using an option pricing model and other valuation models, such that increases in Fusion’s stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases in Fusion’s stock price result in a lower valuation and a gain being recorded in our income statement.

As part of a debt refinancing undertaken by us in August 2015, the lenders under our then existing senior facility exercised warrants to purchase 728,333 shares of Fusion common stock.  As a result of this exercise, the Company recognized a reduction in the derivative liability of $364,167 with a reclassification to equity.

During the year ended December 31, 2015, warrants to purchase 320,000 shares of Fusion common stock that contained a downward adjustment of the exercise price were modified to remove this provision and thus qualified for equity treatment. As a result. The Company reclassified $0.7 million (the fair value of the derivative liability relative to the modified warrant at the date of the amendment) from the derivative liability into equity.

We expect that we will be subject to additional fluctuations in our income statement in 2016 and beyond based on changes in Fusion’s stock price and the corresponding changes in fair value of our derivative liabilities associated with the warrants issued in connection with our Series B-2 Preferred Stock.

Net Loss

We had a net loss of $8.2 million for the year ended December 31, 2015 as compared to $2.6 million for the year ended December 31, 2014 mainly due to the increase in SG&A of approximately $7.8 million, loss on extinguishment of debt of $2.7 million, and depreciation and amortization expense of $2.0 million, offset, in part, by $3.3 million gain on the change in the fair value of the derivative.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant net losses.  At December 31, 2015, we had working capital of approximately $1.7 million and stockholders’ equity of approximately $14.5 million.  At December 31, 2014, we had working capital of $2.1 million and stockholders’ equity of approximately $13.3 million.  Our consolidated cash balance at December 31, 2015 was $7.5 million as compared to $6.4 million at December 31, 2014.  While we believe we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There can be no assurances that such funds will be available to the Company as and when needed or on terms deemed by us to be acceptable.

During 2015 and for most of 2014, we relied primarily on the sale of Fusion’s equity securities and the cash generated from our Business Services segment to fund operations. On December 8, 2015, we sold approximately 2.6 million shares of Fusion common stock for $5.6 million. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of Fusion’s Board of Directors, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our senior debt and other factors that Fusion’s Board of Directors and senior management consider appropriate.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

The holders of our Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-4 Preferred Stock (collectively, the “Series A Preferred Stock”) are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and if declared by Fusion’s Board of Directors. The holders of the Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%.  These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion common stock.

As of December 31, 2015, Fusion’s Board of Directors had not declared any cash dividends on the Series A Preferred Stock, and the Company had accumulated approximately $4.3 million of undeclared preferred stock dividends.  The Fusion Board of Directors declared a dividend of $1.2 million for the year ended December 31, 2015 on the Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 434,201 shares of Fusion’s common stock.

In December 2015, the Company entered into an Amended and Restated Credit Facility with Opus Bank (the “Amended Credit Facility”), which facility amended and restated, in its entirety, the $40.0 million credit facility originally entered into by us with Opus Bank in August 2015.   As was the case with the original Opus facility, the Amended Credit Facility consists of a $15.0 million credit facility and a $25.0 million term loan.  All borrowings under the Amended Credit Facility bear interest at a rate equal to the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin then in effect at such time, or (b) 3.25% plus the Applicable Margin and are secured by a first priority security interest in all of the assets of Fusion and its subsidiaries, including the capital stock of each such subsidiary. Under the Amended Credit Facility, “Applicable Margin” is calculated based on the ratio of Senior Indebtedness to Adjusted EBITDA (each as defined in the Credit Agreement) and ranges from 1.25% to 2.00% based on the ratio level.  In addition, subject to certain limitations, Fusion and certain of its subsidiaries have guaranteed the obligations of the borrower under the Amended Credit Facility, including its obligations to repay all borrowings. The maturity date of amounts borrowed under the credit facility is four years or August 28, 2019, and the maturity date of any amounts borrowed under the term loan is five years or August 28, 2020.  The Amended Credit Facility contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to borrowings under the Credit Agreement, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. The Credit Agreement also requires on-going compliance with various financial covenants, including a maximum senior leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. In addition, effective December 31, 2015, the Company was no longer required to maintain a minimum unencumbered cash bank balance of no less than $1.0 million at all times.

 As of December 31, 2015, the Company has borrowed $15.0 million under the credit facility and $25.0 million under the term loan.  We used the proceeds to fund our acquisition of Fidelity and RootAxcess, and to retire approximately $11.0 million of notes issued under the Praesidian Facility (as defined below). The Company pays interest monthly at an initial rate of 4.5%, and paid interest expense of approximately $148,000 during the year just ended.   As of December 31, 2015, we were in compliance with all the financial covenants in the Amended Credit Agreement.

Simultaneous with the execution of the Amended Credit Agreement, the Company executed the Fourth Amended Share Purchase Agreement with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund IIIA, LP and United Insurance Company of America (the “Fourth Amended SPA”). The Fourth Amended SPA amended and restated the terms of the Third Amended and Restated Securities Purchase Agreement and Security Agreement (the “Third Amendment”).  The Third Amendment amended and restated the terms of second amended and restated agreement, which itself amended and restated earlier versions of this securities purchase agreement.  The Third Amendment, together with each earlier version of this facility are hereinafter collectively referred to as the “Praesidian Facility”).  Specifically, the Fourth Amended SPA amended the Third Amendment to (i) provide the consent of the continuing lenders to the acquisition of Fidelity (ii) joined Fidelity as a guarantor and credit party under the Fourth Amended SPA, and (iii) modify or eliminate certain of the financial covenants contained in the Third Amendment, in specific, the requirement to maintain a minimum unencumbered cash bank balance of $1.0 million at all times effective as of December 31, 2015. As of December 31, 2015, we were in compliance with all the financial covenants in the Fourth Amended SPA.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Under the Third Amendment, approximately $11.0 million of notes held by Plexus Fund II, L.P., Plexus Funds III, L.P. and Plexus Fund QP III, L.P. (collectively, “Plexus”) were paid in full with borrowings under the Opus credit facility (see Note 13), and $9.0 million of the original notes held by Plexus were paid using the proceeds from the sale of newly authorized Series F Notes in the aggregate principal amount of $9.0 million, bearing interest at 10.8% annually and having a maturity date of February 28, 2021.   In addition, under the terms of the Third Amendment, the maturity date of all previously issued notes were extended to February 28, 2021 and the continuing lenders agreed to subordinate their notes to borrowings extended under the Opus facility.   The following notes have been issued by us under the Fourth Amended SPA:

●
Series A and B Notes.   The Company sold $6.5 million aggregate principal amount of Series A notes, bearing interest at the original rate of 10.0% annually, and $10.0 million aggregate principal amount of Series B notes bearing interest at the rate of 11.5% annually in October 2012, the  proceeds of which were used  to finance the acquisition of NBS.

●
Series C and D Notes. The Company sold $0.5 million aggregate principal amount of Series C notes and $25.0 million aggregate principal amount of Series D notes in December 2013, to finance the acquisition of certain assets of Broadvox.

●	Series E Notes. The Company sold $5.0 million aggregate principal amount of Series E notes in October 2014 to fund its acquisition of PingTone.

●	Series F Notes. The Company sold $9.0 million aggregate principal amount of Series F notes in August 2015 to retire a portion of the approximately $20.0 million of notes held by Plexus.

At December 31, 2015, we have approximately $34.0 million principal amount of notes outstanding under the Fourth Amended SPA.

For the year ended December 31, 2014, we exceeded the limit on capital expenditures set forth in the Praesidian Agreement, which constituted an event of default thereunder. On March 27, 2015, the holders of the holders of the notes waived the event of default for 2014.  As a result of the amendment, we were in compliance with the capital expenditure limit for the year ended December 31, 2014.

At various times during the first six months of 2015, the Company was not in compliance with certain covenants contained in the Praesidian Facility.  Specifically, we were not in compliance with our minimum EBITDA and Fixed Charge Coverage Ratio covenants and we failed to raise additional equity within the time frame committed in the facility.   These events of default were waived by the note holders.  As a result, we were in compliance with our obligations under the original credit agreement as of June 30, 2015. The Company is in compliance with the new covenants (see Note 14) at December 31, 2015.

For the years ended December 31, 2015 and 2014, we paid interest of approximately $4.6 million under the Praesidian facility.

We have a note payable outstanding of approximately $1.2 million from Marvin Rosen, the Chairman of Fusion’s Board of Directors.  This note is subordinated to all amounts borrowed under the Amended Credit Facility and the Fourth Amended SPA.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after all borrowings under the Amended Credit Facility are paid in full.   For the years ended December 31, 2015 and 2014, we paid interest of approximately $97,000 on this note.

We have entered into various capital lease agreements to finance the purchase of property and equipment, at interest rates generally ranging from 5.3% to 6.6%.   Scheduled principal payments under these leases for the year ended December 31, 2016 is approximately $1.0 million.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige, whereby we may sell certain of our Carrier Services accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow. Under the terms of that agreement, Prestige pays a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, is paid to us within two business days after Prestige receives payment on

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

those receivables, which generally have 15 to 30 day payment terms. For the year ended December 31, 2015 and 2014, proceeds from the accounts receivable factoring arrangement was $1.8 million and $3.8 million, respectively.  We may continue to utilize this agreement with Prestige to supplement our working capital needs until such time as we can consummate a traditional working capital line of credit.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014

Net cash (used in) provided by operating activities	$(152,603)	$2,160,915
Net cash used in investing activities	(30,863,462)	(9,327,900)
Net cash provided by financing activities	32,111,925	7,435,093
Net increase in cash and cash equivalents	1,095,860	268,108
Cash and cash equivalents, beginning of period	6,444,683	6,176,575
Cash and cash equivalents, end of period	$7,540,543	$6,444,683

Cash (used in) provided by operating activities was $(0.2) million and $2.2 million for the year ended December 31, 2015 and 2014, respectively.  The following table illustrates the primary components of our cash flows from operations:

	Year Ended December 31,
	2015	2014
Net loss	$(8,229,825)	$(2,567,142)
Non-cash expenses, gains and losses	7,421,855	8,135,273
Accounts receivable	(883,253)	(1,406,348)
Accounts payable and accrued expenses	2,005,632	(1,534,841)
Other	(467,012)	(466,027)
Cash (used in) provided by operating activities	$(152,603)	$2,160,915

Cash used in investing activities was approximately $30.9 million for the year ended December 31, 2015 as compared to $9.3 million for the year ended December 31, 2014.  For the year ended December 31, 2015, we paid approximately $28.5 million in cash, net of cash aquired, for our aquisitions, and had capital expenditures of $3.4 million.  For the year ended December 31, 2014, we paid $7.3 million in cash, net of cash acquired, for PingTone, and had capital expenditures of $3.8 million in 2014.  In addition, $1.0 million of unrestricted cash was returned to us in 2015.

Cash provided by financing activities was $32.1 million for the year ended December 31, 2015 as compared to $7.4 million for the year ended December 31, 2014.  During 2015, we raised approximately $5.6 million from the sale of equity securities, issued $9.0 million of Series F notes, borrowed $40.0 million under the Amended Credit Facility to fund our acquisitions of Fidelity and RootAxcess and to retire outstanding notes of approximately $20.0 million, and made debt service and equipment financing payments of approximately $1.5 million.  For the year ended December 31, 2014, we raised approximately $4.0 million from the sale of equity securities, issued $5.0 million of Series E notes to fund our acquisition of PingTone and made debt service and equipment financing payments of approximately $1.4 million.

OTHER MATTERS

Inflation

We do not believe inflation has a significant effect on our operations at this time.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Off Balance Sheet Arrangements

Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other commercially narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements required by this Item are included after Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.   In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15D-15(f) under the Exchange Act) that occurred during the year ended December 31, 2015.  Based on that evaluation, our principal executive officer and principal accounting officer concluded that there has not been any material change in our internal control over financial reporting during the year ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2016.

ITEM 11. EXECUTIVE COMPENSATION.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2016.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2016.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a) (2) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (*)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan(1)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (16)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (13)
10.6	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.7	Form of Promissory Note and Security Agreement (2)
10.8	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.9	Form of Warrant (3)
10.10	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation (4)
10.11	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (5)
10.12
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (5)

10.13
Amendment No. 1 dated June 6, 2013 to the Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (12)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

10.14
Amendment No. 1 dated June 6, 2013 to the Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (12)

10.15
Amendment No. 2 dated August 20, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (6)

10.16
Amendment No. 2 dated August 20, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (6)

10.17
Amendment No. 3 dated September 21, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (6)

10.18
Amendment No. 3 dated September 21, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (6)

10.19
Amendment No. 4 dated October 24, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (6)

10.20
Amendment No. 4 dated October 24, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (6)

10.21	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (8)
10.21.1	Lease Modification Agreement, dated October 1, 2014 by and between 280 Holdings, LLC (successor in interest to Manchester Realty, LLC) and Fusion NBS Acquisition Corp (13)
10.22	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (6)
10.23	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III Praesidian Fund III Series B Note (6)
10.24	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (6)
10.25	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (6)
10.26	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (6)
10.27	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (6)
10.28	Plexus Fund II Common Stock Purchase Warrant dated October 29, 2012 (6)
10.29
Intellectual Property Security Agreement dated as of October 29, 2012 by Fusion Telecommunications International, Inc. and Network Billing systems, LLC, in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (6)

10.30	Intercreditor and Subordination Agreement, dated as of August 28, 2015, by and among Marvin Rosen, Fusion Telecommunications International, Inc., and Opus Bank, as agent (1)
10.31
Intercreditor Agreement dated as of October 29, 2012, by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (6)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

10.32
Pledge Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (6)

10.33
Right of First Refusal Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (6)

10.34	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III (6)
10.35	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III-A (6)
10.36	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., and Plexus Fund II, LP (6)
10.37
Asset Purchase and Sale Agreement effective as of August 30, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC; and Cypress Communications, LLC (7)

10.38
First Amendment to the Asset Purchase and Sale Agreement effective as of November 15, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (8)

10.39
Second Amendment to the Asset Purchase and Sale Agreement effective as of December 16, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (9)

10.40
Third Amendment to Securities Purchase Agreement is entered into as of December 16, 2013, by and among Fusion NBS Acquisition Corp, Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (9)

10.41	Form of Common Stock Purchase Warrant (10)
10.42	Form of Registration Rights Agreement (10)
10.43	Form of Series C Note (10)
10.44
First Amendment To Intercreditor Agreement dated as of December 31, 2013 by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III QP, L.P., United Insurance Company of America, Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC and Fusion BVX LLC (10)

10.45	Form of Series D Note dated December 31, 2013 (10)
10.46	Form of Management Rights Letter dated December 31, 2013 (10)
10.47	Form of Lenders’ Warrant dated December 31, 2013 (10)
10.48
Joinder Agreement dated as of December 31, 2013 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Fusion BVX LLC in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P., and United Insurance Company Of America (10)

10.49	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, Fusion Telecommunications International, Inc., and Fusion BVX, LLC (10)
10.50	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (10)
10.51	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; Fusion Telecommunications International, Inc. and Fusion BVX LLC (10)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

10.52	Form of Series E Note, dated as of October 31, 2014 (13)
10.53
Agreement and Plan of Merger, dated as of October 15, 2014, by and among Fusion Telecommunications International, Inc., Fusion PTC Acquisition Inc., PingTone Communications, Inc., the Majority Stockholders of PingTone Communications, Inc. and J Shelby Bryan, as Stockholders Representative (13)

10.54
Amended and Restated Credit Agreement, dated as of December 8, 2015, by and between Fusion NBS Acquisition Corp., as borrower, Opus Bank, as administrative agent and a lender, and each other lender from time to time a party thereto (16)

10.55
Fourth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., as borrower, Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX, LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Fidelity Access Networks, Inc., Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (16)

10.56	Stock Purchase and Sale Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., Mitch Marks, Ron Kohn and Robert Marks (16)
14	Code of Ethics of Registrant (13)
21.1	List of Subsidiaries (1)
23.1	Consent of EisnerAmper LLP(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

  FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

(4)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Annual Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Annual Report on Form 8-K filed on December 14, 2015, and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 28, 2016	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: March 28, 2016	By:	/s/ GORDON HUTCHINS, JR.
Gordon Hutchins, Jr.
President, Chief Operating Officer, Principal Accounting Officer and Acting Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARVIN S. ROSEN	Chairman of the Board
Marvin S. Rosen		March 28, 2016

/s/ PHILIP D. TURITS	Director
Philip D. Turits		March 28, 2016

/s/ MATTHEW D. ROSEN	Chief Executive Officer and Director
Matthew D. Rosen		March 28, 2016

/s/ E. ALAN BRUMBERGER	Director
E. Alan Brumberger		March 28, 2016

Director
Jack Rosen		March 28, 2016

/s/ WILLIAM RUBIN	Director
William Rubin		March 28, 2016

Director
Larry Blum		March 28, 2016

Director
Paul C. O’Brien		March 28, 2016

/s/ MICHAEL J. DEL GIUDICE	Director
Michael J. Del Giudice		March 28, 2016

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (*)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan(1)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (16)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (13)
10.6	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.7	Form of Promissory Note and Security Agreement (2)
10.8	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.9	Form of Warrant (3)
10.10	Purchase and Sale Agreement dated September 12, 2011 between registrant and Prestige Capital Corporation (4)
10.11	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (5)
10.12
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (5)

10.13
Amendment No. 1 dated June 6, 2013 to the Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (12)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

10.14
Amendment No. 1 dated June 6, 2013 to the Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (12)

10.15
Amendment No. 2 dated August 20, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (6)

10.16
Amendment No. 2 dated August 20, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (6)

10.17
Amendment No. 3 dated September 21, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (6)

10.18
Amendment No. 3 dated September 21, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (6)

10.19
Amendment No. 4 dated October 24, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (6)

10.20
Amendment No. 4 dated October 24, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (6)

10.21	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (8)
10.21.1	Lease Modification Agreement, dated October 1, 2014 by and between 280 Holdings, LLC (successor in interest to Manchester Realty, LLC) and Fusion NBS Acquisition Corp (13)
10.22	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (6)
10.23	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III Praesidian Fund III Series B Note (6)
10.24	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (6)
10.25	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (6)
10.26	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (6)
10.27	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (6)
10.28	Plexus Fund II Common Stock Purchase Warrant dated October 29, 2012 (6)
10.29
Intellectual Property Security Agreement dated as of October 29, 2012 by Fusion Telecommunications International, Inc. and Network Billing systems, LLC, in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (6)

10.30	Intercreditor and Subordination Agreement, dated as of August 28, 2015, by and among Marvin Rosen, Fusion Telecommunications International, Inc., and Opus Bank, as agent (1)
10.31
Intercreditor Agreement dated as of October 29, 2012, by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (6)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

10.32
Pledge Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (6)

10.33
Right of First Refusal Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (6)

10.34	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III (6)
10.35	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III-A (6)
10.36	Management Rights Agreement dated as of October 29, 2012 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., and Plexus Fund II, LP (6)
10.37
Asset Purchase and Sale Agreement effective as of August 30, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC; and Cypress Communications, LLC (7)

10.38
First Amendment to the Asset Purchase and Sale Agreement effective as of November 15, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (8)

10.39
Second Amendment to the Asset Purchase and Sale Agreement effective as of December 16, 2013 by and among Fusion Telecommunications International, Inc., Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (9)

10.40
Third Amendment to Securities Purchase Agreement is entered into as of December 16, 2013, by and among Fusion NBS Acquisition Corp, Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (9)

10.41	Form of Common Stock Purchase Warrant (10)
10.42	Form of Registration Rights Agreement (10)
10.43	Form of Series C Note (10)
10.44
First Amendment To Intercreditor Agreement dated as of December 31, 2013 by and among Prestige Capital Corporation, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III QP, L.P., United Insurance Company of America, Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC and Fusion BVX LLC (10)

10.45	Form of Series D Note dated December 31, 2013 (10)
10.46	Form of Management Rights Letter dated December 31, 2013 (10)
10.47	Form of Lenders’ Warrant dated December 31, 2013 (10)
10.48
Joinder Agreement dated as of December 31, 2013 by and among Fusion Telecommunications International, Inc., Fusion NBS Acquisition Corp., Fusion BVX LLC in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P., and United Insurance Company Of America (10)

10.49	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, Fusion Telecommunications International, Inc., and Fusion BVX, LLC (10)
10.50	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (10)
10.51	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; Fusion Telecommunications International, Inc. and Fusion BVX LLC (10)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

10.52	Form of Series E Note, dated as of October 31, 2014 (13)
10.53
Agreement and Plan of Merger, dated as of October 15, 2014, by and among Fusion Telecommunications International, Inc., Fusion PTC Acquisition Inc., PingTone Communications, Inc., the Majority Stockholders of PingTone Communications, Inc. and J Shelby Bryan, as Stockholders Representative (13)

10.54
Amended and Restated Credit Agreement, dated as of December 8, 2015, by and between Fusion NBS Acquisition Corp., as borrower, Opus Bank, as administrative agent and a lender, and each other lender from time to time a party thereto (16)

10.55
Fourth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., as borrower, Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX, LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Fidelity Access Networks, Inc., Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (16)

10.56	Stock Purchase and Sale Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., Mitch Marks, Ron Kohn and Robert Marks (16)
14	Code of Ethics of Registrant (13)
21.1	List of Subsidiaries (1)
23.1	Consent of EisnerAmper LLP(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

(4)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Annual Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Annual Report on Form 8-K filed on December 14, 2015, and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

report of independent registered public accounting firm

The Board of Directors and Stockholders
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fusion Telecommunications International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 28, 2016

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$7,540,543	$6,444,683
Accounts receivable, net of allowance for doubtful accounts of approximately $309,000 and $245,000, respectively	7,650,141	7,087,599
Prepaid expenses and other current assets	1,618,603	927,772
Total current assets	16,809,287	14,460,054
Property and equipment, net	14,055,493	13,478,912
Other assets:
Security deposits	575,038	648,998
Restricted cash	165,123	1,164,381
Goodwill	27,060,297	10,397,460
Intangible assets, net	45,824,399	32,432,416
Other assets	1,262,629	1,165,273
Total other assets	74,887,486	45,808,528
TOTAL ASSETS	$105,752,266	$73,747,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$685,780	$1,225,000
Due to RootAxcess seller	300,000	-
Equipment financing obligations	959,380	662,131
Accounts payable and accrued expenses	13,129,225	10,471,514
Total current liabilities	15,074,385	12,358,645
Long-term liabilities:
Notes payable - non-related parties, net of discount	31,777,329	41,263,934
Term Loan	25,000,000	-
Due to RootAxcess seller	333,333	-
Notes payable - related parties	1,074,829	1,292,878
Indebtedness under revolving credit facility	15,000,000	-
Equipment financing obligations	2,085,416	1,702,704
Derivative liabilities	953,005	3,839,569
Total liabilities	91,298,297	60,457,730
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 23,324 and 26,793 shares issued and outstanding	234	268
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,788,971 and 7,345,028 shares issued and outstanding	127,890	73,449
Capital in excess of par value	184,859,082	175,519,459
Accumulated deficit	(170,533,237)	(162,303,412)
Total stockholders' equity	14,453,969	13,289,764
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,752,266	$73,747,494

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Revenues	$101,694,516	$92,052,600
Cost of revenues (exclusive of depreciation and amortization, shown separately below)	56,724,121	49,598,373
Gross profit	44,970,395	42,454,227
Depreciation and amortization	12,975,981	11,004,884
Selling, general and administrative expenses (including stock-based compensation of $639,296 for (2015) and $371,758 for (2014))	41,009,107	33,224,374
Total operating expenses	53,985,088	44,229,258
Operating loss	(9,014,693)	(1,775,031)
Other (expenses) income:
Interest expense	(6,062,923)	(5,988,411)
Gain on change in fair value of derivative liability	1,843,997	5,161,901
Loss on extinguishment of debt	(2,720,355)	-
Other income, net	63,613	60,450
Total other expenses	(6,875,668)	(766,060)
Loss before income taxes	(15,890,361)	(2,541,091)
Benefit (provision) for income taxes	7,660,536	(26,051)
Net loss	(8,229,825)	(2,567,142)
Preferred stock dividends in arrears	(1,578,220)	(1,746,203)
Net loss attributable to common stockholders	$(9,808,045)	$(4,313,345)
Basic and diluted loss per common share	$(1.32)	$(0.92)
Weighted average common shares outstanding:
Basic and diluted	8,873,766	7,132,427

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Capital in Excess	Accumulated	Stockholders' Equity
	Shares	$	Shares	$	of Par	Deficit	(Deficit)
Balance at December 31, 2013	23,525	$235	6,077,071	$60,770	$166,625,595	$(159,736,270)	$6,950,330
Net loss						(2,567,142)	(2,567,142)
Proceeds from the sale of preferred stock and warrants, net	4,358	44			3,984,382		3,984,426
Warrants issued in conjuction with the issuance of preferred stock deemed not indexed to the Company's common stock					(1,301,607)		(1,301,607)
Discount on related party note payable, net of exchanges					372,551		372,551
Modification of previously issued warrants and reclassification to stockholders' equity					2,815,609		2,815,609
Conversion of preferred stock into common stock	(1,090)	(11)	218,000	2,180	(2,169)		-
Dividends on preferred stock			299,216	2,992	(2,992)		-
Shares issued as partial purchase price of acquired business			712,250	7,122	2,492,875		2,499,997
Issuance of common stock for services rendered			38,491	385	163,457		163,842
Stock-based compensation associated with stock incentive plans					371,758		371,758
Balance at December 31, 2014	26,793	$268	7,345,028	$73,449	$175,519,459	$(162,303,412)	$13,289,764
Net loss						(8,229,825)	(8,229,825)
Conversion of preferred stock into common stock	(3,469)	(34)	782,550	7,826	(7,792)		-
Dividends on preferred stock			434,201	4,344	(4,344)		-
Proceeds from the sale of common stock			2,582,568	25,826	5,604,174		5,630,000
Conversion of related party note to common stock			137,615	1,376	298,624		300,000
Issuance of common stock in lieu of cash bonus			11,468	115	24,885		25,000
Settlement of outstanding debt with common stock			3,700	37	11,840		11,877
Exercise of lenders warrants			728,333	7,282	356,885		364,167
Common stock issued as part of purchase price - Fidelity acquisition			696,508	6,965	1,493,035		1,500,000
Modification of previously issued warrants and reclassification to stockholders' equity					678,400		678,400
Issuance of common stock for services rendered			67,000	670	244,620		245,290
Stock-based compensation associated with stock incentive plans					639,296		639,296
Balance at December 31, 2015	23,324	$234	12,788,971	$127,890	$184,859,082	$(170,533,237)	$14,453,969

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,229,825)	$(2,567,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,975,981	11,004,883
Loss on extinguishment on debt	1,682,035	-
Deferred taxes	(7,710,536)	-
Loss on accounts receivable settlement exchanged for equipment	111,659	-
Loss on disposal of property	37,444	116,638
Bad debt expense	435,376	559,832
Stock-based compensation	639,296	371,758
Stock based compensation issued for services rendered by third parties	245,290	179,717
Amortization of debt discount and deferred financing fees	849,307	1,064,346
Gain in the change in fair value of derivative liability	(1,843,997)	(5,161,901)
Changes in operating assets and liabilities:
Accounts receivable	(883,253)	(1,406,348)
Prepaid expenses and other current assets	(22,351)	(521,002)
Other assets	(444,661)	54,975
Accounts payable and accrued expenses	2,005,632	(1,534,841)
Net cash (used in) provided by operating activities	(152,603)	2,160,915

Cash flows from investing activities:
Purchase of property and equipment	(3,440,450)	(3,819,413)
Proceeds from the sale of property and equipment	35,469	53,846
Payment for acquisitions, net of cash acquired	(28,457,739)	(7,544,938)
Returns of security deposits	-	1,983,114
Payment of security deposits	-	-
Change in restricted cash	999,258	(509)
Net cash used in investing activities	(30,863,462)	(9,327,900)

Cash flows from financing activities:
Proceeds from the sale of preferred stock and warrants, net	-	3,984,426
Proceeds from sale of common stock	5,630,000	-
Proceeds from notes payable - non-related parties	9,000,000	5,000,000
Proceeds from term loan	25,000,000	-
Proceeds from revolving debt	15,000,000	-
Proceeds from accounts receivable factoring arrangement	1,789,094	3,787,260
Repayments of borrowings to accounts receivable factoring arrangement	(1,789,094)	(3,787,260)
Payments on equipment financing obligations	(887,864)	(453,369)
Payment of financing fees	(623,745)	(160,250)
Repayments of notes payable - related parties	-	(310,714)
Repayments of notes payable - non-related parties	(21,006,466)	(625,000)
Net cash provided by financing activities	32,111,925	7,435,093
Net change in cash and cash equivalents	1,095,860	268,108
Cash and cash equivalents, beginning of period	6,444,683	6,176,575
Cash and cash equivalents, end of period	$7,540,543	$6,444,683

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                      Nature of Operations

Fusion Telecommunications International, Inc. is a Delaware corporation incorporated in September 1997 (“Fusion” and together with its subsidiaries, the “Company”, “we,” “us,” and “our”).  The Company is a provider of integrated cloud solutions, including cloud voice, cloud connectivity, cloud infrastructure, cloud computing, and managed cloud-based applications to businesses of all sizes, and voice over IP (“VoIP”) - based voice services to other carriers.  The Company currently operates in two business segments, Business Services and Carrier Services.

Note 2.                      Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of Fusion and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to recognition of revenue, allowance for doubtful accounts; fair value measurements; asset lives used in computing depreciation and amortization; valuation of intangible assets; accounting for stock options and other equity awards, particularly related to fair value estimates, accounting for income taxes, contingencies, and litigation.  Changes in the facts or circumstances underlying these estimates could result in material changes, and actual results could differ from those estimates. These changes in estimates are recognized in the period they are realized.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. As of December 31, 2015 and 2014, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

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

At December 31, 2014, the Company had $1.0 million in restricted cash, which it was required to maintain under the terms of its then existing senior debt facility, and had certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $164,000. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Under the terms of the Company’s Amended and Restated Secured Credit Agreement, dated as of December 8, 2015 with Opus bank (the “Amended Credit Facility”) and the Fourth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of December 8, 2015, with Praesidian Capital Opportunity Find III, LP (the “Fourth Amended SPA”), the Company is no longer required to maintain restricted cash of $1.0 million.  At December 31, 2015, the Company had certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $165,000.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured.  The Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends.  The provisions for revenue adjustments are recorded as a reduction of revenue when the revenue is recognized. Below is a summary of the provisions against revenue for the years ended December 31, 2015 and 2014:

	Balance at Beginning of Period	Additions to reserve	Posted Credits and other adjustments	Balance at End of Period

Year ended December 31, 2015	$312,187	$1,852,168	$1,941,310	$223,045

Year ended December 31, 2014	$171,425	$1,986,306	$1,845,544	$312,187

The Company’s Business Services revenue includes fixed revenue earned from monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time, and from variable usage fees charged to customers that purchase the Company’s Business Services products and services.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  The recurring customer charges continue until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

Carrier Services revenue is primarily derived from usage fees charged to other carriers that terminate voice traffic over the Company’s network, and from the monthly recurring and usage fees charged to customers that purchase the Company’s business products and services.  Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration. It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for billing adjustments.  Revenue for each customer is calculated from information received through the Company’s network switches.  The Company’s customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates.  This software provides the Company with the ability to complete a timely and accurate analysis of revenue earned in a period.  The Company believes that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

Cost of Revenues

Cost of revenues for the Company’s Business Services segment consist of fixed expenses which include monthly recurring charges associated with certain platform services purchased from other service providers, monthly recurring costs associated with private line services and the cost of broadband Internet access used to provide service to business customers.

For the Company’s Carrier Services segment, cost of revenues is comprised primarily of costs incurred from other carriers to originate, transport, and terminate voice calls for the Company’s carrier customers.  Thus, the majority of the Company’s cost of revenues for this segment is variable, based upon the number of minutes actually used by the Company’s customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company’s network switch.  During each period, the call activity is analyzed and an accrual is recorded for the costs associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between the Company’s network infrastructure, including its New Jersey switching facility, and certain large carrier customers and vendors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and records an allowance for doubtful accounts based on the Company’s history of past write-offs, collections experience and current credit conditions.  Specific customer accounts are written off as uncollectible when collection efforts have been exhausted and payments are not expected to be received.  During the periods presented, the Company has not experienced any significant defaults on its accounts receivable.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Balance at Beginning of Period	Additions - charged to expense	Deductions - Write-offs, Payments and Other Adjustments	Balance at End of Period

Year ended December 31, 2015	$245	$435	$371	$309

Year ended December 31, 2014	$381	$560	$696	$245

Universal service fees charges

In accordance with Federal Communications Commission rules, we are required to contribute to the Federal Universal Service Fund ("USF') for some of our solutions, which we recover from the customers who purchase the services and remit to the Universal Service Administrative Company. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded net in Revenues.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The results of all acquisitions are included in our Consolidated Financial Statements from the date of acquisition.

Goodwill as of the acquisition date, if any, is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

All acquisition related transaction costs, such as banking, legal, accounting incurred in connection with an acquisition are expensed as incurred in selling, general and administrative expense.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill at December 31, 2015 and 2014 was approximately $27.1 million and $10.4 million, respectively.  All of the Company’s goodwill is attributable to its Business Services segment.

The following table presents the changes in the carrying amounts of goodwill during the years ended December 31, 2015 and 2014:

Balance at December 31, 2013	$5,124,130
Increase in goodwill - PingTone acquisition	5,175,372
Adjustment to the preliminary purchase price of Broadvox	97,958
Balance at December 31, 2014	10,397,460
Increase in goodwill - RootAxcess acquisition	159,866
Increase in goodwill - Fidelity acquisition	16,502,971
Balance at December 31, 2015	$27,060,297

Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  The Company has determined that its reporting units are its operating segments (see Note 23) since that is the lowest level at which discrete, reliable financial and cash flow information is available.  Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value.  If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed.  Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value, which is the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets.  If the implied fair value of goodwill is less than its carrying amount, an impairment is recognized.

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

The Company performed qualitative impairment evaluations on its goodwill as of December 31, 2015 and 2014 and determined that there were no indications that goodwill was impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  The Company did not record any impairment charges for the years ended December 31, 2015 and 2014, as there were no indicators of impairment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Lives

Network equipment	5 - 7 Years
Furniture and fixtures	3 - 7 Years
Computer equipment and software	3 - 5 Years
Customer premise equipment	2 - 3 Years

Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the associated lease. Maintenance and repairs are recorded as a period expense, while betterments and improvements are capitalized.

The Company capitalizes a portion of its payroll and related costs for the development of software for internal use and amortizes these costs over three years.  During the years ended December 31, 2015 and 2014, the Company capitalized costs pertaining to the development of internally used software in the approximate amount of $911,000 and $783,000, respectively.

Fair Value of Financial Instruments

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

●	Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company's own assumptions.

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2015 and 2014, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short maturities.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Derivative Financial Instruments

For equity and equity indexed instruments with down round provisions, the Company accounts for warrants issued in conjunction with the issuance of debt or equity securities of the Company in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  For warrant instruments that are not deemed to be indexed to Fusion’s common stock, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations (see notes 17 and 18).  The fair values of the warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock (see notes 17 and 18).

Stock-Based Compensation

The Company recognizes expense for its employee stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions. Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related stock-based compensation award.  For  transactions in which goods or services are the consideration received from non-employees in return for the issuance of equity instruments, the expense is recognized in the period when the goods and services are received at  the fair value of the consideration received or the fair value of the equity instrument issued, whichever is determined to be a more reliable measurement.

Advertising and Marketing

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services.  Advertising and marketing expenses were approximately $511,000 and $211,000 for the years ended December 31, 2015 and 2014, respectively.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015 and 2014.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011 and for previous periods as it relates to the Company’s net operating loss carryforward.

No interest expense or penalties have been recognized as of December 31, 2015 and 2014.  During the years ended December 31, 2015 and 2014, the Company recognized no adjustments for uncertain tax positions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Factoring of accounts receivable

The Company has a factoring agreement with Prestige Capital Corporation (“Prestige”).  Under the terms of that agreement, Prestige upon receipt and acceptance of each transfer of accounts receivable, advances the Company up to 75% of the net face value of the accounts receivable or 65% of the net face value of any unbilled yet earned amounts associated with the accounts receivable.  The Company pays a discount fee which is deducted from the face value of the accounts receivable. The discount fee is based on the number of days the accounts receivable is outstanding from the date of the advanced. For the years ended December 31, 2015 and 2014, the Company recognized discount fees on the transfer of the accounts receivable of approximately $40,000, and $94,000, respectively. These amounts are recorded in Other (expenses) income in the accompanying consolidated statements of operations.

In accordance with ASC 860, ‘Transfers and Servicing’, the Company recognizes the accounts receivable and the associated liability when the accounts receivable are transferred to Prestige, and derecognizes the accounts receivable and the liability upon receipt of collections of the transferred receivables by Prestige.

The Company’s obligations to Prestige are collateralized by a first priority lien on the accounts receivable of the Company’s Carrier Services segment, and by a subordinated security interest on the other assets of the Company’s Carrier Services segment.  Based on the Company’s evaluation of the creditworthiness of the customers whose receivables are transferred under this arrangement, the Company does not believe that there is any significant credit risk related to those receivables.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right –to-use assets, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In September 2015, FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In April 2015, FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2014, FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, FASB deferred the effective date of this guidance until January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Note 3.  Loss per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders, adjusted by approximately $1.9 million and $2.3 million gain on the fair value of the Company’s derivative liability for the year ended December 31, 2015 and 2014, respectively, that was attributable to 728,333 outstanding warrants with a nominal exercise price and dividends paid on Fusion’s preferred stock, by (ii) the weighted-average number of shares of common stock outstanding during the period, increased by the number of shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2015, and 2014:

	Year Ended
	Year Ended December 31,
	2015	2014
Numerator
Net loss	$(8,229,825)	$(2,567,142)
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(403,600)	(403,600)
Dividends declared on Series B-2 Convertible Preferred Stock	(1,174,620)	(1,342,603)
Gain on nominal warrants	(1,930,083)	(2,254,172)
Adjusted loss attributable to common stockholders	$(11,738,128)	$(6,567,517)

Denominator
Basic and diluted weighted average common shares outstanding	8,873,766	7,132,427
Loss per share
Basic and diluted	$(1.32)	$(0.92)

For the years ended December 31, 2015 and 2014, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Year Ended December 31,
	2015	2014
Warrants	3,011,760	3,436,775
Convertible preferred stock	3,825,942	4,512,316
Stock options	1,158,251	607,877
	7,995,953	8,556,968

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-4 Preferred Stock (collectively, the “Series A Preferred Stock”) in the approximate amount of $404,000 for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, Fusion’s Board of Directors had not declared any dividends on the Series A Preferred Stock, and the Company had accumulated approximately $4.3 million of preferred stock dividends. These dividends could be paid, at our option, either in cash or, in approximately 170,142 shares of our common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Fusion’s Board of Directors has declared a dividend of approximately $1,174,620 and $1,342,603 for the years ended December 31, 2015 and 2014, respectively, related to the Company’s Series B-2 Preferred Stock (the Series B Preferred Stock”), which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 434,201 and 299,216, shares of Fusion’s common stock.

Note 4.  Stock-Based Compensation

The Company's stock-based compensation plan provides for the issuance of stock options to the Company’s employees, officers, and directors. The Compensation Committee of Fusion’s Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plan.

In accordance with the Company's 2009 Stock Option Plan, as amended, the Company has reserved 1,260,000 shares of Fusion common stock for issuance to employees. Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant. The Company has also reserved 42,620 shares for issuance in the event of exercise of outstanding options granted under the now expired 1998 Stock Option Plan.

The following table summarizes the stock option activity under our stock plans for the years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2013	351,439	$16.29	7.81 years
Granted	283,440	$3.92
Exercised	-	$0.00
Forfeited	(14,439)	$4.40
Expired	(12,563)	$150.73
Outstanding at December 31, 2014	607,877	$8.00	8.08 years
Granted	614,730	$2.44
Exercised	-	$-
Forfeited	(53,280)	$3.81
Expired	(11,076)	$32.71
Outstanding at December 31, 2015	1,158,251	$4.96	8.43 years
Exercisable at December 31, 2015	351,988	$9.84	6.40 years

The Company recognized compensation expense of approximately $639,296 and $371,758 for the years ended December 31, 2015 and 2014, respectively.  These amounts are included in selling, general, and administrative expenses in the consolidated statements of operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

The following weighted average assumptions were used to determine the fair value of the stock options granted under the Company’s stock-based compensation plan using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2015	2014
Dividend yield (%)*	0.0	0.0
Expected volatility (%)	132.99	106.2
Average Risk-free interest rate (%)	1.78 - 2.25	1.97
Expected life of stock option term (years)	8.43	8.0
*The dividend yield is zero as the Company has never paid and does not expect to pay dividends.

The following table summarizes additional information regarding outstanding and exercisable options under the stock option plans at December 31, 2015:

Stock Options Outstanding					Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Price	Aggregate intrinsic Value
$1.99 to $3.00	491,730	9.79	$2.17		30	5.78	$3.00
$3.06 to $4.60	517,343	8.28	3.82		220,611	7.78	3.99
$4.70 to $7.50	110,106	5.61	5.88		92,275	5.22	5.78
$9.00 to $15.50	15,540	2.25	15.43		15,540	2.25	15.43
$19.50 to $34.50	12,730	1.25	34.38		12,730	1.25	34.38
$37.50 to $114.00	3,500	0.46	113.78		3,500	0.46	113.78
$122.97 to $139.99	7,302	0.18	133.41		7,302	0.18	133.41
	1,158,251	8.43	$4.96	$564,609	351,988	6.40	$9.84	$9.60

The weighted-average estimated fair value of stock options granted was $2.44 and $3.92 during the years ended December 31, 2015 and 2014, respectively.  No stock options were exercised during the years ended December 31, 2015 and 2014.  As of December 31, 2015, there was approximately $1.7 million of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted-average period of 2.05 years.

Note 5.  Acquisition

Fidelity

In December 2015, Fusion, through its wholly owned subsidiary, Fusion NBS Acquisition Corp. (“FNBS”), completed the acquisition of all of the outstanding equity securities of Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC and Fidelity Access Networks, Inc., all Ohio entities (together with Fidelity Telecom, LLC hereinafter collectively referred to as “Fidelity”).  Fidelity provides customers with a suite of cloud based services, including cloud voice, cloud connectivity, cloud computing and cloud storage.

The purchase price paid to Fidelity shareholders was $29.9 million, consisting of $28.4 million in cash and 696,508 shares of Fusion’s common stock valued at $1.5 million (based upon the volume weighted average price of the common stock over a ten trading day period ending four trading days prior to the closing date). We funded the acquisition through borrowings under the Amended Credit Facility of approximately $27.5 million and cash on hand of approximately $0.9 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Upon acquisition, each Fidelity company became our wholly-owned subsidiary. The acquisition was accounted for as a business combination. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The preliminary allocation of the purchase price as of the acquisition date is as follows:

Cash	$503,059
Accounts receivable, net	273,809
Prepaids	44,735
Property and equipment	1,111,699
Covenant not to compete	618,000
Customer contracts	19,243,000
Accrued liabilities	(692,606)
Deferred tax liability	(7,710,536)
Goodwill	16,502,971
Total purchase price	$29,894,133

The amount of goodwill recognized is primarily attributable to the expected contributions of Fidelity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. None of the goodwill recognized is expected to be deductible for income tax purposes. The intangible assets subject to amortization consist of customer relationships and non-compete agreements, with an estimated useful life of 14 and 5 years, respectively.

The results of operations of Fidelity are reflected in the Company’s consolidated statement of operations effective December 8, 2015.  The following table provides certain pro forma financial information for the Company for the year ended December 31, 2015 as if the acquisition of Fidelity had been consummated effective as of January 1, 2015 (in millions):

2015
Revenues	$119.2
Net loss	$(6.9)

RootAxcess

In September 2015, the Company acquired the customer base, technology platform, infrastructure and certain other assets of RootAxcess, for an aggregate purchase price of $1.2 million, payable in either cash or in a mix of cash and, at our election, in up to $300,000 in shares of Fusion’s common stock.  The purchase price was funded, in part, through borrowings of $0.5 million under the Amended Credit Facility.  Of the $1.2 million purchase price, $0.7 million is being held by the Company against potential claims arising from breaches of representation and warranties and is currently included in due to Root Axcess seller on the consolidated balance sheet. RootAxcess is included as part of the ‘Business Services’ segment (See Note 12).

The aggregate purchase price has initially been allocated to the fair value of the assets acquired as follows:

Covenant not to compete	$232,943
Customer contracts/relationships	747,381
Fixed assets acquired	59,810
Goodwill	159,866
Purchase price	$1,200,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

PingTone

In October 2014, the Company, through its wholly owned subsidiary Fusion PTC Acquisition, Inc., (“PTC”), completed the acquisition of all of the outstanding equity securities of PingTone Communications, Inc., a provider of integrated cloud-based communications services (“PingTone”).  The acquisition of PingTone was accomplished through a merger of PTC with and into PingTone, with PingTone surviving the merger.  As a result of this transaction, PingTone became a wholly owned subsidiary of Fusion’s wholly owned subsidiary, FNBS, and an indirect subsidiary of Fusion.

The purchase price paid to PingTone shareholders was $10.6 million, consisting of $8.1 million in cash and 712,250 shares of Fusion’s common stock valued at $2.5 million.  A portion of the purchase price ($1,150,000, comprised of $862,500 in cash and 81,908 shares of Fusion common stock) has been placed into escrow to secure the representations, warranties and covenants made by the PingTone shareholders under the merger agreement.

The allocation of the purchase price of PingTone is as follows:

Cash	$826,035
Accounts receivable, net	273,948
Other current assets	141,256
Property and equipment	481,111
Other assets	60,941
Deferred tax asset	1,688,011
Intangible assets subject to amortization	4,211,300
Goodwill	5,175,372
Current liabilities	(496,417)
Deferred tax liability	(1,688,011)
Other liabilities	(28,724)
Total purchase price	$10,644,822

The results of operations of PingTone are reflected in the Company’s consolidated Statement of Operations effective November 1, 2014.  The following table provides certain pro forma financial information for the Company for the year ended December 31, 2014 as if the acquisition of PingTone had been consummated effective as of January 1, 2014 (in millions):

2014
Revenues	$98.9
Net loss	$(3.1)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Note 6.  Intangible Assets

All of the Company’s identifiable intangible assets are associated with its ‘Business Services’ segment and as of December 31, 2015 and 2014 are comprised of:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks and tradename	$1,093,400	$(331,651)	$761,749	$1,093,400	$(161,319)	$932,081
Proprietary technology	5,781,000	(2,756,433)	3,024,567	5,781,000	(1,600,233)	4,180,767
Non-compete agreement	10,703,043	(9,220,255)	1,482,788	9,852,100	(5,150,228)	4,701,872
Customer relationships	44,888,181	(4,412,819)	40,475,362	24,897,800	(2,403,637)	22,494,163
Favorable lease intangible	218,000	(138,067)	79,933	218,000	(94,467)	123,533
Total acquired intangibles	$62,683,624	$(16,859,225)	$45,824,399	$41,842,300	$(9,409,884)	$32,432,416

Aggregate amortization expense for each of the five years subsequent to December 31, 2015 is expected to be as follows:

Year	Estimated Annual Amortization Expense

2016	$5,982,084
2017	$5,848,934
2018	$5,105,126
2019	$4,212,644
2020 and thereafter	$4,176,952

Note 7.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2015 and 2014 are as follows:

	December 31,	December 31,
	2015	2014

Insurance	$93,040	$61,004
Rent	101,916	54,209
Marketing	109,455	34,482
Sofware subscriptions	498,078	502,696
Due from seller of Fidelity	425,963	-
Due from factoring party	26,018	-
Commissions	20,805	23,015
Other	343,328	252,366
	$1,618,603	$927,772

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

 Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

Trade accounts payable	$1,101,393	$3,028,902
Accrued bonus	700,000	575,000
Professional and consulting fees	274,205	132,521
Property and other taxes	534,388	235,600
Accrued network costs	3,423,483	1,384,159
Rent	82,894	131,627
Accrued universal service fund fees	494,852	538,302
Customer deposits	358,227	398,111
Credit card payable	384,257	-
Accrued payroll and vacation	555,493	266,595
Accrued sales and federal excise taxes	2,204,098	1,722,554
Accrued sales commissions	981,121	864,928
Interest payable	32,221	33,341
Deferred revenue	1,157,036	729,618
Other	845,557	430,256
	$13,129,225	$10,471,514

Note 9. Property and Equipment

At December 31, 2015 and 2014, property and equipment is comprised of the following:

	December 31,
	2015	2014
Network equipment	$7,875,478	$8,374,479
Furniture and fixtures	292,451	299,571
Computer equipment and software	7,290,577	5,962,838
Customer premise equipment	9,121,788	7,191,008
Vehicles	55,884	55,884
Leasehold improvements	1,073,631	1,140,605
Assets in progress	190,749	118,831
Total	25,900,558	23,143,216

Less: accumulated depreciation	(11,845,065)	(9,664,304)
Total	$14,055,493	$13,478,912

Depreciation expense was approximately $5.5 million and $4.2 million for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, $3.0 million and $2.4 million, respectively, of the Company’s property and equipment were financed under capital leases.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Note 10. Equipment Financing Obligations

During the years ended December 31, 2015 and 2014, the Company entered into several equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in the Company’s operations.  These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%.

The Company’s equipment financing obligations at December 31, 2015 and 2014 are as follows:

	December 31,	December 31,
	2015	2014

Equipment financing obligations	$3,044,796	$2,364,835
Less: current portion	(959,380)	(662,131)
Long-term portion	$2,085,416	$1,702,704

The estimated principal payments under capital lease agreements for the years ending subsequent to December 31, 2015 are as follows:

Year ending December 31:	Principal
2016	$959,380
2017	956,752
2018	911,038
2019	217,626
$3,044,796

Note 11.     Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2015 and 2014 is as follows:

Supplemental Cash Flow Information	2015	2014
Cash paid for interest	$5,064,880	$5,312,356
Cash paid for income taxes	$-	$71,495

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	$1,440,816	$2,187,754
Dividend on Series B-2 preferred stock paid with the issuance of Fusion common stock	$1,174,620	$1,342,603
Due to Seller of RootAxcess	$633,333	$-
Equipment received in exchange for settlement of accounts receivable	$105,570	$-
Common stock issued in the Fidelity acquisition	$1,500,000	$-
Common stock issued in settlement of debt - related party	$300,000	$-
Common stock issued in lieu of cash bonus	$25,000	$-
Common stock issued to settle oustanding accounts payable	$11,877	$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Note 12. Due to RootAxcess Seller

In connection with the purchase of assets of RootAxcess, the Company held back $0.7 million against potential claims arising from breaches of representation and warranties. Of such amount, $0.4 million is to be paid to the seller in six equal monthly installments of $66,667 on the three, six, nine, twelve, fifteen and eighteen month anniversary of the closing date.  In addition, the Company held back $0.3 million to be paid in three equal installments of $100,000 on each of the twelve, fifteen, and eighteen month anniversary of the closing date.  To the extent there is a unresolved claim notice pending (as defined in the asset purchase agreement), the monthly installment payable to seller immediately following the delivery of such claim notice may at the Company’s reasonable discretion be reduced by the amount in dispute under the claim notice and such amount will continue to be held by us until resolved, at which point, the Company will disburse the withheld amount in accordance with such resolution.

On December 31, 2015, the Company made a payment of $66,667 to the sellers in connection with the terms of the holdback agreement.

Note 13.     Secured Credit Facility

On August 28, 2015, FNBS entered into a $40.0 million Credit Facility with Opus Bank, which facility was amended and restated by the Amended Credit Facility.   The Amended Credit Facility consists of a $15.0 million, four-year credit facility, and a $25.0 million, five-year term loan. The maturity date of amounts borrowed under the revolving facility is August 28, 2019, and the maturity date of any amounts borrowed under the term loan is August 28, 2020.

As of December 31, 2015, the Company had borrowed $15.0 million under the revolver and $25.0 million under the term loan.  The Company pays interest monthly at an initial rate of 4.5%, and recognized interest expense of approximately $282,000 during 2015.  The interest rate is the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin (as defined in the Amended Credit Facility) in effect at such time, or (b) 3.25% plus the Applicable Margin.

We used the proceeds from the credit facility to retire approximately $11.0 million of notes held by Plexus Fund II, L.P., Plexus Funds III, L.P. and Plexus Fund QP III, L.P. (“Plexus”) and $28.0 million to fund our purchase of the assets of RootAxcess and the stock of Fidelity (See Note 5).

Note 14.    Notes Payable – Non-Related Parties

At December 31, 2015 and 2014, notes payable – non-related parties are comprised of the following:

	December 31,	December 31,
	2015	2014

Subordinated Notes	$34,160,200	$46,166,667
Discount on Subordinated Notes	(1,697,091)	(3,677,733)
Total notes payable - non-related parties	32,463,109	42,488,934
Less: current portion	(685,780)	(1,225,000)
Long-term portion	$31,777,329	$41,263,934

On August 28, 2015, simultaneously with the execution of the Credit Facility with Opus Bank (see Note 13), the Company executed the Third Amended and Restated Securities Purchase Agreement and Security Agreement (the “Third Amendment”) with Praesidian.  Under the Third Amendment, approximately $11.0 million of the notes held by Plexus were paid in full with borrowings under the Credit Facility with Opus Bank (see Note 13), and $9.0 million of the notes

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

held by Plexus were paid using the proceeds from the sale of Series F senior notes in the aggregate principal amount of $9.0 million, bearing interest at 10.8% annually and having a maturity date of February 28, 2021. Additionally, the maturity date of the all remaining notes was extended to February 28, 2021, and the continuing lenders agreed to subordinate their notes to borrowings extended under the Credit Facility with Opus Bank.

As a result of the retirement of the notes held by Plexus, the Company recorded a loss on extinguishment of debt of approximately $2.7 million, substantially consisting of unamortized discount. The Company pays interest monthly at a rate of 10.8%, and recognized interest expense of approximately $4.6 million during 2015.

On December 8, 2015, the Company executed the Fourth Amended SPA which amended the Third Amendment to (i) provide the consent of the continuing lenders to the acquisition of Fidelity (ii) joined Fidelity as a guarantor and credit party under the Fourth Amended SPA, and (iii) modifying or eliminating certain of the financial covenants contained in the Third Amendment, specifically , the requirement to maintain a minimum unencumbered cash bank balance of $1.0 million at all times effective as of December 31, 2015.

The following notes have been issued under the Fourth Amended SPA:

●
Series A and B Notes.   The Company sold $6.5 million aggregate principal amount of  Series A notes, bearing interest at the original rate of 10.0% annually, and $10.0 million aggregate principal amount of Series B notes bearing interest at the rate of 11.5% annually in October 2012, the  proceeds of which were used to finance the acquisition of NBS.

●
Series C and D Notes. The Company sold $0.5 million aggregate principal amount of Series C notes and $25.0 million aggregate principal amount of Series D notes in December 2013, to finance the acquisition of certain assets of Broadvox.

●	Series E Notes. The Company sold $5.0 million aggregate principal amount of Series E notes in October 2014 to fund its acquisition of PingTone.

●	Series F Notes. The Company sold $9.0 million aggregate principal amount of Series F notes in August 2015 to retire a portion of the approximately $20.0 million of notes held by Plexus.

Under the Amended Credit Facility and the Fourth Amended SPA the Company has to maintain the following financial covenants:

Financial Covenants*	Amended Credit Facility	Fourth Amended SPA

Borrower leverage ratio	4.75 : 1.00	4.75 : 1.00
Borrower fixed charge coverage ratio	1.20 : 1.00	1.20 : 1.00
Borrower capital expenditures	not greater than $4.5 million	not greater than $4.5 million
Borrower minimum adjusted EBITDA	$11 million	$13 million
Borrower maximum senior leverage ratio	3.00 : 1.00	N/A

* as defined in the agreements

For the year ended December 31, 2015, the Company was in compliance with the above financial covenants.

Note 15. Notes Payable-Related Parties

At December 31, 2015 and 2014, components of notes payable – related parties are comprised of the following:

	December 31,	December 31,
	2015	2014

Notes payable to Marvin Rosen	$1,178,081	$1,478,081
Discount on note	(103,252)	(185,203)
Total notes payable - related parties	$1,074,829	$1,292,878

The note payable to Marvin Rosen, the Company’s Chairman of the Board, is subordinated to borrowings under the Amended Credit Facility and the Fourth Amended SPA.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Company’s obligations under the Amended Credit Facility and the Fourth Amended SPA are paid in full.

For the year ended December 31, 2015, the Company recognized interest expense on the Rosen note of approximately $105,000 (paid $97,000), and amortization on the discount of approximately $82,000.

During the year ended December 31, 2015, Mr. Rosen converted $0.3 million of the Rosen Note into 137,615 shares of Fusion’s common stock at conversion price of $2.18 per share of common stock, the closing bid price of our common stock on December 4, 2015.

Note 16.  Equity Transactions

Common Stock

Fusion is authorized to issue 50,000,000 shares of its common stock. As of December 31, 2015 and December 31, 2014, 12,788,971 and 7,345,028 shares of Fusion’s common stock, respectively, were issued and outstanding.

On December 8, 2015, the Company sold approximately 2.6 million shares of Fusion’s common stock for aggregate proceeds of approximately $5.6 million. In addition, during 2015, 137,615 shares of Fusion’s common stock was issued to Marvin Rosen as payment of $0.3 million of outstanding notes payable (see note 15) and 11,468 share of common stock was issued to Matthew Rosen our CEO, representing $25,000 as partial payment of his cash bonus.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

On August 28, 2015, in connection with the Third Amendment, Fusion issued 728,333 shares of its common stock to the original lenders (Praesidian Capital, United Insurance and Plexus Fund) under the original credit agreement upon their cashless exercise of lenders’ warrants.

During the three months ended December 31, 2015, Fusion issued 8,833 shares of its common stock to third party consultants at a price of $3.36 per share of common stock, and through the fiscal year ended December 31, 2015, Fusion has issued an aggregate of 67,000 shares of common stock to third party consultants for services rendered valued at $245,290.  During the year ended December 31, 2014, the Company issued an aggregate of 38,491 shares of Fusion common stock to third parties for services valued at $163,842.

For the year ended December 31, 2015, Fusion’s Board of Directors declared aggregate dividends of $1.2 million related to Fusion’s Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 434,201 shares of Fusion’s common stock. During 2015, certain holders of Series B-2 Preferred Stock elected to convert 3,469 shares of their Series B-2 Preferred Stock into an aggregate of 782,550 shares of Fusion’s common stock at an average conversion price of $4.43 per share.

During the year ended December 31, 2014, Fusion’s Board of Directors declared aggregate dividends of $1.3 million related to Fusion’s Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 299,216 shares of Fusion’s common stock. During 2014, certain holders of Series B-2 preferred stock elected to convert 1,090 shares of their Series B-2 preferred stock into an aggregate of 218,000 shares of Fusion’s common stock at an average conversion price of $5.00 per share.

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. At December 31, 2015 and 2014, there were 5,045 shares of Series A cumulative Preferred Stock issued and outstanding. In addition, as of December 31 2015 and 2014, there were 18,279 and 21,748 shares of Series B-2 Preferred Stock issued and outstanding, respectively.

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by Fusion’s Board of Directors. As of December 31, 2015, no dividend had been declared by the Fusion Board of Directors with respect to the Series A Preferred Stock, and the Company had accumulated approximately $4.3 million of preferred stock dividends.   The holders of the shares of Series B-2 Preferred Stock are entitled to receive a cumulative 6% annual dividend payable quarterly in arrears when and if declared by the Fusion Board of Directors, in cash or shares of Fusion common stock, at the option of the Company.

Commencing January 1, 2016, Fusion has the right to force the conversion of the Series B-2 Preferred Stock into Fusion common stock at a conversion price of $5.00 per share; provided that the volume weighted average price for its common stock is at least $12.50 for ten consecutive trading days.

The following table summarizes the activity in the Company’s various classes of preferred stock for the years ended December 31, 2015 and 2014:

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series A-4 Preferred Stock		Series B-2 Preferred Stock		Total
	Shares		Shares		Shares		Shares		Shares
Balance at December 31, 2013	2,375	$24	2,625	$26	45	$-	18,480	$185	23,525	$235
Issuance of shares for cash							4,358	44	4,358	43.6
Conversion of preferred stock into common stock							(1,090)	(11)	(1,090)	(11)
Balance at December 31, 2014	2,375	24	2,625	26	45	-	21,748	218	26,793	268
Conversion of preferred stock into common stock							(3,469)	(34)	(3,469)	(34)
Balance at December 31, 2015	2,375	$24	2,625	$26	45	$-	18,279	$184	23,324	$234

Each share of Series B-2 Preferred Stock has a stated value of $1,000, and is convertible into shares of Fusion’s common stock at the option of the holder at a conversion price of $5.00 per share, subject to adjustment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

At December 31, 2015, the Series B-2 Preferred Stock is convertible into an aggregate of 3,655,800 shares of Fusion’s common stock.

The holders of Series B-2 Preferred Stock have liquidation rights that are senior to those afforded to holders of the Company’s other equity securities, and are entitled to vote as one group with holders of common stock on all matters brought to a vote of holders of common stock (with each share of Series B-2 Preferred Stock being entitled to that number of votes into which the registered holder could have converted the Series B-2 Preferred Stock on the record date for the meeting at which the vote will be cast).  Holders of common stock are also entitled to vote as a separate class on all matters adversely affecting (within the meaning of Delaware law) such class.

Warrants

In connection with various debt and equity financing transactions and other agreements, the Company has issued warrants to purchase shares of Fusion’s common stock.  All of the outstanding warrants are fully exercisable as of December 31, 2014. For the year ended December 31, 2015, the Company did not issue any warrants.

The following table summarizes the information relating to warrants issued and the activity during the years ended December 31, 2015 and 2014:

	Number of Warrants	Per Share Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2013	4,016,075	$0.50 to $83.50	$6.25
Granted in 2014	402,997	$6.25	$6.25
Expired in 2014	(253,964)	$5.50 to $83.50	$21.18
Exercised in 2014	-	-	-
Outstanding at December 31, 2014	4,165,108	$0.50 to $10.50	$5.48
Granted in 2015	-	-	$-
Expired in 2015	(425,015)	$7.0 to $10.50	$9.30
Exercised in 2015	(728,333)	$0.50	$0.50
Outstanding at December 31, 2015	3,011,760	$3.95 to $10.15	$6.14

Note 17.     Derivative Liability

The Company has issued warrants to purchase shares of Fusion’s common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”).  For warrant instruments that do not meet an exclusion from derivative accounting, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations.  In this regard, the Company has 402,112 outstanding warrants which provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the exercise price for these warrants. In addition, in connection with the sale of the original notes to the Senior Lenders, the Company issued nominal warrants to the Senior Lenders to purchase an aggregate of 728,333 shares of its common stock.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock.

The following assumptions were used to determine the fair value of the warrants for the year ended December 31, 2015 and 2014:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2015	2014
Stock price ($)	3.26	3.15
Exercise price ($)	6.25	0 - 6.25
Risk-free interest rate (%)	1.78 - 2.25	1.97 - 2.52
Expected volatility (%)	132.99	106.2
Time to maturity (years)	3.0 - 4.0	7.83 - 9.0

On August 28, 2015 as part of the debt refinancing, the lenders under the Third Amendment exercised warrants to purchase 728,333 shares of Fusion common stock. As a result of the exercise of these nominal warrants, the Company recognized a reduction in the derivative liability of approximately $364,167 with a reclassification to equity.

During the year ended December 31, 2015, warrants to purchase 320,000 shares of Fusion common stock that contained a downward adjustment of the exercise price were modified to remove this provision and thus qualified for equity treatment. As a result. The Company reclassified $0.7 million (the fair value of the derivative liability relative to the modified warrant at the date of the amendment) from the derivative liability into equity.

At December 31, 2015 and 2014, the fair value of the derivative was approximately $1.0 million and $3.8 million, respectively.  For the year ended December 31, 2015 and 2014, the Company recognized a gain on the change in the fair value of this derivative of approximately $1.8 million and $5.2 million, respectively.

Note 18. Fair Value Disclosures

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Non-current liabilities:
Derivative liability (see note 17)	$-	$-	$953,005	$953,005
As of December 31, 2014
Non-current liabilities:
Derivative liability (see note 17)	$-	$-	$3,839,569	$3,839,569

The following table reconciles the changes in the derivative liability categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2015 and 2014:

Balance at December 31, 2013	$-
Gain for the period:
Included in net loss	(5,161,901)
Modification of warrant contracts	(2,815,609)
Issuance of additional warrants	1,301,607
Warrants adjustment - Level 2 transfer	10,515,472
Balance at December 31, 2014	3,839,569
Gain for the period:
Included in net loss	(1,843,997)
Modification of warrant contracts	(678,400)
Reduction in derivative liability due to exercise of Senior Lenders' warrants	(364,167)
Balance at December 31, 2015	$953,005

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

Note 19. Income Taxes

The provision for income taxes for the years ending December 31, 2015 and 2014 consists of the following:

	2015	2014
Current
Federal	$(7,710,000)	$-
State	-	-
	$(7,710,000)	-

Deferred
Federal	-	-
State	50,000	26,051
	50,000	26,051

Tax provision	$(7,660,000)	$26,051

For the year ended December 31, 2015, the Company recorded a deferred tax liability of approximately $7.7 million as a result of intangible assets subject to amortization acquired in our acquisition of Fidelity. These intangible assets are not amortizable for income tax purposes. As a result of the business combination, the recording of the deferred tax liability related to these intangible assets resulted in a release of $7.7 million of the Company’s deferred tax asset valuation allowance, which has been recorded as an income tax benefit during the year ended December 31, 2015.

The following reconciles the Federal statutory tax rate to the effective income tax rate for the years ended December 31, 2015 and 2014:

	2015	2014
	%	%
Federal statutory rate	(34.0)	(34.0)
State net of federal tax	(3.6)	(2.5)
Permanent and other items	1.1	4.5
Change in valuation allowance	(11.8)	33.0
	(48.3)	1.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2015 and 2014.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

The components of the Company's deferred tax assets and liabilities consist of the following at December 31, 2015 and 2014:

	2015	2014
Deferred income tax assets:
Net operating losses	$32,569,000	$45,250,000
Allowance for doubtful accounts	77,000	67,000
Derivative liability	620,000	1,460,000
Accrued liabilities and other	1,037,000	693,000
Intangible assets	-	1,997,000
	34,303,000	49,467,000
Deferred income tax liabilities:
Intangible assets	3,305,000	-
Property and equipment	1,103,000	933,000
Debt discount	388,000	759,000
	4,796,000	1,692,000
Deferred tax asset, net	29,507,000	47,775,000

Less: Valuation Allowance	(29,507,000)	(47,775,000)

Net Deferred Tax Assets	$-	$-

At December 31, 2015 and 2014, the Company had federal net operating loss carryforwards of approximately $93.0 million and $132.0 million, respectively, which expire in varying amounts through December 31, 2035.  Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period.  During the year ended December 31, 2015, the Company evaluated the future utilization of its net operating losses (“NOLs”) under Sec. 382 and concluded that it has a limitation in the future utilization of its NOLs of approximately $48 million. Accordingly, during the year ended December 31, 2015, the Company recorded a reduction in its deferred tax assets and the related valuation allowance by approximately $16 million related to this limitation.

Note 20. Commitments and Contingencies

Operating Leases

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the approximate lease commitments under non-cancelable leases for years ending subsequent to December 31, 2015 are as follows:

Year ending December 31:
2016	$1,600,261
2017	1,400,898
2018	954,364
2019	911,285
2020 and thereafter	1,206,441
$6,073,249

Rent expense for all operating leases was $1.8 million and $1.7 million for each of the years ended December 31, 2015 and 2014, respectively.  Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage.  The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

In addition, due to the regulatory nature of the communications industry, the Company periodically receives and responds to various inquiries from state and federal regulatory agencies.  Management does not expect the outcome of any such claims, legal actions or regulatory inquiries to have a material impact on the Company’s liquidity, results of operations or financial condition.

Note 21. Profit Sharing Plan

On June 1, 1997, the Company adopted a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements.  Contributions to the plan are made at the discretion of the Board of Directors.  No contributions to the profit sharing plan were made for the years ended December 31, 2015 and 2014.

Note 22. Concentrations

Major Customers

For the year ended December 31, 2015, no single customer accounted for more than 10% of the Company’s consolidated revenues or consolidated accounts receivable.  For the year ended December 31, 2014, no single customer accounted for more than 10% of the Company’s consolidated revenues, however one customer accounted for approximately 16% of the Company’s consolidated accounts receivable at December 31, 2014.

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

For the years ended December 31, 2015 and 2014, the Company generated approximate revenues from customers in the following countries:

	2015	2014
United States	$88,526,867	$81,326,000
International Customers	13,167,649	10,726,600
	$101,694,516	$92,052,600

Revenues by geographic area are based upon the location of the customers.

Credit Risk

The Company maintains its cash balances in high credit quality financial institutions.  The Company’s cash balances may, at times, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corp.

Note 23.    Segment Information

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014
Carrier Services

Carrier Services includes the termination of domestic and international carrier traffic utilizing primarily VoIP technology.  VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than other technologies.  The Company currently interconnects with 369 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets.

Business Services

Through this operating segment, the Company provides cloud communications, cloud connectivity, cloud storage and security solutions to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the Company’s acquisition of RootAxcess effective as of September 30, 2015, and Fidelity effective as of December 8, 2015.

Operating segment information for the years ended December 31, 2015 and 2014 is summarized as follows:

	Year ended December 31, 2015
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$35,521,679	66,172,837	$-	$101,694,516
Cost of revenues (exclusive of depreciation and amortization)	32,596,384	24,127,737	-	56,724,121
Gross profit	2,925,295	42,045,100	-	44,970,395
Depreciation and amortization	185,397	12,359,821	430,763	12,975,981
Selling, general and administrative expenses	4,412,087	32,810,336	3,786,685	41,009,107
Interest expense	(99,010)	(5,757,609)	(206,304)	(6,062,923)
Gain on change in fair value of derivative liability	-	-	1,843,997	1,843,997
Loss on extinguishment of debt	(182,083)	(2,538,272)	-	(2,720,355)
Other income (expenses)	875,067	(818,544)	7,090	63,613
Benefit for income taxes	-	7,660,536	-	7,660,536
Net loss	$(1,078,215)	$(4,578,945)	$(2,572,665)	$(8,229,825)

Total assets	$4,703,799	$98,547,943	$2,500,524	$105,752,266
Capital expenditures	$73,115	$3,367,335	$-	$3,440,450

	Year ended December 31, 2014
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$29,156,799	$62,895,801	$-	$92,052,600
Cost of revenues (exclusive of depreciation and amortization)	25,970,357	23,628,016	-	49,598,373
Gross profit	3,186,442	39,267,785	-	42,454,227
Depreciation and amortization	445,273	10,467,018	92,593	11,004,884
Selling, general and administrative expenses	2,922,989	25,153,607	5,147,778	33,224,374
Interest expense	-	(5,659,702)	(328,709)	(5,988,411)
Gain on change in fair value of derivative liability			5,161,901	5,161,901
Other (expenses) income	(97,560)	23,719	134,291	60,450
Benefit (provision) for income taxes	-	24,741	(50,792)	(26,051)

Net loss	$(279,380)	$(1,964,082)	$(323,680)	$(2,567,142)

Total assets	$4,553,339	$66,394,132	$2,800,023	$73,747,494
Capital expenditures	$101,872	$3,717,541	$-	$3,819,413

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

*The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services segments.  The amounts reflected as Corporate & Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

Note 24.    Related Party Transactions

Since March 6, 2014, the Company has engaged a third party to prepare its tax returns and to provide related tax advisory services. Larry Blum, a member of Fusion’s Board of Directors, is a Senior Advisor and a former partner of the third party that the Company is using to provide tax advisory services.

Note 25. Subsequent Events

On February 24, 2016, we completed our acquisition of Fidelity Telecom, LLC, a Fidelity company, for a purchase price of $50,000.