Form 10-K/A
period 2015-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2016-04-29
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A
(Amendment No.1)

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by The Nasdaq Capital Market on June 30, 2015 of $2.13 per share, was $22,750,078.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 14,710,394 shares of common stock are issued and outstanding as of March 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

 None

i

EXPLANATORY NOTE

Fusion Telecommunications International Inc. (“we”, “Fusion” or the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2016 (the “Original Report”), to include the information required by Part III (Items 10, 11, 12, 13 and 14).  Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is changed by this Amendment.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Company’s Board of Directors (the “Board”) and the Company’s Executive Officers, together with their respective ages and certain biographical information are set forth below, along with, in the case of Directors, a description of the qualifications that led the Board to conclude that the individual should serve as a Director:

Name	Age	Position
Marvin S. Rosen	75	Chairman of the Board
Philip D. Turits	83	Secretary, Treasurer and Director
Matthew D. Rosen	44	Chief Executive Officer and Director
E. Alan Brumberger	76	Director
Jack Rosen	69	Director
William Rubin	63	Director
Paul C. O'Brien	76	Director
Michael J. Del Giudice	73	Director
Larry Blum	73	Director
Gordon Hutchins, Jr.	67	President and Chief Operating Officer
Michael R. Bauer	43	Chief Financial Officer
Jonathan Kaufman	56	Chief Strategy Officer
Jan Sarro	61	Executive Vice President – Marketing and Business Development
Russell P. Markman	65	President, Business Services
Lisa Taranto	49	Vice President, Finance and Principal Accounting Officer

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Marvin Rosen co-founded the Company in 1997. He has served as the Chairman of the Board since November 2004, Vice Chairman of the Board from December 1998 to November 2004 and has been a member of the Board since March 1998. He served as our Chief Executive Officer from April 2000 to March 2006. In January 2014, he rejoined the international law firm of Greenberg Traurig as a shareholder specializing in corporate securities matters. He previously was a shareholder of that firm and also acted as Of Counsel for a number of years.  Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 to January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Center for Justice and Human Rights and the Howard Gilman Foundation.   Mr. Rosen served on the Board of Directors of Terremark Worldwide, Inc. from 2000 until its sale to Verizon in 2011. The Board believes that Mr. Rosen’s background as the co-founder and former CEO of the Company, a Principal with a financial services firm, a securities attorney and a director of a public company provides him with the industry, financial, legal, and leadership experience to advise the Board on strategic and tactical matters.  Mr. Rosen’s son, Matthew Rosen, is our Chief Executive Officer, and serves on our Board of Directors.

Philip D. Turits, Secretary, Treasurer, and Director

Mr. Turits co-founded the Company in 1997 and has served as a Director since September 1997, our Secretary since October 1997, our Treasurer since March 1998 and Vice Chairman of the Board from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company, and prior to 1991 he served as President and Chief Executive Officer of Continental Chemical Company. The Board believes that Mr. Turits’ background as the co-founder and Secretary/Treasurer of the Company and an experienced corporate executive provides him with the operational, financial, and leadership experience necessary to provide valuable guidance to management, particularly in the financial aspects of our business.

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

E. Alan Brumberger, Director

Mr. Brumberger has served as a Director since March 1998. Currently, Mr. Brumberger is the Chief Executive Officer of Emerald Point Capital Partners, L.L.C. He is also a Director of Verselus, LLC, a privately owned robotics company, and a Director of Youth US-CAEF, a charitable foundation. From 1997 to 2004, he was a partner in Andersen & Co. and its predecessor firms. From 1995 to1997, he was a Managing Director of the Taylor Companies and from 1994 to 1995 was a Managing Director of Brenner Securities, Inc. From 1983 to 1990, Mr. Brumberger was a Managing Director of Drexel Burnham Lambert and a member of the Underwriting and Commitment Committees of that firm. Prior to that, he was a Managing Director of Shearson American Express and a partner at Loeb, Rhoades & Co., a predecessor of Shearson American Express. Mr. Brumberger served for three years as President and Chief Executive Officer of Shearson American Express International Limited, the firm’s international investment banking business in London. The Board believes that Mr. Brumberger’s background as the current Chief Executive Officer of a financial services firm, an experienced leader in the finance and securities industry and an investment banker provides him with the financial and leadership experience to provide input to the Board on various matters, particularly those of a financial nature.

Jack Rosen, Director

Mr. Rosen has served as a Director since July 2012. Mr. Rosen is the founder and Chief Executive of Rosen Partners LLC, a residential and commercial real estate development firm. He is also the current Chairman of the American Council for World Jewry, Inc. and the current President of the American Jewish Congress. In addition, Mr. Rosen oversees a wide array of healthcare, cosmetic and telecommunications business ventures throughout the U.S., Europe and Asia. Mr. Rosen currently serves on the Advisory Board of Altimo, an investment company in Russia, the CIS and Turkey operating in the field of mobile and fixed-line communications. Mr. Rosen is currently a member of the Council on Foreign Relations, an independent, nonpartisan membership organization, think tank, and publisher.  The Board believes that Mr. Rosen’s background as a leader in many international organizations and as a corporate director in the telecommunications industry provides him with the leadership experience necessary to provide valuable direction and guidance to executive management and the Board.

William Rubin, Director

Mr. Rubin has served as a Director since February 2012. Since 1992, he has been President of the Rubin Group, a consulting firm representing clients before governmental entities. Previously, he was Assistant Insurance Commissioner and Treasurer of the State of Florida, where he was directly responsible for all activities related to the Florida State Board of Administration, the agency that manages the investments for Florida’s pension funds. Mr. Rubin also serves as an advisor to many large companies, primarily health care companies doing business in Florida.  The Board believes that Mr. Rubin’s background as a senior governmental official and a lobbyist provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Paul C. O’Brien, Director

Mr. O’Brien has served as a Director since August 1998. Since January 1995, he has served as the President of the O’Brien Group, Inc., a consulting and investment firm. From February 1988 to December 1994, he was the President and Chairman of New England Telephone (a subsidiary of NYNEX), now Verizon, a telecommunications company. Mr. O'Brien also serves on the Board of Directors of Astrobotics and The Computer Merchant. The Board believes that Mr. O’Brien’s background as President of a consulting and investment firm, Chairman of a major telecommunications company and a corporate director provides him with the industry, operational, financial, and leadership experience necessary to effectively guide the Board on all aspects of the Company’s business.

Michael J. Del Giudice, Director

Mr. Del Giudice has served as a Director since November 2004. He is a Senior Managing Director of Millennium Capital Markets LLC and Senior Managing Director of MCM Securities LLC, both of which he founded in 1996. Mr. Del Giudice also serves as Chairman of Carnegie Hudson Resources, LLC, founded in 2012. Mr. Del Giudice has been a Member of the Board of Directors of Consolidated Edison Company of New York, Inc. since 1999, and is currently a member of its Audit Committee and Chairman of its Corporate Governance and Nominating Committee. Mr. Del Giudice served as a director of Reis, Inc. from 2007 to 2013 and was a director of Barnes and Noble, Inc. from 1999 to September 2010. He is also Vice Chairman of the New York Racing Association. Mr. Del Giudice was a General Partner and Managing Director at Lazard Freres & Co. LLC from 1985 to 1995. From 1983 to 1985, Mr. Del Giudice was Chief of Staff to New York Governor Mario M. Cuomo. He served from 1979 to 1981 as Deputy Chief of Staff to Governor Hugh L. Carey and from 1975 to 1979 as Chief of Staff to the then Speaker of the New York Assembly. The Board believes that Mr. Del Giudice’s background as a Senior Managing Director of securities and investment firms, an investment banker, Chief of Staff to a Governor and an active corporate director provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

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

Gordon Hutchins, Jr., President and Chief Operating Officer

Mr. Hutchins has served as our President and Chief Operating Officer since March 2008. Mr. Hutchins served as our Executive Vice President from December 2005 to March 2008 and as Acting Chief Financial Officer from January 2010 to April 2016. Prior to joining us, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a telecommunications carrier.  Prior to joining SwissFone, Mr. Hutchins served as President and Chief Executive Officer of STAR Telecommunications, Inc., an international telecommunications carrier.   Mr. Hutchins has also served as President and Chief Executive Officer of GH Associates, Inc., a management-consulting firm that he founded.    During his early career, Mr. Hutchins served as President and Chief Executive Officer of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation, and AT&T.

Michael R. Bauer, Chief Financial Officer

Mr. Bauer has served as our Chief Financial Officer since April 13, 2016. Prior to joining the Company, Mr. Bauer served as Chief Financial Officer at GTT Communications Inc. from June 2012 to June 2015. Prior to serving as GTT’s Chief Financial Officer, Mr. Bauer served as its acting Chief Financial Officer, Principal Accounting Officer and Treasurer from December 2011 to June 2012 and as its Vice President, Finance and Controller from June 2009 to December 2011. Mr. Bauer has over 19 years of broad finance and accounting experience. Prior to joining GTT, Mr. Bauer led the financial planning and analysis and investor relations efforts at MeriStar Hospitality Corporation. Mr. Bauer began his career with Arthur Andersen in audit and business advisory services.

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

Jan Sarro, Executive Vice President – Marketing and Business Development

Ms. Sarro has served as our Executive Vice President of Marketing and Business Development since November 2012.  Prior to assuming that role, Ms. Sarro served as our Executive Vice President – Corporate Services from March 2008 to October 2012, as our Executive Vice President, Carrier Services from April 2005 to March 2008, and as our Vice President of Sales and Marketing from March 2002 to April 2005. Prior to joining the Company, Ms. Sarro served as President of the Americas for Viatel, Inc., a global, facilities-based communications carrier. Ms. Sarro has over 20 years of experience in the telecommunications industry.  Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, FTC Communications, TRT Communications and WorldCom.

Russell P. Markman, President Business Services

Mr. Markman has served as our President Business Services since January 2015. Prior to assuming that role, Mr. Markman served as Executive Vice President, Business Services from October 2012 to January 2015.   Prior to our acquisition of Network Billing Systems, LLC in October 2012, Mr. Markman served as President of that company from January 2009 to October 2012.    Prior to becoming President of Network Billing Systems, Mr. Markman served as Vice President, Operations from October 2003 to October 2012.  Prior to joining Network Billing Systems, LLC, Mr. Markman established the alternate channel distribution program for commercial sales at RCN Corporation, where he served as Director of Commercial Sales.

Lisa Taranto, Vice President, Finance and Principal Accounting Officer

Ms. Taranto has served as our Principal Accounting Officer since August 2015 and as our Vice President, Finance since January 2014.  From January 2014 until August 2015, she also held the position of Vice President, Accounting.  Prior to joining us, Ms. Taranto served as Vice President, Finance and Accounting for Broadvox, LLC and from January 2006 to January 2011 served as Vice President, Accounting and Financial Operations for Cypress Communications.  From May 2003 to April 2005, Ms. Taranto held senior financial management roles at AirGate PCS (a Sprint Company), where she built the company's settlements operations organization and held a position on that company's external controls and disclosures committee. Ms. Taranto has over 25 years of financial management experience in the communications industry. Earlier in her career, Ms. Taranto held executive management roles at MCI/Verizon Business, where she led the Global Financial Operations and IT Revenue Systems organizations.

Board of Directors

The Board oversees our business affairs and monitors the performance of management.  In accordance with our corporate governance principles, the Board does not involve itself in our day-to-day operations.  The Directors keep themselves informed through discussions with the Chief Executive Officer and our other Executive Officers, by reading the reports and other materials that we send them and by participating in Board and committee meetings.  If any Director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of Directors, the Board may fill any vacancy by a vote of a majority of the Directors then in office.  A Director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor.  Vacancies occurring by reason of the removal of Directors without cause may only be filled by vote of the stockholders.

Our By-laws provide that the Board shall consist of not less than one Director and that a Director’s term extends from the date of his or her election until our next annual meeting of stockholders.  Through Board action, the number of directors of the Company has been set at no less than seven and no more than seventeen. The Board currently consists of nine members.

During 2015, 14 meetings of the Board were held 9 of which were telephonic. All incumbent directors, other than Paul O’Brien and Jack Rosen attended at least 75% of the total meetings of the Board and all directors attended at least 75% of the total meetings of the Committees on which they served.

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

Compensation and Nominating Committee

The primary functions of our Compensation Committee are:

●	evaluate and assess, on an annual basis, the performance of the CEO;
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

During 2015, the members of our Compensation Committee were Michael J. Del Giudice – Chairman, Paul C. O'Brien and Larry Blum, each of whom was a non-employee member of our Board.  The Board has determined that each of these Directors is independent within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. The charter of our Compensation Committee is posted on our website (www.fusionconnect.com), and a copy of that charter can be obtained by contacting our Corporate Secretary at:

 Fusion Telecommunications International, Inc.
Attention: Corporate Secretary
420 Lexington Avenue, Suite 1718
New York, New York 10170

The information on our website is neither incorporated by reference herein nor otherwise made a part of this report.  The Compensation Committee held 5 meetings during 2015.

Strategic and Investment Banking Committee

The members of our Strategic Committee are Marvin S. Rosen – Chairman, E. Alan Brumberger, Michael Del Giudice and Philip D. Turits.  Our Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of potential mergers and acquisitions. There is no written charter for the Strategic Committee. The Strategic Committee acts at the direction of the Board. The Strategic Committee did not meet in 2015.

Audit Committee

Our Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the integrity of our financial statements, our internal control systems, our auditing, accounting and financial reporting processes (including those associated with the Sarbanes-Oxley Act of 2002) and the qualification and independence of our independent accountants.  The Audit Committee’s primary duties are to:

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

●	reviews and approves any related-party transactions;
●	appoints and replaces the independent accountants and approves the professional fees to be paid to the independent accountants, including the range of audit and non-audit fees;
●	reviews with the independent auditors all critical accounting policies and practices being used by the Company;
●
ensures the independence of the independent accountants by preapproving all auditing and non-audit services to be performed for the Company, ensures the rotation of audit partners as required by law, and discusses with the independent auditors the matters required to be discussed by applicable auditing standards;

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

During 2015, the members of our Audit Committee were Paul C. O'Brien – Chairman, Michael Del Giudice and Larry Blum, each of whom was a non-employee member of our Board.  Our Board has determined that Michael Del Giudice is our Audit Committee Financial Expert within the meaning of SEC Rules.  Our Board has also determined that each of the Directors serving on our Audit Committee is independent within the meaning of the Rule 5605(a)(2) of The Nasdaq Capital Market.  The Audit Committee charter is posted on our website (www.fusionconnect.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary.  The information on our website is neither incorporated by reference nor otherwise made a part of this report. The Audit Committee held 4 meetings in 2015.

Audit Committee Report

With respect to the year ended December 31, 2015, in addition to its other work, the Audit Committee:

●
reviewed and discussed with management and EisnerAmper, LLP, our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2015 and the year then ended;

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

Based on the review and discussion summarized above, the Audit Committee recommended that the Board include the audited consolidated financial statements in the 2015 Annual Report on Form 10-K for filing with the SEC.

Submitted by: /s/ Paul C. O’Brien, Chairman /s/ Michael Del Giudice /s/ Larry Blum

Shareholder Communications with Directors

The Board recommends that communications with the Board be initiated in writing and addressed as follows:

Fusion Telecommunications International, Inc.
Attention: Corporate Secretary- Shareholder Communications
420 Lexington Avenue, Suite 1718
New York, New York 10170

This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. The Board has instructed our Corporate Secretary to forward such correspondence only to the intended recipient; however, the Board has also instructed our Corporate Secretary, prior to forwarding any correspondence, to review such correspondence and, in his or her discretion, not to forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board's consideration. In such cases, some of that correspondence may be forwarded elsewhere within the Company for review and possible response.

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

Based solely upon the Company’s review of Forms 3 and 4 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and any written representation from a reporting person (as defined in Item 405 of Regulation S-K) that no Form 5 is required, during the Company’s most recent fiscal year the following Section 16 officers and directors failed to file one report each with respect to option grants:  Gordon Hutchins, Jonathan Kauffman, Jan Sarro, Russell Markman, Tom Durkin and Lisa Taranto; and the following Section 16 officers and directors failed to file Form 4’s with respect to common stock received as quarterly dividends  on shares of the Company’s Series B-2 preferred stock owned by them as well as with respect to their 2015 stock option grant: Marvin Rosen, Matthew Rosen, Philip Turits, Paul C. O’Brien, William Rubin, Jack Rosen, E. Alan Brumberger, Larry Blum and Michael Del Giudice.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
		(1) ($)	(1,2) ($)	(3) ($)	(4) ($)	($)
Matthew D. Rosen	2015	$425,000	$350,000	$192,218	$3,311	$970,529
Chief Executive Officer	2014	$350,000	$350,000	$114,071	$3,311	$817,382

Gordon Hutchins, Jr.,	2015	$275,000	$60,000	$67,237	$448	$402,685
President and Chief Operating Officer	2014	$250,000	$60,000	$42,036	$448	$352,484

Russell P. Markman	2015	$250,000	$35,000	$48,027	$541	$333,568
President, Business Services	2014	$205,000	$35,000	$58,083	$541	$298,624
__________

(1)
Included in these columns are amounts earned, though not necessarily paid to the Named Executive Officer, during the corresponding fiscal year.  Named Executive Officers consists of: (i) our Principal Executive Officer regardless of compensation level, and (ii) our two most highly compensated Executive Officers (other than our Principal Executive Officer), who were serving as such on December 31, 2015 and whose annual compensation exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an Executive Officer on December 31, 2015. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

(2)
The amounts reported in this column for Mr. Rosen for 2015 includes $25,000 of compensation taken by Mr. Rosen in the form of 11,468 shares of our common stock. The price of $2.18 per share of common stock, the closing bid price of our common stock on the date of issuance of these shares (December 4, 2015), was used to determine the number of shares issued.

(3)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2015 and 2014, for option awards pursuant to the Company's 2009 Stock Option Plan. The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our consolidated financial statements for the year ended December 31, 2015 included elsewhere in this report.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)	Represents life insurance premiums paid by us.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On November 5, 2015, the Company executed a new employment agreement with Matthew D. Rosen, our Chief Executive Officer.   This new agreement has a term of three years, but will automatically renew for an additional two year period unless and until one party provides the other party with written notice of its/his intent to terminate not less than 90 days prior to the end of the initial term.   His agreement provides (a) for an annual base salary of not less than $425,000 (subject to annual review for cost of living increases, performance and market conditions), (b) for an annual bonus equal to 50% of base salary, and (c) that in the event his employment is terminated without cause, including a termination within six months following a change in control of the Company (as defined in his agreement), he will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus and a lump sum payment equal to 200% of his base salary then in effect and 200% of his highest annual bonus for the three years preceding his termination.  Had such an event occurred on December 31, 2015, the amount due to Mr. Rosen would have been $1.5 million.  His employment agreement also provides for a one year non-compete provision.  In the event of a sale of the Company that results in proceeds to the shareholders of up to $149,999,999, Mr. Rosen is entitled to receive a special bonus equal to 2.5% of the consideration (cash or stock) paid/distributed to the shareholders; 3.5% if such consideration is between $150 million and $249,999,999; 4.5% if such consideration is between $250 million and $349,999,999; and 5% if such consideration is over $350 million.  Mr. Rosen’s employment agreement also provides that the Board will, within ninety (90) days following execution of the new agreement, develop a plan under which Mr. Rosen will obtain a five percent (5%) stake in the Company within three years.  In 2015 and 2014, Mr. Rosen received a bonus of $350,000.

Gordon Hutchins Jr. serves as our President and Chief Operating Officer.  Mr. Hutchins does not have a written employment agreement with the Company.  Effective January 1, 2015, Mr. Hutchins’ annual salary was increased to $275,000.  Mr. Hutchins is entitled to receive a bonus of up to 25% of his annual salary if we achieve designated corporate performance metrics.  In 2015 and 2014, Mr. Hutchins received a bonus of $60,000.

Russell Markman serves as our President, Business Services. Mr. Markman does not currently have a written employment agreement with the Company. Mr. Markman’s annual salary is $250,000 and he is entitled to receive a bonus of up to 25% of his annual salary if we achieve designated corporate performance metrics. In 2015 and 2014, Mr. Markman received a bonus of $35,000.

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

2015 Director Compensation

Our Directors do not receive cash compensation for their services on the Board or Committees. However, they are reimbursed for out-of-pocket expenses incurred in attending Board and Committee meetings.  In addition, we annually grant Directors stock options for their services, the amount of which is determined by the Compensation Committee.

The following table provides information relating to compensation paid to the Directors for the 2015 fiscal year.

Name	Fees Earned Or Paid In Cash (S)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2) ($)	Total ($) (3)
Marvin S. Rosen	$-	$-	$5,770	$-	$-	$-	$5,770
E. Alan Brumberger	$-	$-	$5,770	$-	$-	$-	$5,770
Michael J. Del Giudice	$-	$-	$5,770	$-	$-	$-	$5,770
Jack Rosen	$-	$-	$5,700	$-	$-	$-	$5,700
Paul C. O'Brien	$-	$-	$5,770	$-	$-	$-	$5,770
Philip D. Turits	$150,000	$-	$19,232	$-	$-	$-	$169,232
William Rubin	$-	$-	$5,700	$-	$-	$-	$5,700
Larry Blum	$-	$-	$5,770	$-	$-	$-	$5,770
__________

(1)	Includes cash paid to Mr. Turits for his services as the Company’s Treasurer in accordance with his compensation arrangement approved by both the Compensation Committee and the Board of Directors.

(2)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2015, for option awards pursuant to the 2009 Stock Option Plan.  The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2015, appearing elsewhere in this report.

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

Under the 2009 Plan, we had originally reserved 140,000 common shares for issuance upon the exercise of stock options. In November 2012, the Board approved an increase in the number of common shares reserved for issuance under the 2009 Plan to 330,000, which increase was approved by Stockholders at our 2012 Annual Meeting held in February 2013.  Then in January 2014, the Board approved a further increase in the number of common shares reserved for issuance under the 2009 Plan to 1,260,000, which further increase was approved by Stockholders at our 2013 Annual Meeting of Stockholders held in March 2014.  Stock options awarded under the 2009 Plan may either be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), or, alternatively, options that do not qualify as incentive stock options (“Non-Qualified Options”).  To qualify as an Incentive Stock Option under the 2009 Plan, such option must have an exercise price of not less than 100% of the fair market value of our common shares on the date of grant.

The 2009 Plan is administered by the Compensation Committee.  The Compensation Committee determines, from time to-time, those of our executive officers, Directors and employees to whom stock options will be granted, as well as the actual number of options granted to each individual, the vesting schedule of the options and all other terms and conditions of the stock options.

As of December 31, 2015, there were outstanding options to purchase 1,115,631 shares of common stock under the 2009 Plan and options to purchase 101,749 shares were available for future award.   In addition, options to purchase 42,620 shares of common stock remain outstanding under the now expired 1998 Stock Option Plan, with such options expiring at various dates through 2020.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each Named Executive Officer as of December 31, 2015.  The table gives effect to the 1:50 reverse split completed by us in May 2014.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options, (#) exercisable	Number of securities underlying unexercised option (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration dates	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)
Matthew D. Rosen
	2,143	-	-	$139.99	3/6/2016	-	-	-	-
	2,658	-	-	$122.97	3/6/2016	-	-	-	-
	3,200	-	-	$114.00	6/15/2016	-	-	-	-
	7,000	-	-	$34.50	3/28/2017	-	-	-	-
	7,000	-	-	$15.50	3/25/2018	-	-	-	-
	7,000	-	-	$5.50	3/25/2019	-	-	-	-
	8,750	-	-	$6.00	4/13/2020	-	-	-	-
	8,750	-	-	$4.50	10/18/2021	-	-	-	-
	10,000		-	$5.50	10/16/2022	-	-	-	-
	57,574	13,662	-	$4.25	7/28/2023	-	-	-	-
	32,146	47,854	-	$3.52	10/16/2024	-	-	-	-
	-	100,000	-	$2.13	10/6/2025	-	-	-	-
Total	146,221	161,516

Gordon Hutchins, Jr.	2,143	-	-	$139.99	3/6/2016	-	-	-	-
	358	-	-	$132.19	3/6/2016	-	-	-	-
	3,500	-	-	$34.50	3/28/2017	-	-	-	-
	4,000	-	-	$15.50	3/25/2018	-	-	-	-
	4,000	-	-	$5.50	3/25/2019	-	-	-	-
	5,000	-	-	$6.00	4/13/2020	-	-	-	-
	6,500	-	-	$4.50	10/19/2021	-	-	-	-
	6,500		-	$5.50	10/16/2022	-	-	-	-
	16,441	3,901	-	$4.25	7/28/2023	-	-	-	-
	10,046	14,954	-	$3.52	10/16/2024	-	-	-	-
	-	35,000	-	$2.13	10/6/2025	-	-	-	-
Total	58,488	53,855

Russell P. Markman	4,000		-	$6.00	11/30/2012	-	-	-	-
	11,876	2,818	-	$4.25	7/29/2013	-	-	-	-
	8,037	11,963	-	$3.52	10/17/2014	-	-	-	-
	-	25,000	-	$2.13	10/6/2015	-	-	-	-
Total	23,913	39,781

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of each class of our voting securities as of March 31, 2016 by:

●	each person who beneficially owns more than 5% of our voting securities;
●	each of our Directors and Named Executive Officers individually; and
●	all executive officers and Directors as a group.

We have one class of voting securities consisting of our common stock and our Series B-2 Preferred Stock.  Each share of common stock is entitled to one vote per share.  Each share of Series B-2 Preferred Stock is entitled to 200 votes. As of March 31, 2016, the total number of voting securities issued and outstanding (“Voting Shares”) was 17,267,402 consisting of (a) 14,811,602 Voting Shares evidenced by 14,811,602 shares of common stock and (b) 2,455,800 Voting Shares evidenced by 12,279 shares of Series B-2 Preferred Stock.

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

We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by such owner, but not those held by any other person, and which are exercisable within 60 days of March 31, 2016, have been exercised or converted.

		Number of Voting Shares Beneficially Owned	Percentage of Voting Shares

E. Alan Brumberger	(1)	175,532	1.2%
William Rubin	(2)	205,426	1.4%
Jonathan Kaufman	(3)	230,066	1.6%
Matthew D. Rosen	(4)	262,688	1.8%
Marvin S. Rosen	(5)	1,649,785	10.6%
Larry Blum	(6)	46,937	*
Michael J. Del Giudice	(7)	52,036	*
Jack Rosen	(8)	129,058	*
Gordon Hutchins, Jr.	(9)	59,454	*
Paul C. O’Brien	(10)	20,136	*
Jan Sarro	(11)	35,963	*
Philip D. Turits	(12)	113,150	*
Russell Markman	(13)	20,645	*
Lisa Taranto	(14)	2,025	*
All Directors and Executive Officers as a Group (14 persons)		3,002,901	18.7%

Unterberg Capital, LLC**		4,029,499	26.6%
________
* Less than 1% of outstanding shares.
** Beneficial owner of more than 5% of our outstanding shares.
________________________

(1) Includes (i) 172 shares of common stock held by trusts for which his wife serves as trustee, (ii) 3,000 shares of common stock issuable upon the exercise of options, (iii) 12,102 shares of common stock issuable upon the exercise of common stock purchase warrants; (iv) 100 shares of Series B-2 preferred stock convertible into 20,000 shares of common stock; and (v) 10 shares of Series A-1 and 10 shares of Series A-2 preferred stock convertible into a total of 361 shares of common stock.

(2) Includes (i) 2,150 shares of common stock issuable upon the exercise of options, (ii) 200 shares of Series B-2 preferred stock convertible into 40,000 shares of common stock; and (iii) 44,129 shares of common stock issuable upon the exercise of common stock purchase warrants.

(3) Includes (i) 170,000 shares of common stock held in a trust for which his wife is the beneficiary; and (ii) 20,975 shares of common stock issuable upon the exercise of options.

(4) Includes (i) 126,627 shares of common stock issuable upon the exercise of options, (ii) 25,592 shares of common stock issuable upon the exercise of common stock purchase warrants; (iii) 76 shares of Series B-2 preferred stock convertible into 15,200 shares of common stock; and (iv) 50 shares of Series A-1 and 5 shares of Series A-2 preferred stock convertible into a total of 719 shares of common stock.

(5) Includes (i) 314,268 shares of common stock issuable upon the exercise of common stock purchase warrants, (ii) 3,000 shares of common stock issuable upon the exercise of options, (iii) 1,922 shares of Series B-2 preferred stock convertible into 384,400 shares of common stock; (iv) 1,610 shares of common stock held by a Delaware Trust Custodian IRA of Mr. Rosen; and (v) 50 shares of Series A-1 and 25 shares of Series A-2 preferred stock convertible into a total of 1,201 shares of common stock.

(6) Includes (i) 28,187 shares of common stock held by trusts for which his wife serves as trustee, (ii) 10,000 shares of Common Stock issuable upon the exercise of common stock purchase warrants held by trusts for which his wife serves as trustee, (iii) 2,150 shares of common stock issuable upon the exercise of options; and (iv) 33 shares of Series B-2 preferred stock convertible into 6,600 shares of common stock held by trusts for which his wife serves as trustee.

(7) Includes (i) 3,000 shares of common stock issuable upon the exercise of options, (ii) 7,622 shares of common stock issuable upon the exercise of common stock purchase warrants, of which 3,664 shares are held in the name of Catskill Investor Group, LLC, (iii) 11,380 shares of common stock held in the name of Catskill Investor Group, LLC, (iv) 5 shares of Series B-2 preferred stock convertible into 1,000 shares of common stock, and (v) 200 shares of Series A-1 and 75 shares of Series-2 preferred stock owned by Catskill Investor Group, LLC, that are convertible into a total of 4,202 shares of common stock.

(8) Includes (i) 30,139 shares of common stock issuable upon the exercise of common stock purchase warrants held in the name of Rosen Partners, LLC, (ii) 53,868 shares of common stock held by Rosen Partners, LLC and 6,523 shares of common stock  held by Rosen-Kaiyuan, LLC, of which Jack Rosen is the managing member, (iii) 2,150 shares of common stock issuable upon the exercise of options,  (iv) 150 shares of Series B-2 preferred stock convertible into 30,000 shares of common stock held in the name of Rosen-Kaiyuan, LLC, and (v) 200 shares of Series A-1 and 50 shares of Series A-2 preferred stock convertible into a total of 3,600 shares of common stock.

(9) Includes (i) 5,556 shares of common stock, (ii) 51,629 shares of common stock issuable upon the exercise of options, (iii) 1,667 shares of common stock issuable upon the exercise of common stock purchase warrants, and (iv) 25 shares of Series A-2 preferred stock convertible into a total of 602 shares of common stock.

(10) Includes (i) 3,000 shares of common stock issuable upon the exercise of options, (ii) 3,200 shares of common stock issuable upon the exercise of common stock purchase warrants, (iii) 50 shares of Series B-2 preferred stock convertible into 10,000 shares of common stock, and (iv) 100 shares of Series A-1 preferred stock convertible into 1,198 shares of common stock.

(11) Represents shares of common stock issuable upon exercise of options.

(12) Includes (i) 450 shares of common stock held by his wife, (ii) 1,450 shares of common stock issuable upon the exercise of common stock purchase warrants, (iii) 7,100 shares of common stock issuable upon the exercise of options, (iv) 5 shares of Series B-2 preferred stock convertible into 1,000 shares of common stock,  (v) 25 shares of Series A-1 and 30 shares of Series A-2 preferred stock convertible into a total of 1,022 shares of common stock.

(13) Represents shares of common stock issuable upon exercise of options.

(14) Represents shares of common stock issuable upon exercise of options.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
1998 Stock Option Plan*	42,620	$39.40	-

2009 Stock Option Plan*	1,115,631	$4.97	101,749
Total	1,158,251	$4.96	101,749
* - Equity compensation plan approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer and Director Loans to Company

In December 2015, Matthew Rosen, our Chief Executive Officer and a Director, converted $25,000 owed to him by the Company (for a partial bonus payable to him under the terms of his employment contract) into 11,468 shares of our common stock at a price of $2.18 per share. See “Executive Compensation,” included elsewhere in this report.

In December 2015, Marvin Rosen converted $300,000 of his outstanding promissory note to the Company into 137,615 shares of our common stock at a price of $2.18 per share.

Engagement for Tax Services

On March 6, 2014, the Company engaged Marcum LLP (“Marcum”) to prepare the Company’s tax returns and to provide related services.  The annual cost of the services provided is approximately $45,000.  Larry Blum is a Senior Advisor and a former partner of Marcum.

Director Independence

We apply the standards of Rule 5605(a)(2) of The Nasdaq Capital Market for determining the independence of the members of our Board and Committees. Based upon our application of those standards, the Board has determined that the following members of the Board are independent:

Larry Blum
E. Alan Brumberger
Jack Rosen
William Rubin
Paul C. O'Brien
Michael J. Del Giudice

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by the Company’s independent registered public accounting firm, EisnerAmper LLP (“EA”), for the year ended December 31, 2015 and 2014 are as follows:

Audit and Audit-Related Fees

The fees billed for professional services rendered by EA for the years ended December 31, 2015 and 2014 were approximately $147,000 and $167,000, respectively.  The fees billed for professional services included fees associated with the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements and consent for the Company’s registration statement.

Tax Related Fees

There were no fees billed for tax-related services by EA during the year ended December 31, 2015 and 2014.

All Other Fees

Fees for other services that were not included in the categories above billed by EA during the years ended December 31, 2015 and 2014 were approximately $120,000 and $0, respectively. These fees were primarily for audit and due diligence services related to business acquisition transactions undertaken by the Company.

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

Prior to engagement of the independent accounting firm for the audit of the Company’s 2016 consolidated financial statements, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of the three categories of services.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

10.56	Stock Purchase and Sale Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., Mitch Marks, Ron Kohn and Robert Marks (16)

	14	Code of Ethics of Registrant (13)
	21.1	List of Subsidiaries (1)
	23.1	Consent of EisnerAmper LLP(1)
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)(17)
	31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)(17)
	32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***		XBRL Instance Document
101.SCH***		XBRL Taxonomy Extension Schema Document
101.CAL***		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***		XBRL Taxonomy Extension Label Linkbase Document
101.PRE***		XBRL Taxonomy Extension Presentation Linkbase Document
*		Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**		Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)		Filed herewith.
(2)		Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011, and incorporated herein by reference.
(3)		Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006, and incorporated herein by reference.
(4)		Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 15, 2011 and incorporated herein by reference.
(5)		Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(6)		Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(7)		Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(8)		Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(9)		Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(10)		Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(11)		Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.
(12)		Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(13)		Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014 and incorporated herein by reference.
(14)		Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference.
(15)		Filed as an Exhibit to the Company’s Annual Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference.
(16)		Filed as an Exhibit to the Company’s Annual Report on Form 8-K filed on December 14, 2015, and incorporated herein by reference.
(17)		Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 28, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: April 29, 2016	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: April 29, 2016	By:	/s/ LISA TARANTO
Lisa Taranto
Principal Accounting Officer