Form 10-Q
period 2016-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2016-05-16
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Acts.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 6, 2016.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	14,811,602

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,873,075	$7,540,543
Accounts receivable, net of allowance for doubtful accounts of approximately $298,000 and $309,000, respectively	8,227,003	7,650,141
Prepaid expenses and other current assets	2,549,157	1,618,603
Total current assets	16,649,235	16,809,287
Property and equipment, net	13,708,196	14,055,493
Other assets:
Security deposits	575,038	575,038
Restricted cash	27,153	165,123
Goodwill	27,049,678	27,060,297
Intangible assets, net	44,433,420	45,824,399
Other assets	1,266,523	281,045
Total other assets	73,351,812	73,905,902
TOTAL ASSETS	$103,709,243	$104,770,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$685,780	$685,780
Due to RootAxcess seller	400,000	300,000
Equipment financing obligations	989,636	959,380
Accounts payable and accrued expenses	13,716,756	13,129,225
Total current liabilities	15,792,172	15,074,385
Long-term liabilities:
Notes payable - non-related parties, net of discount	30,754,690	30,795,745
Term Loan	25,000,000	25,000,000
Indebtedness under revolving credit facility	15,000,000	15,000,000
Due to RootAxcess seller	166,667	333,333
Due to TFB seller	1,011,607	-
Notes payable - related parties	1,086,995	1,074,829
Equipment financing obligations	1,955,301	2,085,416
Derivative liabilities	431,633	953,005
Total liabilities	91,199,065	90,316,713
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
17,324 and 23,324 shares issued and outstanding	174	234
Common stock, $0.01 par value, 50,000,000 shares authorized,
14,810,917 and 12,788,971 shares issued and outstanding	148,110	127,890
Capital in excess of par value	185,428,678	184,859,082
Accumulated deficit	(173,066,784)	(170,533,237)
Total stockholders' equity	12,510,178	14,453,969
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,709,243	$104,770,682

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$33,184,415	$25,263,038
Cost of revenues (exclusive of depreciation and amortization, shown separately below)	19,921,677	14,012,692
Gross profit	13,262,738	11,250,346
Depreciation and amortization	2,916,263	3,003,447
Selling, general and administrative expenses (including stock-based compensation of $198,884 and $122,516 for the three months ended March 31, 2016 and 2015, respectively)	11,424,786	9,736,294
Total operating expenses	14,341,049	12,739,741
Operating loss	(1,078,311)	(1,489,395)
Other (expenses) income:
Interest expense	(1,627,964)	(1,606,843)
Gain (loss) on change in fair value of derivative liability	182,400	(1,204,802)
Other income, net	(9,670)	37,319
Total other expenses	(1,455,234)	(2,774,326)
Loss before income taxes	(2,533,545)	(4,263,722)
Provision for income taxes	-	-
Net loss	(2,533,545)	(4,263,722)
Preferred stock dividends	(1,531,982)	(418,988)
Net loss attributable to common stockholders	$(4,065,527)	$(4,682,710)
Basic and diluted loss per common share	$(0.30)	$(0.49)
Weighted average common shares outstanding:
Basic and diluted	13,741,366	8,159,534

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	$	Shares	$
Balance at December 31, 2015	23,324	$234	12,788,971	$127,890	$184,859,082	$(170,533,239)	$14,453,967
Net loss						(2,533,545)	(2,533,545)
Conversion of preferred stock into common stock	(6,000)	(60)	1,866,667	18,667	(18,607)		-
Dividends on preferred stock			125,279	1,253	(1,253)		-
Adjustment for prior issuances and conversion of warrants					338,972		338,972
Issuance of common stock for services rendered			30,000	300	51,600		51,900
Stock-based compensation associated with stock incentive plans					198,884		198,884
Balance at March 31, 2016	17,324	$174	14,810,917	$148,110	$185,428,678	$(173,066,784)	$12,510,178

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,533,545)	$(4,263,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,916,263	3,003,447
Loss on disposal of property	60,822	-
Bad debt expense	65,000	150,000
Stock-based compensation	198,884	122,516
Stock based compensation issued for services rendered by third parties	51,900	46,201
Amortization of debt discount and deferred financing fees	158,878	250,974
(Gain) loss in the change in fair value of derivative liability	(182,400)	1,204,802
Changes in operating assets and liabilities:
Accounts receivable	(584,098)	25,470
Prepaid expenses and other current assets	(930,554)	(296,470)
Other assets	9,807	(100)
Accounts payable and accrued expenses	390,727	(80,010)
Net cash (used in) provided by operating activities	(378,316)	163,108

Cash flows from investing activities:
Purchase of property and equipment	(988,768)	(796,304)
Proceeds from the sale of property and equipment	23,961	-
Net cash acquired through acqusition	16,895	-
Change in restricted cash	137,970	-
Net cash used in investing activities	(809,942)	(796,304)

Cash flows from financing activities:
Payments on equipment financing obligations	(241,099)	(148,829)
Repayments of notes payable	(238,111)	(306,250)
Net cash used in financing activities	(479,210)	(455,079)
Net change in cash and cash equivalents	(1,667,468)	(1,088,275)
Cash and cash equivalents, beginning of period	7,540,543	6,444,683
Cash and cash equivalents, end of period	$5,873,075	$5,356,408

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Organization and Business

Fusion Telecommunications International, Inc. is a Delaware corporation incorporated in September 1997 (“Fusion” and together with its subsidiaries, the “Company”, “we,” “us,” and “our”).  The Company is a provider of integrated cloud solutions, including cloud voice, cloud connectivity, cloud infrastructure, cloud computing, and managed cloud-based applications to businesses of all sizes, and voice over IP (“VoIP”) - based voice services to other carriers.  The Company currently operates in two business segments: Business Services and Carrier Services.

Note 2.                      Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements have been prepared on the same basis as the financial statements for the fiscal year ended December 31, 2015.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

For a detailed discussion of significant accounting policies, please refer to our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our accounting policies during the quarter ended March 31, 2016.

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of Fusion and each of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Key estimates include: the recognition of revenue, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of intangible assets; accounting for stock options and other equity awards, particularly related to fair value estimates; accounting for income taxes; contingencies; and litigation. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations of the Company taken as a whole, actual results could differ from those estimates, and such differences could be material.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less on the date of purchase. As of March 31, 2016 and December 31, 2015, the carrying value of cash and cash equivalents approximates fair value due to the short period to maturity.

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

At March 31, 2016 and December 31, 2015, the Company had certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $27,000 and $165,000, respectively. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

Fair value of Financial Instruments

At March 31, 2016 and December 31, 2015, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Long-Lived Asset Impairment

The Company periodically reviews long-lived assets, including intangible assets subject to amortization, for possible impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by such asset or asset group. If the undiscounted cash flows are less than the carrying amount of the asset or asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record any impairment charges during the three months ended March 31, 2016 or 2015, as there were no indicators of impairment.

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

Under the goodwill two-step quantitative impairment test, the Company reviews for impairment the fair value of each reporting unit to its carrying value. The Company has determined that its reporting units are its operating segments (See Note 18).  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. At March 31, 2016 and December 31, 2015, respectively, goodwill was approximately $27.0 million.  All of the Company’s goodwill is attributable to its ‘Business Services’ segment.  There was no change in goodwill as a result of adjustments to purchase price allocations of previous acquisitions during the quarter ended March 31, 2016. There was no impairment charge recorded for goodwill during the three months ended March 31, 2016 or 2015, as there were no indicators of impairment.

Advertising and Marketing Costs

Costs related to advertising and marketing are expensed as incurred and included in selling, general and administrative expenses in our condensed consolidated statements of operations. Our advertising and marketing expense was approximately $172,000 and $115,000 for the three months ended March 31, 2016 and 2015, respectively.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2016 and December 31, 2015.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011 and its tax returns may be subject to review and

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of March 31, 2016 and December 31, 2015.  During the three month ended March 31, 2016 and 2015, the Company recognized no adjustments for uncertain tax positions.

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

New and Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right –to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

In September 2015, FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015.  The adoption of this guidance did not have a material impact on the Company’s  consolidated financial statements.

In April 2015, FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance was effective for interim and annual reporting periods beginning after December 15, 2015.  The Company adopted this guidance as of January 1, 2016 and applied the provision retrospectively for fiscal 2015 (See to Note 11). The impact of adopting this guidance on the Company's consolidated balance sheet as of December 31, 2015 was a decrease to other assets of approximately $1.0 million, and a decrease to notes payable – non-related party of $1.0 million.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.                      Loss per share

Basic and diluted loss per share for the three months ended March 31, 2016 and 2015 is computed by dividing (i) loss available to common stockholders, adjusted by $0.0 million and $0.7 million, respectively, on the fair value of the Company’s derivative liability  that was attributable to 728,333 outstanding warrants with a nominal exercise price that were exercised in August 2015 and dividends on preferred stock, by (ii) the weighted-average number of common shares outstanding during the period, increased by the number of common shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator
Net loss	$(2,533,545)	$(4,263,722)
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(100,623)	(99,518)
Dividends declared on Series B-2 Convertible Preferred Stock	(1,431,359)	(319,470)
Loss on nominal warrants	-	713,766
Adjusted loss attributable to common stockholders	$(4,065,527)	$(3,968,944)

Denominator
Basic and diluted weighted average common shares outstanding	13,741,366	8,159,534
Loss per share
Basic and diluted	$(0.30)	$(0.49)

For the three months ended March 31, 2016 and 2015, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended March 31,
	2016	2015
Warrants	3,005,337	3,391,324
Convertible preferred stock	2,627,795	4,424,147
Stock options	1,123,508	688,812
	6,756,640	8,504,283

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred Stock”) of approximately $101,000 and $100,000 for the three months ended March 31, 2016 and 2015.  Through March 31, 2016, the Board of Directors of Fusion has never declared a dividend on any series of the Series A Preferred Stock, resulting in approximately $4.4 million of accumulated preferred stock dividends.  The Board of Directors has declared a dividend of $231,359 and $319,470 for the three months ended March 31, 2016 and 2015, respectively, on its Series B-2 Preferred Stock, which, as permitted by the terms of that series, was paid in the form of 125,279 and 72,205 shares of the Company’s common stock, respectively. In addition, during the three months ended March 31, 2016, the Board of Directors paid an additional $1.2 million in dividends in the form of 666,667 shares in Fusion’s common stock to a holder of 5,000 shares of Series B-2 Preferred Stock for the conversion of their Series B-2 Preferred Stock holdings into Fusion’s common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.      Intangible Assets

Intangible assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015

Trademarks and tradenames	$1,093,400	$1,093,400
Proprietary technology	5,781,000	5,781,000
Non-compete agreements	10,703,043	10,703,043
Customer relationships	44,901,181	44,888,181
Favorable lease intangible	218,000	218,000
	62,696,624	62,683,624
Less: accumulated amortization	(18,263,204)	(16,859,225)
Intangible assets, net	$44,433,420	$45,824,399

Amortization expense was $1.4 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.  Estimated future aggregate amortization expense is expected to be as follows:

Remainder of	2016		$4,578,104
	2017		$5,848,934
	2018		$5,105,126
	2019		$4,212,644
	2020	and thereafter	$24,688,612

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

The following weighted average assumptions were used to determine the fair value of the stock options granted under the Company’s stock-based compensation plan using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2016	2015
Dividend yield (%)*	0.0	0.0
Expected volatility (%)	96.70	97.20
Average Risk-free interest rate (%)	1.78	1.69
Expected life of stock option term (years)	8.0	8.0

*The dividend yield is zero as the Company has never paid and does not expect to pay dividends on its common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized compensation expense of $198,884 and $122,516 for the three months ended March 31, 2016 and 2015, respectively.  These amounts are included in selling, general, and administrative expenses in our condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2015	1,158,251	$4.96
Shares granted during the period	3,800	$2.24
Shares exercised during the period	-	$-
Shares forfeited during the period	(29,035)	$2.57
Shares expired during the period	(9,508)	$103.76
Shares outstanding at March 31, 2016	1,123,508	$4.17
Shares exercisable at March 31, 2016	373,292	$6.99

As of March 31, 2016, we had approximately $1.4 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s stock-based compensation plan, which is expected to be recognized over a weighted-average period of 1.85 years.

Note 6.     Acquisition

On March 31, 2016, the Company completed the acquisition of Technology for Business Corporation (“TFB”), a provider of industry leading contact center solutions for an estimated purchase price of $1.0 million based on a royalty fee equal to ten percent of the collected monthly recurring revenues derived from sales of the cloud version of the proprietary call center software and maintenance services. The royalty fee was recognized as a ‘non-current liability’ in the condensed consolidated balance sheet and will be paid on a quarterly basis, commencing as of the first full calendar quarter following the second anniversary of the closing date of this acquisition. The management of the Company is still evaluating the fair value of the assets acquired and liabilities assumed with the acquisition of TFB.

Note 7.     Supplemental Disclosure of Cash Flow Information

The following table summarizes the Company’s supplemental cash flows information:

	Three Months Ended March 31,
Supplemental Cash Flow Information	2016	2015
Cash paid for interest	$1,460,306	$1,355,526

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	$141,240	$669,863
Dividends on Series B-2 preferred stock paid with the issuance of common stock	$231,358	$319,470
Due to seller of TFB	$1,011,607	$-

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.     Prepaid Expenses and Other Current Assets

The following table sets forth the items in prepaid expenses and other current assets:

	March 31,	December 31,
	2016	2015

Insurance	$136,276	$93,040
Rent	132,594	101,916
Marketing	58,827	109,455
Sofware subscriptions	1,017,104	498,078
Due from seller of Fidelity	425,963	425,963
Due from factoring party	-	26,018
Commissions	70,633	20,805
Escrow receivable	311,917	50,759
Other	395,843	292,569
	$2,549,157	$1,618,603

Note 9.      Accounts Payable and Accrued Expenses

The following table sets forth the items in accounts payable and accrued expenses:

	March 31,	December 31,
	2016	2015

Trade accounts payable	$3,658,630	$1,101,393
Accrued bonus	546,454	700,000
Accrued professional and consulting fees	232,128	274,205
Accrued property and other taxes	586,953	534,388
Accrued network costs	2,216,437	3,423,483
Accrued rent	95,765	82,894
Accrued universal service fund fees	327,871	494,852
Customer deposits	372,650	358,227
Accrued credit card	446,287	384,257
Accrued payroll and vacation	403,217	555,493
Accrued sales and federal excise taxes	2,259,766	2,204,098
Accrued sales commissions	847,696	981,121
Accrued interest payable	21,701	32,221
Deferred revenue	1,124,095	1,157,036
Other	577,106	845,557
	$13,716,756	$13,129,225

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.      Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations.  These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%.  The Company’s equipment financing obligations are as follows:

	March 31,	December 31,
	2016	2015

Equipment financing obligations	$2,944,937	$3,044,796
Less: current portion	(989,636)	(959,380)
Long-term portion	$1,955,301	$2,085,416

Note 11.    Notes Payable – Non-Related Parties

Notes payable – non-related parties at March 31, 2016 and December 31, 2015 is as follows:

	2016	2015

Subordinated Notes	$33,988,756	$34,160,200
Unamortized discount on Subordinated Notes	(1,614,976)	(1,697,091)
Unamortized debt issuance costs	(933,310)	(981,584)
Total notes payable - non-related parties	31,440,470	31,481,525
Less: current portion	(685,780)	(685,780)
Long-term portion	$30,754,690	$30,795,745

As required and as defined in the amended credit facility entered into by the Company on December 8, 2015 (the “Secured Credit Facility”) and the fourth amended credit agreement (the “Praesidian Facility”), the Company must satisfy customary financial covenants such as: borrower leverage ratio, fixed charge coverage ratio, capital expenditures annual limit, minimum adjusted EBITDA, and maximum senior leverage ratio.   For the three months ended March 31, 2016, the Company was in compliance with all the financial covenants.

During the quarter ended March 31, 2016, the Company paid interest expense of approximately $0.9 million at an annual interest rate of 10.8%.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.  Due to RootAxcess Seller

In connection with the purchase of the assets of RootAxcess, LLC (“RootAxcess”) in September 2015, the Company held back $0.7 million against potential claims arising from breaches of representation and warranties. Of such amount, $0.4 million is to be paid to the seller in six equal monthly installments of $66,667 on the three, six, nine, twelve, fifteen and eighteen month anniversary of the closing date.  In addition, the Company held back $0.3 million to be paid in three equal installments of $100,000 on each of the twelve, fifteen, and eighteen month anniversary of the closing date.  To the extent there is a unresolved claim notice pending (as defined in the asset purchase agreement), the monthly installment payable to seller immediately following the delivery of such claim notice may, at the Company’s reasonable discretion, be reduced by the amount in dispute under the claim notice and such amount will continue to be held by the Company until resolved, at which point, the Company will disburse the withheld amount in accordance with such resolution.

On March 31, 2016, the Company made a payment of $66,667 to the sellers in connection with the terms of the holdback agreement. At March 31, 2016, the remaining balance due is $566,667.

Note 13.     Secured Credit Facility

In August 2015, the Company entered into a $40.0 million credit facility with Opus Bank, which facility was amended and restated by the Secured Credit Facility.   The Secured Credit Facility consists of a $15.0 million, four-year credit facility, and a $25.0 million, five-year term loan. The maturity date of amounts borrowed under the revolving facility is August 28, 2019, and the maturity date of amounts borrowed under the term loan is August 28, 2020.

For the three months ended March 31, 2016, the Company had outstanding $15.0 million under the revolver and $25.0 million under the term loan.  For the three months ended March 31, 2016, the Company recognized interest expense of approximately $480,278 at a monthy interest rate of 4.75%.  The interest rate is calculated as the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin (as defined in the Amended Credit Facility) in effect at such time, or (b) 3.25% plus the Applicable Margin.

Note 14.     Derivative Liability

The Company has issued warrants to purchase shares of Fusion’s common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”).  For warrant instruments that do not meet an exclusion from derivative accounting, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations.  In this regard, the Company has 584,834 outstanding warrants which provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the exercise price for these warrants. In addition, in connection with the sale of the certain notes under the original version of the Praesidian credit facility, the Company issued nominal warrants to the original lenders to purchase an aggregate of 728,333 shares of its common stock.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following assumptions were used to determine the fair value of the warrants for the three months ended March 31, 2016 and 2015:
	March 31,	March 31,
	2016	2015
Stock price ($)	1.79	4.13
Exercise price ($)	6.25	0 - 6.25
Risk-free interest rate (%)	1.78	1.71 - 1.94
Expected volatility (%)	96.70	97.20
Time to maturity (years)	3.00	7.6 - 8.6

At March 31, 2016 and December 31, 2015, the fair value of the derivative was $431,633 and $953,005, respectively.  During the quarter ended March 31, 2016, the Company recognized a gain on the change in the fair value of this derivative of approximately $1.0 million offset by a loss of approximately $0.8 million as a result of the adjustment discussed below, and a loss of $1.2 million in the quarter ended March 31, 2015.

During the three months ended March 31, 2016, the Company adjusted the valuation of its derivative liability for warrants issued in December 2013 and January 2014 and for changes to its valuation of warrants exercised during 2015. The amount of the adjustment was $772,022 impact on the condensed consolidated statements of operations resulting from the loss on the change in the fair value of the derivative and $338,972 impact to capital in excess of par in the condensed consolidated balance sheets (see Note 20). The Company has evaluated these adjustments in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that both quantitatively and qualitatively the adjustments were not material. These adjustments were also evaluated by management in their assessment of internal controls over financial reporting.

Note 15.  Notes Payable-Related Parties

Notes payable – related parties at March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015

Notes payable to Marvin Rosen	$1,178,082	$1,178,082
Discount on note	(91,087)	(103,253)
Total notes payable - related parties	$1,086,995	$1,074,829

The note payable to Marvin Rosen, the Company’s Chairman of the Board, is subordinated to borrowings under the Amended Credit Facility and the Fourth Amended SPA.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Company’s obligations under the Amended Credit Facility and the Fourth Amended SPA are paid in full.  For the three months ended March 31, 2016, the Company recognized interest expense on the Rosen note of approximately $21,300, and amortization on the discount of approximately $12,000.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16.     Equity Transactions

Common Stock

The Company is authorized to issue 50,000,000 shares of its common stock. As of March 31, 2016 and December 31, 2015, 14,810,917 and 12,788,971 shares of its common stock were issued and outstanding, respectively.

During the quarter ended March 31, 2016, the Company issued an aggregate of 30,000 shares of common stock to an employee in lieu of a cash bonus valued at $51,900. In addition, the Board of Directors declared a dividend of $231,359 related to the Company’s Series B-2 Preferred Stock, which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 125,279 shares of common stock. Also, certain holders of our Series B-2 Preferred Stock elected to convert their 6,000 shares of preferred stock into an aggregate of 1,866,667 shares of Fusion’s common stock, including 666,667 shares of common stock which were issued as a payment of additional dividends for the conversion of their Series B-2 Preferred Stock holdings into Fusion’s common stock. The additional shares issued were valued at the closing market price at the date of issuance of $1.80 per share or $1.2 million.

On May 9, 2016, the Company received a staff determination letter from Nasdaq (“Nasdaq”) stating that the Company was not in compliance with its rules for continued listing, Rule 5635(b), because it violated the shareholder approval requirement. The technical violation results from the recent purchase of 1,834,862 shares of the Company’s common stock by Unterberg Technology Partners, L.P. (“Unterberg”) in December 2015, which when aggregated with the common shares underlying of the Company’s Series B Preferred Stock held by Unterberg (the common shares were ultimately issued in February 2016, see note 3), the amount owned by Unterberg exceeded the level allowed by Nasdaq without a prior shareholder vote.   The Nasdaq letter indicates that the Company has forty-five (45) calendar days to submit a plan to regain compliance. If such a plan is timely submitted by the Company, the Nasdaq Staff may grant the Company up to 180 calendar days from May 9, 2016 to regain compliance. The Nasdaq notification has no current effect on the listing of the Company’s common stock. The Company is reviewing various ways to correct the technical violation, including seeking approval of the transaction in question by its shareholders. The Company has available options to resolve this technical violation which will not require a cash redemption.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. As of March 31, 2016 and December 31, 2015 there was 5,045 shares of Series A Preferred Stock issued and outstanding, respectively. In addition, there were 12,279 and 18,279 shares of Series B-2 Preferred Stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by the Fusion’s Board of Directors, on January 1 of each year. As of March 31, 2016, no dividend had been declared by Fusion’s Board with respect to the Series A Preferred Stock, and the Company had accumulated approximately $4.4 million of preferred stock dividends.

Commencing January 1, 2016, Fusion has the right to force the conversion of the Series B-2 Preferred Stock into Fusion common stock at a conversion price of $5.00 per share; provided that the volume weighted average price for its common stock is at least $12.50 for ten consecutive trading days.

Note 17.    Commitments and Contingencies

Legal matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business.  Defending such proceedings can be costly and can impose a significant burden on management and employees. The Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition. As of March 31, 2016, the Company did not have any significant ongoing legal matters.

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

The Company has two reportable segments – “Business Services” and “Carrier Services”.  These segments are organized by the products and services that are sold and the customers that are served.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins.  The Company’s measurement of segment profit exclude the Company’s executive, administrative and support costs.  The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  The Company’s segments and their principal activities consist of the following:

Business Services

Through this operating segment, the Company provides cloud communications, cloud connectivity, cloud storage and cloud security solutions to small, medium and large businesses. These services are sold through the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the Company’s acquisition of the assets of RootAxcess that was completed as of September 30, 2015, and its acquisition of the stock of various Fidelity companies on December 8, 2015.

Carrier Services

Carrier Services includes the termination of domestic and international carrier traffic utilizing primarily VoIP technology.  VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than other technologies.  The Company currently interconnects with approximately 370 carriers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets.

Operating segment information for the three months ended March 31, 2016 and 2015 is summarized as follows:

	Three months ended March 31, 2016
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$12,231,665	$20,952,750	$-	$33,184,415
Cost of revenues (exclusive of depreciation and amortization)	11,699,547	8,222,130	-	19,921,677
Gross profit	532,118	12,730,620	-	13,262,738
Depreciation and amortization	31,310	2,675,521	209,432	2,916,263
Selling, general and administrative expenses	1,381,688	9,011,989	1,031,109	11,424,786
Interest expense	(1,566)	(1,551,141)	(75,257)	(1,627,964)
Gain on change in fair value of derivative liability	-	-	182,400	182,400
Other income (expenses)	13	(289,018)	279,335	(9,670)
Net loss	$(882,432)	$(797,049)	$(854,063)	$(2,533,545)
Total assets	$7,740,286	$93,789,887	$2,179,070	$103,709,243
Capital expenditures	$16,244	$972,524	$-	$988,768

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2015
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$8,477,121	$16,785,917	$-	$25,263,038
Cost of revenues (exclusive of depreciation and amortization)	7,926,666	6,086,026	-	14,012,692
Gross profit	550,455	10,699,891	-	11,250,346
Depreciation and amortization	44,997	2,934,094	24,356	3,003,447
Selling, general and administrative expenses	735,480	8,008,448	992,366	9,736,294
Interest expense	-	(1,562,227)	(44,616)	(1,606,843)
Loss on change in fair value of derivative liability	-	-	(1,204,802)	(1,204,802)
Other (expenses) income	-	(185,158)	222,477	37,319
Net loss	$(230,022)	$(1,990,037)	$(2,043,663)	$(4,263,722)
Total assets	$5,223,717	$64,265,798	$1,706,229	$71,195,744
Capital expenditures	$5,366	$790,938	$-	$796,304

 *The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services segments.  The amounts reflected in the column titled “Corporate and Unallocated” represent those operating expenses, assets and capital expenditures that have not been allocated to a business segment or product line.

Note 19.    Related Party Transactions

Since March 6, 2014, the Company has engaged a third party to prepare its tax returns and to provide related tax advisory services. Larry Blum, a member of our Board of Directors, is a Senior Advisor and a former partner of that company.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of March 31, 2016
Non-current liabilities:
Derivative liability (see note 14)	$-	$-	$431,633	$431,633
As of December 31, 2015
Non-current liabilities:
Derivative liability (see note 14)	$-	$-	$953,005	$953,005

Changes in the derivative liability for the three months ended March 31, 2016 are as follows:

Balance at December 31, 2015	$953,005
Gain for the period:
Included in net loss	(954,422)
Adjustment for prior issuances and conversion of warrants	433,050
Balance at March 31, 2016	$431,633

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “plans”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. The primary risk of the Company is its ability to attract new capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with its senior debt agreements, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, natural disasters, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by the Company from time to time in its filings with the SEC.  However, the risks included should not be assumed to be the only risks that could affect future performance.

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

Through our Carrier Services segment, we have agreements with approximately 370 carrier customers and vendors, through which we sell domestic and international voice services to other carriers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment.

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

Our Performance

Revenues for the three months ended March 31, 2016 were $33.2 million, an increase of $7.9 million, or 31.4%, compared to the three months ended March 31, 2015, as a result of an increase in revenues from our Business Services segment of approximately $4.2 million driven primarily by revenues generated from our acquisitions of RootAxcess and Fidelity in the fourth quarter of 2015, and an increase in revenues of $3.7 million from our Carrier Services segment mainly due to a 41.1% increase in the blended rate per minute of traffic terminated and 2.3% increase in the volume of traffic terminated.  We had a net loss for the first three months of 2016 of approximately $2.5 million, compared to net loss of $4.3 million in the same period a year earlier, an improvement of $1.7 million as a result of higher revenues offset by higher cost of revenues of $6 million and selling, general and administrative expenses ("SG&A") of $1.7 million driven primarily by higher salaries and payroll benefits of approximately $1.9 million, offset by a decrease in acquisition integration costs of $0.6 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	% Revenues	2015	% Revenues

Revenues	$33,184,415	$100.0%	$25,263,038	100.0%
Cost of revenues*	19,921,677	60.0%	14,012,692	55.5%
Gross profit	13,262,738	$40.0%	11,250,346	44.5%
Depreciation and amortization	2,916,263	8.8%	3,003,447	11.9%
Selling, general and administrative expenses	11,424,786	34.4%	9,736,294	38.5%
Total operating expenses	14,341,049	43.2%	12,739,741	50.4%
Operating loss	(1,078,311)	(3.2%)	(1,489,395)	(5.9%)
Other (expenses) income:
Interest expense	(1,627,964)	(4.9%)	(1,606,843)	(6.4%)
Gain (loss) on change in fair value of derivative liability	182,400	0.5%	(1,204,802)	-4.8%
Other income, net	(9,674)	(0.0%)	37,319	0.1%
Total other expenses	(1,455,234)	(4.4%)	(2,774,326)	-11.0%
Loss before income taxes	(2,533,545)	(7.6%)	(4,263,721)	-16.9%
Provision for income taxes	-	0%	-	0.0%
Net loss	$(2,533,547)	(7.6%)	$(4,263,721)	-16.9%

*Exclusive of depreciation and amortization, shown separately below.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Revenues

Consolidated revenues were $33.2 million for the three months ended March 31, 2016 compared to $25.3 million for the three months ended March 31, 2015, an increase of $7.9 million, or 31.4%.

Revenues for the Business Services segment were $20.9 million for the three months ended March 31, 2016 as compared to $16.8 million for the three months ended March 31, 2015.  The increase is primarily attributable to revenue derived from our acquisition of assets from RootAxcess on September 30, 2015 and Fidelity on December 8, 2015.

Carrier services revenue of approximately $12.2 million represents an increase of $3.7 million, or 44.3%, compared to the same period a year ago, mainly due to a 2.3% increase in the volume of traffic terminated and an increase of 41.1% in the blended rate per minute of traffic terminated.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $20 million for the three months ended March 31, 2016 compared to $14.0 million for the three months ended March 31, 2015.  The increase is due to the costs attributable to revenues resulting from the RootAxcess and Fidelity acquisitions during the last quarter of 2015, and higher rates for the cost of traffic terminated of 44.3% in the Carrier Services segment.

Consolidated gross margin was 40% for the three months ended March 31, 2016 compared to 44.5% in the same period for 2015. The decrease is due primarily to approximately $3.9 million of additional costs of traffic terminated by our Carrier Services segment  and an increase of approximately $1.5 million in customer provisioning costs in our Business Services segment.

Gross margin for the Business Services segment was 60.8% for the three months ending March 31, 2016 as compared to 63.7% for the three months ending March 31, 2015. The decrease is due primarily to an increase in costs of services of 35.1% driven primarily by the inclusion of the Fidelity acquisition.

Gross margin for the Carrier Services segment was 4.4% for the three months ended March 31, 2016 as compared to 6.5% in the three months ended March 31, 2015.  The decrease was due to higher cost per minute of traffic terminated of $3.8 million, or 44.3% over the same period a year earlier.

Depreciation and Amortization

Depreciation and amortization expense was $2.9 million for the three months ended March 31, 2016 as compared to $3.0 million during the same period a year ago. The decrease is the result of the amortization expense of the intangible assets decreasing by $0.5 million as a result of some of the intangible assets being fully amortized, offset, in part, by an increase in depreciation expense of approximately $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 was $11.4 million as compared to $9.7 million during the three months ended March 31, 2015.  This increase is the result of higher salaries and employee related benefits of approximately $1.5 million driven primarily by increased headcount associated with our acquisition of Fidelity.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was approximately $1.6 million for the three months ended March 31, 2016 and 2015. For the quarter ended March 31, 2016, we recognized interest expense of approximately $1.4 million related to senior secured borrowings, $21,300 of interest expense on a related party note, $45,000 in interest expense from our capital lease financing program, and approximately $159,000 in interest expense associated with debt discount and debt issuance costs amortization.

Change in Fair Value of Derivative Liability

During the quarter ended March 31, 2016, we recognized a gain on the change in fair value of our derivative liabilities in the amount of approximately $1.0 million offset by a loss of approximately $0.8 million for an adjustment for prior issuances and conversion of warrants (see Notes 14 and 20) compared to a loss in the amount of $1.2 million in the same quarter of 2015.   The gain and loss on the derivative are related to the warrants that we issued to our senior lenders in 2012 and 2013 and to purchasers of our Series B-2 Preferred Stock, the terms of which require them to be treated as liabilities and not as equity instruments.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  These warrants are valued using an option pricing model and other valuation models, such that increases in Fusion’s stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases in Fusion’s stock price result in a lower valuation and a gain being recorded in our income statement.

We may be subject to additional fluctuations in our income statement in 2016 and beyond based on changes in Fusion’s stock price and the corresponding changes in fair value of our derivative liabilities associated with the warrants issued in connection with our Series B-2 Preferred Stock.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. At March 31, 2016, we had working capital of approximately $0.9 million and stockholders’ equity of $12.5 million.  At December 31, 2015, we had working capital of $1.7 million and stockholders’ equity of approximately $14.5 million.  Our consolidated cash balance at March 31, 2016 was $5.9 million as compared to $7.5 million at December 31, 2015.  While we believe we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There can be no assurances that such funds will be available to the Company as and when needed or on terms deemed by us to be acceptable.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of Fusion’s Board of Directors, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our credit facilities, limitations under Delaware law and other factors that Fusion’s Board of Directors and senior management consider appropriate.

The holders of our Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and if declared by Fusion’s Board of Directors. The holders of our Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%.  These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion’s common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Through March 31, 2016, Fusion’s Board had never declared dividends on any series of the Series A Preferred Stock, and, as a result, the Company had accumulated approximately $4.4 million of preferred stock dividends. The Fusion Board of Directors declared a dividend of $231,358 for the three months ended March 31, 2016 on the Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 125,279 shares of Fusion’s common stock.

Secured Credit Facility

In December 2015, the Company entered into the Secured Credit Facility, which facility amended and restated, in its entirety, the $40.0 million credit facility originally entered into by us with Opus Bank in August 2015.    The Secured Credit Facility consists of a $15.0 million credit facility and a $25.0 million term loan.  All borrowings under the Amended Credit Facility bear interest at a rate equal to the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin then in effect at such time, or (b) 3.25% plus the Applicable Margin and are secured by a first priority security interest in all of the assets of Fusion and its subsidiaries, including the capital stock of each such subsidiary. Under the Amended Credit Facility, “Applicable Margin” is calculated based on the ratio of Senior Indebtedness to Adjusted EBITDA (each as defined in the Amended Credit Facility) and ranges from 1.25% to 2.00% based on the ratio level.  In addition, subject to certain limitations, Fusion and certain of its subsidiaries have guaranteed the obligations of the borrower (“Fusion NBS Acquisition Corp.”)  under the Amended Credit Facility, including its obligations to repay all borrowings. The maturity date of amounts borrowed under the credit facility is four years or August 28, 2019, and the maturity date of any amounts borrowed under the term loan is August 28, 2020.  The Amended Credit Facility contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to borrowings under the Amended Credit Facility, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. The Amended Credit Facility also requires on-going compliance with various financial covenants, including a maximum senior leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Effective December 31, 2015, the Company’s obligation to maintain a minimum unencumbered cash bank balance of no less than $1.0 million at all times was eliminated.

At March 31, 2016, we have outstanding $15.0 million under the Secured Credit Facility and $25.0 million under the term loan.   The Company paid monthly interest at a rate of 4.75%, and paid interest expense of $480,278 during the quarter ended March 31, 2016.  As of March 31, 2016, we were in compliance with all the financial covenants in the Amended Credit Facility.

Praesidian Facility

Simultaneous with the execution of the Secured Credit Agreement, the Company executed the Praesidian Facility. The Praesidian Facility amended and restated the terms of the Third Amended and Restated Securities Purchase Agreement and Security Agreement (the “Third Amendment”).  The Third Amendment amended and restated the terms of second amended and restated agreement, which itself amended and restated earlier versions of this securities purchase agreement.  The Third Amendment, together with each earlier version of this facility are hereinafter collectively referred to as the “Praesidian Facility”).  Specifically, the Praesidian Facility amended the Third Amendment to (i) provide the consent of the continuing lenders to the acquisition of Fidelity (ii) add Fidelity as a guarantor and credit party under the Praesidian Facility, and (iii) modify or eliminate certain of the financial covenants contained in the Third Amendment, including the requirement to maintain a minimum unencumbered cash bank balance of $1.0 million at all times. As of March 31, 2016, we were in compliance with all the financial covenants in the Fourth Amended SPA.

 The following notes have been issued by us under the Praesidian Facility:

●
Series A and B Notes.  The Company sold $6.5 million aggregate principal amount of Series A notes, and $10.0 million aggregate principal amount of Series B notes in October 2012, the proceeds of which were used to finance our acquisition of Network Billing Systems, LLC.

●
Series C and D Notes. The Company sold $0.5 million aggregate principal amount of Series C notes and $25.0 million aggregate principal amount of Series D notes in December 2013, to finance our acquisition of certain assets of Broadvox.

●	Series E Notes. The Company sold $5.0 million aggregate principal amount of Series E notes in October 2014 to fund our acquisition of PingTone Communications Inc.

●
Series F Notes.  The Company sold $9.0 million aggregate principal amount of Series F notes in August 2015 to retire a portion of the approximately $20.0 million of notes held by one of the original lenders.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

At March 31, 2016, we had approximately $34.0 million principal amount of notes outstanding under the Fourth Amended SPA. In accordance with the terms of the Fourth Amended SPA, the notes bear interest at an annual rate of 10.8%, with monthly principal payments of approximately $57,148 with the outstanding principal balance on all the notes payable at maturity on February 28, 2021.

In the quarter ended March 31, 2016 and March 31, 2015, we paid interest expense on the notes of approximately $0.9 million and $1.3 million, respectively.

Related Party Note Payable

We have a note payable outstanding of approximately $1.2 million to Marvin Rosen, the Chairman of Fusion’s Board of Directors.  This note is subordinated to all amounts borrowed under the Amended Credit Facility and the Fourth Amended SPA.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after all borrowings under the Amended Credit Facility and the Fourth Amended SPA are paid in full. For the quarter ended March 31, 2016, the Company recognized interest expense on this note of approximately $21,300.

We have entered into various capital lease agreements to finance the purchase of property and equipment, at interest rates generally ranging from 5.3% to 6.6%.   During the first quarter of 2016, we paid $241,099 scheduled principal payments under these leases and $45,463 in interest expense.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Net cash (used in) provided by operating activities	$(378,316)	$163,108
Net cash used in investing activities	(809,942)	(796,304)
Net cash used in financing activities	(479,210)	(455,079)
Net decrease in cash and cash equivalents	(1,667,468)	(1,088,275)
Cash and cash equivalents, beginning of period	7,540,543	6,444,683
Cash and cash equivalents, end of period	$5,873,075	$5,356,408

Cash used in operating activities was $0.4 million during the three months ended March 31, 2016, compared to cash provided by operating activities of $0.2 million during the three months ended March 31, 2015.  The following table illustrates the primary components of our cash flows from operations:

	Three Months Ended March 31,
	2016	2015
Net loss	$(2,533,545)	$(4,263,722)
Non-cash expenses, gains and losses	3,269,347	4,777,940
Accounts receivable	(584,098)	25,470
Accounts payable and accrued expenses	390,727	(80,010)
Other	(920,747)	(296,570)
Cash (used in) provided by operating activities	$(378,316)	$163,108

Cash used in investing activities, comprised mainly of capital expenditures, was $0.9 million for the three months ended March 31, 2016 as compared to $0.8 million for the three months ended March 31, 2015.  Capital expenditures for the remainder of 2016 are expected to be approximately $3.5 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment.  A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash used in financing activities was $0.5 million for the three months ended March 31, 2016 and 2015.  For the quarter ended March 31, 2016, the use of cash was the result of debt service payments and equipment financing obligations of $238,111 and $241,099, respectively.  In the first quarter of 2015, we made debt service payments and equipment financing obligations of $306,250 and $148,829, respectively.

Other Matters

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

Off Balance Sheet Arrangements

At March 31, 2016, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  There have been no material changes to our risk factors from those previously disclosed in such Annual Report.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

May 16, 2016	By:	/s/ Lisa Taranto
Lisa Taranto
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