Form 10-Q
period 2016-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2016-08-11
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 8, 2016.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	14,988,732

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,798,911	$7,540,543
Accounts receivable, net of allowance for doubtful accounts of $311,654 and $308,813, respectively	7,881,031	7,650,141
Prepaid expenses and other current assets	2,627,478	1,618,603
Total current assets	14,307,420	16,809,287
Property and equipment, net	13,234,210	14,055,493
Other assets:
Security deposits	549,423	575,038
Restricted cash	27,153	165,123
Goodwill	27,772,494	27,060,297
Intangible assets, net	44,078,486	45,824,399
Other assets	530,732	281,045
Total other assets	72,958,288	73,905,902
TOTAL ASSETS	$100,499,918	$104,770,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$685,780	$685,780
Due to RootAxcess seller	500,000	300,000
Due to TFB seller	100,000	-
Equipment financing obligations	991,681	959,380
Accounts payable and accrued expenses	13,263,707	13,129,225
Total current liabilities	15,541,168	15,074,385
Long-term liabilities:
Notes payable - non-related parties, net of discount	30,713,635	30,795,745
Term Loan	25,000,000	25,000,000
Indebtedness under revolving credit facility	15,000,000	15,000,000
Due to RootAxcess seller	-	333,333
Due to TFB seller	886,606	-
Notes payable - related parties	1,099,530	1,074,829
Equipment financing obligations	1,744,190	2,085,416
Derivative liabilities	385,990	953,005
Total liabilities	90,371,119	90,316,713
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
17,324 and 23,324 shares issued and outstanding	173	233
Common stock, $0.01 par value, 50,000,000 shares authorized,
14,975,482 and 12,788,971 shares issued and outstanding	149,755	127,889
Capital in excess of par value	185,725,991	184,859,084
Accumulated deficit	(175,747,120)	(170,533,237)
Total stockholders' equity	10,128,799	14,453,969
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,499,918	$104,770,682

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$30,420,291	$25,063,695	$63,604,706	$50,326,733
Cost of revenues (exclusive of depreciation and amortization, shown separately below)	17,244,814	13,813,615	37,166,491	27,826,307
Gross profit	13,175,477	11,250,080	26,438,215	22,500,426
Depreciation and amortization	3,031,890	3,039,758	5,948,153	6,043,205
Selling, general and administrative expenses	11,270,013	9,851,735	22,694,799	19,582,713
Total operating expenses	14,301,903	12,891,493	28,642,952	25,625,918
Operating loss	(1,126,426)	(1,641,413)	(2,204,737)	(3,125,492)
Other (expenses) income:
Interest expense	(1,624,669)	(1,608,709)	(3,252,633)	(3,215,552)
Gain on change in fair value of derivative liability	45,642	2,510,950	228,042	1,306,148
Other income, net	25,115	26,765	15,445	58,767
Total other expenses	(1,553,912)	929,006	(3,009,146)	(1,850,637)
Loss before income taxes	(2,680,338)	(712,407)	(5,213,883)	(4,976,129)
Provision for income taxes	-	-	-	-
Net loss	(2,680,338)	(712,407)	(5,213,883)	(4,976,129)
Preferred stock dividends	(284,839)	(630,523)	(1,816,821)	(1,049,511)
Net loss attributable to common stockholders	$(2,965,177)	$(1,342,930)	$(7,030,704)	$(6,025,640)
Basic and diluted loss per common share	$(0.20)	$(0.33)	$(0.49)	$(0.81)
Weighted average common shares outstanding:
Basic and diluted	14,864,768	8,461,794	14,306,170	8,311,499

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	$	Shares	$
Balance at December 31, 2015	23,324	$233	12,788,971	$127,889	$184,859,084	$ (170,533,237)	$14,453,969
Net loss						(5,213,883)	(5,213,883)
Conversion of preferred stock into
common stock	(6,000)	(60)	1,866,667	18,667	(18,607)		-
Dividends on preferred stock			220,909	2,209	(2,209)		-
Adjustment for prior issuances and							-
conversion of warrants					338,972		338,972
Adjustment for fractional shares			685	7	(7)		-
Issuance of restricted stock			55,000	550	99,000		99,550
Issuance of common stock for services
rendered			43,250	433	71,210		71,643
Stock-based compensation associated
with stock incentive plans					378,548		378,548
Balance at June 30, 2016	17,324	$173	14,975,482	$149,755	$185,725,991	$(175,747,120)	$10,128,799

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,213,883)	$(4,976,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,948,153	6,043,205
Loss on disposal of property	72,818	-
Bad debt expense	130,000	225,000
Stock-based compensation	378,548	238,768
Stock based compensation issued for services rendered by third parties	79,948	215,611
Amortization of debt discount and deferred financing fees	318,125	507,690
Gain in the change in fair value of derivative liability	(228,043)	(1,306,148)
Changes in operating assets and liabilities:
Accounts receivable	(254,925)	(305,135)
Prepaid expenses and other current assets	(1,230,504)	(456,315)
Other assets	(249,687)	155,190
Accounts payable and accrued expenses	(691,178)	156,308
Net cash (used in) provided by operating activities	(940,628)	498,045

Cash flows from investing activities:
Purchase of property and equipment	(2,325,210)	(1,859,265)
Proceeds from the sale of property and equipment	23,961	-
Net cash acquired through acqusition	16,895	-
Returns of security deposits	25,615	-
Escrow refund - PingTone acquisition	318,409	-
Change in restricted cash	137,970	-
Net cash used in investing activities	(1,802,360)	(1,859,265)

Cash flows from financing activities:
Payments on equipment financing obligations	(497,422)	(361,948)
Repayments of notes payable	(501,222)	(612,716)
Proceeds from the accounts receivable factoring arrangement	-	1,078,576
Repayments of borrowings related to the accounts receivable factoring arrangement	-	(769,517)
Net cash used in financing activities	(998,644)	(665,605)
Net change in cash and cash equivalents	(3,741,632)	(2,026,825)
Cash and cash equivalents, beginning of period	7,540,543	6,444,683
Cash and cash equivalents, end of period	$3,798,911	$4,417,858

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     Organization and Business

Fusion Telecommunications International, Inc. is a Delaware corporation incorporated in September 1997 (“Fusion” and together with its subsidiaries, the “Company,” “we,” “us” and “our”).  The Company is a provider of integrated cloud solutions, including cloud voice, cloud connectivity, cloud infrastructure, cloud computing, and managed cloud-based applications to businesses of all sizes, and voice over IP (“VoIP”) - based voice services to carriers.  The Company currently operates in two business segments: Business Services and Carrier Services.

Note 2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements have been prepared on the same basis as the financial statements for the fiscal year ended December 31, 2015.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) as filed with the SEC.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

For a detailed discussion of significant accounting policies, please refer to the 2015 Form 10-K. There have been no material changes in our accounting policies during the quarter ended June 30, 2016.

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of Fusion and each of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Key estimates include: the recognition of revenue, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of intangible assets; accounting for stock options and other equity awards particularly related to fair value estimates; accounting for income taxes; contingencies; and litigation. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations of the Company taken as a whole, actual results could differ from those estimates, and such differences could be material.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less on the date of purchase. As of June 30, 2016 and December 31, 2015, the carrying value of cash and cash equivalents approximates fair value due to the short period to maturity.

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

At June 30, 2016 and December 31, 2015, the Company had certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $27,000 and $165,000, respectively. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

Fair Value of Financial Instruments

At June 30, 2016 and December 31, 2015, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Long-Lived Asset Impairment

The Company periodically reviews long-lived assets, including intangible assets subject to amortization, for possible impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by such asset or asset group. If the undiscounted cash flows are less than the carrying amount of the asset or asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record any impairment charges during the six month periods ended June 30, 2016 or 2015, as there were no indicators of impairment.

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

Under the goodwill two-step quantitative impairment test, the Company reviews for impairment the fair value of each reporting unit to its carrying value. The Company has determined that its reporting units are its operating segments (see Note 15).  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. At June 30, 2016 and December 31, 2015, goodwill was approximately $27.8 million and $27.0 million, respectively.  All of the Company’s goodwill is attributable to its Business Services segment.  There was no impairment charge recorded for goodwill during the six months ended June 30, 2016 or 2015, as there were no indicators of impairment.

The following table presents the changes in the carrying amounts of goodwill during the six months ended June 30, 2016:

Balance at December 31, 2015	$27,060,297
Adjustment to the preliminary purchase price of Fidelity	(10,619)
Increase in goodwill - TFB acquisition	722,816
Balance at June 30, 2016	$27,772,494

Advertising and Marketing Costs

Costs related to advertising and marketing are expensed as incurred and included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Our advertising and marketing expense was approximately $183,600 and $130,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $353,200 and $245,000 for the six months ended June 30, 2016 and 2015, respectively.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2016 and December 31, 2015.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  No interest expense or penalties have been recognized as of June 30, 2016 and December 31, 2015.  During the three and six months ended June 30, 2016 and 2015, the Company recognized no adjustments for uncertain tax positions.

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

New and Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (ASU 2016-02), Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right –to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

In April 2015, FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance was effective for interim and annual reporting periods beginning after December 15, 2015.  The Company adopted this guidance as of January 1, 2016 and applied the provision retrospectively for fiscal 2015 (see Note 11). The adoption of this guidance by the Company resulted in an approximately $1.0 million decrease in other assets, and a decrease of $1.0 million in notes payable as of December 31, 2015.

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

Note 3.     Loss per share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders, adjusted by an approximately $0 million and $1.5 million gain on the fair value of the Company’s derivative liability for the three months ended June 30, 2016 and 2015, respectively, and $0 million and $0.7 million gain on the fair value of the Company’s derivative liability for the six months ended June 30, 2016 and 2015, respectively, which was attributable to 728,333 outstanding warrants with a nominal exercise price that were exercised in August 2015 and dividends paid on Fusion’s preferred stock, by (ii) the weighted-average number of common shares outstanding during the period, increased by the number of common shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net loss	$(2,680,338)	$(712,408)	$(5,213,883)	$(4,976,129)
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(100,624)	(100,623)	(201,247)	(200,141)
Dividends declared on Series B-2 Convertible Preferred Stock	(184,215)	(529,900)	(1,615,574)	(849,370)
Gain on nominal warrants	-	(1,456,666)	-	(742,900)
Adjusted loss attributable to common stockholders	$(2,965,177)	$(2,799,597)	$(7,030,704)	$(6,768,540)

Denominator
Basic and diluted weighted average common shares outstanding	14,864,768	8,461,794	14,306,170	8,311,499
Loss per share
Basic and diluted	$(0.20)	$(0.33)	$(0.49)	$(0.81)

For the six months ended June 30, 2016 and 2015, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Six Months Ended June 30,
	2016	2015
Warrants	2,971,685	3,391,324
Convertible preferred stock	2,629,645	4,424,147
Stock options	1,158,984	688,812
	6,760,314	8,504,283

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1, A-2 and A-4 preferred stock (the “Series A Preferred Stock”) of approximately $101,000 for the three months ended June 30, 2016 and 2015, and approximately $200,000 for the six months ended June 30, 2016 and 2015.  Through June 30, 2016, the Board of Directors of Fusion has never declared a dividend on any series of the Series A Preferred Stock, resulting in approximately $4.5 million of accumulated preferred stock dividends.  The Board of Directors has declared a dividend of $184,215 and $415,474 for the three and six months ended June 30, 2016, respectively, related to the Company’s Series B-2 preferred stock (the “Series B-2 Preferred Stock”), which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 95,630 and 220,909 shares, respectively, of the Company’s common stock.   In addition, during the three months ended March 31, 2016, the Board of Directors paid an additional $1.2 million in dividends in the form of 666,667 shares in Fusion’s common stock to a holder of 5,000 shares of Series B-2 Preferred Stock for the conversion of their Series B-2 Preferred Stock holdings into Fusion’s common stock.

Note 4.     Intangible Assets

Intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015

Trademarks and tradenames	$1,093,400	$1,093,400
Proprietary technology	6,670,000	5,781,000
Non-compete agreements	10,711,043	10,703,043
Customer relationships	45,000,181	44,888,181
Favorable lease intangible	218,000	218,000
	63,692,624	62,683,624
Less: accumulated amortization	(19,614,138)	(16,859,225)
Intangible assets, net	$44,078,486	$45,824,399

.Amortization expense was $1.4 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and for the six months ended June 30, 2016 and 2015 was $2.8 million and $3.7 million, respectively.  Estimated future aggregate amortization expense is expected to be as follows:

Year	Estimated Annual Amortization Expense

Remainder of 2016	$3,389,296
2017	$6,065,102
2018	$5,318,305
2019	$4,293,561
2020	$4,500,563
and thereafter	$20,511,659

Note 5.     Stock–based compensation

The Company's stock-based compensation plan provides for the issuance of stock options to the Company’s employees, officers, and directors. The Compensation Committee of Fusion’s Board of Directors (the "Compensation Committee") approves all awards under Fusion's stock-based compensation plan.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following weighted average assumptions were used to determine the fair value of the stock options granted under the Company’s stock-based compensation plan using the Black-Scholes option-pricing model:

	Six months ended June 30,
	2016	2015
Dividend yield (%)*	0.0	0.0
Expected volatility (%)	94.6	112.6
Average Risk-free interest rate (%)	1.58	1.69
Expected life of stock option term (years)	8.0	7.8

*The dividend yield is zero as the Company has never paid and does not expect to pay dividends on its common stock.

The Company recognized compensation expense of approximately $180,000 and $116,000 for the three ended June 30, 2016 and 2015, respectively, and $379,000 and $239,000 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in selling, general, and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2015	1,158,251	$4.96
Shares granted during the period	81,300	$1.79
Shares exercised during the period	-	$-
Shares forfeited during the period	(63,224)	$2.47
Shares expired during the period	(17,343)	$80.82
Shares outstanding at June 30, 2016	1,158,984	$3.74
Shares exercisable at June 30, 2016	368,785	$5.99

As of June 30, 2016, the Company had approximately $1.2 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s stock-based compensation plan, which is expected to be recognized over a weighted-average period of 1.71 years.

Restricted Stock

In the quarter ended June 30, 2016, the Company awarded 55,000 shares of restricted stock to its Chief Financial Officer. The restricted stock granted was valued at the closing stock price on the day employment commenced and vests in three equal installments on the first, second and third anniversary of employment. For the quarter ended June 30, 2016, the Company recognized compensation expense of approximately $8,300 and has unamortized compensation of $91,245.

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

The allocation of the purchase price of TFB is as follows:

Covenant not to compete	$8,000
Customer contracts/relationships	99,000
Proprietary technology	889,000
Accounts receivable	80,845
Prepaid asset	5,535
Line of credit	(100,000)
Deferred tax liability	(693,590)
Goodwill	722,816
Purchase price	$1,011,606

Note 7.     Supplemental Disclosure of Cash Flow Information

The following table summarizes the Company’s supplemental cash flows information:

	Six Months Ended June 30,
Supplemental Cash Flow Information	2016	2015
Cash paid for interest	$2,750,175	$2,680,029

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	$141,240	$764,991
Dividends on Series B-2 preferred stock paid with the issuance of common stock	$415,574	$606,945
Assets acquired for earn-oout liability	$986,606	$-

Note 8.     Prepaid Expenses and Other Current Assets

The following table sets forth the items in prepaid expenses and other current assets:

	June 30,	December 31,
	2016	2015

Insurance	$411,299	$93,040
Rent	143,064	101,916
Marketing	136,694	109,455
Sofware subscriptions	799,045	498,078
Due from seller of Fidelity	425,963	425,963
Due from factoring party	-	26,018
Commissions	77,922	20,805
Escrow receivable	111,972	50,759
Other	521,519	292,569
	$2,627,478	$1,618,603

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.      Accounts Payable and Accrued Expenses

The following table sets forth the items in accounts payable and accrued expenses:

	June 30,	December 31,
	2016	2015

Trade accounts payable	$3,278,912	$1,101,393
Accrued bonus	421,078	700,000
Accrued professional and consulting fees	165,014	274,205
Accrued property and other taxes	221,815	534,388
Accrued network costs	2,697,957	3,423,483
Accrued rent	107,962	82,894
Accrued universal service fund fees	787,689	494,852
Customer deposits	372,391	358,227
Accrued credit card	79,918	384,257
Accrued payroll and vacation	367,140	555,493
Accrued sales and federal excise taxes	2,076,166	2,204,098
Accrued sales commissions	798,362	981,121
Accrued interest payable	20,739	32,221
Deferred revenue	1,473,983	1,157,036
Other	394,581	845,557
	$13,263,707	$13,129,225

Note 10.      Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations.  These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%.  The Company’s equipment financing obligations are as follows:

	June 30,	December 31,
	2016	2015

Equipment financing obligations	$2,735,871	$3,044,796
Less: current portion	(991,681)	(959,380)
Long-term portion	$1,744,190	$2,085,416

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.     Debt

As of June 30, 2016 and December 31, 2015, long-term debt was as follows:

Secured Credit Facility

In August 2015, the Company entered into a $40.0 million credit facility with Opus Bank, which facility was amended and restated by on December 8, 2015 (the “Opus Facility”).   The Opus Facility consists of a $15.0 million, revolving four-year credit facility, and a $25.0 million, five-year term loan. The maturity date of amounts borrowed under the revolving facility is August 28, 2019, and the maturity date of amounts borrowed under the term loan is August 28, 2020.

At June 30, 2016, the Company had outstanding $15.0 million under the revolver and $25.0 million under the term loan.  For the three and six months ended June 30, 2016, under the Opus Facility the Company recognized interest expense of approximately $0.5 million and $1.0 million, respectively, at a monthly interest rate of 4.75%.  The interest rate is calculated as the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin (as defined in the Opus Facility) in effect at such time, or (b) 3.25% plus the Applicable Margin.

Pursuant to the Opus Facility the Company must satisfy various customary financial covenants such as borrower leverage ratio, fixed charge coverage ratio, capital expenditures annual limit, minimum adjusted EBITDA, and maximum senior leverage ratio.  For the three and six months ended June 30, 2016, the Company was in compliance with the financial covenants under this facility.

Praesidian Facility

On December 8, 2015, the Company entered into the Fourth Amended and Restated Securities Purchase Agreement and Security Agreement (the “Fourth Amended SPA”) with the Company’s subordinated lenders (which, collectively with its prior versions is hereinafter referred to as the “Praesidian Facility”). As is the case under the Opus Facility, the Company is required to satisfy similar financial covenants. For the three and six months ended June 30, 2016, the Company was in compliance with the financial covenants under this facility. During the three and six months ended June 30, 2016, under the Fourth Amended SPA the Company paid interest expense of approximately $0.9 million and $1.8 million under the foregoing credit facilities, at an annual interest rate of 10.8%.

	June 30,	December 31,
	2016	2015

Subordinated Notes	$33,817,310	$34,160,200
Unamortized discount on Subordinated Notes	(1,532,860)	(1,697,091)
Unamortized debt issuance costs	(885,035)	(981,584)
Total notes payable - non-related parties	31,399,415	31,481,525
Less: current portion	(685,780)	(685,780)
Long-term portion	$30,713,635	$30,795,745

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related Party Note Payable

The note payable to Marvin Rosen, Fusion’s Chairman of the Board is subordinated to borrowings under the Opus Facility and the Fourth Amended SPA.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Company’s obligations under the Opus Facility and the Fourth Amended SPA are paid in full.

	June 30,	December 31,
	2016	2015

Notes payable to Marvin Rosen	$1,178,082	$1,178,082
Discount on note	(78,552)	(103,253)
Total notes payable - related parties	$1,099,530	$1,074,829

For the six months ended June 30, 2016, the Company recognized interest expense on the Rosen note of approximately $43,000 and amortization discount of approximately $25,000.

Note Payable to RootAxcess Seller

In connection with the purchase of the assets of RootAxcess, LLC (“RootAxcess”) in September 2015, the Company held back $0.7 million against potential claims arising from breaches of representation and warranties. Of such amount, $0.4 million is to be paid to the seller in six equal installments of $66,667 on the three, six, nine, twelve, fifteen and eighteen month anniversary of the closing date.  In addition, the Company held back $0.3 million to be paid in three equal installments of $100,000 on each of the twelve, fifteen, and eighteen month anniversary of the closing date.  To the extent there is a unresolved claim notice pending (as defined in the asset purchase agreement), the monthly installment payable to seller immediately following the delivery of such claim notice may, at the Company’s reasonable discretion, be reduced by the amount in dispute under the claim notice and such amount will continue to be held by the Company until resolved, at which point, the Company will disburse the withheld amount in accordance with such resolution.

On June 30, 2016, the Company made a payment of $66,667 to the sellers in connection with the terms of the purchase agreement. At June 30, 2016, the remaining balance due is $500,000.

Note Due to TFB Seller

In connection with the purchase of the assets of Technology for Business Corporation (“TFB”) in March 2016, the Company recorded a contingent liability of $1,011,606 (see Note 6). The contingent liability was based on a royalty fee equal to ten percent of the collected monthly recurring revenues to be derived from the sale of the cloud version of the proprietary call center software and maintenance services. In accordance with the terms of the asset purchase agreement, the royalty fees will be paid on a quarterly basis, commencing as of the first full calendar quarter following the second anniversary of the closing date of this acquisition or March 31, 2018 and will continue for a period of 31 calendar quarters. In addition, a portion of the salary paid to the sellers for a period of two years following the acquisition date constitutes an advancement against any royalty fee owed to seller.

At June 30, 2016, the outstanding balance is $986,606 net of an advance of $25,000. There were no changes to the contingent liability based on our evaluation of the factors used to determine the fair value of the purchase price.

Note 12.    Derivative Liability

Fusion has issued warrants to purchase shares of its common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”).  For warrant instruments that do not meet an exclusion from derivative accounting, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations.  In this regard, Fusion has 584,834 outstanding warrants which provide for a downward adjustment of the exercise price if Fusion were to issue common stock at an issuance price, or issue convertible debt or equity securities with an exercise price, that is less than the exercise price for these warrants. In addition, in connection with the sale of certain notes under the original version of the Praesidian Facility, Fusion issued nominal warrants to the original lenders to purchase an aggregate of 728,333 shares of its common stock.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following assumptions were used to determine the fair value of the warrants for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Stock price ($)	1.84	2.13
Exercise price ($)	6.25	0 - 6.25
Risk-free interest rate (%)	1.58	2.07 - 2.35
Expected volatility (%)	94.6	112.6
Time to maturity (years)	2.75	7.30 - 8.50

At June 30, 2016 and December 31, 2015, the fair value of the derivative was $385,990 and $953,005, respectively. For the three months ended June 30, 2016 and 2015, the Company recognized a gain on the change in the fair value of this derivative of approximately $46,000 and $2.5 million, respectively, and a gain of approximately $228,000 and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, the Company adjusted the valuation of its derivative liability for warrants issued in December 2013 and January 2014 and for changes to its valuation of warrants exercised during 2015. The amount of the adjustment was $772,022 impact on the condensed consolidated statements of operations resulting from the loss on the change in the fair value of the derivative and $338,972 impact to capital in excess of par in the condensed consolidated balance sheets (see Note 17). The Company has evaluated these adjustments in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that both quantitatively and qualitatively the adjustments were not material. These adjustments were also evaluated by management in their assessment of internal controls over financial reporting.

Note 13.    Equity Transactions

Common Stock

The Company is authorized to issue 50,000,000 shares of its common stock. As of June 30, 2016 and December 31, 2015, 14,975,482 and 12,788,971 shares of its common stock were issued and outstanding, respectively.

During the six months ended June 30, 2015, the Company issued 13,250 shares of its common stock to a third party consultant for services rendered, and 30,000 shares of common stock to an employee in lieu of a cash bonus valued of $71,643. In addition, the Board of Directors declared aggregate dividends of $415,574 related to Fusion’s Series B-2 Preferred Stock, which, in accordance with the terms of the Series B-2 Preferred Stock, was paid in the form of 220,909 shares of common stock. In addition, during the three months ended March 31, 2016, certain holders of our Series B-2 Preferred Stock elected to convert their 6,000 shares of preferred stock into an aggregate of 1,866,667 shares of Fusion’s common stock, including 666,667 shares of common stock which were issued as a payment of additional dividends for the conversion of their Series B-2 Preferred Stock holdings into Fusion’s common stock. The additional shares issued were valued at the closing market price at the date of issuance of $1.80 per share or $1.2 million.

On May 9, 2016, the Company received a staff determination letter from Nasdaq stating that the Company was not in compliance with its rules for continued listing, Rule 5635(b), because it violated the shareholder approval requirement. The technical violation resulted from the purchase of 1,834,862 shares of the Company’s common stock by Unterberg Technology Partners, L.P. (“Unterberg”) in December 2015, which when aggregated with the common shares underlying of the Company’s Series B Preferred Stock held by Unterberg in February 2016, caused the amount owned by Unterberg to exceed the level allowed by Nasdaq without a prior shareholder vote.   The Nasdaq letter indicated that the Company had forty-five (45) calendar days to submit a plan to regain compliance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 19, 2016, the Company entered into a Standstill Agreement with Unterberg, and notified Nasdaq that it plans to hold a special meeting of its shareholders to obtain the requisite approval for the Transaction. Consequently, Nasdaq granted the Company an extension of time to regain compliance with the Rule 5635(b).  As such, on or before November 7, 2016, the Company must receive shareholder approval for the Transaction or convert a portion of Unterberg’s holdings into non-voting securities, such that Unterberg no longer has a 20% or greater voting position in the Company. The Company believes that resolution of this matter will not require a cash redemption.

Restricted Stock

In the quarter ended June 30, 2016, the Company awarded 55,000 shares of restricted stock to its Chief Financial Officer.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. As of June 30, 2016 and December 31, 2015 there was 5,045 shares of Series A Preferred Stock issued and outstanding. In addition, there were 12,279 and 18,279 shares of Series B-2 Preferred Stock issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by the Fusion’s Board of Directors, on January 1 of each year. As of June 30, 2016, no dividend had been declared by Fusion’s Board with respect to the Series A Preferred Stock, and the Company had accumulated approximately $4.5 million of preferred stock dividends. The holders of the shares of Series B-2 Preferred Stock are entitled to receive a cumulative 6% annual dividend payable quarterly in arrears when and if declared by the Fusion Board of Directors, in cash or shares of Fusion common stock, at the option of the Company.

Commencing January 1, 2016, Fusion has the right to force the conversion of the Series B-2 Preferred Stock into Fusion common stock at a conversion price of $5.00 per share; provided that the volume weighted average price for its common stock is at least $12.50 for ten consecutive trading days.

Note 14.    Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business.  Defending such proceedings can be costly and can impose a significant burden on management and employees. The Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition. As of June 30, 2016, the Company did not have any significant ongoing legal matters.

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

The Company has two reportable segments – “Business Services” and “Carrier Services.”  These segments are organized by the products and services that are sold and the customers that are served.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins.  The Company’s measurement of segment profit exclude the Company’s executive, administrative and support costs.  The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the 2015 Form 10-K.  The Company’s segments and their principal activities consist of the following:

Business Services

Through this operating segment, the Company provides cloud voice, cloud connectivity, cloud infrastructure, cloud computing and managed cloud-based applications to businesses of all sizes. These services are sold through the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the business acquired from RootAxcess in September 2015, its acquisition of the stock of various Fidelity companies in December, 2015, and its acquisition of TFB completed in March 2016.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating segment information for the three and six months ended June 30, 2016 and 2015 is summarized in the following table:

	Three months ended June 30, 2016
	Carrier Services	Business Services	Corporate	Consolidated
Revenues	$9,614,629	$20,805,662	$-	$30,420,291
Cost of revenues (exclusive of depreciation and amortization)	9,154,522	8,090,292	-	17,244,814
Gross profit	460,107	12,715,370	-	13,175,477
Depreciation and amortization	46,697	2,705,035	280,158	3,031,890
Selling, general and administrative expenses	637,184	9,493,429	1,139,400	11,270,013
Interest expense	-	1,398,460	226,209	1,624,669
Gain on change in fair value of derivative liability	-	-	(45,642)	(45,642)
Other expenses (income)	-	374,932	(400,047)	(25,115)
Net loss	$(223,774)	$(1,256,486)	$(1,200,078)	$(2,680,338)
Total assets	$6,991,833	$91,846,337	$1,661,748	$100,499,918

	Six months ended June 30, 2016
	Carrier Services	Business Services	Corporate	Consolidated
Revenues	$21,846,295	41,758,411	$-	$63,604,706
Cost of revenues (exclusive of depreciation and amortization)	20,854,069	16,312,422	-	37,166,491
Gross profit	992,226	25,445,989	-	26,438,215
Depreciation and amortization	78,008	5,380,556	489,589	5,948,153
Selling, general and administrative expenses	1,329,369	18,505,418	2,860,012	22,694,799
Interest expense	-	3,096,313	156,320	3,252,633
Gain on change in fair value of derivative liability	-	-	(228,042)	(228,042)
Other expenses (income)	-	517,238	(532,683)	(15,445)
Net loss	$(415,151)	$(2,053,536)	$(2,745,196)	$(5,213,883)

Capital expenditures	$41,584	$2,283,626	$-	$2,325,210

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2015
	Carrier Services	Business Services	Corporate	Consolidated
Revenues	$9,020,449	$16,043,246	$-	$25,063,695
Cost of revenues (exclusive of depreciation and amortization)	7,971,898	5,841,717	-	13,813,615
Gross profit	1,048,551	10,201,529	-	11,250,080
Depreciation and amortization	45,578	2,977,855	16,325	3,039,758
Selling, general and administrative expenses	1,010,593	7,728,973	1,112,169	9,851,735
Interest expense	-	1,562,134	46,575	1,608,709
Gain on change in fair value of derivative liability	-	-	(2,510,950)	(2,510,950)
Other expenses (income)	-	157,532	(184,297)	(26,765)
Net (loss) income	$(7,620)	$(2,224,965)	$1,520,178	$(712,407)
Total assets	$1,719,940	$62,469,874	$4,781,983	$68,971,797

	Six months ended June 30, 2015
	Carrier Services	Business Services	Corporate	Consolidated
Revenues	$17,497,570	$32,829,163	$-	$50,326,733
Cost of revenues (exclusive of depreciation and amortization)	15,898,564	11,927,743	-	27,826,307
Gross profit	1,599,006	20,901,420	-	22,500,426
Depreciation and amortization	90,922	5,911,602	40,681	6,043,205
Selling, general and administrative expenses	1,734,049	15,731,077	2,117,587	19,582,713
Interest expense	-	3,124,361	91,191	3,215,552
Gain on change in fair value of derivative liability	-	-	(1,306,148)	(1,306,148)
Other expenses (income)	-	347,908	(406,675)	(58,767)
Net loss	$(225,965)	$(4,213,528)	$(536,636)	$(4,976,129)

Capital expenditures	$31,344	$1,827,921	$-	$1,859,265

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Non-current liabilities:
Derivative liability (see note 12)	$-	$-	$385,990	$385,990
As of December 31, 2015
Non-current liabilities:
Derivative liability (see note 12)	$-	$-	$953,005	$953,005

Changes in the derivative warrant liability for the six months ended June 30, 2016 are as follows:

Balance at December 31, 2015	$953,005
Gain for the period:
Included in net loss	(1,000,065)
Adjustment for prior issuances and conversion of warrants	433,050(1)
Balance at June 30, 2016	$385,990

(1) See Note 12

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the 2015 Form 10-K.

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “plans,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. The primary risk of the Company is its ability to attract new capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with its senior debt agreements, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, natural disasters, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by the Company from time to time in its filings with the SEC.  However, the risks included should not be assumed to be the only risks that could affect future performance.

All forward-looking statements included are made as of the date hereof, based on information available to as of the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

Our Business

We offer a comprehensive suite of cloud voice, cloud connectivity, cloud infrastructure, cloud computing and managed cloud-based applications to businesses of all size, and offer domestic and international VoIP services to carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, we are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and  unified communications as a service (UCaaS), improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our cloud computing and infrastructure as a service (IaaS) solutions, are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by storage solutions, as well as software as a service (SaaS) solutions, such security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud.  The Company’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Results of Operations

Three and Six Months Ended June 30, 2016 Compared with Three and Six Months Ended June 30, 2015

The following table summarizes the results of our consolidated operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	% Revenues	2015	% Revenues

Revenues	$30,420,291	100.0%	$25,063,695	100.0%
Cost of revenues*	17,244,814	56.7%	13,813,615	55.1%
Gross profit	13,175,477	43.3%	11,250,080	44.9%
Depreciation and amortization	3,031,890	10.0%	3,039,758	12.1%
Selling, general and administrative expenses	11,270,013	37.0%	9,851,735	39.3%
Total operating expenses	14,301,903	47.0%	12,891,493	51.4%
Operating loss	(1,126,426)	(3.7%)	(1,641,413)	(6.5%)
Other (expenses) income:
Interest expense	(1,624,669)	(5.3%)	(1,608,709)	(6.4%)
Gain on change in fair value of derivative liability	45,642	0.2%	2,510,950	10.0%
Other income, net	25,115	0.1%	26,765	0.1%
Total other expenses	(1,553,912)	(5.1%)	929,006	3.7%
Loss before income taxes	(2,680,338)	(8.8%)	(712,407)	-2.8%
Provision for income taxes	-	0%	-	0.0%
Net loss	$(2,680,338)	(8.8%)	$(712,407)	-2.8%

*Exclusive of depreciation and amortization, shown separately below.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Revenues

Consolidated revenues were $30.4 million during the three months ended June 30, 2016 compared to $25.1 million during the three months ended June 30, 2015, an increase of $5.3 million, or 21.4%.

Revenues from the Business Services segment were $20.8 million for the three months ended June 30, 2016 as compared to $16.0 million for the three months ended June 30, 2015.  The increase is primarily attributable to revenue derived from new customers from our acquisitions of RootAxcess in September 2015 and various Fidelity companies in December 2015.

Carrier Services revenue of approximately $9.6 million represents an increase of $0.6 million, or 6.6%, from the same period a year ago. The increase was primarily due to an increase of 45% in the blended rate per minute of traffic terminated, partially offset by a decrease of 26% in the number of minutes of traffic carried during the quarter.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $17.2 million for the three months ended June 30, 2016 as compared to $13.8 million for the three months ended June 30, 2015.  The increase was due to costs attributable to revenues derived from the RootAxcess and Fidelity acquisitions during the fourth quarter of 2015, and higher per minute rates for the cost of traffic terminated of 55.8% in the Carrier Services segment.

Consolidated gross margin was 43.3% for the three months ended June 30, 2016 compared to 44.9% in the same period for 2015. The decrease is due primarily to approximately $1.2 million of additional costs of traffic terminated by our Carrier Services segment and an increase of approximately $2.2 million in our Business Services segment driven primarily by an increase in total customer services costs as a result of our RootAxcess and Fidelity acquisitions.

Gross margin for the Business Services segment was 61.1% for the three months ending June 30, 2016 as compared to 63.6% for the three months ending June 30, 2015. The decrease is due primarily to an increase in costs of revenue driven primarily by an increase in lower margin connectivity services obtained in the Fidelity acquisition.

Gross margin for the Carrier Services segment was 4.8% for the three months ended June 30, 2016 as compared to 11.6% in the three months ended June 30, 2015.  The decrease was due to higher cost per minute of traffic terminated of $1.2 million, or 55.8%, over the same period a year earlier.

Depreciation and Amortization

Depreciation and amortization expense was $3.0 million for the three months ended June 30, 2016 and 2015. For the three months ended June 30, 2016, amortization expense of the intangible assets decreased by approximately $0.5 million from the same period a year ago as a result of some of the intangible assets being fully amortized, and depreciation expense increased by approximately $0.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2016 was $11.3 million as compared to $9.9 million for the three months ended June 30, 2015.  This increase is the result of higher salaries and employee related benefits of approximately $1.3 million driven primarily by increased headcount associated with our acquisitions of Fidelity, RootAxcess and TFB.

Interest Expense

Interest expense was approximately $1.6 million for the three months ended June 30, 2016 and 2015. For the quarter ended June 30, 2016, we recognized interest expense of approximately $1.4 million related to senior secured borrowings, $21,300 of interest expense on a related party note, $44,000 in interest expense from our capital lease financing program, and approximately $159,000 in interest expense associated with debt discount and debt issuance costs amortization.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2016 and 2015, we recognized a gain on the change in fair value of our derivative liabilities in the amount of approximately $46,000 (see Notes 12 and 17) and $2.5 million, respectively. The gain and loss on the derivative are related to the warrants that we issued to our senior lenders in 2012 and 2013 and warrants issued to purchasers of our Series B-2 Preferred Stock, the terms of which cause them to be treated as liabilities and not as equity instruments.  The changes in their fair value are required to be recorded through the statement of operations at each accounting period.  These warrants are valued using an option pricing model and other valuation models, such that increases in Fusion’s stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases in Fusion’s stock price result in a lower valuation and a gain being recorded in our income statement.

We may be subject to additional fluctuations in our income statement in 2016 and beyond based on changes in Fusion’s stock price and the corresponding changes in fair value of our derivative liabilities associated with the warrants issued in connection with our Series B-2 Preferred Stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

The following table summarizes the results of our consolidated operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	% Sales	2015	% Sales

Revenues	$63,604,706	100.0%	$50,326,733	100.0%
Cost of revenues*	37,166,491	58.4%	27,826,307	55.3%
Gross profit	26,438,215	41.6%	22,500,426	44.7%
Depreciation and amortization	5,948,153	9.4%	6,043,205	12.0%
Selling, general and administrative expenses	22,694,799	35.7%	19,582,713	38.9%
Total operating expenses	28,642,952	45.0%	25,625,918	50.9%
Operating loss	(2,204,737)	(3.5%)	(3,125,492)	(6.2%)
Other (expenses) income:
Interest expense	(3,252,633)	-5.1%	(3,215,552)	(6.4%)
Gain on change in fair value of derivative liability	228,042	0.4%	1,306,148	2.6%
Other income, net	15,445	0.0%	58,767	0.1%
Total other expenses	(3,009,146)	(4.7%)	(1,850,637)	(3.7%)
Loss before income taxes	(5,213,883)	(8.2%)	(4,976,129)	(9.9%)
Provision for income taxes	-	0%	-	0.0%
Net loss	$(5,213,883)	(8.2%)	$(4,976,129)	(9.9%)

*Exclusive of depreciation and amortization, shown separately below.

Revenues

Consolidated revenues were $63.6 million for the six months ended June 30, 2016 compared to $50.3 million for the six months ended June 30, 2015, an increase of $13.3 million, or 26.4%.

Revenues from the Business Services segment increased by $9.0 million for the first six months of 2016 to $41.8 million from $32.8 million for the first six months of 2015. The increase is due primarily as the result of new customers from the RootAxcess and Fidelity acquisitions which were completed in the third and fourth quarter of 2015.

Carrier Services revenue of $21.8 million represents an increase of $4.3 million, or 24.9%, from a year ago. The increase is the result of a 42.5% increase in the blended rate per minute of traffic terminated offset by a decrease of 12.4% in overall traffic volume of traffic terminated.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $37.2 million for the six months ended June 30, 2016 compared to $27.8 million for the six months ended June 30, 2015.  The increase is due to costs attributable to revenues resulting from the RootAxcess and Fidelity acquisitions during the fourth quarter of 2015, and higher per minute rates for the cost of traffic terminated of 49.8% in the Carrier Services segment.

Consolidated gross margin was 41.6% in the six months ended June 30, 2016 compared to 44.7% in the six months ended June 30, 2015. The decrease is due primarily to an increase in costs of revenue driven primarily by the inclusion of the Fidelity acquisition and an increase in costs in our Carrier Services segment of $4.9 million as a result of higher per minute rates of the cost of traffic terminated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Gross margin for the Business Services segment was 60.9% for the first six months of 2016 compared to 63.7% for the first six months of 2015. The decrease is due primarily to an increase in costs of revenue driven primarily by an increase in lower margin connectivity services obtained in the Fidelity acquisition.

Gross margin for the Carrier Services business segment was 4.5% for the six months ended June 30, 2016 compared to 9.1% in the six months ended June 30, 2015. The decrease was due to higher cost per minute of traffic terminated of $4.9 million, or 49.8%, over the same period a year earlier.

Depreciation and Amortization

Depreciation and amortization expense was $5.9 million and $6.0 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, amortization expense of the intangible assets decreased by approximately $0.9 million from the same period a year ago as a result of some of the intangible assets being fully amortized, and depreciation expense increased by approximately $0.8 million from the same period a year ago.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.1 million to $22.7 million for the six months ended June 30, 2016 from $19.6 million for the six months ended June 30, 2015.  This increase is primarily the result of higher salaries and employee related benefits of approximately $3.2 million driven by increased headcount associated with our acquisitions of Fidelity, RootAxcess and TFB.

Interest Expense

Interest expense was approximately $3.3 million for the six months ended June 30, 2016 and $3.2 million for the same period in 2015. For the six months ended June 30, 2016, we recognized interest expense of approximately $2.8 million related to senior secured borrowings, $42,531 of interest expense on a related party note, $89,000 in interest expense from our capital lease financing program, and approximately $318,000 in interest expense associated with debt discount and debt issuance costs amortization.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative was a gain of $228,000 in the six months ended June 30, 2016 compared to a gain of $1.3 million the six months ended June 30, 2015.  This change is due to the decrease in Fusion's stock price during these periods, which decreases the value of our derivative liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. At June 30, 2016, we had working capital deficit of approximately $1.2 million and stockholders’ equity of $10.1 million.  At December 31, 2015, we had working capital of $1.7 million and stockholders’ equity of approximately $14.5 million.  Our consolidated cash balance at June 30, 2016 was $3.8 million as compared to $7.5 million at December 31, 2015.  While we believe we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There can be no assurances that such funds will be available to the Company as and when needed or on terms deemed by us to be acceptable.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Through June 30, 2016, Fusion’s Board had never declared dividends on any series of the Series A Preferred Stock, and, as a result, the Company had accumulated approximately $4.5 million of preferred stock dividends. The Fusion Board of Directors declared a dividend of $184,215 for the three months ended June 30, 2016 on the Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 95,630 shares of Fusion’s common stock.

Secured Credit Facility

In December 2015, the Company entered into the Opus Facility, which facility amended and restated, in its entirety, the $40.0 million credit facility originally entered into by the Company with Opus Bank in August 2015.  The Opus Facility consists of a $15.0 million revolving credit facility and a $25.0 million term loan.  All borrowings under the Opus Facility bear interest at a rate equal to the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin then in effect at such time, or (b) 3.25% plus the Applicable Margin and are secured by a first priority security interest in all of the assets of Fusion and its subsidiaries, including the capital stock of each such subsidiary. Under the Opus Facility, “Applicable Margin” is calculated based on the ratio of Senior Indebtedness to Adjusted EBITDA (each as defined in the Opus Facility) and ranges from 1.25% to 2.00% based on the ratio level.  In addition, subject to certain limitations, Fusion and certain of its subsidiaries have guaranteed the obligations of the borrower (“Fusion NBS Acquisition Corp.”) under the Opus Facility, including its obligations to repay all borrowings. The maturity date of amounts borrowed under the credit facility is four years or August 28, 2019, and the maturity date of any amounts borrowed under the term loan is August 28, 2020.  The Opus Facility contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to borrowings under the Opus Facility, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. The Opus Facility also requires on-going compliance with various financial covenants, including a maximum senior leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Effective December 31, 2015, the Company’s obligation to maintain a minimum unencumbered cash bank balance of no less than $1.0 million at all times was eliminated.

At June 30, 2016, we have outstanding $15.0 million under the Opus Facility and $25.0 million under the term loan.  The Company paid monthly interest at a rate of 4.75%, and paid interest expense of $480,278 and $960,556 during the three and six months ended June 30, 2016, respectively.  As of June 30, 2016, we were in compliance with all the financial covenants in the Opus Facility.

Praesidian Facility

Simultaneous with the execution of the Opus Facility, the Company executed the Fourth Amended SPA which forms a part of the Praesidian Facility. The Fourth Amended SPA amended and restated the terms of the Third Amended and Restated Securities Purchase Agreement and Security Agreement (the “Third Amendment”).   Specifically, the Fourth Amended SPA amended the Third Amendment to (i) provide the consent of the continuing lenders to the acquisition of Fidelity (ii) add Fidelity as a guarantor and credit party under the Praesidian Facility, and (iii) modify or eliminate certain of the financial covenants contained in the Third Amendment, including the requirement to maintain a minimum unencumbered cash bank balance of $1.0 million at all times. As of June 30, 2016, we were in compliance with all the financial covenants in the Fourth Amended SPA.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

At June 30, 2016, we had approximately $34.0 million principal amount of notes outstanding under the Fourth Amended SPA. In accordance with the terms of the Fourth Amended SPA, the notes bear interest at an annual rate of 10.8%, with monthly principal payments of approximately $57,148 with the outstanding principal balance on all the notes payable at maturity on February 28, 2021.

For the three months ended June 30, 2016 and 2015, we paid interest expense on the notes of approximately $1.0 million and $1.3 million, respectively, and $1.8 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively.

Related Party Note Payable

We have a note payable outstanding of approximately $1.2 million to Marvin Rosen, the Chairman of Fusion’s Board of Directors.  This note is subordinated to all amounts borrowed under the Opus Facility and the Fourth Amended SPA.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after all borrowings under the Opus Facility and the Fourth Amended SPA are paid in full. For the quarter ended June 30, 2016, the Company recognized interest expense on this note of approximately $21,300.

We have entered into various capital lease agreements to finance the purchase of property and equipment, at interest rates generally ranging from 5.3% to 6.6%.   During the six months ended June 30, 2016, we paid $497,422 scheduled principal payments under these leases and approximately $89,000 in interest expense.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015

Net cash (used in) provided by operating activities	$(940,628)	$498,045
Net cash used in investing activities	(1,802,360)	(1,859,265)
Net cash used in financing activities	(998,644)	(665,605)
Net decrease in cash and cash equivalents	(3,741,632)	(2,026,825)
Cash and cash equivalents, beginning of period	7,540,543	6,444,683
Cash and cash equivalents, end of period	$3,798,911	$4,417,858

Cash used in operating activities was $0.9 million for the six months ended June 30, 2016, compared to cash provided by operating activities of $0.5 million during the six months ended June 30, 2015.

The following table illustrates the primary components of our cash flows from operations:

	Six Months Ended June 30,
	2016	2015
Net loss	$(5,213,883)	$(4,976,129)
Non-cash expenses, gains and losses	6,699,549	5,924,126
Accounts receivable	(254,925)	(305,135)
Accounts payable and accrued expenses	(691,178)	156,308
Other	(1,480,191)	(301,125)
Cash (used in) provided by operating activities	$(940,628)	$498,045

Cash used in investing activities, comprised mainly of capital expenditures, was $1.8 million for the six months ended June 30, 2016 as compared to $1.9 million for the six months ended June 30, 2015.  Capital expenditures for the remainder of 2016 are expected to be approximately $2.0 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment.  A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash used in financing activities was $1.0 million for the six months ended June 30, 2016 and $0.7 million for the same period in 2015.  For the six months ended June 30, 2016, the use of cash was the result of debt service payments and equipment financing obligations of $501,222 and $497,422, respectively.  Cash used in financing activities for the six months ended June 30, 2015 of approximately $0.7 million was primarily attributable to payments of $0.6 million to our senior lenders, $0.4 million in capital lease payments, and approximately $0.8 million repayment of borrowings under a factoring arrangement with a third party, offset by approximately $1.1 million in proceeds received from the transfer of receivables from such related party.

Other Matters

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

At June 30, 2016, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our 2015 Form 10-K.  There have been no material changes to our risk factors from those previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter covered by this report, we issued 13,250 shares of common stock valued at approximately $19,743 to a third party consultant for services rendered. In addition, the Company awarded 55,000 shares of restricted stock to its Chief Financial Officer.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.57	Standstill Agreement, dated as of July 19, 2016, by and among Fusion Telecommunications International, Inc.,
Unterberg Koller Capital Fund, L.P. and Unterberg Technology Partners. L.P.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

August 11, 2016	By:	/s/ Michael R. Bauer
Michael R. Bauer
Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.57	Standstill Agreement, dated as of July 19, 2016, by and among Fusion Telecommunications International, Inc.,
Unterberg Koller Capital Fund, L.P. and Unterberg Technology Partners. L.P.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

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