Form 10-Q
period 2016-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2016-11-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 14, 2016.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	18,062,879

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$882,040	$7,540,543
Accounts receivable, net of allowance for doubtful accounts of $366,422 and $308,813, respectively	8,199,522	7,650,141
Prepaid expenses and other current assets	2,457,736	1,618,603
Total current assets	11,539,298	16,809,287
Property and equipment, net	12,929,148	14,055,493
Other assets:
Security deposits	548,288	575,038
Restricted cash	27,153	165,123
Goodwill	28,049,775	27,060,297
Intangible assets, net	42,727,552	45,824,399
Other assets	302,053	281,045
Total other assets	71,654,821	73,905,902
TOTAL ASSETS	$96,123,267	$104,770,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - non-related parties	$685,780	$685,780
Due to RootAxcess seller	333,334	300,000
Due to TFB seller	100,000	-
Equipment financing obligations	997,089	959,380
Accounts payable and accrued expenses	12,610,885	13,129,225
Total current liabilities	14,727,088	15,074,385
Long-term liabilities:
Notes payable - non-related parties, net of discount	30,672,580	30,795,745
Term Loan	25,000,000	25,000,000
Indebtedness under revolving credit facility	15,000,000	15,000,000
Due to RootAxcess seller	-	333,333
Due to TFB seller	861,606	-
Notes payable - related parties	1,112,445	1,074,829
Equipment financing obligations	1,492,558	2,085,416
Derivative liabilities	233,934	953,005
Total liabilities	89,100,211	90,316,713
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
17,299 and 23,324 shares issued and outstanding	173	233
Common stock, $0.01 par value, 50,000,000 shares authorized,
15,064,953 and 12,788,971 shares issued and outstanding	150,650	127,889
Capital in excess of par value	185,764,507	184,859,084
Accumulated deficit	(178,892,274)	(170,533,237)
Total stockholders' equity	7,023,056	14,453,969
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,123,267	$104,770,682

The accompanying notes are an integral part of the consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$29,497,129	$24,530,824	$93,101,835	$74,857,557
Cost of revenues (exclusive of depreciation and amortization, shown separately below)	16,769,587	13,533,647	53,936,078	41,359,955
Gross profit	12,727,542	10,997,177	39,165,757	33,497,602
Depreciation and amortization	2,998,628	3,140,427	8,946,781	9,183,632
Selling, general and administrative expenses	11,408,048	9,796,483	34,102,847	29,379,196
Total operating expenses	14,406,676	12,936,910	43,049,628	38,562,828
Operating loss	(1,679,134)	(1,939,733)	(3,883,871)	(5,065,226)
Other (expenses) income:
Interest expense	(1,625,195)	(1,434,734)	(4,877,828)	(4,650,286)
Gain on change in fair value of derivative liability	152,057	1,237,730	380,099	2,543,878
Loss on extinguishment of debt	-	(2,720,355)	-	(2,720,355)
Other income (expense), net	18,069	(2,399)	33,514	56,369
Total other expenses	(1,455,069)	(2,919,758)	(4,464,215)	(4,770,394)
Loss before income taxes	(3,134,203)	(4,859,491)	(8,348,086)	(9,835,620)
Provision for income taxes	(10,951)	-	(10,951)	-
Net loss	(3,145,154)	(4,859,491)	(8,359,037)	(9,835,620)
Preferred stock dividends	(285,646)	(379,740)	(2,102,467)	(1,186,826)
Net loss attributable to common stockholders	$(3,430,800)	$(5,239,231)	$(10,461,504)	$(11,022,446)
Basic and diluted loss per common share	$(0.23)	$(0.72)	$(0.72)	$(1.52)
Weighted average common shares outstanding:
Basic and diluted	14,990,816	8,958,815	14,536,893	8,529,642

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Deficit	Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2015	23,324	$233	12,788,971	$127,889	$184,859,084	$(170,533,237)	$14,453,969
Net loss						(8,359,037)	(8,359,037)
Conversion of preferred stock into
common stock, including dividends	(6,025)	(60)	1,871,667	18,717	(18,657)		-
Dividends on preferred stock			343,510	3,435	(3,435)		-
Adjustment for prior issuances and							-
conversion of warrants					338,972		338,972
Adjustment for fractional shares			685	8	(8)		-
Cancellation of common stock issued
to PingTone sellers			(51,380)	(514)	(179,830)		(180,344)
Issuance of restricted stock			55,000	550	99,000		99,550
Issuance of common stock for services
rendered			56,500	565	96,385		96,950
Stock-based compensation associated
with stock incentive plans					572,996		572,996
Balance at September 30, 2016	17,299	$173	15,064,953	$150,650	$185,764,507	$(178,892,274)	$7,023,056

See accompanying notes to the Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,359,037)	$(9,835,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,946,781	9,183,632
Loss on extinguishment on debt	-	2,720,355
Loss on accounts receivable settlement exchanged for equipment	-	111,659
Loss on disposal of property	86,777	-
Bad debt expense	215,000	373,034
Stock-based compensation	572,996	392,676
Stock based compensation issued for services rendered by third parties	105,256	215,611
Amortization of debt discount and deferred financing fees	477,751	667,191
Gain in the change in fair value of derivative liability	(380,099)	(2,543,878)
Changes in operating assets and liabilities:
Accounts receivable	(625,771)	(565,227)
Prepaid expenses and other current assets	(1,373,378)	(83,205)
Other assets	(317,927)	(203,414)
Accounts payable and accrued expenses	(1,258,968)	(297,079)
Net cash (used in) provided by operating activities	(1,910,619)	135,735

Cash flows from investing activities:
Purchase of property and equipment	(3,782,232)	(2,479,335)
Proceeds from the sale of property and equipment	28,736	-
Net cash acquired through acqusition	16,895	-
Payments for acquisitions	-	(500,000)
Returns of security deposits	26,750	-
Escrow refund - PingTone acquisition	392,617	-
Change in restricted cash	137,970	1,000,000
Net cash used in investing activities	(3,179,264)	(1,979,335)

Cash flows from financing activities:
Proceeds from notes payable - non-related parties	-	9,000,000
Proceeds from revolving debt	-	12,500,000
Proceeds from accounts receivable factoring arrangement	-	1,630,045
Repayments of borrowings to accounts receivable factoring arrangement	-	(1,666,919)
Payments on equipment financing obligations	(743,647)	(592,514)
Repayments of notes payable	(824,973)	(20,835,022)
Payment of financing fees	-	(680,828)
Net cash used in financing activities	(1,568,620)	(645,238)
Net change in cash and cash equivalents	(6,658,503)	(2,488,838)
Cash and cash equivalents, beginning of period	7,540,543	6,444,683
Cash and cash equivalents, end of period	$882,040	$3,955,845

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

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) as filed with the SEC. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

For a detailed discussion of significant accounting policies, please refer to the 2015 Form 10-K. There have been no material changes in our accounting policies during the nine months ended September 30, 2016.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less on the date of purchase. As of September 30, 2016 and December 31, 2015, the carrying value of cash and cash equivalents approximates fair value due to the short period to maturity.

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

At September 30, 2016 and December 31, 2015, the Company had certificates of deposit collateralizing a letter of credit in the aggregate amount of approximately $27,000 and $165,000, respectively. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

Fair Value of Financial Instruments

At September 30, 2016 and December 31, 2015, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Long-Lived Asset Impairment

The Company periodically reviews long-lived assets, including intangible assets subject to amortization, for possible impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by such asset or asset group. If the undiscounted cash flows are less than the carrying amount of the asset or asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record any impairment charges during the nine month periods ended September 30, 2016 or 2015, as there were no indicators of impairment.

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

Under the goodwill two-step quantitative impairment test, the Company reviews for impairment the fair value of each reporting unit to its carrying value. The Company has determined that its reporting units are its operating segments (see Note 15). The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. At September 30, 2016 and December 31, 2015, goodwill was approximately $28.0 million and $27.0 million, respectively. All of the Company’s goodwill is attributable to its Business Services segment. There was no impairment charge recorded for goodwill during the nine months ended September 30, 2016 or 2015, as there were no indicators of impairment.

The following table presents the changes in the carrying amounts of goodwill during the nine months ended September 30, 2016:

Balance at December 31, 2015	$27,060,297
Adjustment to the preliminary purchase price of Fidelity*	(10,619)
Increase in goodwill - Technology for Business Corporation (“TFB”) acquisition	1,000,097
Balance at September 30, 2016	$28,049,775

*Acquisition of Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC and Fidelity Access Networks, Inc., (together with Fidelity Telecom, LLC hereinafter collectively referred to as “Fidelity”)

Advertising and Marketing Costs

Costs related to advertising and marketing are expensed as incurred and included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Our advertising and marketing expense was approximately $154,000 and $145,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $508,000 and $390,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2016 and December 31, 2015. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of September 30, 2016 and December 31, 2015. During the three and nine months ended September 30, 2016 and 2015, the Company recognized no adjustments for uncertain tax positions.

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

New and Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of the award as equity or as a liability, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, including interim periods within those reporting period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

In May 2014, FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, FASB deferred the effective date of this guidance until January 1, 2018. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

Note 3. Loss per share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders, adjusted by an approximately $1.2 million gain on the fair value of the Company’s derivative liability for the three months ended September 30, 2015, and $1.9 million gain on the fair value of the Company’s derivative liability for the nine months ended September 30, 2015, which was attributable to 728,333 outstanding warrants issued by Fusion with a nominal exercise price that were exercised in August 2015 and dividends paid on Fusion’s preferred stock, by (ii) the weighted-average number of common shares outstanding during the period, increased by the number of common shares underlying such warrants as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net loss	$(3,145,154)	$(4,859,491)	$(8,359,037)	$(9,835,620)
Dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(101,729)	(101,730)	(302,976)	(301,871)
Dividends declared on Series B-2 Convertible Preferred Stock	(183,917)	(278,010)	(1,799,491)	(884,955)
Gain on nominal warrants	-	(1,187,183)	-	(1,930,083)
Adjusted loss attributable to common stockholders	$(3,430,800)	$(6,426,414)	$(10,461,504)	$(12,952,529)

Denominator
Basic and diluted weighted average common shares outstanding	14,990,816	8,958,815	14,536,893	8,529,642
Loss per share
Basic and diluted	$(0.23)	$(0.72)	$(0.72)	$(1.52)

For the nine months ended September 30, 2016 and 2015, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Nine Months Ended September 30,
	2016	2015
Warrants	2,946,948	3,011,760
Convertible preferred stock	2,626,518	3,992,471
Stock options	1,157,512	677,126
	6,730,978	7,681,357

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net loss per common share calculation includes a provision for preferred stock dividends on Fusion’s outstanding Series A-1, A-2 and A-4 preferred stock (the “Series A Preferred Stock”) of approximately $102,000 for the three months ended September 30, 2016 and 2015, and approximately $302,000 for the nine months ended September 30, 2016 and 2015. Through September 30, 2016, the Board of Directors of Fusion has never declared a dividend on any series of the Series A Preferred Stock, resulting in approximately $4.6 million of accumulated preferred stock dividends. The Board of Directors has declared a dividend of $183,917 and $599,491 for the three and nine months ended September 30, 2016, respectively, on the Company’s Series B-2 preferred stock (the “Series B-2 Preferred Stock”), which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 122,601 and 343,510 shares, respectively, of Fusion’s common stock. In addition, during the three months ended March 31, 2016, the Board of Directors paid an additional $1.2 million in dividends in the form of 666,667 shares of Fusion’s common stock to a holder of 5,000 shares of Series B-2 Preferred Stock in connection with their agreement to convert all of their Series B-2 Preferred Stock holdings into shares of Fusion’s common stock.

Note 4. Intangible Assets

Intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015

Trademarks and tradenames	$1,093,400	$1,093,400
Proprietary technology	6,670,000	5,781,000
Non-compete agreements	10,711,043	10,703,043
Customer relationships	45,000,181	44,888,181
Favorable lease intangible	218,000	218,000
	63,692,624	62,683,624
Less: accumulated amortization	(20,965,072)	(16,859,225)
Intangible assets, net	$42,727,552	$45,824,399

Amortization expense was $1.4 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and for the nine months ended September 30, 2016 and 2015 was $4.1 million and $5.6 million, respectively. Estimated future aggregate amortization expense is expected to be as follows:

Year	Estimated Annual Amortization Expense

Remainder of 2016	$2,038,362
2017	6,065,102
2018	5,318,305
2019	4,293,561
2020	4,500,563
and thereafter	$20,511,659

Note 5. Stock–based compensation

Fusion's stock-based compensation plan provides for the issuance of stock options to the Company’s employees, officers, and directors. The Compensation Committee of Fusion’s Board of Directors (the "Compensation Committee") approves all awards under Fusion's stock-based compensation plan.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following weighted average assumptions were used to determine the fair value of the stock options granted under Fusion’s stock-based compensation plan using the Black-Scholes option-pricing model:

	Nine months ended September 30,
	2016	2015
Dividend yield (%)*	0.0	0.0
Expected volatility (%)	92.4	125.4
Average Risk-free interest rate (%)	1.56	1.70
Expected life of stock option term (years)	8.0	7.6

*The dividend yield is zero as the Company has never paid and does not expect to pay dividends on its common stock.

The Company recognized compensation expense of approximately $194,000 and $154,000 for the three months ended September 30, 2016 and 2015, respectively, and $573,000 and $393,000 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes the stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2015	1,158,251	$4.96
Shares granted during the period	86,050	1.79
Shares exercised during the period	-	-
Shares forfeited during the period	(67,235)	2.50
Shares expired during the period	(19,554)	72.11
Shares outstanding at September 30, 2016	1,157,512	3.73
Shares exercisable at September 30, 2016	421,673	$5.77

As of September 30, 2016, the Company had approximately $1.0 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s stock-based compensation plan, which is expected to be recognized over a weighted-average period of 1.56 years.

Restricted Stock

During the nine months ended September 30, 2016, Fusion awarded 55,000 shares of its restricted common stock to its Chief Financial Officer. The restricted stock granted was valued at the closing stock price on the day employment commenced and vests in three equal installments on the first, second and third anniversary of employment. For the three and nine months ended September 30, 2016, the Company recognized compensation expense of approximately $8,300 and $17,000, respectively, and has unamortized compensation of $82,960.

Note 6. Acquisition

On March 31, 2016, the Company completed the acquisition of certain assets from TFB, a provider of industry leading contact center solutions for an estimated purchase price of approximately $1.3 million consisting of $277,281 in cash and a royalty fee equal to ten percent of the collected monthly recurring revenues derived from sales of the cloud version of the proprietary call center software and maintenance services. The estimated royalty fee of $1,011,606 was recognized as a “non-current liability” in the condensed consolidated balance sheet and will be paid on a quarterly basis, commencing as of the first full calendar quarter following the second anniversary of the closing date of the TFB acquisition. The aggregate purchase price has been allocated to the fair value of the assets acquired and liabilities assumed as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Covenant not to compete	$8,000
Customer contracts/relationships	99,000
Proprietary technology	889,000
Accounts receivable	80,845
Prepaid asset	5,535
Line of credit	(100,000)
Deferred liability	(693,590)
Goodwill	1,000,097
Purchase price	$1,288,887

The amount of goodwill recognized is primarily attributable to the expected contributions of TFB to the overall corporate strategy in the cloud based call center solutions and synergies of the acquired business. None of the goodwill recognized is expected to be deductible for income tax purposes. The intangible assets subject to amortization consist of proprietary technology, customer relationships and non-compete agreements, with an estimated useful life of 8, 3 and 2 years, respectively.

Note 7. Supplemental Disclosure of Cash Flow Information

The following table summarizes the Company’s supplemental cash flows information:

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2016	2015
Cash paid for interest	$4,233,527	$3,961,498

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	188,497	1,440,816
Dividends on Series B-2 preferred stock paid with the issuance of common stock	599,491	884,955
Due to Seller of RootAxcess	-	700,000
Equipment received in exchange for settlement of accounts receivable	-	105,570
Exercise of lenders warrants	-	364,167
Assets acquired under earn-out liability	$961,606	$-

Note 8. Prepaid Expenses and Other Current Assets

The following table sets forth the items in prepaid expenses and other current assets:

	September 30,	December 31,
	2016	2015

Insurance	$380,359	$93,040
Rent	81,731	101,916
Marketing	140,397	109,455
Software subscriptions	670,614	498,078
Due from seller of Fidelity	-	425,963
Due from factoring party	-	26,018
Commissions	104,273	20,805
Escrow receivable - Fidelity	500,829	50,759
Other	579,533	292,569
	$2,457,736	$1,618,603

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Accounts Payable and Accrued Expenses

The following table sets forth the items in accounts payable and accrued expenses:

	September 30,	December 31,
	2016	2015

Trade accounts payable	$3,699,791	$1,101,393
Accrued bonus	336,259	700,000
Accrued professional and consulting fees	225,878	274,205
Accrued property and other taxes	629,247	534,388
Accrued network costs	1,692,959	3,423,483
Accrued rent	117,252	82,894
Accrued universal service fund fees	730,205	494,852
Customer deposits	384,597	358,227
Accrued credit card	160,596	384,257
Accrued payroll, employee benefits and vacation	349,997	555,493
Accrued sales and federal excise taxes	1,686,636	2,204,098
Accrued sales commissions	789,322	981,121
Accrued interest payable	12,452	32,221
Deferred revenue	1,444,423	1,157,036
Other	351,271	845,557
	$12,610,885	$13,129,225

Note 10. Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations. These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%. The Company’s equipment financing obligations are as follows:

	September 30,	December 31,
	2016	2015

Equipment financing obligations	$2,489,647	$3,044,796
Less: current portion	(997,089)	(959,380)
Long-term portion	$1,492,558	$2,085,416

The Company’s payment obligations under the capital leases are as follows:

Year	Principal Payments
Remainder of 2016	$247,693
2017	1,002,084
2018	958,846
2019	268,044
2020	$12,980

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Debt

As of September 30, 2016 and December 31, 2015, long-term debt was as follows:

Secured Credit Facility

In August 2015, the Company entered into a $40.0 million credit facility with Opus Bank, which facility was amended and restated on December 8, 2015 (the “Opus Facility”). The Opus Facility consists of a $15.0 million revolving four-year credit facility, and a $25.0 million, five-year term loan. The maturity date of amounts borrowed under the revolving facility is August 28, 2019, and the maturity date of amounts borrowed under the term loan is August 28, 2020.

At September 30, 2016, the Company had borrowed $15.0 million under the revolver and $25.0 million under the term loan. For the three and nine months ended September 30, 2016, under the Opus Facility the Company recognized interest expense of approximately $0.5 million and $1.5 million, respectively, at a monthly interest rate of 4.75%. The interest rate is calculated as the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin (as defined in the Opus Facility) in effect at such time, or (b) 3.25% plus the Applicable Margin.
Pursuant to the Opus Facility, the Company must satisfy various customary financial covenants such as borrower leverage ratio, fixed charge coverage ratio, capital expenditures annual limit, minimum adjusted EBITDA, and maximum senior leverage ratio. For the three and nine months ended September 30, 2016, the Company exceeded its leverage and senior leverage ratio covenants. On November 7, 2016, Opus Bank waived these covenants breaches. As a result of this waiver, we were in compliance with our obligations under this facility as of September 30, 2016.

Praesidian Facility

On December 8, 2015, the Company entered into the Fourth Amended and Restated Securities Purchase Agreement and Security Agreement (the “Fourth Amended SPA”) with the Company’s subordinated lenders (which, collectively with its prior versions is hereinafter referred to as the “Praesidian Facility”). Under the Praesidian Facility, the Company is required to satisfy financial covenants similar to those required under the Opus Facility. For the three and nine months ended September 30, 2016, the Company was not in compliance with the leverage ratio covenant under this facility. On November 7, 2016, Praesidian waived our events of default with respect to non-compliance with the leverage ratio. As a result of this waiver, we were in compliance with our obligations under the Fourth Amended SPA as of September 30, 2016.

During the three and nine months ended September 30, 2016, the Company paid interest expense of approximately $0.9 million and $2.8 million, at an annual interest rate of 10.8%.

	September 30,	December 31,
	2016	2015
Subordinated Notes	$33,645,865	$34,160,200
Unamortized discount on Subordinated Notes	(1,450,745)	(1,697,091)
Unamortized debt issuance costs	(836,760)	(981,584)
Total notes payable - non-related parties	31,358,360	31,481,525
Less: current portion	(685,780)	(685,780)
Long-term portion	$30,672,580	$30,795,745

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Related Party Note Payable

The note payable to Marvin Rosen, the Chairman of Fusion’s Board is subordinated to borrowings under the Opus Facility and the Fourth Amended SPA. This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after amounts borrowed under the Opus Facility and the Fourth Amended SPA are paid in full.

	September 30,	December 31,
	2016	2015
Notes payable to Marvin Rosen	$1,178,082	$1,178,082
Discount on note	(65,637)	(103,253)
Total notes payable - related parties	$1,112,445	$1,074,829

For the nine months ended September 30, 2016, the Company recognized interest expense on the Rosen note of approximately $64,000 and amortization discount of approximately $38,000.

Note Payable to RootAxcess Seller

In connection with its purchase of the assets of RootAxcess, LLC (“RootAxcess”) in September 2015, the Company held back $0.7 million against potential claims arising from breaches of representation and warranties. Of such amount, $0.4 million is to be paid to the seller in six equal installments of $66,667 on each of the three, six, nine, twelve, fifteen and eighteen month anniversary of the closing date. The remaining $0.3 million to be paid in three equal installments of $100,000 on each of the twelve, fifteen, and eighteen month anniversary of the closing date. To the extent there is a unresolved claim notice pending (as defined in the RootAxcess asset purchase agreement), the monthly installment payable to seller immediately following the delivery of such claim notice may, at the Company’s reasonable discretion, be reduced by the amount in dispute under the claim notice and such amount will continue to be held by the Company until resolved, at which point, the Company will disburse the withheld amount in accordance with such resolution.

On September 30, 2016, the Company made a payment of $127,306 net of an adjustment of $39,360 to the seller in connection with the terms of the asset purchase agreement. At September 30, 2016, the remaining balance due is $333,334.

Note Due to TFB Seller

In connection with the purchase of the assets of TFB in March 2016, the Company recorded a contingent liability of $1,011,606 (see Note 6). The contingent liability was based on a royalty fee payable to the sellers equal to ten percent of the collected monthly recurring revenues to be derived from the sale of the cloud version of the proprietary call center software and maintenance services. In accordance with the terms of the asset purchase agreement, the royalty fees will be paid on a quarterly basis, commencing as of the first full calendar quarter following the second anniversary of the closing date of the TFB acquisition or March 31, 2018 and will continue for a period of 31 calendar quarters. In addition, a portion of the salary paid to the sellers for a period of two years following the acquisition date constitutes an advancement against any royalty fee owed to the sellers.

At September 30, 2016, the outstanding balance is $961,606, net of a salary advance of $50,000. There were no changes to the contingent liability based on the Company’s evaluation of the factors used to determine the fair value of the purchase price.

Note 12. Derivative Liability

Fusion has issued warrants to purchase shares of its common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”). For warrant instruments that do not meet an exclusion from derivative accounting, the Company classifies such instruments as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations. In this regard, Fusion has 584,834 outstanding warrants which provide for a downward adjustment of the exercise price if Fusion were to issue

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
common stock at an issuance price, or issue convertible debt or equity securities with an exercise price, that is less than the exercise price of these warrants. In addition, in connection with the sale of certain notes under the original Praesidian Facility, Fusion issued nominal warrants to the original lenders to purchase an aggregate of 728,333 shares of Fusion’s common stock. The nominal warrants were exercised in August 2015. The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock.

The following assumptions were used to determine the fair value of the warrants for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Stock price ($)	1.65	1.88
Exercise price ($)	6.25	0 - 6.25
Risk-free interest rate (%)	1.56	1.75 - 2.06
Expected volatility (%)	92.4	125.4
Time to maturity (years)	2.25	7.08 - 8.25

At September 30, 2016 and December 31, 2015, the fair value of the derivative was $233,934 and $953,005, respectively. For the three months ended September 30, 2016 and 2015, the Company recognized a gain on the change in the fair value of this derivative of approximately $152,000 and $1.2 million, respectively, and a gain of approximately $380,000 and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company adjusted the valuation of its derivative liability for warrants issued in December 2013 and January 2014 and its valuation of certain warrants exercised during 2015. The amount of the adjustment was a net $772,022 impact on the condensed consolidated statements of operations resulting from the loss on the change in the fair value of the derivative and an additional $338,972 impact to capital in excess of par and $433,050 increase in derivative liability in the condensed consolidated balance sheets (see Note 17). The Company has evaluated these adjustments in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that both quantitatively and qualitatively the adjustments were not material. These adjustments were also evaluated by management in their assessment of internal controls over financial reporting.

Note 13. Equity Transactions

Common Stock

Fusion is authorized to issue 50,000,000 shares of its common stock. As of September 30, 2016 and December 31, 2015, 15,064,953 and 12,788,971 shares of its common stock, respectively, were issued and outstanding, respectively.

During the nine months ended September 30, 2016, Fusion issued 26,500 shares of its common stock to a third party consultant for services rendered, and 30,000 shares of common stock to an employee in lieu of a cash bonus valued of $96,950. In addition, the Fusion Board declared aggregate dividends of $599,491 on Fusion’s Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 343,510 shares of common stock. In addition, during the nine months ended September 30, 2016, certain holders of the Series B-2 Preferred Stock elected to convert 6,025 shares into an aggregate of 1,871,667 shares of Fusion’s common stock, including 666,667 shares of common stock which were issued as a payment of additional dividends for the conversion of these Series B-2 Preferred shares into Fusion’s common stock. The additional shares issued were valued at the closing market price at the date of issuance of $1.80 per share or $1.2 million.

On May 9, 2016, the Company received a staff determination letter from Nasdaq stating that the Company was not in compliance with its rules for continued listing, Rule 5635(b), because it violated the shareholder approval requirement. The technical violation resulted from the purchase of 1,834,862 shares of the Company’s common stock by Unterberg Technology Partners, L.P. (“Unterberg”) in December 2015, which when aggregated with the common shares underlying the Company’s Series B Preferred Stock held by an affiliate of Unterberg in February 2016, caused the amount owned by Unterberg affiliates to exceed the level allowed by Nasdaq without a prior shareholder vote. The Nasdaq letter indicated that the Company had forty-five (45) calendar days to submit a plan to regain compliance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 19, 2016, Fusion entered into a Standstill Agreement with Unterberg, and notified Nasdaq of it plans to hold an annual stockholders meeting to obtain the requisite approval for the transactions. Consequently, Nasdaq granted the Company an extension of time to regain compliance with the Rule 5635(b). On October 28, 2016, Fusion’s shareholders approved the transaction with Unterberg and its affiliates and on November 2, 2016, Nasdaq notified Fusion that it has regained compliance with Rule 5635(b).

Restricted Stock

During the nine months ended September 30, 2016, the Company awarded 55,000 shares of restricted common stock to its Chief Financial Officer.

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. As of September 30, 2016 and December 31, 2015 there was 5,045 shares of Series A Preferred Stock issued and outstanding. In addition, there were 12,254 and 18,279 shares of Series B-2 Preferred Stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by the Fusion’s Board, on January 1 of each year. As of September 30, 2016, no dividend had been declared by Fusion’s Board with respect to the Series A Preferred Stock, and the Company had accumulated approximately $4.6 million of preferred stock dividends. The holders of the shares of Series B-2 Preferred Stock are entitled to receive a cumulative 6% annual dividend payable quarterly in arrears when and if declared by the Fusion Board, in cash or shares of Fusion common stock, at the option of the Company.

Since January 1, 2016, Fusion has the right to force the conversion of the Series B-2 Preferred Stock into Fusion common stock at a conversion price of $5.00 per share; provided that the volume weighted average price for its common stock is at least $12.50 for ten consecutive trading days.

Note 14. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. Defending such proceedings can be costly and can impose a significant burden on management and employees. The Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition. As of September 30, 2016, the Company did not have any ongoing legal matters.

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

Business Services

Through this operating segment, the Company provides cloud voice, cloud connectivity, cloud infrastructure, cloud computing and managed cloud-based applications to businesses of all sizes. These services are sold through the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party agents to sell the Company’s products and services. The Business Services segment includes the business acquired from RootAxcess in September 2015, its acquisition of the stock of various Fidelity companies in December, 2015, and its acquisition of assets from TFB completed in March 2016.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating segment information for the three and nine months ended September 30, 2016 and 2015 is summarized in the following tables:

	Three months ended September 30, 2016
	Carrier Services	Business Services	Corporate	Consolidated
Revenues	$8,864,791	$20,632,338	$-	$29,497,129
Cost of revenues (exclusive of depreciation and amortization)	8,487,912	8,281,675	-	16,769,587
Gross profit	376,879	12,350,663	-	12,727,542
Depreciation and amortization	38,094	2,747,822	212,712	2,998,628
Selling, general and administrative expenses	653,462	9,547,547	1,207,039	11,408,048
Interest expense	-	1,551,534	73,661	1,625,195
Gain on change in fair value of derivative liability	-	-	(152,057)	(152,057)
Other expenses (income)	-	247,070	(265,139)	(18,069)
Provision for income taxes	-	10,951	-	10,951
Net loss	$(314,677)	$(1,754,261)	$(1,076,216)	$(3,145,154)
Total assets	$3,783,321	$90,027,291	$2,312,655	$96,123,267

	Nine months ended September 30, 2016
	Carrier Services	Business Services	Corporate	Consolidated
Revenues	$30,711,086	62,390,749	$-	$93,101,835
Cost of revenues (exclusive of depreciation and amortization)	29,341,982	24,594,096	-	53,936,078
Gross profit	1,369,104	37,796,653	-	39,165,757
Depreciation and amortization	116,102	8,128,378	702,301	8,946,781
Selling, general and administrative expenses	2,119,119	28,052,965	3,930,763	34,102,847
Interest expense	-	4,647,847	229,981	4,877,828
Gain on change in fair value of derivative liability	-	-	(380,099)	(380,099)
Other expenses (income)	-	764,308	(797,822)	(33,514)
Provision for income taxes		10,951		10,951
Net loss	$(866,117)	$(3,807,796)	$(3,685,124)	$(8,359,037)
Capital expenditures	$41,584	$3,740,648	$-	$3,782,232

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2015
	Carrier Services	Business Services	Corporate	Consolidated
Revenues	$8,269,529	$16,261,295	$-	$24,530,824
Cost of revenues (exclusive of depreciation and amortization)	7,642,008	5,891,639	-	13,533,647
Gross profit	627,521	10,369,656	-	10,997,177
Depreciation and amortization	48,022	2,898,068	194,337	3,140,427
Selling, general and administrative expenses	885,769	7,953,958	956,756	9,796,483
Interest expense	-	1,332,719	102,015	1,434,734
Gain on change in fair value of derivative liability	-	-	(1,237,730)	(1,237,730)
Loss on extinguishment of debt	-	2,538,272	182,083	2,720,355
Other expenses (income)	-	243,420	(241,021)	2,399
Net (loss) income	$(306,270)	$(4,596,781)	$43,560	$(4,859,491)
Total assets	$4,639,835	$59,128,769	$3,128,866	$66,897,470

	Nine months ended September 30, 2015
	Carrier Services	Business Services	Corporate	Consolidated
Revenues	$25,767,099	$49,090,458	$-	$74,857,557
Cost of revenues (exclusive of depreciation and amortization)	23,540,573	17,819,382	-	41,359,955
Gross profit	2,226,526	31,271,076	-	33,497,602
Depreciation and amortization	138,944	8,809,670	235,018	9,183,632
Selling, general and administrative expenses	2,619,818	23,684,671	3,074,707	29,379,196
Interest expense	-	4,457,080	193,206	4,650,286
Gain on change in fair value of derivative liability	-	-	(2,543,878)	(2,543,878)
Loss on extinguishment of debt	-	2,538,272	182,083	2,720,355
Other expenses (income)	-	591,691	(648,060)	(56,369)
Net loss	$(532,236)	$(8,810,308)	$(493,076)	$(9,835,620)
Capital expenditures	$69,905	$2,409,430	$-	$2,479,335

Note 16. Related Party Transactions

Since March 6, 2014, the Company has engaged a third party to prepare its tax returns and to provide related tax advisory services. Larry Blum, a member of Fusion’s Board, is a Senior Advisor and a former partner of that company.

Since 2015, the Company has an operating agreement with XcomIP, LLC a telecommunications carrier in Hoboken, New Jersey, whose CEO Jay Adams is the brother of John Adams Vice President of our Carrier Services division. For the three and nine months ended September 30, 2016, we recognized revenues of approximately $0.5 million and $2.0 million, respectively. For the nine months ended September 30, 2016, the outstanding balance of accounts receivable from XcomIP and accounts payable owed to XcomIP was approximately $98,000 and $14,000, respectively.

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

The following table represents the fair value of the liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Current liabilities:
Contingent liability (see note 11)	$-	$-	$100,000	100,000
Non-current liabilities:
Contingent liability (see note 11)		-	861,606	861,606
Derivative liability (see note 12)	-	-	233,934	233,934
Total non-current liabilities	$0	$-	$1,095,540	$1,095,540
As of December 31, 2015
Non-current liabilities:
Derivative liability (see note 12)	$-	$-	$953,005	$953,005

Changes in the derivative warrant liability for the nine months ended September 30, 2016 are as follows:

Balance at December 31, 2015	$953,005
Gain for the period:
Included in net loss	(1,152,121)
Adjustment for prior issuances and conversion of warrants (see note 12)	433,050
Balance at September 30, 2016	$233,934

Note 18. Subsequent Events

On November 14, 2016, the Company entered into a $70.0 million senior secured credit facility with East West Bank consisting of a $65.0 million, five-year term loan and a $5.0 million five-year revolver. The proceeds from the term loan were used to fund the acquisition of Apptix, Inc., pay in full the Opus Facility, and for general corporate purposes.

On November 14, 2016, the Company completed the acquisition of Apptix, Inc. a cloud solutions provider based in Herndon, Virginia for a total purchase price of $28.0 million, consisting of approximately $23.0 million in cash and $5.0 million in Fusion’s restricted common stock.

On November 14, 2016, the Company completed an offering of $2.0 million of Fusion common stock in a private placement offering which is expected to fund on November 16, 2016. The proceeds will be used for general corporate purposes including working capital and capital expenditures.

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

In the Business Services segment, we are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud. Our core Business Services products and services include cloud voice and unified communications as a service (UCaaS), improving communication and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency. Our cloud computing and infrastructure as a service (IaaS) solutions, are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered. Complemented by storage solutions, as well as software as a service (SaaS) solutions, such as security and business continuity, our advanced cloud offerings allow our larger enterprise customers to experience the increased efficiencies and agility delivered by the cloud. The Company’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

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

Results of Operations

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

The following table summarizes the results of our consolidated operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	% Revenues	2015	% Revenues

Revenues	$29,497,129	100.0%	$24,530,824	100.0%
Cost of revenues*	16,769,587	56.9%	13,533,647	55.2%
Gross profit	12,727,542	43.1%	10,997,177	44.8%
Depreciation and amortization	2,998,628	10.2%	3,140,427	12.8%
Selling, general and administrative expenses	11,408,048	38.7%	9,796,483	39.9%
Total operating expenses	14,406,676	48.8%	12,936,910	52.7%
Operating loss	(1,679,134)	(5.7%)	(1,939,733)	(7.9%)
Other (expenses) income:
Interest expense	(1,625,195)	(5.5%)	(1,434,734)	(5.8%)
Gain on change in fair value of derivative liability	152,057	0.5%	1,237,730	5.0%
Loss on extinguishment of debt	-	0.0%	(2,720,355)	(11.1%)
Other income (expense), net	18,069	0.1%	(2,399)	0.0%
Total other expenses	(1,455,069)	(4.9%)	(2,919,758)	(11.9%)
Loss before income taxes	(3,134,203)	(10.6%)	(4,859,491)	(19.8%)
Provision for income taxes	(10,951)	0%	-	0.0%
Net loss	$(3,145,154)	(10.7%)	$(4,859,491)	(19.8%)

*Exclusive of depreciation and amortization, shown separately below.

Revenues

Consolidated revenues were $29.5 million during the three months ended September 30, 2016 compared to $24.5 million during the three months ended September 30, 2015, an increase of $5.0 million, or 20.2%.

Revenues from the Business Services segment were $20.6 million for the three months ended September 30, 2016 as compared to $16.3 million for the three months ended September 30, 2015. The increase is primarily attributable to revenue derived from new customers obtained from our acquisitions of RootAxcess in September 2015 and various Fidelity companies in December 2015.

Carrier Services revenue of approximately $8.9 million represents an increase of $0.6 million, or 7.2%, from the same period a year earlier. The increase was primarily due to an increase of 93% or $0.03 in the blended rate per minute of traffic terminated from the same period a year earlier, partially offset by a decrease of 44% in the number of minutes of traffic carried during the quarter.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $16.8 million for the three months ended September 30, 2016 as compared to $13.5 million for the three months ended September 30, 2015. This increase was due to costs attributable to revenues derived from the RootAxcess and Fidelity acquisitions completed in the third and fourth quarter of 2015, and higher per minute rates for the cost of traffic terminated of 99.7% (or $0.03 per minute) in the Carrier Services segment.

Consolidated gross margin was 43.1% for the three months ended September 30, 2016 compared to 44.8% in the same period for 2015. The decrease is primarily due to approximately $0.8 million of additional costs of traffic terminated by our Carrier Services segment and an increase of approximately $2.4 million in our Business Services segment driven primarily by an increase in total customer services costs as a result of the RootAxcess and Fidelity acquisitions.

Gross margin for the Business Services segment was 59.9% for the three months ending September 30, 2016 as compared to 63.8% for the three months ending September 30, 2015. The decrease is due primarily to an increase in costs of revenue driven primarily by an increase in lower margin connectivity services associated with services offered by the acquired Fidelity companies.

Gross margin for the Carrier Services segment was 4.3% for the three months ended September 30, 2016 as compared to 7.6% in the three months ended September 30, 2015. The decrease was due to higher cost per minute of traffic terminated of $0.8 million, over the same period a year earlier.

Depreciation and Amortization

Depreciation and amortization expense was $3.0 million for the three months ended September 30, 2016 compared to $3.1 million in the same period of 2015. For the three months ended September 30, 2016, amortization expense of the intangible assets decreased by approximately $0.5 million from the same period in 2015 as a result of some of the intangible assets being fully amortized, and depreciation expense increased by approximately $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2016 was $11.4 million as compared to $9.8 million for the three months ended September 30, 2015. This increase is driven primarily by higher salaries and employee related benefits of approximately $1.6 million due to increased headcount resulting from our acquisitions of Fidelity, RootAxcess and TFB.

Interest Expense

Interest expense was approximately $1.6 million for the three months ended September 30, 2016 compared to $1.4 million in the same period of 2015. The increase in interest expense of $0.2 million is due to an increase in interest expense of approximately 0.4 million from the credit facility with Opus Bank offset by a decrease in interest expense of approximately $0.2 million from Praesidian as a result of the debt restructuring in August 2015 which lower the interest rate from 11.5% to 10.8%.

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2016 and 2015, we recognized a gain on the change in fair value of our derivative liabilities in the amount of approximately $152,000 (see Notes 12 and 17) and $1.2 million, respectively. The gain and loss on the derivative are related to warrants that we issued to our senior lenders in 2012 and 2013 and warrants issued to purchasers of our Series B-2 Preferred Stock, the terms of which cause them to be treated as liabilities and not as equity instruments. The changes in their fair value are required to be recorded through the statement of operations at each accounting period. These warrants are valued using an option pricing model and other valuation models, such that increases in Fusion’s stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases in Fusion’s stock price result in a lower valuation and a gain being recorded in our income statement.

We may be subject to additional fluctuations in our income statement in 2016 and beyond based on changes in Fusion’s stock price and the corresponding changes in fair value of our derivative liabilities associated with the warrants issued in connection with our Series B-2 Preferred Stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

The following table summarizes the results of our consolidated operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	% Sales	2015	% Sales

Revenues	$93,101,835	100.0%	$74,857,557	100.0%
Cost of revenues*	53,936,078	57.9%	41,359,955	55.3%
Gross profit	39,165,757	42.1%	33,497,602	44.7%
Depreciation and amortization	8,946,781	9.6%	9,183,632	12.3%
Selling, general and administrative expenses	34,102,847	36.6%	29,379,196	39.2%
Total operating expenses	43,049,628	46.2%	38,562,828	51.5%
Operating loss	(3,883,871)	(4.2%)	(5,065,226)	(6.8%)
Other (expenses) income:
Interest expense	(4,877,828)	(5.2%)	(4,650,286)	(6.2%)
Gain on change in fair value of derivative liability	380,099	0.4%	2,543,878	3.4%
Loss on extinguishment of debt	-	0.0%	(2,720,355)	(3.6%)
Other income, net	33,514	0.0%	56,369	0.1%
Total other expenses	(4,464,215)	(4.8%)	(4,770,394)	(6.4%)
Loss before income taxes	(8,348,086)	(9.0%)	(9,835,620)	(13.1%)
Provision for income taxes	(10,951)	0%	-	0.0%
Net loss	$(8,359,037)	(9.0%)	$(9,835,620)	(13.1%)

*Exclusive of depreciation and amortization, shown separately below.

Revenues

Consolidated revenues were $93.1 million for the nine months ended September 30, 2016 compared to $74.9 million for the nine months ended September 30, 2015, an increase of $18.2 million, or 24.4%.

Revenues from the Business Services segment increased by $13.3 million for the first nine months of 2016 to $62.4 million from $49.1 million for the first nine months of 2015. The increase is primarily attributable to revenue derived from new customers obtained from the RootAxcess and Fidelity acquisitions which were completed in the third and fourth quarter of 2015.

Carrier Services revenue of $30.7 million represents an increase of $4.9 million, or 19.2%, from the same period a year earlier. The increase is the result of a 52.3% or $0.02 increase in the blended rate per minute of traffic terminated offset by a decrease of 21.8% in volume of traffic carried.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $53.9 million for the nine months ended September 30, 2016 compared to $41.4 million for the nine months ended September 30, 2015. This increase is due to costs attributable to revenues resulting from the RootAxcess and Fidelity acquisitions during the third and fourth quarter of 2015, and higher per minute rates for the cost of traffic terminated of 59.3% (or $0.02 per minute) in the Carrier Services segment.

Consolidated gross margin was 42.1% in the nine months ended September 30, 2016 compared to 44.7% in the nine months ended September 30, 2015. The decrease is primarily due to an increase in costs of revenue driven primarily by the inclusion of the Fidelity acquisition and an increase in costs in our Carrier Services segment of $5.8 million as a result of higher per minute rates associated with the cost of traffic terminated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Gross margin for the Business Services segment was 60.6% for the first nine months of 2016 compared to 63.7% for the first nine months of 2015. The decrease is due primarily to an increase in costs of revenue driven primarily by an increase in lower margin connectivity services associated with services offered by the Fidelity companies.

Gross margin for the Carrier Services business segment was 4.5% for the nine months ended September 30, 2016 compared to 8.6% for the nine months ended September 30, 2015. The decrease was due to higher cost per minute of traffic terminated of $5.8 million, or 59.3%, over the same period a year earlier.

Depreciation and Amortization

Depreciation and amortization expense was $8.9 million and $9.2 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, amortization expense of the intangible assets decreased by approximately $1.5 million from the same period a year earlier as a result of certain intangible assets being fully amortized, and depreciation expense increased by approximately $1.2 million from the same period a year earlier.

Selling, General and Administrative Expenses

SG&A expenses increased by $4.7 million to $34.1 million for the nine months ended September 30, 2016 from $29.4 million for the nine months ended September 30, 2015. This increase is primarily driven by higher salaries and employee related benefits of approximately $4.8 million due to increased headcount resulting from our acquisitions of Fidelity, RootAxcess and TFB.

Interest Expense

Interest expense was approximately $4.9 million for the nine months ended September 30, 2016 and $4.7 million for the same period in 2015. The increase in interest expense of approximately $0.2 million is primarily due to an increase in interest expense of approximately 1.4 million from the credit facility with Opus Bank offset by a decrease in interest expense of approximately $0.9 million from Praesidian as a result of the debt restructuring in August 2015 which lower the interest rate from 11.5% to 10.8% and resulted in a reduction in the amortization of debt discount and debt issuance costs of approximately $0.4 million.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative was a gain of $380,000 in the nine months ended September 30, 2016 compared to a gain of $2.5 million the nine months ended September 30, 2015. This change is due to the decrease in Fusion's stock price during these periods, which decreases the value of our derivative liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. At September 30, 2016, we had working capital deficit of approximately $3.2 million and stockholders’ equity of $7.0 million. At December 31, 2015, we had working capital of $1.7 million and stockholders’ equity of approximately $14.5 million. Our consolidated cash balance at September 30, 2016 was approximately $0.9 million as compared to $7.5 million at December 31, 2015. While we believe we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There can be no assurances that such funds will be available to the Company as and when needed or on terms deemed by us to be acceptable.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of Fusion’s Board, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our credit facilities, limitations under Delaware law and other factors that Fusion’s Board and senior management consider appropriate.

The holders of our Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and if declared by Fusion’s Board. The holders of our Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%. These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion’s common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Through September 30, 2016, Fusion’s Board has never declared dividends on any series of the Series A Preferred Stock, and, as a result, the Company had accumulated approximately $4.6 million of preferred stock dividends. The Fusion Board declared a dividend of $183,917 for the three months ended September 30, 2016 on its Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 122,601 shares of Fusion’s common stock.

Secured Credit Facility

In December 2015, the Company entered into the Opus Facility, which facility amended and restated, in its entirety, the $40.0 million credit facility originally entered into by the Company with Opus Bank in August 2015. The Opus Facility consists of a $15.0 million revolving credit facility and a $25.0 million term loan. All borrowings under the Opus Facility bear interest at a rate equal to the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by the Wall Street Journal as its “prime rate” (or the average prime rate if a high and a low prime rate are therein reported) plus the Applicable Margin then in effect at such time, or (b) 3.25% plus the Applicable Margin and are secured by a first priority security interest in all of the assets of Fusion and its subsidiaries, including the capital stock of each such subsidiary. Under the Opus Facility, “Applicable Margin” is calculated based on the ratio of Senior Indebtedness to Adjusted EBITDA (each as defined in the Opus Facility) and ranges from 1.25% to 2.00% based on the ratio level. In addition, subject to certain limitations, Fusion and certain of its subsidiaries have guaranteed the obligations of the borrower (Fusion NBS Acquisition Corp.) under the Opus Facility, including its obligations to repay all borrowings. The maturity date of amounts borrowed under the revolver is four years or August 28, 2019, and the maturity date of any amounts borrowed under the term loan portion of this facility is August 28, 2020. The Opus Facility contains a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to borrowings under the Opus Facility, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. The Opus Facility also requires on-going compliance with various financial covenants, including a maximum senior leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization. Effective December 31, 2015, the Company’s obligation to maintain a minimum unencumbered cash bank balance of no less than $1.0 million at all times was eliminated.

At September 30, 2016, we have outstanding $15.0 million under the revolver and $25.0 million under the term loan. The Company paid monthly interest at a rate of 4.75%, and paid interest expense of approximately $0.5 million and $1.4 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, we were not in compliance with our leverage and senior leverage ratio covenants in the Opus Facility. On November 7, 2016, the Company and Opus Bank entered into a Waiver and Amendment to Amended and Restated credit Agreement (“Amended Opus Facility”) whereby Opus agreed to waive our default with respect to the leverage and senior leverage ratios covenant requirements, and refinance the existing credit facility into a new $20.0 million senior secured credit facility with East West Bank. As a result of this waiver, we were in compliance with our obligations under the Secured Credit Facility as of September 30, 2016.

Praesidian Facility

Simultaneous with the execution of the Opus Facility, the Company executed the Fourth Amended SPA. The Fourth Amended SPA amended and restated the terms of the Third Amended and Restated Securities Purchase Agreement and Security Agreement (the “Third Amendment”). Specifically, the Fourth Amended SPA amended the Third Amendment to (i) provide the consent of the continuing lenders to the acquisition of Fidelity (ii) add Fidelity as a guarantor and credit party under the Praesidian Facility, and (iii) modify or eliminate certain of the financial covenants contained in the Third Amendment, including the requirement to maintain a minimum unencumbered cash bank balance of $1.0 million at all times. As of September 30, 2016, we were not in compliance with our leverage ratio covenant in the Fourth Amended SPA. On November 7, 2016, Praesidian waived our events of default with respect to non-compliance with the leverage ratio. As a result of this waiver and amendment, we were in compliance with our obligations under the Fourth Amended SPA as of September 30, 2016.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

●
Series F Notes. The Company sold $9.0 million aggregate principal amount of Series F notes in August 2015 to retire a portion of the approximately $20.0 million of notes held by one of the original lenders.

At September 30, 2016, we had approximately $34.0 million principal amount of notes outstanding under the Praesidian Facility. In accordance with the terms of the Fourth Amended SPA, the notes bear interest at an annual rate of 10.8%, with monthly principal payments of approximately $57,148 with the outstanding principal balance on all the notes payable at maturity on February 28, 2021.

For the three months ended September 30, 2016 and 2015, we paid interest expense on the notes of approximately $0.9 million and $1.1 million, respectively, and $2.8 million and $3.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Related Party Note Payable

We have a note payable outstanding of approximately $1.2 million to Marvin Rosen, the Chairman of Fusion’s Board. This note is subordinated to all amounts borrowed under the Opus Facility and the Praesidian Facility. This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after all borrowings under the Opus Facility and the Praesidian Facility are paid in full. For the quarter ended September 30, 2016, the Company recognized interest expense of approximately $21,300.

We have entered into various capital lease agreements to finance the purchase of property and equipment, at interest rates generally ranging from 5.3% to 6.6%. During the nine months ended September 30, 2016, we paid $743,647 scheduled principal payments under these leases and approximately $129,000 in interest expense.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015

Net cash (used in) provided by operating activities	$(1,910,619)	$135,735
Net cash used in investing activities	(3,179,264)	(1,979,335)
Net cash used in financing activities	(1,568,620)	(645,238)
Net decrease in cash and cash equivalents	(6,658,503)	(2,488,838)
Cash and cash equivalents, beginning of period	7,540,543	6,444,683
Cash and cash equivalents, end of period	$882,040	$3,955,845

Cash used in operating activities was $1.9 million for the nine months ended September 30, 2016, compared to cash provided by operating activities of $0.1 million during the nine months ended September 30, 2015.

The following table illustrates the primary components of our cash flows from operations:

	Nine Months Ended September 30,
	2016	2015
Net loss	$(8,359,037)	$(9,835,620)
Non-cash expenses, gains and losses	10,024,462	11,120,280
Accounts receivable	(625,771)	(565,227)
Accounts payable and accrued expenses	(1,258,968)	(297,079)
Other	(1,691,305)	(286,619)
Cash (used in) provided by operating activities	$(1,910,619)	$135,735

Cash used in investing activities, comprised mainly of capital expenditures, was $3.8 million for the nine months ended September 30, 2016 as compared to $2.5 million for the nine months ended September 30, 2015. Capital expenditures for the remainder of 2016 are expected to be approximately $0.7 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment. A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cash used in financing activities was $1.6 million for the nine months ended September 30, 2016 and $0.6 million for the same period in 2015. For the nine months ended September 30, 2016, the use of cash was the result of debt service payments and equipment financing obligations of $824,973 and $743,647 respectively. Cash used in financing activities for the nine months ended September 30, 2015 of approximately $0.6 million was primarily attributable to payments of $0.8 million to our senior lenders, retirement of debt of approximately $20.0 million, $0.6 million in capital lease payments, and approximately $1.7 million repayment of borrowings under a factoring arrangement with a third party, offset by approximately $1.6 million in proceeds received from the transfer of receivables from such third party. In addition, during the quarter ended September 30, 2015, we issued the Series F Notes for $9.0 million under the Praesidian Facility and borrowed $12.5 million under the Secured Credit Facility.

Other Matters

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

At September 30, 2016, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2016, we have issued 26,500 shares of common stock valued at $45,051 to a third party consultant for services rendered. In addition, the Company awarded 55,000 shares of restricted stock to its Chief Financial Officer.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.58	2016 Fusion Equity Incentive Plan
10.59	Certificate of Amendement to Certificate of Incorporation
10.60
Waiver to Fourth Amended and Restated Securities Purchase Agreement and Security Agreement, dated November 7, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect, LLC, Fidelity Access Networks, Inc., Fidelity Voice Services, LLC, Fidelity Telecom, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and United Insurance Company of America

10.61
Waiver and Amendement to Amended and Restated Credit Agreement, dated November 7, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect, LLC, Fidelity Access Networks, Inc., Fidelity Voice Services, LLC, Fidelity Telecom, LLC, Opus Bank

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

November 14, 2016	By:	/s/ Michael R. Bauer
Michael R. Bauer
Chief Financial Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibit

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.58	2016 Fusion Equity Incentive Plan
10.59	Certificate of Amendement to Certificate of Incorporation
10.60
Waiver to Fourth Amended and Restated Securities Purchase Agreement and Security Agreement, dated November 7, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect, LLC, Fidelity Access Networks, Inc., Fidelity Voice Services, LLC, Fidelity Telecom, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and United Insurance Company of America

10.61
Waiver and Amendement to Amended and Restated Credit Agreement, dated November 7, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, Fusion BVX LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect, LLC, Fidelity Access Networks, Inc., Fidelity Voice Services, LLC, Fidelity Telecom, LLC, Opus Bank

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