Form 10-K
period 2016-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2017-03-21
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filler	☐	Accelerated filer	☐
Non-accelerated filler	☐	Smaller reporting company	☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by The Nasdaq Capital Market on June 30, 2016 of $1.84 per share, was $14,445,507.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 20,757,028 shares of common stock are issued and outstanding as of March 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report (Items 10, 11, 12, 13 and 14) is incorporated by reference to the registrant’s definitive proxy statement which involves the election of directors, to the extent permitted by Instruction G(3) to Form 10-K.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

PART I

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A below and in Item 7 of Part II of this Form 10-K.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

ITEM 1.  BUSINESS.

Overview

Fusion Telecommunications International, Inc. (“Fusion”), either directly or through its various subsidiaries (collectively, “we,” “us,” “our” or the “Company”), offers a comprehensive suite of cloud communications, cloud connectivity, cloud infrastructure, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offers domestic and international voice services to telecommunications carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, Fusion is focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud. Our core Business Services products and services include cloud voice and unified communications as a service (“UCaaS”), improving communications and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency. Our cloud computing and infrastructure as a service (“IaaS”) solutions are designed to provide our business customers with a platform on which additional cloud services can be layered. Complemented by our software as a service (“SaaS”) solutions such as security and business continuity, our advanced cloud offerings, including private and hybrid cloud, storage, backup and recovery, and secure file sharing that allow our customers to experience the increased efficiencies and agility delivered by the cloud. Fusion’s cloud-based services are flexible, scalable and can be rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our Carrier Services segment, we have agreements with approximately 370 carrier customers and vendors and sell our voice services to other communications service providers throughout the world. Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending voice traffic to the U.S. and internationally. We also purchase domestic and international voice services from many of our Carrier Services customers. Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic, thereby increasing profitability and expanding the service delivery capabilities for our Business Services segment.

As a result of the acquisition of a number of cloud services businesses over the past five years, Fusion has expanded its business customer base to over 13,000 customer accounts, increased its distribution network to over 500 active distribution partners and added a significant number of network facilities and points of presence, thus expanding its geographic reach. Through these acquisitions, we acquired advanced systems and infrastructure and augmented our management team and employee base with talented, experienced, well-trained professionals, and further developed a strong platform for further acquisitions.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Fusion is seeking to capitalize on the rapid growth of the worldwide cloud services market, which is expected to grow 18% in 2017 to total $246.8 billion, up from $209.2 billion in in 2016, according to Gartner, Inc. The highest growth will come from cloud system infrastructure as a service, which is projected to grow 36.8% in 2017 to reach $34.6 billion. Cloud application services (SaaS) is expected to grow 20.1% to reach $46.3 billion. We are pursuing a three-tiered growth strategy: developing specialized solutions for key vertical markets (such as legal and healthcare), targeting and acquiring additional cloud services companies and implementing measures to accelerate organic growth. Our continuing effort to deliver advanced cloud solutions to larger companies with more complex requirements is supported by our proprietary cloud solutions platform that allows us to rapidly respond to large enterprise needs for customized or enhanced solutions. We intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite, with current efforts directed primarily on the healthcare, legal, hospitality and real estate verticals. We intend to acquire additional cloud services companies that can further expand our customer base, allow us to provide additional cloud products and services to our portfolio and gain scale. Our growth strategy for the Business Services segment includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts and upselling solutions to our existing customer base.

Fusion’s management team has extensive experience in the technology, services and communications industry, with demonstrated leadership in middle market, entrepreneurial, small company, distressed and M&A environments.  We believe that our executive team has the experience and expertise to drive high value opportunities to the Company and execute on our acquisition and organic growth strategies.

Fusion was incorporated in Delaware and commenced operations in September 1997.  We currently have offices in: New York, NY; Wayne, NJ; Fort Lauderdale, FL; Atlanta, GA; Herndon, VA; and Beachwood, OH.

Acquisitions

The cloud services marketplace continues to be fragmented, with most providers challenged by a limited product portfolio, a lack of financial and operational resources, and a regional focus. Fusion believes this market segment offers strong opportunities for consolidation. We believe that the cross-marketing opportunities and economies of scale made possible through consolidation make such acquisitions an attractive vehicle to enhance our growth profile.

Fusion integrates the businesses it acquires and organizes the employees under one management team. Products and services and processes and procedures are rapidly integrated as well, while sales and support staff and distribution partners are trained to cross and up-sell our solutions to our existing and acquired customer bases. We believe that our integration strategy, in combination with our increasing expertise and our scalable, robust systems and infrastructure, will enable us to continue to efficiently integrate additional acquisitions in the future.

Since 2012, we have made the following acquisitions:

NBS

In October 2012, we acquired Network Billing Systems, LLC, headquartered in Wayne, NJ, and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”), a cloud services provider delivering cloud voice and UCaaS, cloud connectivity and managed network services to small, medium and large businesses nationwide.

Broadvox Cloud Services Business

In December 2013, we acquired certain assets of Broadvox LLC’s cloud services business, which delivered cloud-based voice, UCaaS and cloud connectivity services to small, medium and large businesses.

PingTone

In October 2014, we acquired PingTone Communications, Inc. (“PingTone”), a provider of integrated cloud-based communications services headquartered in Herndon, VA. This acquisition added to our customer base, augmented the Company’s management team and added a direct sales force.

RootAxcess

In September 2015, we acquired the customer base, technology platform, infrastructure and other assets of Chicago-based RootAxcess. RootAxcess delivered a broad range of cloud solutions, including IaaS, cloud computing, cloud storage, cloud hosting, virtual data center, backup and recovery and virtual servers, using both private and hybrid cloud infrastructure.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Fidelity

In a two-step transaction completed in December 2015 and February 2016, we acquired Fidelity Access Networks, Inc. and its various subsidiaries (collectively, "Fidelity"). Fidelity provided cloud voice, cloud connectivity, security, data center and cloud storage services to small, medium, and large businesses, primarily in the Midwest.

TFB

In April 2016, we acquired the intellectual property and assets of Technology for Business Corporation (“TFB”), a provider of industry leading contact center solutions with a fully integrated advanced cloud voice platform.

Apptix

On November 14, 2016, we acquired Herndon, Virginia-based Apptix, Inc. (“Apptix”), a wholly-owned subsidiary of Apptix ASA (OSE: APP). Apptix provided cloud-based communications, collaboration, virtual desktop, compliance, security and cloud computing solutions to approximately 1,500 business customers across the U.S.

Business Services

Our cloud-based services are designed to meet the communications, network and computing requirements of growing businesses, while maximizing the price-performance ratio.  We believe that giving our customers access to the cloud provides a more cost-effective, reliable and secure communications and IT experience, and relieves them of the capital and support burdens associated with more traditional premise-based services.  Additionally, customers can reduce costs while adding features and functionality and improving productivity across their company.  Fusion is increasingly focused on providing specialized, market-based solutions to targeted verticals and larger enterprises, matching our advanced solutions to key industry-specific customer requirements.

We currently have over 13,000 business customer accounts. We offer a suite of advanced cloud-based services, including cloud communications, which encompasses cloud voice and UCaaS, and cloud connectivity that provides diverse and redundant access to the cloud. The Company’s managed network services converge voice and data applications, which include Internet access, Ethernet over Copper transmission facilities and Multi-Protocol Level Switching (“MPLS”) services at speeds ranging from 1.5 Mbps to 100 Gbps. Our cloud computing solutions include private and hybrid cloud, storage, backup and recovery and secure file sharing. Security and business continuity are offered as part of every solution.

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

Cloud Voice

Fusion’s cloud voice service allows a customer to replace its owned or leased premise-based office telephone system with a state-of-the-art digital telephone system provided by Fusion in the cloud. This feature-rich solution eliminates the need to own and operate a costly, complex telephone system, reduces upfront capital costs, and eliminates the cost of calls between customer locations. The service provides efficiencies for companies with multiple offices or a highly mobile workforce, and for companies that are opening a new office or need to expand or replace existing legacy telephone systems. All business service options can be configured by the user in real time, using a powerful administrative portal, virtually eliminating the costs associated with the labor-intensive reconfiguration of on-site telephone systems. Our contact center solutions provide advanced call center features and functionality that can be seamlessly integrated with our cloud voice solutions, reducing operational costs and increasing cost savings and efficiency. CRM integration, call recording and real-time monitoring are built into the contact center solution, increasing productivity without increasing costs.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Unified Communications

Our UCaaS offering complements our cloud voice solutions with integrated service features that seamlessly combine audio, video, messaging and web services, immediately connecting people with the information they need to communicate effectively. Our integrated cloud-based UCaaS collaboration suite is device and location agnostic, allowing businesses of all sizes to increase productivity by simplifying communication over the most preferred or available device. By connecting employees with other employees and customers via conference call or online meeting, and sharing documents real-time with a simple click, our UCaaS solution drives efficiencies while at the same time reducing costs.

Contact Center

Fusion’s cloud-based, enterprise contact center offering is fully integrated with our UCaaS solution on our proprietary cloud services platform. Converging voice, data, web and mobile technologies, it enables customers to extend the features and functionality of the contact center throughout the enterprise while providing device and media-agnostic UCaaS services to the contact center. Comprising a full range of cost-effective applications once reserved for the largest enterprises through costly premise-based solutions, our cloud-based contact center offering delivers comprehensive, real-time and historical reporting, database integration (CRM, ERP, etc.), enhanced criteria-based routing and customer-controlled administration. Fusion’s contact center solution protects technology investments by providing a seamless migration path to the cloud, delivering everything a customer needs to monitor, maintain and manage a successful cloud-based contact center environment.

SIP Trunking

Fusion’s SIP trunking solution allows a customer to retain and use its existing telephone system, while connecting to the Fusion network for access to the cloud, as well as its local services and inbound/outbound domestic and international long distance services. Our SIP trunks efficiently and economically provide businesses with voice channels in any configuration (analog, T-1, PRI, or SIP). Customers save on their local, long distance, and international call charges, eliminate traditional line charges, and gain many of the advantages of cloud voice features and functionality, such as advanced call handling and out-of-area number portability. Burstable voice lines accommodate seasonal traffic fluctuations, marketing campaigns and business continuity requirements. SIP trunks also eliminate the cost of interoffice calling, and allow customers to combine their voice and data traffic onto a single broadband access facility for further cost savings, without having to abandon their existing technology investment. Fusion’s SIP trunking solution can be shared across customer locations and is enhanced by a proprietary administrative portal, which allows customers to alter call routing in real time and provides increased efficiency and control.

Cloud Connectivity

Fusion’s reliable and secure connections to the cloud ensure high levels of service quality and control.  Leveraging our own expanding on-net network, as well as our relationships with U.S.-based and international carriers, we offer business customers a full complement of redundant, flexible and scalable network solutions, offering true diversity for built-in business continuity. Services range from dedicated circuits to high-speed broadband that are available in a variety of bandwidth levels.   Fusion offers reliable, secure and cost-effective Internet access, as well as Ethernet and MPLS services. Fusion’s quality of service routers seek to provide the highest quality voice traffic while reducing customer access costs.  We believe that in addition to providing secure migration and connection to the cloud, providing a full complement of network services allows us to address a broader set of customer needs, delivering increased value and securing customer loyalty in the process.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Cloud Security: Unified Threat Management (UTM)

Fusion’s scalable, comprehensive and fully integrated UTM solution secures enterprise data as well as the network on which it is stored, moved or retrieved. The Fusion firewall is application, policy and permission- defined, enabling customers to exercise control over their own security environments. Continuous monitoring and alerts help detect, deter and defeat cyberattacks to mitigate against business disruptions, and malware threats are eliminated with antivirus and antispyware applications designed to maintain the highest level of security against external intrusions. Centrally managed and without requiring a dedicated Internet gateway or firewall on site, the cloud-based solution drives efficiencies in network management and staffing, detecting and blocking unwanted traffic before it impacts the network.

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

Backup and Recovery

Fusion “Backup and Recovery” is an enterprise-grade backup software solution that provides a single, integrated approach to data protection. Its comprehensive suite of tools and capabilities allow businesses to securely protect more data while using less network capacity and fewer storage resources without having to deploy multiple point solutions.

Secure File Sharing

Fusion offers a file sharing solution that allows businesses to share, sync and transfer important data across multiple platforms, while keeping security a main priority with military grade encryption. The solution delivers file access from any location, on any device to enable flexible and scalable file sharing, restoration and collaboration.

Service Plans

Fusion offers several different service packages designed to meet specific customer requirements.  Base level plans offer a basic service package for a low monthly recurring charge (“MRC”). Additional charges, such as local, long distance, or international calling, are charged at per minute rates. Other packages may include a specific number of local or long distance minutes or even unlimited local or long distance calling. Optional value-added features for basic services are available for an incremental monthly charge appropriate for the service.

Cloud connectivity services such as Internet access services and/or private line services are charged on a fixed monthly basis, and are generally based on the bandwidth utilized and the endpoints involved. Cloud computing services are generally composed of an upfront charge and an MRC. Fusion’s contracts with its Business Services customers range from one to five years in length.

Carrier Services

Fusion’s Carrier Services segment provides voice traffic termination employing primarily VoIP technology. This traffic typically consists of minutes of domestic and international long distance usage that are terminated to telephone numbers in the intended destination countries. The majority of this traffic is international in nature, and terminates to virtually all countries.

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

We also leverage the termination capacity of the Carrier Business segment obtained through interconnection agreements and other methods of termination to carry international traffic generated by our Business Services segment. As we further grow our Business Services segment, we anticipate using an increasingly larger percentage of our termination capacity in support of the higher margin traffic generated from the Business Services segment. Where needed to meet a specific business customer’s requirements, we also procure Internet access and private line circuits from our network of domestic and international carriers.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

The Fusion network is characterized by its low cost of deployment and low recurring costs. It has been constructed to meet actual, rather than anticipated, customer demand with on-net and off-net connections to provide ubiquitous access, delivering maximum cost efficiency without sacrificing quality. This robust network allows us to provide diverse and redundant network connections with seamless automatic failover. Our major points of presence include: New York City; Newark, NJ; Philadelphia, PA; Boston, MA; Atlanta, GA; Miami, FL; Cleveland, OH; Chicago, IL; Dallas, TX; Los Angeles, CA; Washington, D.C.; San Jose, CAS; Charlotte, NC; Jacksonville, FL; Columbus, OH; and Little Ferry, NJ.

Key elements of our network include a proprietary cloud communications platform, a BroadSoft cloud communications services platform; Cisco routers and switches, and Acme Packet and Sonus communications services platforms. These redundant network elements are interconnected via a dedicated fiber-based gigabit Ethernet backbone. Most network elements are based on software applications that execute entirely on off-the-shelf servers and are built for easy and rapid deployment and scalability, as well as security and reliability. Fusion has deployed a Global Convergence Solutions routing and rating management solution that has improved routing, rating and invoicing capabilities, facilitated cost savings through overhead reduction and driven efficiencies in route management.

Fusion’s centralized network elements are housed in carrier-grade switching facilities located in secure carrier buildings that house many other carriers and are interconnected to other major carrier buildings. These locations allow for cost-effective and rapid interconnection and capacity expansion to carrier customers, as well as major enterprise customers. Fusion believes its facility locations and equipment choices provide the platform required to support its envisioned growth and will allow it to quickly embrace emerging technologies as they become commercially available and viable.

Proprietary Cloud Services Platform

Our proprietary cloud services platform was designed and developed over many years by our own team of experienced programmers using advanced, yet proven technology. This proprietary platform is scalable, flexible and secure, delivering an integrated portfolio of cloud-based communications services that enable businesses of every size to increase productivity and efficiency while controlling costs. Information management, hardware, network and infrastructure are centralized off-premise, hosted and managed by Fusion, allowing customers to rapidly adjust to fluctuating and unpredictable service demands, drive efficiencies in staff and space, and eliminate the need for costly technology upgrades. The architecture of our proprietary platform has been designed to allow for the seamless integration of additional cloud-based applications, whether or not developed by Fusion. Not subject to third party end user licensing fees or technology release constraints, our proprietary platform allows faster, easier and more cost-effective introduction of new, business-critical applications, delivering a unique feature set engineered to quickly respond to customer demands and market requirements. We differentiate ourselves from our competitors by combining our robust carrier-grade network services to enable secure connections to the cloud, delivering true diversity and a fully integrated solution for maximum efficiency and cost savings.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Our proprietary platform has been designed using advanced technologies and best of breed equipment and provides for geographical diversity and redundancy. The platform has been designed for scalability as well as resiliency, and can be easily expanded to accommodate any required number of connections and customers. Platform solutions are location and device neutral, serving multiple as well as single locations nationwide, connecting users to customers and other employees on desktops, laptops, handsets, tablets and mobile phones, wherever they may be located. The platform is currently deployed in two diverse Tier 1 carrier data centers, and such platform has a fully functional, redundant system whose databases are constantly in sync. Thus, should one of the data centers be hit with a catastrophic event, customers should experience no interruption of service. The result is to ensure a proven, reliable and consistent uptime, which is crucial for delivering mission critical solutions.

Developed with experienced in-house programmers, the platform requires no ongoing licensing fees for individual seats or SIP sessions, which we believe gives Fusion a competitive advantage against many other service providers. Written in current programming languages and utilizing proven technologies, the system enjoys efficiencies and capabilities not found in older legacy type platforms.

Sales and Marketing

We market and sell our business services to small, medium and large customers through distribution partners, direct sales personnel and inside sales representatives. Our independent distribution partners are typically paid commissions based on their sales and, thereafter, the continued use of our services by the respective customers. Our sales employees, including direct sales and inside sales, are typically compensated through a combination of base salary and commissions based on their actual sales performance.

Our distribution partners generally target small-to medium-size businesses, while our direct sales force focuses on the larger enterprise customers in our targeted verticals.  We believe that our cloud platform, infrastructure, systems and connectivity provide a strong competitive advantage in serving these larger enterprise customers, creating real value with specialized solutions that meet their more complex and rigorous requirements.  Referrals, strategic relationships and the strength of our corporate relationships are also a key part of our overall sales and marketing plan.  Our carrier services are sold entirely through our direct sales force.

Strategy

Our recent acquisitions are important milestones in our strategic roadmap as we work to become one of the industry’s leading and most successful cloud services providers. Our plans for growth are supported by an experienced and tested management team and dedicated staff, as well as our advanced cloud strategy to organically grow our revenue from the Business Services segment and to continue to develop vertically oriented solutions and acquire additional cloud services companies.

Fusion intends to grow organically through direct as well as indirect channel sales efforts; by securing large strategic distribution partners to extend our geographic and vertical market reach; and through the up-sale and cross-sale of services to our existing customer base.

We continue to focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art networks and advanced services platforms. Our vertically oriented solutions, which are currently focused on healthcare, legal services, hospitality and real estate, offer a substantial opportunity to gain market share. We intend to accelerate the growth of our Business Services segment with the goal of increasing the portion of our total revenue derived from this higher margin and more stable segment. For the year ended December 31, 2016, the Business Services segment accounted for 70.9% of our revenues, as compared to 65.1% for the year ended December 31, 2015.

Fusion intends to build on the success of its past acquisitions through additional acquisitions of other cloud services companies. We believe that the experience gained in integrating people, products, systems, platforms and customers positions us well to advance our growth. We continue to look to acquire companies that can expand our customer base and distribution capability, add additional cloud-based products and services and help us increase the scale of our operations.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Intellectual Property and Trademarks

We have several trademarks and service marks, which are supported by a combination of common law and statutory protection. We also own numerous domain names, which have been registered with the Corporation for Assigned Names and Numbers.   The following trademarks are registered with the United States Patent and Trademark Office; however, except as otherwise noted, they are not registered at the international level:

●
Fusion®
●
Fusion (Logo®
●
Clear Connections in the Cloud®
●
Apptix® (also registered with the European Community)
●
Cloud Alliance Network & Design®
●
Mailstreet®

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

We cannot provide assurance that the U.S. and foreign regulatory agencies exercising jurisdiction over us will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate, or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing and/or terms or conditions of service are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees or other costs. From time to time in the past, we have been delinquent in certain filing, reporting and payment obligations, including to the FCC and the Universal Service Administrative Company (“USAC”).  However, we are currently up-to-date with our filings, reports and payments to these and other telecommunications agencies having regulatory oversight over us.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

As a carrier, we are subject to FCC regulation under the Communications Act of 1934, as amended. We have applied for and received the necessary authority under Section 214 of the Communications Act to operate as a domestic and international carrier. Generally, our international carrier traffic is subject to minimal regulation by state and local jurisdictions. We also hold various state licenses authorizing us to provide intrastate services to our carrier and end-user customers, and we comply with state reporting, fee payment, tariffing, and other obligations with respect to these services.  There may be some states where we provide minimal amounts of intrastate services where we have not fully complied with the licensing requirements. Should we fail at any time to hold the licenses required to provide our intrastate services, we could be subject to fines and/or other penalties.

Our VoIP services are lightly regulated, although certain traditional telecommunications regulations have been applied to VoIP services. The FCC requires interconnected VoIP services to comply with: 911 emergency service requirements; registration requirements; Communications Assistance for Law Enforcement requirements; obligations to support Universal Service including the Universal Service Fund (“USF”) and Telecommunications Relay Services, the North American Numbering Plan Administration, and Local Number Portability Administration; Customer Proprietary Network Information requirements; disability access obligations; Local Number Portability requirements; service discontinuance notification obligations; outage reporting requirements; and rural call completion reporting and rules related to ring signal integrity. The FCC defines interconnected VoIP service as service that (1) enables real-time, two-way voice communications, (2) requires a broadband connection from the user’s location, (3) requires Internet protocol compatible customer premises equipment, and (4) permits users generally to receive calls that originate on the public switched telephone network (“PSTN”) and to terminate calls to the PSTN. Under this definition, Fusion is a provider of interconnected VoIP service. We believe that our services are currently compliant with all applicable FCC requirements, and we have made and are making the required contributions to USF and other funds. Should we fail to meet any of the FCC requirements discussed above or fail to make required contributions in the future, we could be subject to revocation of our authority to operate or to fines and/or penalties.

As a result of the FCC’s preemption of states’ ability to regulate certain aspects of VoIP service, and a trend in state legislatures to affirmatively deregulate VoIP services for most purposes, our VoIP services are subject to relatively few state regulatory requirements aside from collection of state and local E911 fees and state Universal Service support obligations. We believe that our services are currently compliant with all applicable state requirements, and we have made and are making the required contributions to E911, state USF, and other funds. The state regulatory framework for our VoIP services continues to evolve, so we, in conjunction with our professional advisors, monitor the actions of the various state regulatory agencies and endeavor to ensure that we are in compliance with applicable state law, including any new statutes or regulations that may be passed. However, there can be no assurance that we will become aware of all applicable requirements on a timely basis, or that we will always be fully compliant with applicable rules and regulations. Should we fail to be compliant with applicable state regulations, or to file required reports with state regulatory agencies, we could be subject to fines and/or penalties.

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

Employees

As of December 31, 2016, we had 306 employees, all of which were full time employees. None of our employees are represented by a labor union or collective bargaining agreement. We believe that the relationship between the Company and its employees are good, and, to date, we have not experienced a work stoppage.

Customer Concentrations and Revenues and Assets by Geographic Area

For the years ended December 31, 2016 and 2015, no single customer accounted for more than 10% of the Company’s consolidated revenues or accounts receivable.

During the years ended December 31, 2016 and 2015, 89.5% and 87.1%, respectively, of the Company’s revenue was derived from customers in the United States and 10.5 % and 12.9%, respectively, was derived from international customers. As of December 31, 2016 and 2015, the Company had no assets located outside of the United States.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Available Information

Our principal executive offices are located at 420 Lexington Avenue, Suite 1718, New York, New York 10170.  The telephone number at our executive offices is 212-201-2400 and our main corporate website is www.fusionconnect.com.    The information on the Company’s website is neither a part of, nor incorporated by reference into, this report.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and statements filed or furnished pursuant to Section 13(a), Section 15(d) or Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge on our website, www.fusionconnect.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, between the hours of 10:00 am to 3:00 pm, or at the SEC’s website www.sec.gov. For information about the SEC’s Public Reference Room, please call 1-800-SEC-0339.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below in evaluating our future prospects.  In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential”  and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

Risks Relating to Our Business

Failure to comply with the financial and other covenants contained in our senior debt facilities is an event of default under these agreements.

Our acquisitions have been financed primarily through the issuance of secured debt with an aggregate principal amount outstanding of approximately $101.6 million at December 31, 2016. Currently, all assets of Fusion and its subsidiaries are pledged as collateral under its senior debt facilities. These facilities contain a number of affirmative and negative covenants, including but not limited to, restrictions on the payment of subordinate indebtedness, incurring additional indebtedness, making capital expenditures, paying dividends and cash distributions by subsidiaries.  Under these senior facilities, we are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization, or EBITDA.  Failure to comply with any of the restrictive or financial covenants contained in these facilities could result in an event of default and accelerated demand for repayment of our outstanding debt. We do not have the financial resources to repay our senior debt if it is accelerated.

At various times during the first six months of 2015, we were not in compliance with some of the financial covenants contained in our senior credit facility, particularly with respect to the minimum EBITDA and Fixed Charge Coverage Ratio covenants, and we failed to raise additional equity within the time frame committed in the facility. These events of default were waived by the note holders. In addition, as of September 30, 2016, we were not in compliance with the leverage ratio covenants contained in our senior credit facilities, and we received waivers and amendments from the lenders under these facilities as of September 30, 2016.

After giving effect to the foregoing waivers, we were in compliance with all of the financial covenants contained in our debt agreements for the years ended December 31, 2016 and 2015. There can be no assurances however, that we will continue to be able to obtain such waivers in the future if we do not comply with the financial covenants contained in our credit facilities.

We have a history of operating losses and net losses. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

At December 31, 2016, we had a working capital deficit of $6.6 million and at December 31, 2015, we had working capital of $1.7 million. At December 31, 2016 and 2015, we had stockholders’ equity of $9.2 million and $14.5 million, respectively.   In addition, at December 31, 2016 and 2015, we incurred net losses applicable to common stockholders of $15.1 million and $9.8 million, respectively.  Our cash flows from operations for the year ended December 31, 2016 were not sufficient to support our capital expenditure requirements and other obligations in 2016.  We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital.  In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise additional funds from the equity markets or other sources, resulting in further dilution to our equity holders.  These losses, among other things, have had, and may continue to have, an adverse effect on our working capital, total assets and stockholders’ equity.

Our recent acquisitions do not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as our recent acquisition of Apptix in November 2016, as well as our previously completed acquisitions, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will result in improved financial performance.  However, realization of these desired results are subject to numerous risks and uncertainties, including but not limited to the following:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

●
diversion of management time and attention from daily operations;
●
difficulties integrating the acquired business, technologies and personnel into the existing business;
●
potential loss of key employees, key contractual relationships or key customers of the acquired businesses; and
●
in the case of a stock acquisition, exposure to unforeseen liabilities.

Notwithstanding consummation of our recent acquisitions, there is no assurance that these acquisitions will be or will continue to be accretive to our earnings or otherwise improve our results of operations.

If we are unable to successfully manage the integration of our acquisitions, we may not benefit from our acquisition strategy.

A significant part of our growth strategy is to supplement internal growth with targeted acquisitions.  We may not be successful in integrating newly acquired businesses into our day-to-day operations for a number of reasons, including if we are unable to (a) retain skilled managerial, technical, and sales personnel; (b) retain customers acquired; (c) integrate the services offered by acquired businesses with our existing services to achieve a single package of service offerings; (d) establish and maintain uniform standards, controls, policies and procedures throughout the Company; or (e) devote the management time required to successfully integrate the acquired businesses.

The cloud services industry is highly competitive and we may be unable to compete effectively.

The cloud services industry is highly competitive, rapidly evolving and subject to constant technological change.   In addition, many of our current cloud services competitors are significantly larger and have substantially greater market presence; greater financial, technical, operational and marketing resources; and more experience.  In the event that any competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets.  We also believe that competition will continue to increase, placing downward pressure on prices.  Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors.  In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us.  If our competitors were to provide better and more cost effective services, we may not be able to increase our revenues or capture any significant market share.

Our business is capital intensive, and we do not currently generate sufficient revenue to offset our operating expenses.  If we are unable to obtain additional funding when required, we may have to significantly curtail or possibly terminate some of our operations.

We may require future capital in order to continue to fund our operating expenses and to continue to otherwise execute our business plan and growth strategy.  If we are unable to obtain the required funding or generate revenue sufficient to sustain our operations, we could be forced to significantly curtail or suspend our operations, including laying-off employees and selling assets. Additional capital may not be available to us when needed or on terms that are acceptable to us, or at all.

We have historically funded our working capital requirements through the sale of common stock or preferred stock of Fusion.  The sale of equity securities to fund operations is dilutive to our existing stockholders.  The terms of our debt facilities may limit our ability to utilize cash flows generated from our Business Services segment to fund the Company’s other operations, including corporate overhead expenses.  In the event we are unable to substantially increase our revenue to fund our operating expenses, we may be required to continue to fund operations through additional sales of Fusion’s equity securities.  In the past, limited cash resources restricted our Carrier Services segment’s ability to purchase termination capacity with longer payment terms than the terms under which it is able to sell services to its customers.  Should this trend continue, it could limit our ability to grow our revenues and/or margins, or limit our ability to achieve our revenue and/or margin targets in this segment.

If we are unable to manage our growth or implement our expansion strategy, we may increase our costs without increasing our revenue.

We may not be able to expand our product offerings, customer base and markets, or implement the other features of our business strategy at the rate, or to the extent, presently planned.  Our projected growth will place a significant strain on our administrative, operational, and financial resources and may increase our costs.  If we are unable to successfully manage our future growth, continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, we may not be able to maximize revenue or achieve profitability.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Our ability to grow our business is dependent upon market developments and traffic patterns, which may lead us to make expenditures that do not result in increased revenue.

Our purchase of network equipment and software will be based, in part, upon our expectations concerning future revenue growth and market developments.  As we expand our network, we will be required to make significant capital expenditures, including the purchase of additional network equipment and software.  To a lesser extent, our fixed costs will also increase from the ownership and maintenance of a greater amount of network equipment including our switching systems, gateways, routers and other related systems.  If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenue would increase significantly.

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

If we were found to be infringing on the intellectual property rights of a third party, we could be subject to liability for such infringement, which could be material.  We could also be prohibited from selling certain services or required to redesign certain services, each of which could have a material adverse effect on our business and results of operations.  These and other outcomes may result in the loss of a substantial number of existing customers or prevent our acquisition of new customers; cause us to pay license fees for intellectual property we are found to have infringed; cause our costs to increase; materially and adversely affect our brand in the marketplace and cause a substantial loss of good will; and cause us to cease certain services or offering certain features.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

We rely upon certain proprietary rights in our technology, systems and business processes.  If our protection of these rights were to be compromised, it could negatively affect our ability to compete or to achieve our projected business and financial results.

Our ability to compete depends, in part, upon our proprietary rights in our technology, systems and business processes.  In general, our technology is based on the integration and use of publicly available hardware components, and is therefore afforded little protection under existing patent law.  Some of our software and systems, while developed by us, are generally not unique in such a manner as to allow protection under existing patent law.  As a result, we generally rely on a combination of contractual restrictions and the general protection afforded by copyright, trademark and trade secret laws to establish and protect our proprietary rights.  Such limited protection could prove insufficient and thereby subject us to increased competition or impact the business or financial results of our operations.

It is the Company’s policy to require employees, consultants and, when warranted, certain customers and vendors to execute confidentiality agreements with us.  These agreements provide that confidential information developed or made known during the course of the relationship must be kept confidential and not disclosed to third parties except under certain limited circumstances.  If such arrangements were to prove ineffective in protecting our confidential information, our business or financial performance could be negatively impacted.

The U.S. Patent and Trademark Office has granted Fusion federal registration for eight trademarks, and Federal registration of those trademarks will be effective for as long as we continue to use them and renew their registrations.  We may register additional trademarks and other intellectual property rights in the future, although there can be no assurance that our effort to register these trademarks will be successful.  Fusion generally does not register any of its copyrights with the U.S. Copyright Office, but relies on the protection afforded to such copyrights by the U.S. Copyright Act, which provides protection to authors of original works whether published or unpublished and whether registered or unregistered.

Breaches in our network security systems may hurt our ability to deliver services and our reputation and result in liability.

We could lose customers or expose ourselves to liability if there are any breaches to our network security systems that jeopardize or result in the loss of confidential information stored in our computer systems.  Since our inception, we have experienced two known breaches of network security, which resulted in a temporary failure of certain network operations, but did not result in the loss of any confidential customer information or material financial losses. However, a future network security breach could harm our ability to deliver certain services, damage our reputation or subject us to liability.

Our revenue growth is dependent upon our ability to build new distribution relationships and to acquire new customers.

Our ability to grow through efficient and cost effective deployment of our cloud services is, in part, dependent upon our ability to identify and contract with local, regional and national entities that will assist in the distribution of our products and services.  If we are unable to identify, contract with or maintain such distribution relationships, or if the efforts of these agents are not successful, we may not grow the customer base or achieve the revenue level currently envisioned and our results of operations will be adversely impacted.

We are dependent upon our ability to obtain the necessary regulatory approvals and licenses to enter new domestic and international markets in which such approvals are required.  Such approvals may or may not occur as planned and could be delayed.

Our ability to enter into new domestic and international markets may, in certain cases, rely upon our ability to obtain licenses or other approvals to operate in those markets, our ability to establish good working relationships with the relevant regulatory authorities in those jurisdictions, or our ability to interconnect to the local telephone networks in those markets.  If we are not able to obtain the necessary licenses, approvals or interconnections, our ability to enter these new markets may be delayed or prevented.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Our ability to provide services is often dependent on our suppliers and other service providers who may not prove to be reliable.

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

We are dependent on third party equipment suppliers for equipment, software and hardware components, including Cisco, BroadSoft, Acme Packet and Sonus. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or if we are unable to develop alternative sources of supply if and as required, such a failure could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected.

Our Carrier Services business relies on the cooperation of other international carriers and incumbent service providers, who may not always cooperate with us in our attempt to serve a specific country or market.

In some cases, the growth of our Carrier Services business requires the cooperation of other international carriers and/or the incumbent service provider in order to provide services to or from specific countries or markets.  In the event the incumbent, or another in-country international carrier, does not cooperate with us or support us in our efforts to serve that country, our ability to provide service to or from that country may be delayed, or the costs to provide service might increase should we be forced to use another more expensive carrier. If we are unable to develop and maintain successful relationships with other international carriers and incumbent operators, our ability to cost-effectively service an important market could be adversely affected.

Because we do business on an international level, we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenue.

There are certain risks inherent in doing business internationally, especially in emerging markets, such as unexpected changes in regulatory requirements, the imposition of tariffs or sanctions, licenses, customs, duties, other trade barriers, political risks, currency devaluations, high inflation, corporate law requirements and civil unrest.  Many of the economies of these emerging markets are weak and volatile.  We may not be able to mitigate the effect of inflation on our operations in these countries by price increases, even over the long-term.  Also, deregulation of the communications markets in developing countries may or may not continue.  Incumbent service providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their networks.  The legal systems in emerging markets also frequently have insufficient experience with commercial transactions between private parties, therefore we may not be able to protect or enforce our rights in some emerging market countries.  Governments and regulations may change, thus impacting the availability of new licenses or the cancellation or suspension of existing operating licenses.  The instability of the laws and regulations applicable to our Carrier Services business, as well as their interpretation and enforcement, could materially impact our business in those countries and adversely affect our financial condition or results of operations.

The regulatory treatment of VoIP outside the United States varies from country to country.  Some countries are considering subjecting VoIP services to the regulations applied to traditional telephone services and they may assert that we are required to register as a telecommunications carrier in that country or impose other more onerous regulations.  In such cases, our failure to register could subject us to fines, penalties or forfeiture of our right to do business in that country.  Regulatory developments such as these could have a material adverse effect on our ability to grow our international operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

We also hold various state licenses authorizing us to provide intrastate services to our carrier and end-user customers, and we comply with state reporting, fee payment, tariffing, and other obligations with respect to these services.  However, in several states where we provide de minimus intrastate services we may not have fully complied with applicable licensing requirements. Should we fail at any time to hold the licenses required to provide our intrastate services, we could be subject to fines or other penalties.

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

The effects of natural disasters such as hurricanes or other events over which we have no control could significantly disrupt our operations and could have a material adverse impact on our business.

Our Carrier Services operations were impacted by Hurricane Sandy in the Northeast region of the United States in late October of 2012.  The severe weather conditions directly affected the ability of many of our carrier customers and vendors to connect to us.  As a result, we did not generate the same levels of revenues and gross profit that we believe we would have generated absent these abnormal conditions.  Any future disruptions to the operation of our network, including acts of war, terrorism or other force majeure events, could have a material adverse impact on our liquidity, financial condition and results of operations.  Although we do carry business interruption insurance, we cannot assure you that our losses in the event of a natural disaster or other force majeure event would be completely covered by insurance.

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

We do not have written employment agreements with any of our executive officers or members of senior management team other than Matthew Rosen, our Chief Executive Officer.

We face competition for qualified personnel, including management, technical, financial and sales personnel.  We also rely on independent sales agents to market and sell our services.  If we are unable to attract and retain experienced and motivated personnel, including independent sales agents, the growth of our business or the effectiveness of our day-to-day operations may be negatively impacted and we may not be able to grow our customer base or to achieve our business or financial objectives.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

In addition, the market price of our common stock may continue to fluctuate significantly in response to a number of other factors, many of which are beyond our control including, but not limited to, the following:

●
ability to obtain and retain securities analyst coverage;
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

For so long as the trading price of our common stock is less than $5.00 per share, our common stock may be considered a "penny stock," and in such event trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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
2016 ANNUAL REPORT ON FORM 10-K

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

We will incur certain payment obligations and we will be subject to limitations on our use of Securities Act registration statements until we correct a deficiency in our Exchange Act reports.

We have been advised by the Corporate Finance Staff (the “Staff”) of the SEC that, in the Staff’s opinion, the financial statements of Apptix included as an exhibit to our Current Report on Form 8-K originally filed on November 18, 2016 (the “Apptix Form 8-K”), did not comply with applicable SEC auditing standards (the “Deficiency”). Until the Deficiency is corrected (a) we are not considered current in our reporting obligations under the Exchange Act, (b) we are not eligible to use Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”) for registration of our securities prior to December 1, 2017, and (c) we will likely be unable to have a Securities Act registration statement declared effective by the Staff. We are currently working to correct the Deficiency and, once the required financial statements are completed, we intend to file a further amendment to the Apptix Form 8-K, and to make applicable filings with the SEC to permit resales of our common stock by stockholders holding contractual registration rights. Holders of such contractual rights may be entitled to certain damage payments prior to our regaining compliance with affected registration rights.

Our use of equity to fund operations is dilutive to existing stockholders and, depending upon the market price for our shares at the time of issuance, we may be required to issue shares at depressed prices.

Historically, we have funded a vast majority of our working capital requirements through the sale of Fusion equity securities.  The use of Fusion equity to fund operations is dilutive to our existing stockholders.  Unless we are able to generate substantial revenues to fund our operating expenses, we may be required to continue to fund operations through the sale of additional equity. Moreover, the dilutive effect on our stockholders caused by the issuance of new equity is directly impacted by the market price for our shares at the time of issuance.  If we are required to issue shares at a time when the market price for our equity securities is depressed, we will need to issue more shares than if the market price was higher, and the dilutive effect on our stockholders will be greater.

The issuance of our common stock upon the exercise of options or warrants or the conversion of outstanding convertible securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of December 31, 2016, we had 20,642,028 common shares outstanding and approximately 2,628,389 shares reserved for issuance upon conversion of outstanding preferred stock, 2,902,862 shares reserved for the exercise of outstanding warrants, and 2,183,723 shares reserved for the exercise of outstanding stock options.  The issuance of our common shares upon the exercise of stock options or warrants, or conversion of preferred stock, will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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
2016 ANNUAL REPORT ON FORM 10-K

We could use preferred stock to fund operations or resist takeovers, and the issuance of preferred stock may cause additional dilution.

Our certificate of incorporation authorizes Fusion to issue up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred”) are currently issued and outstanding, and 12,254 shares of our Series B-2 Preferred Stock (the “Series B-2 Preferred”) are currently issued and outstanding.  Our certificate of incorporation gives the Fusion board of directors the authority to issue preferred stock without any further approval of our stockholders.  We may issue additional shares of preferred stock to raise money to finance our operations.  We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

●
dividend and liquidation preferences;
●
voting rights;
●
conversion privileges;
●
redemption terms; and
●
other privileges and rights of the shares of each authorized series.

The issuance of large blocks of Fusion’s preferred stock could have a dilutive effect on our existing stockholders.  It can also negatively impact our existing stockholders’ liquidation preferences.  In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could also issue preferred stock to friendly third parties to preserve control by present management.  This could occur if we become subject to a hostile takeover that could ultimately benefit our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES.

We are headquartered in New York, New York and lease offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities as of December 31, 2016.

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.
420 Lexington Avenue, Suite 1718, New York, NY 10170	October 2020	$666,000	Lease of principal executive offices	9,956

3565 Piedmont Road, N.E., Suite 300, Atlanta, GA 30005	August 2022	$261,000	Lease of network facilities and office space	10,509

155 Willowbrook Boulevard, Wayne, NJ 07470	October 2017	$140,000	Lease of network facilities and office space	10,757

13921 Park Center Road Herndon, VA 20171	November 2017	$345,000	Lease of network facilities and office space	13,364

1475 W. Cypress Creek Rd., Suite 204 Fort Lauderdale, FL 33309	August 2017	$82,000	Lease of network facilities and office space	5,183

23250 Chagrin Blvd. Suite 250 Beachwood, OH 44122	May 2019	$93,000	Lease of sales and administrative office space	5,638

1621 Euclid Avenue, Suite 730 Cleveland, OH 44122	April 2019	$93,000	Lease of network facilities and office space	10,000

We believe that our leased facilities are adequate to meet our current and future needs.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business.  Defending such proceedings can be costly and can impose a significant burden on management and employees. We do not expect that the outcome of any such claims or actions will have a material effect on our liquidity, results of operations or financial condition. As of December 31, 2016 and 2015, we did not have any significant ongoing legal matters.

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

Year Ended December 31, 2016	High	Low
First Quarter	$3.80	$1.69
Second Quarter	$2.09	$1.20
Third Quarter	$2.46	$1.30
Fourth Quarter	$1.71	$0.96
Year Ended December 31, 2015
First Quarter	$4.64	$3.52
Second Quarter	$4.75	$2.07
Third Quarter	$3.16	$1.88
Fourth Quarter	$3.44	$1.99

The market price for our common stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders of Record

As of December 31, 2016, there were approximately 561 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any cash dividends on our common stock in the foreseeable future.  Subject to the rights of holders of our outstanding Series A Preferred and Series B-2 Preferred, any future determination to pay dividends will be at the discretion of our board of directors, subject to applicable law, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our outstanding debt and other factors that our Board considers appropriate.

The holders of our Series A Preferred are entitled to receive cumulative dividends of 8% per annum payable in arrears, as and when declared by the Fusion board from January 1, 2008.  To date, the Fusion board has not declared any dividends on any series of Series A Preferred.  The holders of our Series B-2 Preferred have been entitled to receive quarterly dividends at an annual rate of 6%.  These dividends can be paid, at our option, either in cash or in shares of our common stock.

Recent Sales of Unregistered Securities

None.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the notes related thereto included elsewhere in this report.  This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” "should," "believes," "plans'" "potential," "predicts" “anticipate,” “intend” or “estimate” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements (see Item 1A, “Risk Factors”).

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

In the Business Services segment, we are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and UCaaS, improving communication and collaboration on virtually any device, virtually anywhere, cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency, and contact center solutions.  Our cloud computing and IaaS solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by our SaaS solutions such as security and business continuity, our advanced cloud offerings include private and hybrid cloud, storage, backup and recovery, and secure file sharing that allow our customers to experience the increased efficiencies and agility delivered by the cloud. The Company’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

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

We continue to focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art network and advanced services platforms.  Our vertically oriented solutions, which are currently focused on healthcare, legal, hospitality and real estate, offer a substantial opportunity to gain additional market share.   We intend to accelerate the growth of our Business Services segment with the goal of increasing the portion of our total revenue derived from this higher margin and more stable segment.   In addition to lowering the underlying costs of termination, we believe that our Carrier Services segment supports the growth of the Business Services segment by providing enhanced service offerings for business customers and by strengthening its relationships with major service providers throughout the world.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Recent Acquisitions

In a two-step transaction completed in December 2015 and February 2016, we acquired Fidelity. Fidelity provided cloud voice, cloud connectivity, security, data center and cloud storage services to small, medium, and large business customers, primarily in the Midwest.

In April 2016, we acquired the intellectual property and assets of TFB, a provider of contact center solutions with an integrated cloud voice platform. The acquisition provides Fusion with entry into the contact center market, and provides cross-selling and up-selling opportunities as TFB's Fortune 500 enterprise customers, government entities and healthcare organizations are migrated to Fusion's cloud solutions platform.

On November 14, 2016, we acquired Apptix. Apptix provided cloud-based communications, collaboration, virtual desktop, compliance, security and cloud computing solutions to approximately 1,500 business customers throughout the U.S.

Our Performance

Revenues for the year ended December 31, 2016 were $122.0 million, an increase of $20.4 million, or 20%, compared to the year ended December 31, 2015. The increase is due to acquisitions in the Business Services segment. Our operating loss for 2016 decreased from $9.0 million in 2015 to $7.6 million in 2016. Our net loss in 2016 was $12.7 million, as compared to $8.2 million in 2015.

Our Outlook

Our ability to achieve positive cash flows from operations and net profitability is substantially dependent upon our ability to increase revenue in both of our business segments and/or on our ability to achieve further cost savings and operational efficiencies in our operations.

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

Revenue Recognition

We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured.  We record provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends.  The provisions for revenue adjustments are recorded as a reduction of revenue at the time revenue is recognized.

Our Business Services revenue includes monthly recurring charges (“MRC”) to customers for whom services are contracted over a specified period of time, and variable usage fees charged to customers that purchase our business products and services.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  MRC continues until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

Cost of Revenues

For our Business Services segment, cost of revenues include the MRC associated with certain platform services purchased from other service providers, the MRC associated with private line services and the cost of broadband Internet access used to provide service to business customers.

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

Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses, approximates their fair values due to their short term nature.  Some of the warrants issued in conjunction with the issuance of our debt and equity securities are accounted for in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  For these warrant instruments that are not deemed to be indexed to Fusion’s stock, we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the underlying warrants are exercised, and any change in fair value is recognized in our statement of operations.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock (see notes 17 and 18 to the accompanying consolidated financial statements).

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges for the years ended December 31, 2016 and 2015.

Impairment testing for goodwill is performed annually in our fourth fiscal quarter.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary.  We performed qualitative impairment evaluations on our goodwill as of December 31, 2016 and 2015 and determined that there were no indications that goodwill was impaired.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-2, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right–to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

In April 2015, FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted this guidance retrospectively for all periods presented and reclassified all of its debt issuance costs in its consolidated financial statements.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	2016		2015
	$	%	$	%
Revenues	$122,045,320	100.0	$101,694,516	100.0
Cost of revenues *	68,058,432	55.8	56,724,121	55.8
Gross profit	53,986,888	44.2	44,970,395	44.2
Depreciation and amortization	13,096,587	10.7	12,975,981	12.8
Selling, general and administrative expenses	48,524,923	39.8	41,009,107	40.3
Total operating expenses	61,621,510	50.5	53,985,088	53.1
Operating loss	(7,634,622)	(6.3)	(9,014,693)	(8.9)
Other (expenses) income:
Interest expense	(6,742,143)	(5.5)	(6,062,923)	(6.0)
Loss on extinguishment of debt	(214,294)	(0.2)	(2,720,355)	(2.7)
Gain on change in fair value of derivative liability	265,383	0.2	1,843,997	1.8
Loss on disposal of property and equipment	(129,119)	(0.1)	(37,444)	(0.0)
Other income, net	128,987	0.1	101,057	0.1
Total other expenses	(6,691,186)	(5.5)	(6,875,668)	(6.8)
Loss before income taxes	(14,325,808)	(11.7)	(15,890,361)	(15.6)
Income tax benefit	1,609,485	1.3	7,660,536	7.5
Net loss	$(12,716,323)	(10.4)	$(8,229,825)	(8.1)

* Exclusive of depreciation and amortization, shown separately.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenues

Consolidated revenues were $122.0 million for the year ended December 31, 2016, as compared to $101.7 million for the year ended December 31, 2015, an increase of $20.4 million, or 20.0%.  Revenues for the Business Services segment increased by $20.4 million to $86.6 million for the year ended December 31, 2016, as compared to $66.2 million for the year ended December 31, 2015.  This increase is primarily attributable to revenue derived from new customers obtained from our acquisitions of Fidelity in the amount of $17.8 million, and Apptix in the amount of $3.0 million in 2016, both of which were not present in 2015.

Carrier Services revenue of $35.5 million for the year ended December 31, 2016 was essentially unchanged from the year ended December 31, 2015, as a 31% decrease in the number of minutes transmitted over our network was offset by a 45% increase in the blended rate per minute of traffic terminated.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $68.1 million for the year ended December 31, 2016, as compared to $56.7 million for the year ended December 31, 2015. This increase is mainly due to additional costs arising from our acquisition of Fidelity and, to a lesser extent, an increase in cost of revenues in the Carrier Services of approximately $1.2 million.

Consolidated gross margin was 44.2% for the years ended December 31, 2016 and 2015, due to a higher concentration of Business Services revenue, which generates a higher margin than Carrier Services revenue, within our consolidated results in 2016. The Business Services gross margin decreased from 63.5% in 2015 to 60.4% 2016, to an increase in total customer services costs attributable to the RootAxcess and Fidelity acquisitions. The Carrier Services gross margin was 4.8 % for the year ended December 31, 2016, as compared to 8.2% in the prior year, mainly due to a 50.7% increase in the blended cost per minute of traffic terminated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

Depreciation and Amortization

Depreciation and amortization expense was essentially unchanged in in 2016 as compared to 2015, as a $2.0 million increase in depreciation expense in 2016 was offset by a $2.0 million decrease in amortization expense, as some our intangible assets became fully amortized in 2016. During the year ended December 31, 2016, we recorded depreciation expense of $0.9 million to write off some of our capitalized internal development costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) was $48.5 million for the year ended December 31, 2016, as compared to $41.0 million for the year ended December 31, 2015.  This increase is mainly the result of higher salaries and employee related benefit costs of approximately $6.2 million, driven primarily by an increase in headcount attributable to our acquisitions of Fidelity and, to a lesser extent Apptix. In addition, we incurred higher sales commissions of $1.3 million as a result of the 31% increase in Business Services revenue.

Operating Loss

Our operating loss was $7.6 million for the year ending December 31, 2016, as compared to $9.0 million for 2015. The decrease is primarily due to the increase in gross profit of $9.0 million resulting from the increase in Business Services revenue, largely offset by the increase in SG&A of $7.5 million.

Interest Expense

Interest expense was $6.7 million for the year ended December 31, 2016, as compared to $6.1 million for the year ended December 31, 2015. The increase was due to higher average indebtedness in 2016 to finance our acquisitions (see “Liquidity and Capital Resources”) and to higher amortization of debt discount and debt issuance costs.

Loss on Extinguishment of Debt

During the year ended December 31, 2016, we recognized a loss on the extinguishment of debt in the amount of $0.2 million when we replaced our existing senior secured credit facility with a larger senior secured facility in November of 2016 (see “Liquidity and Capital Resources”). During the year ended December 31, 2015, we recognized a loss on the extinguishment of debt of $2.7 million as a result of debt discount and a debt issuance costs write-off of $1.7 million and a prepayment penalty of approximately $1.0 million associated with the retirement of approximately $20.0 million of outstanding notes.

Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2016, we recognized a gain on the change in fair value of our derivative liabilities of $0.3 million, as compared to $1.8 million during the year ended December 31, 2015. These gains are related to warrants we issued to our senior lenders in 2012 and to purchasers of our Series B-2 Preferred Stock in 2013 and 2014, the terms of which require them to be treated as liabilities and not as equity instruments. The changes in their fair value are required to be recorded through the statement of operations at each accounting period. These warrants are valued using an option pricing model and other valuation models, such that increases in Fusion’s common stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases in Fusion’s common stock price result in a lower valuation and a gain being recorded in our income statement.

We expect that we will be subject to additional fluctuations in our income statement in 2017 and beyond based on changes in Fusion’s common stock price and the corresponding changes in fair value of our derivative liabilities associated with the warrants issued in connection with our Series B-2 Preferred Stock.

Net Loss

Our net loss for the year ended December 31, 2016 was $12.7 million, as compared to $8.2 million for the year ended December 31, 2015. The increase in net loss was largely due to a lower income tax benefit in 2016 of $1.6 million, as compared to $7.7 million in 2015.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant net losses.  At December 31, 2016, we had a working capital deficit of $6.6 million and stockholders’ equity of $9.2 million, as compared to working capital and stockholders’ equity of $1.7 million and $14.5 million, respectively, at December 31, 2015. Our consolidated cash balance at December 31, 2016 was $7.2 million, as compared to $7.5 million at December 31, 2015.  While we believe we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There can be no assurances that such funds will be available to the Company as and when needed or on terms acceptable to us, or at all.

During 2016 and 2015, we relied primarily on the sale of Fusion’s equity securities and the cash generated from our Business Services segment to fund operations, and we issued additional debt securities to fund our acquisitions and growth strategy. On November 16, 2016, we sold 2,213,700 shares of Fusion common stock and received net proceeds, after offering expenses, of $2.3 million. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

We have never paid cash dividends on Fusion’s common stock, and we do not anticipate paying cash dividends on Fusion’s common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of Fusion’s Board of Directors, and will be dependent upon our financial condition, operating results, capital requirements, Delaware law requirements, general business conditions, the terms of our senior secured credit facilities and other factors that Fusion’s Board of Directors and senior management consider appropriate.

The holders of our Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%.  These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion common stock. The Fusion Board of Directors declared a dividend of $2.0 million for the year ended December 31, 2016 on the Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 1,140,568 shares of Fusion’s common stock.

In December 2015, the Company entered into an Amended and Restated Credit Facility with Opus Bank (the “Opus Credit Facility”), which facility amended and restated, in its entirety, the $40.0 million credit facility originally entered into by us with Opus Bank in August 2015. As was the case with the original Opus facility, the Opus Credit Facility consisted of a $15.0 million revolving credit facility and a $25.0 million term loan. We used the proceeds from the Opus Credit Facility to fund our acquisitions of Fidelity and RootAxcess, and to retire approximately $11.0 million of notes issued under the Praesidian Facility (as defined below).

Concurrent with the execution of the Opus Credit Facility, we executed the Fourth Amended Securities Purchase Agreement with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund IIIA, LP and United Insurance Company of America (the “Fourth Amended SPA”). The Fourth Amended SPA amended and restated the terms of the Third Amended and Restated Securities Purchase Agreement and Security Agreement (the “Third Amendment”), which itself amended and restated earlier versions of this securities purchase agreement. The Third Amendment, together with each earlier and subsequent version of this facility are hereinafter collectively referred to as the “Praesidian Facility.”  Specifically, the Fourth Amended SPA amended the Third Amendment to (i) provide the consent of the continuing lenders to the acquisition of Fidelity (ii) join Fidelity as a guarantor and credit party under the Fourth Amended SPA, and (iii) modify or eliminate certain of the financial covenants contained in the Third Amendment, specifically the requirement to maintain a minimum unencumbered cash bank balance of $1.0 million at all times effective as of December 31, 2015.

On November 14, 2016, contemporaneously with the Apptix acquisition, we entered into a credit agreement (the “East West Credit Agreement”) with East West Bank and Opus (collectively with East West Bank, the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended the Company (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire the $40 million outstanding under the Opus Credit Facility, and to fund the cash portion of the purchase price of the Apptix acquisition in the amount of $23.1 million.

Borrowings under the East West Credit Agreement are evidenced by promissory notes bearing interest at rates to be computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by us at the time of borrowing. Interest on borrowings that we designate as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that we designate as “LIBOR rate” loans bear interest at the LIBOR rate published by the Wall Street Journal, plus 5% per annum.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

We are required to repay the term loan in equal monthly payments of $270,833 commencing January 1, 2017 and continuing until January 1, 2018, when monthly payments increase to $541,667 until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. At December 31, 2016, $3.0 million was outstanding under the revolving credit facility.

In conjunction with the execution of the East West Credit Agreement, we and the East West Lenders also entered into (i) an IP Security Agreement under which we pledged intellectual property to the East West Lenders to secure payment of the East West Credit Agreement, (ii) Subordination Agreements under which certain creditors of the Company, including the lenders under the Praesidian Facility, and the East West Lenders have established priorities among them and reached certain agreements as to enforcing their respective rights against the Company, and (iii) a Pledge and Security Agreement under which Fusion and its Fusion NBS Acquisition Corp. subsidiary (“FNAC”) have each pledged its equity interest in its subsidiaries to the East West Lenders.

Under the East West Credit Agreement:

●
The Company is subject to a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to its obligations to the East West Lenders, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.

●
The Company is required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization; and its failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of its indebtedness.

●
The Company granted the East West Lenders security interests on all of its assets, as well as the capital stock of FNAC and each of its subsidiaries.

●
Fusion and its subsidiaries (and future subsidiaries of both) guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

Also on November 14, 2016, we entered into a fifth amendment and restatement of the Praesidian Facility. This amendment, among other things, extended the maturity date of the notes outstanding under the Praesidian Facility to May 12, 2022, with no principal payments required until the maturity date, and modified certain financial covenants under the Praesidian Facility such that the covenants are now substantially similar to those contained in the East West Credit Agreement. In addition, the lenders under the Praesidian facility agreed to subordinate their right to repayment to all amounts owed under the East West Credit Agreement. At December 31, 2016, we were in compliance with all of the financial covenants contained in the East West Credit Agreement and the Praesidian Facility, and we had $33.6 million principal amount of notes outstanding under the Praesidian Facility.

At December 31, 2016, we have a note payable outstanding of $0.9 million to Marvin Rosen, the Chairman of Fusion’s Board. This note is subordinated to all amounts borrowed under the East West Credit Agreement and the Praesidian Facility.  This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after all borrowings under the East West Credit Agreement are paid in full.   For the years ended December 31, 2016 and 2015, we paid interest of approximately $97,000 on this note.

We have entered into various capital lease agreements to finance the purchase of property and equipment, at interest rates generally ranging from 5.3% to 6.6%.   Scheduled principal payments under these leases for the year ended December 31, 2017 aggregate to $1.0 million.

On September 12, 2011, we entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), whereby we may could certain of our Carrier Services accounts receivable to Prestige at a discount in order to improve our liquidity and cash flow. Under the terms of that agreement, Prestige paid a percentage of the face amount of the receivables at the time of sale, and the remainder, net of the discount, was paid to us within two business days after Prestige received payment on those receivables. For the year ended December 31, 2016 and 2015, proceeds from the accounts receivable factoring arrangement was $0 and $1.8 million, respectively.  The arrangement with Prestige was terminated during the third quarter of 2016.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$326,287	$(152,603)
Net cash used in investing activities	(27,460,035)	(30,863,462)
Net cash provided by financing activities	26,815,115	32,111,925
Net (decrease) increase in cash and cash equivalents	(318,633)	1,095,860
Cash and cash equivalents, beginning of year	7,540,543	6,444,683
Cash and cash equivalents, end of year	$7,221,910	$7,540,543

Cash provided by (used in) operating activities was $0.3 million and ($0.2) million for each of the years ended December 31, 2016 and 2015, respectively.  The following table illustrates the primary components of our cash flows from operations:

	Year ended December 31,
	2016	2015
Net loss	$(12,716,323)	$(8,229,825)
Non-cash expenses, gains and losses	13,552,338	7,421,855
Changes in accounts receivable	190,467	(883,253)
Changes in accounts payable and accrued expenses	(1,254,445)	2,005,632
Other	554,250	(467,012)
Cash provided by (used in) operating activities	$326,287	$(152,603)

Cash used in investing activities was $27.5 million for the year ended December 31, 2016, as compared to $30.9 million for the year ended December 31, 2015.  For the year ended December 31, 2016, we paid $23.3 million in cash for acquisitions, primarily Apptix, net of cash acquired, and had $4.8 million of capital expenditures. For the year ended December 31, 2015, we paid approximately $28.5 million in cash, net of cash acquired, for acquisitions, and had capital expenditures of $3.4 million.

Cash provided by financing activities was $26.8 million for the year ended December 31, 2016, as compared to $32.1 million for the year ended December 31, 2015.  During 2016, we received $66.7 million of proceeds, net of transaction costs, upon our entering into the East West Credit Agreement, retired the $40.0 million Opus Credit Facility, received $2.3 million from the sale of Fusion common stock and made payments on equipment financing obligations of $1.0 million. During 2015, we raised $5.6 million from the sale of Fusion equity securities, issued $9.0 million of notes, borrowed $40.0 million under the Opus Credit Facility to fund our acquisitions of Fidelity and RootAxcess and to retire outstanding notes of approximately $20.0 million, and made debt service and equipment financing payments of approximately $1.9 million.

OTHER MATTERS

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other commercially narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements required by this Item are included after Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.   In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15D-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016.  Based on that evaluation, our principal executive officer and principal accounting officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2017.

ITEM 11. EXECUTIVE COMPENSATION.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2017.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As permitted by Instruction G(3) to Form 10-K, the information required by this Item has been omitted but will be filed by us on or prior to April 30, 2017.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a) (2) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (*)
3.1.1	Certificate of Amendment to Certificate of Incorporation(14)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan(16)
10.1.2	2016 Equity Incentive Plan (14)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (12)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (13)
10.5.2	Seventh Amendment, dated August 2015, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(1)
10.5.3	Eight Amendment, dated July 8, 2016, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(1)

10.6	Form of Promissory Note and Security Agreement (2)
10.7	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.8	Form of Warrant (3)
10.9	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (4)
10.10
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (4)

10.11
Amendment No. 1 dated June 6, 2013 to the Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (10)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

10.12	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)
10.13
Amendment No. 1 dated June 6, 2013 to the Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (10)

10.14
Amendment No. 2 dated August 20, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (5)

10.15
Amendment No. 2 dated August 20, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (5)

10.16
Amendment No. 3 dated September 21, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (5)

10.17
Amendment No. 3 dated September 21, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (5)

10.18
Amendment No. 4 dated October 24, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (5)

10.19
Amendment No. 4 dated October 24, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (5)

10.20	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (7)
10.20.1	Lease Modification Agreement, dated October 1, 2014 by and between 280 Holdings, LLC (successor in interest to Manchester Realty, LLC) and Fusion NBS Acquisition Corp (11)
10.21	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (5)
10.22	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III Praesidian Fund III Series B Note (5)
10.23	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.24	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.25	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (5)
10.26	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (5)
10.27
Intellectual Property Security Agreement dated as of October 29, 2012 by the registrant and Network Billing systems, LLC, in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (5)

10.28
Right of First Refusal Agreement dated as of October 29, 2012 by and among Fthe registrant, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (5)

10.29	Management Rights Agreement dated as of October 29, 2012 by and among the registrant, Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III (5)
10.30	Management Rights Agreement dated as of October 29, 2012 by and among the registrant, Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III-A (5)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

10.31	Management Rights Agreement dated as of October 29, 2012 by and among the registrant, Fusion NBS Acquisition Corp., and Plexus Fund II, LP (5)
10.32	Asset Purchase and Sale Agreement effective as of August 30, 2013 by and among the registrant, Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC; and Cypress Communications, LLC (6)
10.33
First Amendment to the Asset Purchase and Sale Agreement effective as of November 15, 2013 by and among the registrant, Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC; and Cypress Communications, LLC (7)

10.34
Second Amendment to the Asset Purchase and Sale Agreement effective as of December 16, 2013 by and among the registrant, Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (8)

10.35
Third Amendment to Securities Purchase Agreement is entered into as of December 16, 2013, by and among Fusion NBS Acquisition Corp, the registrant, Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (9)

10.36	Form of Common Stock Purchase Warrant (9)
10.37	Form of Registration Rights Agreement (9)
10.38	Form of Series C Note (9)
10.39	Form of Series D Note dated December 31, 2013 (9)
10.40	Form of Management Rights Letter dated December 31, 2013 (9)
10.41	Form of Lenders’ Warrant dated December 31, 2013 (9)
10.42
Joinder Agreement dated as of December 31, 2013 by and among the registrant, Fusion NBS Acquisition Corp., Fusion BVX LLC in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P., and United Insurance Company Of America (9)

10.43	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, the registrant, and Fusion BVX, LLC (9)
10.44	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (9)
10.45	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; the registrant and Fusion BVX LLC (9)
10.46	Form of Series E Note, dated as of October 31, 2014 (11)
10.47
Agreement and Plan of Merger, dated as of October 15, 2014, by and among the registrant, Fusion PTC Acquisition Inc., PingTone Communications, Inc., the Majority Stockholders of PingTone Communications, Inc. and J Shelby Bryan, as Stockholders Representative (11)

10.48	Stock Purchase and Sale Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., Mitch Marks, Ron Kohn and Robert Marks (13)
10.49	Credit Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., and East West Bank and the Other Lenders from time to time party hereto (15)
10.50
Subordination Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., Praesidian Capital Opportunity Fund III, LP, and East West Bank (15)

10.51	Intercreditor and Subordination Agreement dated as of November 14, 2016 by and among Marvin Rosen, the registrant and East West Bank (15)
10.52	Pledge and Security Agreement dated as of November 14, 2016 by and among each of the Grantors Party thereto and East West Bank (15)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

10.53
Guaranty dated as of November 14, 2016 from the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC and Apptix, Inc. to East West Bank (15)

10.54
Intellectual Property Security Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., and East West Bank (15)

10.55
Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, by and among Fusion NBS Acquisition Corp., as borrower, the registrant, Network Billing Systems, L.L.C., Fusion BVX, LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Fidelity Access Networks, Inc., Apptix, Inc., Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (15)

10.56	Stock Purchase and Sale Agreement dated November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant and Apptix ASA (15)
10.57	Registration Rights Agreement dated as of November 14, 2016 by and between the registrant and Apptix ASA (15)
10.58	Common Stock Purchase Agreement dated November 14, 2016 by and among the registrant and the Purchasers (15)
10.59	Office Lease, as amended between Chagrin-Green, LLC and Fidelity Access Networks, LLC (1)
10.60	First Amendment to Lease Agreement dated as of August 2015 by and between Piedmont Center, 1-4 LLC and the registrant (1)
14	Code of Ethics of registrant (11)
21.1	List of Subsidiaries (1)
23.1	Consent of EisnerAmper LLP(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2015, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2016, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2016 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 20, 2017	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: March 20, 2017	By:	/s/ MICHAEL R. BAUER
Michael R. Bauer
Chief Financial Officer, Principal Financial Officer

	By:	/s/ Lisa Taranto
Lisa Taranto
Vice President of Finance and Accounting, Principal Accounting Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Matthew D. Rosen and Michael R. Bauer, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARVIN S. ROSEN	Chairman of the Board
Marvin S. Rosen		March 20, 2017

/s/ PHILIP D. TURITS	Director
Philip D. Turits		March 20, 2017

/s/ MATTHEW D. ROSEN	Chief Executive Officer and Director
Matthew D. Rosen		March 20, 2017

/s/ JACK ROSEN	Director
Jack Rosen		March 20, 2017

/s/ WILLIAM RUBIN	Director
William Rubin		March 20, 2017

/s/ LARRY BLUM	Director
Larry Blum		March 20, 2017

/s/ PAUL C. O’BRIEN	Director
Paul C. O'Brien		March 20, 2017

/s/ MICHAEL J. DEL GIUDICE	Director
Michael J. Del Giudice		March 20, 2017

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (*)
3.1.1	Certificate of Amendment to Certificate of Incorporation(14)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan(16)
10.1.2	2016 Equity Incentive Plan (14)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (12)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment, dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (13)
10.5.2	Seventh Amendment, dated August 2015, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(1)
10.5.3	Eight Amendment dated July 8, 2016, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(1)

10.6	Form of Promissory Note and Security Agreement (2)
10.7	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.8	Form of Warrant (3)
10.9	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (4)
10.10
Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (4)

10.11
Amendment No. 1 dated June 6, 2013 to the Asset Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Interconnect Systems Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (10)

10.12	Warrant to Purchase Common Stock issued by registrant to Marvin Rosen, dated July 31, 2002 (*)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

10.13
Amendment No. 1 dated June 6, 2013 to the Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (10)

10.14
Amendment No. 2 dated August 20, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (5)

10.15
Amendment No. 2 dated August 20, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (5)

10.16
Amendment No. 3 dated September 21, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (5)

10.17
Amendment No. 3 dated September 21, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (5)

10.18
Amendment No. 4 dated October 24, 2012 to the Asset Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Interconnect Services Group II LLC, Jonathan Kaufman, Lisa Kaufman as trustee of the JK Trust and Jonathan Kaufman as trustee of the LKII Trust (5)

10.19
Amendment No. 4 dated October 24, 2012 to the Membership Interest Purchase and Sale Agreement dated January 30, 2012 between the registrant, Fusion NBS Acquisition Corp., Network Billing Systems, LLC, Jonathan Kaufman and Christiana Trust as trustee of the LK Trust (5)

10.20	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (7)
10.20.1	Lease Modification Agreement, dated October 1, 2014, by and between 280 Holdings, LLC (successor in interest to Manchester Realty, LLC) and Fusion NBS Acquisition Corp (11)
10.21	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (5)
10.22	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III Praesidian Fund III Series B Note (5)
10.23	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.24	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.25	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (5)
10.26	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (5)
10.27
Intellectual Property Security Agreement dated as of October 29, 2012 by the registrant and Network Billing systems, LLC, in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (5)

10.28
Right of First Refusal Agreement dated as of October 29, 2012 by and among the registrant Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (5)

10.29	Management Rights Agreement dated as of October 29, 2012 by and among the registrant, Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III (5)
10.30	Management Rights Agreement dated as of October 29, 2012 by and among the registrant, Fusion NBS Acquisition Corp. and Praesidian Capital Opportunity Fund III-A (5)
10.31	Management Rights Agreement dated as of October 29, 2012 by and among the registrant, Fusion NBS Acquisition Corp., and Plexus Fund II, LP (5)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

10.32	Asset Purchase and Sale Agreement effective as of August 30, 2013 by and among the registrant, Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC; and Cypress Communications, LLC (6)
10.33
First Amendment to the Asset Purchase and Sale Agreement effective as of November 15, 2013 by and among the registrant, Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (7)

10.34
Second Amendment to the Asset Purchase and Sale Agreement effective as of December 16, 2013 by and among the registrant, Fusion Broadvox Acquisition Corp.; BroadvoxGo!, LLC,; and Cypress Communications, LLC (8)

10.35
Third Amendment to Securities Purchase Agreement is entered into as of December 16, 2013, by and among Fusion NBS Acquisition Corp, the registrant, Network Billing Systems, LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP, and Praesidian Capital Opportunity Fund III, LP as agent (9)

10.36	Form of Common Stock Purchase Warrant (9)
10.37	Form of Registration Rights Agreement (9)
10.38	Form of Series C Note (9)
10.39	Form of Series D Note dated December 31, 2013 (9)
10.40	Form of Management Rights Letter dated December 31, 2013 (9)
10.41	Form of Lenders’ Warrant dated December 31, 2013 (9)
10.42
Joinder Agreement dated as of December 31, 2013 by and among the registrant, Fusion NBS Acquisition Corp., Fusion BVX LLC in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P., and United Insurance Company Of America (9)

10.43	Assignment and Assumption Agreement dated as of December 31, 2013 by and among BroadvoxGo!, LLC, Cypress Communications, LLC, the registrant, and Fusion BVX, LLC (9)
10.44	Bill of Sale dated as of December 31, 2013 delivered by BroadvoxGo!, LLC and Cypress Communications, LLC (9)
10.45	Limited Trademark License Agreement dated as of December 31, 2013 by and among Broadvox, LLC; Fusion Telecommunications International, Inc. and Fusion BVX LLC (9)
10.46	Form of Series E Note, dated as of October 31, 2014 (11)
10.47
Agreement and Plan of Merger, dated as of October 15, 2014, by and among the registrant, Fusion PTC Acquisition Inc., PingTone Communications, Inc., the Majority Stockholders of PingTone Communications, Inc. and J Shelby Bryan, as Stockholders Representative (11)

10.48	Stock Purchase and Sale Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., Mitch Marks, Ron Kohn and Robert Marks (13)
10.49	Credit Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., and East West Bank and the Other Lenders from time to time party hereto (15)
10.50
Subordination Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., Praesidian Capital Opportunity Fund III, LP, and East West Bank (15)

10.51	Intercreditor and Subordination Agreement dated as of November 14, 2016 by and among Marvin Rosen, Fusion Telecommunications International, Inc. and East West Bank (15)
10.52	Pledge and Security Agreement dated as of November 14, 2016 by and among each of the Grantors Party thereto and East West Bank (15)
10.53
Guaranty dated as of November 14, 2016 from the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC and Apptix, Inc. to East West Bank (15)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

10.54
Intellectual Property Security Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., and East West Bank (15)

10.55
Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, by and among Fusion NBS Acquisition Corp., as borrower, the registrant, Network Billing Systems, L.L.C., Fusion BVX, LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Fidelity Access Networks, Inc., Apptix, Inc., Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (15)

10.56	Stock Purchase and Sale Agreement dated November 14, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc. and Apptix ASA (15)
10.57	Registration Rights Agreement dated as of November 14, 2016 by and between the registrant and Apptix ASA (15)
10.58	Common Stock Purchase Agreement dated November 14, 2016 by and among the registrant and the Purchasers (15)
10.59	Office Lease, as amended between Chagrin-Green, LLC and Fidelity Access Networks, LLC (1)
10.60	First Amendment to Lease Agreement dated as of August 2015 by and between Piedmont Center, 1-4 LLC and the registrant. (1)
14	Code of Ethics of registrant (11)
21.1	List of Subsidiaries (1)
23.1	Consent of EisnerAmper LLP(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2015, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2016, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2016 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fusion Telecommunications International, Inc.

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fusion Telecommunications International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 20, 2017

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,221,910	$7,540,543
Accounts receivable, net of allowance for doubtful accounts of
approximately $427,000 and $309,000, respectively	9,359,876	7,650,141
Inventory
Prepaid expenses and other current assets	1,160,184	1,618,603
Total current assets	17,741,970	16,809,287
Property and equipment, net	14,248,915	14,055,493
Security deposits	630,373	575,038
Restricted cash	27,153	165,123
Goodwill	35,689,215	27,060,297
Intangible assets, net	63,617,471	45,824,399
Other assets	77,117	9,808
Deferred tax asset	-	-
TOTAL ASSETS	$132,032,214	$104,499,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable - non-related parties	$2,979,167	$685,780
Obligations under asset purchase agreements - current portion	622,463	300,000
Equipment financing obligations	1,002,578	959,380
Escrow payable	-	-
Accounts payable and accrued expenses	19,722,838	13,129,225
Related party payable	-	-
Current liabilities from discontinued operations	-	-
Total current liabilities	24,327,046	15,074,385
Long-term liabilities:
Notes payable - non-related parties, net of discount	31,431,602	30,795,746
Notes payable - related parties	875,750	1,074,829
Term loan	60,731,204	24,728,762
Indebtedness under revolving credit facility	3,000,000	15,000,000
Obligations under asset purchase agreements	890,811	333,333
Equipment financing obligations	1,237,083	2,085,416
Derivative liabilities	348,650	953,005
Other long-term liabilities	-	-
Total liabilities	122,842,146	90,045,476
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
17,299 and 23,324 shares issued and outstanding	174	234
Common stock, $0.01 par value, 90,000,000 and 50,000,000 shares authorized,
20,642,028 and 12,788,971 shares issued and outstanding	206,422	127,890
Capital in excess of par value	192,233,032	184,859,082
Accumulated deficit	(183,249,560)	(170,533,237)
Total stockholders' equity (deficit)	9,190,068	14,453,969
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$132,032,214	$104,499,445

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015
Revenues	$122,045,320	$101,694,516
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	68,058,432	56,724,121
Gross profit	53,986,888	44,970,395
Depreciation and amortization	13,096,587	12,975,981
Selling general and administrative expenses (including stock-based compensation of $878,343 and $639,296 for the years ended
December 31, 2016 and 2015, respectively)	48,524,923	41,009,107
Impairment charge	-	-
Total operating expenses	61,621,510	53,985,088
Operating loss	(7,634,622)	(9,014,693)
Other (expenses) income:
Interest expense	(6,742,143)	(6,062,923)
Loss on extinguishment of debt	(214,294)	(2,720,355)
Gain on change in fair value of derivative liabilities	265,383	1,843,997
Loss on disposal of property and equipment	(129,119)	(37,444)
Other income, net	128,987	101,057
Total other expenses	(6,691,186)	(6,875,668)
Loss before income taxes	(14,325,808)	(15,890,361)
Income tax benefit	1,609,485	7,660,536
Net loss	(12,716,323)	(8,229,825)
Preferred stock dividends	(2,388,007)	(1,578,220)
Net loss attributable to common stockholders	(15,104,330)	(9,808,045)
Loss applicable to common stockholders:
Basic and diluted loss per common share:	$(0.98)	$(1.32)
Weighted average common shares outstanding:
Basic and diluted	15,406,184	8,873,766

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Deficit	Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2014	26,793	$268	7,345,028	$73,449	$175,519,459	$(162,303,412)	$13,289,764
Net loss						(8,229,825)	(8,229,825)
Conversion of preferred stock into common stock	(3,469)	(34)	782,550	7,826	(7,792)		-
Dividends on preferred stock			434,201	4,344	(4,344)		-
Proceeds from the sale of common stock			2,582,568	25,826	5,604,174		5,630,000
Conversion of related party note to common stock			137,615	1,376	298,624		300,000
Issuance of common stock in lieu of cash bonus			11,468	115	24,885		25,000
Settlement of outstanding debt with common stock			3,700	37	11,840		11,877
Exercise of lenders warrants			728,333	7,282	356,885		364,167
Common stock issued as part of purchase price -
Fidelity acquisition			696,508	6,965	1,493,035		1,500,000
Modification of previously issued warrants and
reclassification to stockholders' equity					678,400		678,400
Issuance of common stock for services rendered			67,000	670	244,620		245,290
Stock-based compensation associated with stock incentive plans					639,296		639,296
Balance at December 31, 2015	23,324	234	12,788,971	127,890	184,859,082	(170,533,237)	14,453,969
Net loss						(12,716,323)	(12,716,323)
Conversion of preferred stock into common stock	(6,025)	(60)	1,205,000	12,050	(11,990)		-
Dividends on preferred stock			1,140,568	11,406	(11,406)		-
Proceeds from the sale of common stock			2,213,700	22,137	2,323,009		2,345,146
Conversion of related party note to common stock			217,391	2,174	247,826		250,000
Adjustment for prior issuances and conversions of warrants					338,972		338,972
Adjustment for fractional shares			685	8	(8)		-
Cancellation of common stock issued to PingTone Sellers			(51,380)	(514)	(179,830)		(180,344)
Stock-based compensation associated with stock incentive plans					853,458		853,458
Issuance of common stock - Apptix acquisition			2,997,926	29,979	3,597,511		3,627,490
Issuance of restricted stock			55,000	550	99,000		99,550
Issuance of common stock for services rendered			74,167	742	117,408		118,150
Balance at December 31, 2016	17,299	$174	20,642,028	$206,422	$192,233,032	$(183,249,560)	$9,190,068

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,716,323)	$(8,229,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,096,587	12,975,981
Loss on extinguishment on debt	214,294	1,682,035
Loss on accounts receivable settlement exchanged for equipment	-	111,659
Deferred taxes	(1,669,485)	(7,710,536)
Loss on disposal of property and equipment	129,119	37,444
Bad debt expense	387,667	435,376
Stock-based compensation	878,343	639,296
Stock and warrants issued for services rendered or in settlement of liabilities	118,150	245,290
Amortization of debt discount and deferred financing fees	663,046	849,307
Gain in the change in fair value of derivative liability	(265,383)	(1,843,997)
Changes in operating assets and liabilities:
Accounts receivable	190,467	(883,253)
Prepaid expenses and other current assets	585,928	(22,351)
Other assets	(31,678)	(444,661)
Accounts payable and accrued expenses	(1,254,445)	2,005,632
Net cash provided by (used in) operating activities	326,287	(152,603)

Cash flows from investing activities:
Purchase of property and equipment	(4,766,214)	(3,440,450)
Proceeds from the sale of property and equipment	234,753	35,469
Payment for acquisitions, net of cash acquired	(23,273,892)	(28,457,739)
Refunds of purchase price from acquisitions	262,683	-
Payment of security deposits	(55,335)	-
Change in restricted cash	137,970	999,258
Net cash used in investing activities	(27,460,035)	(30,863,462)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	2,345,146	5,630,000
Proceeds from notes payable - non-related parties	-	9,000,000
Proceeds from term loan	65,000,000	25,000,000
Proceeds from revolving debt	3,000,000	15,000,000
Repayments of term loan	(25,000,000)
Repayments of revolving debt	(15,000,000)
Payments for obligations under asset purchase agreements	(641,665)
Proceeds from accounts receivable factoring arrangement	-	1,789,094
Repayments of borrowings to accounts receivable factoring arrangement	-	(1,789,094)
Payments on equipment financing obligations	(993,632)	(887,864)
Payment of financing fees	(1,323,250)	(623,745)
Repayments of notes payable - non-related parties	(571,484)	(21,006,466)
Net cash provided by financing activities	26,815,115	32,111,925
Net change in cash and cash equivalents	(318,633)	1,095,860
Cash and cash equivalents, beginning of year	7,540,543	6,444,683
Cash and cash equivalents, end of year	$7,221,910	$7,540,543

 The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

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

Note 2.
Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of Fusion and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to recognition of revenue, allowance for doubtful accounts; fair value measurements of its financial instruments; useful lives of its long-lived assets used in computing depreciation and amortization; impairment assessment of goodwill and intangible assets; accounting for stock options and other equity awards, particularly related to fair value estimates, accounting for income taxes, contingencies, and litigation. Changes in the facts or circumstances underlying these estimates could result in material changes, and actual results could differ from those estimates. These changes in estimates are recognized in the period they are realized.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year’s presentation. Specifically, approximately $1.2 million of deferred loan costs that had been included within Other assets on the Company’s consolidated balance sheets is now retrospectively reflected for all periods presented as a reduction to the carrying amount of the underlying debt upon the adoption of ASU 2015-03, and the amounts due to the Root Axcess seller are now reflected in Obligations under asset purchase agreements. In addition, the loss on disposal of property and equipment of approximately $37,000 is now separately identified from Other income (expense) in the accompanying consolidated statement of operations. The reclassifications had no impact on results of operations as previously reported.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. As of December 31, 2016 and 2015, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash

Restricted cash consists of certificates of deposit that serve to collateralize outstanding letters of credit.  Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

At December 31, 2016 and 2015, the Company had certificates of deposit collateralizing a letter of credit aggregating to approximately $27,000 and $165,000, respectively. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

Under the terms of the Company’s Amended and Restated Secured Credit Agreement, dated as of December 8, 2015 with Opus Bank (the “Amended Credit Facility”) and the Fourth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of December 8, 2015, with Praesidian Capital Opportunity Find III, LP and other lenders (the “Fourth Amended SPA”), the Company is no longer required to maintain a cash reserve of $1 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured.  The Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends.  The provisions for revenue adjustments are recorded as a reduction of revenue when the revenue is recognized. Below is a summary of the provisions against revenue for the years ended December 31, 2016 and 2015:
	Balance at Beginning of Period	Additions to Reserve	Posted Credits and other Adjustments	Balance at End of Period
Year ended December 31, 2016	$223,045	2,494,986	2,415,951	$302,080

Year ended December 31, 2015	$312,187	1,852,168	1,941,310	$223,045

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

Carrier Services revenue is primarily derived from usage fees charged to other carriers that terminate voice traffic over the Company’s network.  Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration. It is recognized upon completion of the call, and is adjusted to reflect the Company’s allowance for billing adjustments.  Revenue for each customer is calculated from information received through the Company’s network switches.  The Company’s customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates.  This software provides the Company with the ability to complete a timely and accurate analysis of revenue earned in a period.  The Company believes that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2016 and 2015 (in thousands):

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

	Balance at Beginning of Period	Additions - Charged to Expense	Deductions - Write-offs, Payments and other Adjustments	Balance at End of Period
Year ended December 31, 2016	$309	388	270	$427

Year ended December 31, 2015	$245	435	371	$309

Business Combinations

Business combinations are accounted for using the purchase method of accounting, whereby the purchase price of the acquisition, including the fair value of contingent consideration, is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The results of operations of all business acquisitions are included in our Consolidated Financial Statements from the date of acquisition.

Goodwill as of the acquisition date, if any, is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, to the extent the Company identifies adjustments to the purchase price or the purchase price allocation, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

All transaction costs incurred in connection with a business combination are expensed as incurred and are reflected in selling, general and administrative expense in the accompanying consolidated statements of operations.

Debt Issuance Costs

Costs incurred for the issuance of debt are reflected as a reduction in the carrying amount of the debt and are accreted as interest expense over the life of the debt using the interest method.

Goodwill

Goodwill is the excess of the acquisition cost of a business combination over the fair value of the identifiable net assets acquired. Goodwill at December 31, 2016 and 2015 was $36.7 million and $27.1 million, respectively.  All of the Company’s goodwill is attributable to its Business Services segment.

The following table presents the changes in the carrying amounts of goodwill during the years ended December 31, 2016 and 2015:

Balance at December 31, 2014	$10,397,460
RootAxcess acquisition*	159,866
Fidelity acquisition*	16,502,971
Balance at December 31, 2015	27,060,297
Fidelity purchase price adjustment	134,216
TFB acquisition*	993,637
Apptix acquisition*	7,091,065
TOG acquistion*	410,000
Balance at December 31, 2016	$35,689,215
* - See note 5 for discussion of acquisitions

Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

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

The Company performed a quantitative impairment analysis on its goodwill as of December 31, 2016 and qualitative evaluation as of December 31, 2015 and determined that goodwill was not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  The Company did not record any impairment charges for the years ended December 31, 2016 and 2015, as there were no indicators of impairment.

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

The Company capitalizes a portion of its payroll and related costs for the development of software for internal use and amortizes these costs over three years.  During the years ended December 31, 2016 and 2015, the Company capitalized costs pertaining to the development of internally used software in the amount of $1.2 million and $0.9 million, respectively.

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
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2016 and 2015, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short maturities.

Derivative Financial Instruments

The Company accounts for equity and equity indexed instruments with down round provisions issued in conjunction with the issuance of debt or equity securities of the Company in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  For warrant instruments that are not deemed to be indexed to Fusion’s common stock, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations (see notes 17 and 18).  The fair values of the warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock (see notes 17 and 18).

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

Advertising and Marketing

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services.  Advertising and marketing expenses were $0.7 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2016 and 2015.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2012 and for previous periods as it relates to the Company’s net operating loss carryforward.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

No interest expense or penalties have been recognized as of December 31, 2016 and 2015.  During the years ended December 31, 2016 and 2015, the Company recognized no adjustments for uncertain tax positions.

Factoring of accounts receivable

During the year ended December 31, 2015, the Company had a factoring agreement with Prestige Capital Corporation (“Prestige”).  Under the terms of the agreement, upon receipt and acceptance of each transfer of accounts receivable Prestige advanced the Company up to 75% of the net face value of the accounts receivable or 65% of the net face value of any unbilled yet earned amounts associated with the accounts receivable. The Company paid a discount fee which was deducted from the face value of the accounts receivable. The discount fee was based on the number of days the accounts receivable is outstanding from the date of the advance. For the years ended December 31, 2016 and 2015, the Company recognized discount fees on the transfer of the accounts receivable of $0 and approximately $40,000, respectively. These amounts are recorded in Other (expenses) income in the accompanying consolidated statements of operations. During the year ended December 31, 2015, the Company factored $1.8 million of accounts receivable under this agreement. The Prestige agreement was terminated in 2016 and there were no transfers of receivables to Prestige during the year ended December 31, 2016.

In accordance with ASC 860, ‘Transfers and Servicing’, the Company recognizes the accounts receivable and the associated liability when the accounts receivable were transferred to Prestige, and derecognizes the accounts receivable and the liability upon receipt of collections of the transferred receivables by Prestige.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-2, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right –to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance became effective for interim and annual reporting periods beginning after December 15, 2015. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance became effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted this guidance retrospectively for all periods presented and reclassified the debt issuance costs in the accompanying consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

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

Note 3. Loss per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders, adjusted by approximately $1.9 million for the gain on the fair value of the Company’s derivative liability for the year ended December 31, 2015 that was attributable to 728,333 outstanding warrants with a nominal exercise price and dividends paid on Fusion’s preferred stock, by (ii) the weighted-average number of shares of common stock outstanding during the period, increased by the number of shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2016, and 2015:
	Year Ended December 31,
	2016	2015
Numerator
Net loss	$(12,716,323)	$(8,229,825)
Undeclared dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(404,706)	(403,600)
Dividends declared on Series B-2 Convertible Preferred Stock	(1,983,301)	(1,174,620)
Gain on derivative warrants	-	(1,930,083)
Net loss attributable to common stockholders	$(15,104,330)	$(11,738,128)

Denominator
Basic and diluted weighted average common shares outstanding	15,406,184	8,873,766

Loss per share
Basic and diluted	$(0.98)	$(0.92)

For the years ended December 31, 2016 and 2015, the following outstanding securities were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Year Ended December 31,
	2016	2015
Warrants	2,902,862	3,011,760
Convertible preferred stock	2,628,389	3,825,942
Stock options	2,183,723	1,158,251
	7,714,974	7,995,953

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-4 Preferred Stock (collectively, the “Series A Preferred Stock”) of $0.4 million for the years ended December 31, 2016 and 2015.  As of December 31, 2016, Fusion’s Board of Directors had not declared any dividends on the Series A Preferred Stock, and the Company had accumulated $4.7 million of preferred stock dividends. These dividends could be paid, at the Company’s option, either in cash or, in 84,729 shares of Fusion’s common stock, based on the respective conversion prices of the Series A Preferred Stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Fusion’s Board of Directors declared a dividend of $2.0 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively, related to the Company’s Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”), which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 1,140,568 and 434,201 shares of Fusion’s common stock. The dividends paid in 2016 include an additional $1.2 million in dividends paid in the form of 666,667 shares of Fusion’s common stock to a holder of 5,000 shares of Series B-2 Preferred Stock in connection with the holder’s agreement to convert all of its Series B-2 Preferred Stock holdings into shares of Fusion’s common stock.

Note 4. Stock-Based Compensation

The Company's stock-based compensation plan provides for the issuance of stock options to the Company’s employees, officers, and directors. The Compensation Committee of Fusion’s Board of Directors approves all awards that are granted under the Company's stock-based compensation plan.

The Company's 2016 Equity Incentive Plan, ratified by the Company’s stockholders on October 28, 2016, reserves a number of shares of common stock equal to 10% of the Company’s shares outstanding from time to time on a fully diluted basis. The plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance share units to employees, officers, non-employee directors of, and consultants to the Company. Options under the plan typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

The following table summarizes the stock option activity under our stock plans for the years ended December 31, 2016 and 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2014	607,877	$8.00	8.08 years
Granted	614,730	2.44
Exercised	-	-
Forfeited	(53,280)	3.81
Expired	(11,076)	32.71
Outstanding at December 31, 2015	1,158,251	4.96	8.43 years
Granted	1,135,650	1.31
Exercised	-	-
Forfeited	(89,826)	2.51
Expired	(20,352)	69.46
Outstanding at December 31, 2016	2,183,723	2.56	8.56 years
Exercisable at December 31, 2016	689,963	4.52	6.85 years

The Company recognized compensation expense of $853,458 and $639,296 related to stock options for the years ended December 31, 2016 and 2015, respectively.  These amounts are included in selling, general, and administrative expenses in the consolidated statements of operations.

The following weighted average assumptions were used to determine the fair value of the stock options granted under the Company’s stock-based compensation plan using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2016	2015
Dividend yield	0.0%	0.0%
Expected volatility	92.40%	132.99%
Average Risk-free interest rate (%)	1.21-2.23	1.78-2.25
Expected life of stock option term (years)	6.86-8.00	8.43

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

The following table summarizes additional information regarding outstanding and exercisable options under the stock option plans at December 31, 2016:

Stock Options Outstanding					Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Price	Aggregate intrinsic Value
$1.26 to $1.91	1,130,250	9.64	$1.31		-	-	$-
$1.93 to $2.94	421,950	8.73	2.14		186,995	8.71	2.12
$3.00 to $4.50	496,813	7.22	3.83		375,818	7.00	3.91
$4.70 to $7.50	106,440	4.69	5.89		98,880	4.50	5.84
$9.00 to $15.50	15,530	1.25	15.43		15,530	1.25	15.43
$19.50 to $34.50	12,730	0.25	34.38		12,730	0.25	34.38
$37.50 to $37.50	10	0.31	37.50		10	0.31	37.50
	2,183,723	8.56	2.56	$242,945	689,963	6.85	4.52	$196,587

The weighted-average estimated fair value of stock options granted was $1.08 and $2.44 during the years ended December 31, 2016 and 2015, respectively.  No stock options were exercised during the years ended December 31, 2016 and 2015.  As of December 31, 2016, there was approximately $1.9 million of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted-average period of 2.26 years.

During the year ended December 31, 2016, the Company issued 55,000 shares of restricted stock to an employee valued at $99,950, which vests over a three year period. The Company recognized compensation expense in connection with this grant in the approximate amount of $25,000 for the year ended December 31, 2016.

Note 5. Acquisitions

Apptix

On November 14, 2016, Fusion NBS Acquisition Corp. (“FNAC”), a subsidiary of Fusion, entered into a Stock Purchase and Sale Agreement (the “Apptix Purchase Agreement”) with Apptix, ASA (the “Seller”), pursuant to which FNAC acquired all of the issued and outstanding capital stock of Apptix, Inc., a wholly-owned subsidiary of the Seller (“Apptix”). Apptix provided cloud-based communications, collaboration, virtual desktop, compliance, security and cloud computing solutions to approximately 1,500 business customers across the U.S.

The purchase price paid by FNAC for Apptix was $26.7 million, including an adjustment for the closing date cash on hand. The purchase price was paid with (i) $23,063,484 in cash, and (ii) 2,997,926 shares of Fusion’s common stock (the “Seller Shares”), valued at $1.21 per share. The cash portion of the purchase price was funded through a new senior secured facility entered into simultaneous with the Apptix acquisition (see note 14).

Fusion has agreed, on or prior to November 14, 2017, at its expense (i) to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) to register resale of the Seller Shares on behalf of the Seller (and, if applicable, distribution of the Seller Shares to the shareholders of the Seller), (ii) to cause the registration statement to become effective no more than 90 days following the date it is filed (120 days under certain circumstances), and (iii) to maintain the effectiveness of the registration statement for up to two years. Notwithstanding the foregoing, the Seller has agreed to use its reasonable efforts to obtain an agreement from certain of its shareholders, not to sell any such Seller Shares, including under the registration statement, prior to November 14, 2017.

Upon acquisition, Apptix became a wholly-owned subsidiary of FNAC. The acquisition was accounted for as a business combination. The preliminary allocation of the purchase price as of the acquisition date is as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Cash	$67,071
Accounts receivable	2,207,024
Prepaid expenses and other current assets	620,270
Property and equipment	2,878,877
Deferred tax liability	(1,633,853)
Covenant not to compete	1,417,000
Customer contracts	20,948,000
Accrued liabilities	(6,904,479)
Goodwill	7,091,065
Total purchase price	$26,690,975

The customer relationship intangible assets have estimated useful lives of 5 to 15 years, and the non-compete agreement has a useful life of one year.

The results of operations of Apptix are reflected in the Company’s consolidated statement of operations effective November 14, 2016.  The following table provides certain unaudited pro forma financial information for the Company for the years ended December 31, 2016 and 2015 as if the acquisition of Apptix had been consummated effective as of January 1, 2015 (in millions):

	2016	2015
Revenues	$141.3	$136.1
Net loss	$(16.5)	$(16.6)

Technology for Business

On March 31, 2016, the Company completed the acquisition of substantially all of the assets of Technology for Business Corporation (“TFB”), a provider of contact center solutions, for an estimated purchase price of $1.3 million consisting of $277,281 in cash and a royalty fee equal to ten percent of the collected monthly recurring revenues derived from sales of the cloud version of the proprietary call center software and maintenance services. The estimated royalty fee of $1,111,606 was recognized as a non-current liability in the condensed consolidated balance sheet and will be paid on a quarterly basis, commencing as of the first full calendar quarter following the second anniversary of the closing date of this acquisition. The aggregate purchase price was allocated to the fair value of the assets acquired and liabilities assumed as follows:

Accounts receivable, net	$80,845
Prepaid expenses and other current assets	5,535
Proprietary technology	889,000
Covenant not to compete	8,000
Customer contracts	99,000
Current liabilities	(687,130)
Accrued royalty	(1,111,606)
Goodwill	993,637
Total cash purchase price	$277,281

The acquisition of the assets of TFB did not have a material effect on the Company’s results of operations or financial condition.

Technology Opportunity Group

On November 18, 2016, the Company entered into an agreement with Technology Opportunity Group and an affiliated company (collectively, “TOG”) in which the Company agreed to assume TOG’s obligations to provide services to a list of specified customers of TOG. In exchange for the transfer of these customer contracts, the Company will make a cash payment to TOG in an amount equal to twice the customer’s gross monthly revenue. The required payment will be paid out in 18 equal monthly installments, commencing with the customer’s first full month of billing by the Company. The required monthly payment is subject to adjustment in the event that the monthly revenue from the customer increases or decreases by specified amounts. In connection with this agreement, the Company recognized a payable to TOG and corresponding goodwill in the amount of $0.4 million. This acquisition did not have a material effect on the Company’s results of operations or financial condition.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Fidelity

In a two-step transaction completed in December 2015 and February 2016, FNAC acquired all of the outstanding equity securities of Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Fidelity Access Networks, Inc., and Fidelity Telecom, LLC (hereinafter collectively referred to as “Fidelity”). Fidelity provides customers with a suite of cloud based services, including cloud voice, cloud connectivity, cloud computing and cloud storage.

The purchase price paid to Fidelity shareholders was $29.9 million, consisting of $28.4 million in cash and 696,508 shares of Fusion’s common stock valued at $1.5 million (based upon the volume weighted average price of the common stock over a ten trading day period ending four trading days prior to the closing date). The acquisition was funded through borrowings under a credit facility of approximately $27.5 million and cash on hand of approximately $0.9 million. At closing, $1.5 million of the cash portion of the purchase price was placed into escrow to protect the Company against any breaches in the sellers’ representations, warranties and covenants in the purchase agreement, to be released in accordance with the terms of the related escrow agreement.

The allocation of the purchase price as of the acquisition date is as follows:

Cash	$503,059
Accounts receivable, net	273,809
Prepaids	44,735
Property and equipment	1,111,699
Covenant not to compete	618,000
Customer contracts	19,243,000
Accrued liabilities	(692,606)
Deferred tax liability	(7,710,536)
Goodwill	16,502,971
Total purchase price	$29,894,133

The amount of goodwill recognized is primarily attributable to the expected contributions of Fidelity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. None of the goodwill or intangible assets recognized is expected to be deductible for income tax purposes. The intangible assets subject to amortization consist of customer relationships and non-compete agreements, with an estimated useful life of 14 and 5 years, respectively. During the year ended December 31, 2016, $0.4 million of the foregoing escrowed portion of the purchase price was remitted back to the Company, resulting in a decrease in the purchase price and a corresponding reduction in goodwill. Also during the year ended December 31, 2016, the Company increased goodwill by $0.5 million due to changes in the estimated fair values of assets and liabilities at acquisition.

The results of operations of Fidelity are reflected in the Company’s consolidated statement of operations effective December 8, 2015.  The following table provides certain unaudited pro forma financial information for the Company for the year ended December 31, 2015 as if the acquisition of Fidelity had been consummated effective as of January 1, 2015 (in millions):

2015

Revenues	$119.2
Net loss	$(6.9)

RootAxcess

In September 2015, the Company acquired the customer base, technology platform, infrastructure and certain other assets of RootAxcess (“RootAxcess”), for an aggregate purchase price of $1.2 million, payable in either cash or in a mix of cash and, at the Company’s election, in up to $300,000 in shares of Fusion’s common stock.  Of the $1.2 million purchase price, $0.7 million was held by the Company against potential claims arising from breaches of representation and warranties, of which $0.2 million and $0.6 million is reflected in Obligations under asset purchase agreements in the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

The aggregate purchase price was allocated to the fair value of the assets acquired as follows:

Covenant not to compete	$232,943
Customer contracts/relationships	747,381
Fixed assets acquired	59,810
Goodwill	159,866
Purchase price	$1,200,000

All of the forgoing acquisitions are included as part of the Business Services business segment (See Note 12).

Note 6. Intangible Assets

All of the Company’s identifiable intangible assets are associated with its Business Services segment and as of December 31, 2016 and 2015 are comprised of:

	December 31, 2016			December 31, 2015

	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks and tradename	$1,093,400	$(501,982)	$591,418	$1,093,400	$(331,651)	$761,749
Proprietary technology	6,670,000	(4,036,915)	2,633,085	5,781,000	(2,756,433)	3,024,567
Non-compete agreement	12,128,043	(9,891,892)	2,236,151	10,703,043	(9,220,255)	1,482,788
Customer relationships	65,948,181	(7,827,697)	58,120,484	44,888,181	(4,412,819)	40,475,362
Favorable lease intangible	218,000	(181,667)	36,333	218,000	(138,067)	79,933
Total acquired intangibles	$86,057,624	$(22,440,153)	$63,617,471	$62,683,624	$(16,859,225)	$45,824,399

Aggregate amortization expense for each of the five years subsequent to December 31, 2016 is expected to be as follows:

Year	Amortization Expense
2017	$8,471,187
2018	6,425,463
2019	5,441,731
2020	5,401,348
2021	5,226,981

Note 7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2016 and 2015 are as follows:

	2016	2015
Insurance	$160,262	$93,040
Rent	5,389	101,916
Marketing	74,665	109,455
Software subscriptions	419,431	498,078
Due from seller of Fidelity	-	425,963
Due from factoring party	-	26,018
Due from seller of TOG	75,975	-
Comisssions	159,146	20,805
Other	265,316	343,328
Total	$1,160,184	$1,618,603

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2016 and 2015:

	2016	2015
Trade accounts payable	$6,358,548	$1,101,393
Accrued license fees	2,881,331	-
Accrued sales and federal excise taxes	2,863,363	2,204,098
Deferred revenue	1,874,641	1,157,036
Accrued network costs	1,416,000	3,423,483
Accrued sales commissions	819,106	981,121
Property and other taxes	581,956	534,388
Accrued payroll and vacation	421,733	555,493
Customer deposits	365,249	358,227
Interest payable	304,409	32,221
Credit card payable	265,985	384,257
Accrued USF fees	249,825	494,852
Accrued bonus	249,361	700,000
Professional and consulting fees	164,878	274,205
Rent	127,781	82,894
Other	778,672	845,557
Total	$19,722,838	$13,129,225

Note 9. Property and Equipment

At December 31, 2016 and 2015, property and equipment is comprised of the following:

	2016	2015
Network equipment	$13,716,468	$7,875,478
Furniture and fixtures	421,689	292,451
Computer equipment and software	5,868,370	7,290,577
Customer premise equipment	9,695,643	9,121,788
Vehicles	55,884	55,884
Leasehold improvements	1,188,207	1,073,631
Assets in progress	383,137	190,749
Total	31,329,398	25,900,558
Less: accumulated depreciation	(17,080,483)	(11,845,065)
Total	$14,248,915	$14,055,493

Depreciation expense was $7.5 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, $3.2 million and $3.0 million, respectively, of the Company’s property and equipment were financed under capital leases.

Note 10. Equipment Financing Obligations

During the years ended December 31, 2016 and 2015, the Company entered into several equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in the Company’s operations.  These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

The Company’s equipment financing obligations at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
Equipment financing obligations	$2,239,661	$3,044,796
Less: current portion	(1,002,578)	(959,380)
Long-term portion	$1,237,083	$2,085,416

The estimated principal payments under capital lease agreements for the years ending subsequent to December 31, 2016 are as follows:

Year ending December 31:	Principal
2017	$1,002,578
2018	958,845
2019	268,044
2020	10,194
$2,239,661

Note 11.     Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2016 and 2015 is as follows:

Supplemental Cash Flow Information	2016	2015
Cash paid for interest	$5,806,910	$5,064,880
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	$188,497	$1,440,816
Dividend on Series B-2 preferred stock paid with the issuance of Fusion common stock	$1,983,301	$1,174,620
Obligations under asset purchase agreements	$1,521,606	$633,333
Equipment received in exchange for settlement of accounts receivable	$-	$105,570
Common stock issued for acquisitions	$3,627,490	$1,500,000
Common stock issued in settlement of debt - related party	$-	$300,000
Common stock issued in lieu of cash bonus	$-	$25,000
Common stock issued to settle oustanding accounts payable	$-	$11,877

Note 12. Obligations Under Asset Purchase Agreements

In connection with the purchase of assets of RootAxcess, the Company held back $0.7 million of the purchase price against potential claims arising from breaches of representation and warranties. Of such amount, $0.4 million is to be paid to the seller in six equal monthly installments of $66,667 on the three, six, nine, twelve, fifteen and eighteen month anniversary of the closing date.  In addition, the Company held back $0.3 million to be paid in three equal installments of $100,000 on each of the twelve, fifteen, and eighteen month anniversary of the closing date.  To the extent there is an unresolved claim notice pending (as defined in the asset purchase agreement), the monthly installment payable to seller immediately following the delivery of such claim notice may at the Company’s reasonable discretion be reduced by the amount in dispute under the claim notice and such amount will continue to be held by the Company until the claim is resolved, at which point, the Company will disburse the withheld amount in accordance with such resolution. During the years ended December 31, 2016 and 2015, the Company made payments of $466,665 and $66,667, respectively, to the sellers in connection with the terms of the holdback agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

In connection with the purchase of the assets of TFB in March 2016, the Company recorded a contingent liability of $1,111,606 (see Note 5). The contingent liability was based on a royalty fee equal to ten percent of the collected monthly recurring revenues to be derived from the sale of the cloud version of the proprietary call center software and maintenance services. In accordance with the terms of the asset purchase agreement, the royalty fees will be paid on a quarterly basis, commencing as of the first full calendar quarter following the second anniversary of the closing date of this acquisition or March 31, 2018, and will continue for a period of 31 calendar quarters. In addition, a portion of the salary paid to the sellers for a period of two years following the acquisition date constitutes an advance against any royalty fee owed to the sellers. At December 31, 2016, the outstanding balance of the royalty fee is $936,606. There were no changes to the contingent liability based on our evaluation of the factors used to determine the fair value of the purchase price.

In connection with the purchase of TOG in November of 2016, the Company recognized a liability in the amount $0.4 million as of December 31, 2016.

Note 13.     Secured Credit Facilities

At December 31, 2016 and 2015, secured credit facilities are comprised of the following:

	December 31,	December 31,
	2016	2015
Term loan	$65,000,000	$25,000,000
Less:
Deferred financing fees	(1,289,629)	(271,238)
Current portion	(2,979,167)
Term loan - long-term portion	$60,731,204	$24,728,762

Indebtedness under revolving credit facility	$3,000,000	$15,000,000

On August 28, 2015, FNAC entered into a $40.0 million Credit Facility with Opus Bank, which facility was amended and restated in December 2015 (the “Amended Credit Facility”). The Amended Credit Facility consisted of a $15.0 million, four-year revolving credit facility, and a $25.0 million, five-year term loan. The maturity date of amounts borrowed under the credit facility was August 28, 2019, and the maturity date of any amounts borrowed under the term loan was August 28, 2020.

As of December 31, 2015, the Company had borrowed $15.0 million under the Amended Credit Facility and $25.0 million under the term loan.  The proceeds from this credit facility were used to retire approximately $11.0 million of notes held by Plexus Fund II, L.P., Plexus Funds III, L.P. and Plexus Fund QP III, L.P. (“Plexus”) and $28.0 million to fund our purchase of the assets of RootAxcess and the stock of Fidelity (see Note 5).

On November 14, 2016, contemporaneously with the Apptix acquisition (see note 5), FNAC entered into a new credit agreement (the “East West Credit Agreement”) with East West Bank and Opus (collectively with East West Bank, the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended the Company (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire the $40 million outstanding under the Amended Credit Facility, and to fund the cash portion of the purchase price of the Apptix acquisition. In connection with the retirement of the Amended Credit Facility, FNAC recognized a loss on the extinguishment of debt in the amount of $0.2 million.

Borrowings under the East West Credit Agreement are evidenced by promissory notes bearing interest at rates computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by FNAC. Interest on borrowings that FNAC designates as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that FNAC designates as “LIBOR rate” loans bear interest at the LIBOR rate of interest published by the Wall Street Journal, plus 5% per annum.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

The Company is required to repay the term loan in equal monthly payments of $270,833 commencing January 1, 2017 and continuing until January 1, 2018, when monthly payments increase to $541,667, until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. At December 31, 2016, $3.0 million was outstanding under the revolving credit facility.

In conjunction with the execution of the East West Credit Agreement, the Company and the East West Lenders also entered into (i) an IP Security Agreement under which the Company has pledged intellectual property to the East West Lenders to secure payment of the East West Credit Agreement, (ii) Subordination Agreements under which certain creditors of the Company and the East West Lenders have established priorities among them and reached certain agreements as to enforcing their respective rights against the Company, and (iii) a Pledge and Security Agreement under which Fusion and FNAC have each pledged its equity interest in its subsidiaries to the East West Lenders.

Under the East West Credit Agreement:

●
The Company is subject to a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to its obligations to the East West Lenders, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.
●

●
The Company is required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization; and its failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of its indebtedness.

●
The Company granted the lenders security interests on all of its assets, as well as the capital stock of FNAC and each of its subsidiaries.

●
Fusion and its subsidiaries (and future subsidiaries of both) have guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

At December 31, 2016, the Company was in compliance with all of the financial covenants contained in the East West Credit Agreement.

Note 14.    Notes Payable – Non-Related Parties

At December 31, 2016 and 2015, notes payable – non-related parties are comprised of the following:

	December 31,	December 31,
	2016	2015
Subordinated notes	$33,588,717	$34,160,200
Discount on subordinated notes	(1,368,629)	(1,697,091)
Deferred financing fees	(788,486)	(981,553)
Total notes payable - non-related parties	31,431,602	31,481,556
Less: current portion	-	(685,780)
Long-term portion	$31,431,602	$30,795,776

On August 28, 2015, simultaneously with the execution of the original Credit Facility with Opus Bank (see Note 13), the Company executed the Third Amended and Restated Securities Purchase Agreement and Security Agreement (the “Third Amendment”) with Praesidian. Under the Third Amendment, approximately $11.0 million of the notes held by Plexus were paid in full with borrowings under the Amended Credit Facility, and $9.0 million of the notes held by Plexus were paid using the proceeds from the sale of Series F senior notes in the aggregate principal amount of $9.0 million, bearing interest at 10.8% annually and having a maturity date of February 28, 2021. Additionally, the maturity date of the remaining notes was extended to February 28, 2021, and the continuing lenders agreed to subordinate their notes to borrowings extended under the Amended Credit Facility.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

As a result of the retirement of the notes held by Plexus, the Company recorded a loss on extinguishment of debt of $2.7 million in the year ended December 31, 2015, substantially consisting of unamortized discount. The Company pays interest monthly at a rate of 10.8%, and recognized interest expense of approximately $4.6 million during 2015.

On December 8, 2015, the Company executed the Fourth Amended and Restated Securities Purchase Agreement and Security Agreement, (the “Fourth Amendment”), which amended the Third Amendment to (i) provide the consent of the continuing lenders to the acquisition of Fidelity (ii) joined Fidelity as a guarantor and credit party under the Fourth Amended SPA, and (iii) modifying or eliminating certain of the financial covenants contained in the Third Amendment, specifically the requirement to maintain a minimum unencumbered cash bank balance of $1.0 million at all times effective as of December 31, 2015.

On November 14, 2016, FNAC, Fusion and Fusion’s subsidiaries other than FNAC entered into the Fifth Amended and Restated Securities Purchase Agreement (the “Restated Purchase Agreement”) with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (collectively, the “Praesidian Lenders”). The Restated Purchase Agreement amends the Fourth Amendment, pursuant to which FNAC previously sold its Series A, Series B, Series C, Series D, Series E and Series F senior notes in an aggregate principal amount of $33.6 million (the “SPA Notes”).

The Restated Purchase Agreement amends the Fourth Amendment to (i) provide the Praesidian Lenders’ consent to the acquisition of Apptix, (ii) join Apptix as a guarantor and credit party under the Restated Purchase Agreement, (iii) modify certain financial covenants contained in the Fourth Amendment such that the covenants are now substantially similar to those contained in the East West Credit Agreement, and (iv) extend the maturity date of the SPA Notes to May 12, 2022. The Praesidian Lenders also entered into a subordination agreement with the East West Lenders pursuant to which the Praesidian Lenders have subordinated their right to payment under the Restated Purchase Agreement and the SPA Notes to repayment of the Company’s obligations under the East West Credit Agreement.

Except as described in the preceding paragraph, the Restated Purchase Agreement contains substantially the same terms and conditions as the Fourth Amendment. For the year ended December 31, 2016, the Company was in compliance with all of the financial covenants contained in the Restated Purchase Agreement.

Note 15. Notes Payable-Related Parties

At December 31, 2016 and 2015, components of notes payable – related parties are comprised of the following:

	December 31,	December 31,
	2016	2015
Notes payable to Marvin Rosen	$928,081	$1,178,081
Discount on notes	(52,331)	(103,252)
Total notes payable - related parties	$875,750	$1,074,829

The note payable to Marvin Rosen, Fusion’s Chairman of the Board, is subordinated to borrowings under the East West Credit Agreement and the Restated Purchase Agreement. This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Company’s obligations under the East West Credit Agreement and the Restated Purchase Agreement are paid in full.

For the years ended December 31, 2016 and 2015, the Company paid interest on the notes payable to Mr. Rosen in the amount of $0.1 million. During the year ended December 31, 2016, Mr. Rosen converted $250,000 of the outstanding notes into 217,391 shares Fusion’s common stock in conjunction with Fusion’s private placement of common stock in November of 2016 (see note 16).

During the year ended December 31, 2015, Mr. Rosen converted $0.3 million of his outstanding notes into 137,615 shares of Fusion’s common stock at conversion price of $2.18 per share of common stock, the closing bid price of Fusion’s common stock on December 4, 2015.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Note 16. Equity Transactions

Common Stock

On October 28, 2016, Fusion’s Stockholders ratified an amendment to the Company’s Certificate of incorporation to increase the number of authorized common shares to 90,000,000.

During the year ended December 31, 2016, 6,025 shares of Series B-2 Preferred Stock were converted into 1,205,000 shares of common stock. Also during the year ended December 31, 2016, the Fusion’s Board of Directors declared dividends of $2.0 million on outstanding shares of Series B-2 Preferred Stock, which were paid in the form of 1,140,568 shares of common stock as permitted by the terms of the Series B-2 Preferred Stock.

On November 16, 2016, Fusion sold an aggregate of 2,213,700 shares of common stock to 20 accredited investors in a private placement transaction, and received net proceeds of $2.3 million. In connections with this transaction, Mr. Rosen converted $250,000 of his outstanding notes into 217,391 shares of common stock.

During the year ended December 31, 2016, 51,380 shares of common stock previously issued to the sellers in a 2014 business acquisition were cancelled by mutual agreement between the Company and the sellers. Also during the year ended December 31, 2016, 55,000 shares of restricted common stock valued at $0.1 million were issued to one of Fusion’s executive officers and 74,167 shares of common stock valued at $0.1 million were issued to a third party for services rendered.

On November 14, 2016, Fusion issued to 2,997,926 shares of common stock as partial consideration in the Apptix acquisition transaction.

On December 8, 2015, Fusion sold approximately 2.6 million shares of its common stock for aggregate proceeds of $5.6 million. In addition, during 2015, 137,615 shares of Fusion’s common stock were issued to Marvin Rosen upon conversion of $0.3 million of his outstanding notes (see note 15) and $25,000 in annual bonus due to Matthew Rosen, the Company’s Chief Executive Officer, was paid through the issuance of 11,468 shares of common stock.

On August 28, 2015, in connection with the Third Amendment, Fusion issued 728,333 shares of its common stock to the original Praesidian Lenders under the original credit agreement upon their cashless exercise of lenders’ warrants.

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

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. At December 31, 2016 and 2015, there were 5,045 shares of Series A Preferred Stock issued and outstanding. In addition, as of December 31 2016 and 2015, there were 12,254 and 18,279 shares of Series B-2 Preferred Stock issued and outstanding, respectively.

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by Fusion’s Board of Directors. As of December 31, 2016, no dividend had been declared by the Fusion Board of Directors with respect to any series of Series A Preferred Stock, and the Company had accumulated approximately $4.7 million of preferred stock dividends. The Series A Preferred Stock is convertible at the option of the holder at any time at conversion prices ranging from $39.50 per share to $83.50 per share. The Series A preferred stock, including the accumulated dividends, is convertible into an aggregate of 177,589 shares of common stock.

The holders of the shares of Series B-2 Preferred Stock are entitled to receive a cumulative 6% annual dividend payable quarterly in arrears when and if declared by the Fusion Board of Directors, in cash or shares of Fusion common stock, at the option of the Company.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Commencing January 1, 2016, Fusion has the right to force the conversion of the Series B-2 Preferred Stock into Fusion common stock at a conversion price of $5.00 per share; provided that the volume weighted average price for its common stock is at least $12.50 for ten consecutive trading days.

The following table summarizes the activity in the Company’s various classes of preferred stock for the years ended December 31, 2016 and 2015:

	Series A-1		Series A-2		Series A-4		Series B-2		Total
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$
Balance at December 31, 2014	2,375	$24	2,625	$26	45	$-	21,748	$218	26,793	$268
Conversion of preferred stock into common stock	-	-	-	-	-	-	(3,469)	(34)	(3,469)	(34)
Balance at December 31, 2015	2,375	24	2,625	26	45	-	18,279	184	23,324	234
Conversion of preferred stock into common stock	-	-	-	-	-	-	(6,025)	(60)	(6,025)	(60)
Balance at December 31, 2016	2,375	$24	2,625	$26	45	$-	12,254	$124	17,299	$174

Each share of Series B-2 Preferred Stock has a stated value of $1,000, and is convertible into shares of Fusion’s common stock at the option of the holder at a conversion price of $5.00 per share, subject to adjustment. At December 31, 2016, the Series B-2 Preferred Stock is convertible into an aggregate of 2,450,800 shares of Fusion’s common stock.

The holders of Series B-2 Preferred Stock have liquidation rights that are senior to those afforded to holders of the Company’s other equity securities, and are entitled to vote as one group with holders of Fusion’s common stock on all matters brought to a vote of such holders (with each share of Series B-2 Preferred Stock being entitled to that number of votes into which the registered holder could have converted the Series B-2 Preferred Stock on the record date for the meeting at which the vote will be cast).  Holders of common stock are also entitled to vote as a separate class on all matters adversely affecting (within the meaning of Delaware law) such class.

Warrants

In connection with various debt and equity financing transactions and other agreements, the Company has issued warrants to purchase shares of Fusion’s common stock.  All of the outstanding warrants are fully exercisable as of December 31, 2016. For the years ended December 31, 2016 and 2015, the Company did not issue any warrants.

The following table summarizes the information relating to warrants issued and the activity during the years ended December 31, 2016 and 2015:

	Number of Warrants	Per share Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,165,108	$0.50 to $10.50	$5.48
Granted in 2015	-	-
Exercised in 2015	(728,333)	$0.50	$0.50
Expired in 2015	(425,011)	$7.00 to $10.50	$9.30
Outstanding at December 31, 2015	3,011,764	$3.95 to $10.15	$6.14
Granted in 2016	-	-
Exercised in 2016	-	-
Expired	(105,198)	$4.00-$7.00	$5.00
Outstanding at December 31, 2016	2,906,566	$4.25-$10.15	$6.18

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Note 17.     Derivative Liability

The Company has issued warrants to purchase shares of Fusion’s common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”).  For warrant instruments that do not meet an exclusion from derivative accounting, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations.  The Company has 584,834 outstanding warrants at December 31, 2016 which provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the exercise price for these warrants. In addition, in connection with the sale of the original notes to the original Praesidian Lenders, the Company issued nominal warrants to the original Praesidian Lenders to purchase an aggregate of 728,333 shares of its common stock.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock.

The following assumptions were used to determine the fair value of the warrants for the year ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Stock price ($)	1.50	1.88
Adjusted exercise price ($)	1.65	6.25
Risk-free interest rate (%)	1.21-2.23	1.78 - 2.25
Expected volatility (%)	71.40	132.99
Time to maturity (years)	2.0	3.0 - 4.0

During the year ended December 31, 2016, the Company adjusted the valuation of its derivative liability for warrants issued in December 2013 and January 2014 and its valuation of certain warrants exercised during 2015. The amount of the adjustment was a net $772,022 impact on the condensed consolidated statements of operations resulting from the loss on the change in the fair value of the derivative and an additional $338,972 impact to capital in excess of par and $433,050 increase in derivative liability in the condensed consolidated balance sheets (see Note 18). The Company has evaluated these adjustments in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that both quantitatively and qualitatively the adjustments were not material. These adjustments were also evaluated by management in their assessment of internal controls over financial reporting.

In connection with the sale of certain notes to original Praesidian Lenders, Fusion issued nominal warrants to the Praesidian Lenders to purchase an aggregate of 728,333 shares of Fusion’s common stock. On August 28, 2015 these nominal warrants were exercised, and the Company recognized a reduction in the derivative liability of $364,167 with a reclassification to equity.

During the year ended December 31, 2015, warrants to purchase 320,000 shares of Fusion common stock that contained a downward adjustment of the exercise price were modified to remove this provision and thus qualified for equity treatment. As a result, the Company reclassified $0.7 million (the fair value of the derivative liability relative to the modified warrant at the date of the amendment) from the derivative liability into equity.

At December 31, 2016 and 2015, the fair value of the derivative was $0.3 million and $1.0 million, respectively.  For the years ended December 31, 2016 and 2015, the Company recognized a gain on the change in the fair value of this derivative of $0.5 million and $1.8 million, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Note 18. Fair Value Disclosures

The following table represents the fair value of the liability measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Current liabilities:
Contingent liability (see note 5)			$100,000	$100,000
Non-current liabilities:
Contingent liability (see note 5)			$836,606	$836,606
Derivative liability (see note 17)	-	-	$348,650	$348,650
As of December 31, 2015
Non-current liabilities:
Derivative liability (see note 17)	-	-	$953,005	$953,005

The following table reconciles the changes in the derivative liability categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2016 and 2015:

Balance at December 31, 2014	$3,839,569
Change for the period:
Change in fair value included in net loss	(1,843,997)
Modification of warrant contracts reclassified to equity	(678,400)
Exercise of lenders' warrants	(364,167)
Balance at December 31, 2015	953,005
Change for the period:
Change in fair value included in net loss	(1,037,405)
Adjustment for prior issuances and conversion of warrants	433,050
Balance at December 31, 2016	$348,650

Note 19. Income Taxes

The provision (benefit) for income taxes for the years ending December 31, 2016 and 2015 consists of the following:

	2016	2015
Current
Federal	$-	$(7,710,000)
State	60,000	-
	60,000	(7,710,000)

Deferred
Federal	(1,493,485)	-
State	(176,000)	50,000
	(1,669,485)	50,000

Tax provision (benefit)	$(1,609,485)	$(7,660,000)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

For the years ended December 31, 2016 and 2015, the Company recorded deferred tax liabilities of $1.7 million and $7.7 million, respectively, as a result of intangible assets subject to amortization acquired in business acquisitions that are not amortizable for income tax purposes. As a result of these business combinations, the recording of the deferred tax liabilities resulted in a release of the valuation allowance against the Company’s deferred tax assets of $1.7 million and $7.7 million for the years ended December 31, 2016 and 2015, respectively, with a corresponding income tax benefit. The tax benefit will be realized as the Company amortizes the intangible assets over their estimated useful lives (see Note 5).

The following reconciles the Federal statutory tax rate to the effective income tax rate for the years ended December 31, 2016 and 2015:

	2016	2015
	%	%
Federal statutory rate	(34.0)	(34.0)
State net of federal tax	(3.4)	(3.6)
Permanent and other items	1.2	1.1
Change in valuation allowance	25.0	(11.8)
	(11.2)	(48.3)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2016 and 2015.

The components of the Company's deferred tax assets and liabilities consist of the following at December 31, 2016 and 2015:

	2016	2015
Deferred income tax assets:
Net operating losses	$43,292,000	$32,569,000
Allowance for doubtful accounts	99,000	77,000
Derivative liability	391,000	620,000
Accrued liabilities	910,000	1,037,000
Other	83,000	-
	44,775,000	34,303,000

Deferred income tax liabilities:
Intangible assets	9,943,000	3,305,000
Property and equipment	761,000	1,103,000
Debt discount	-	388,000
	10,704,000	4,796,000
Deferred tax asset, net	34,071,000	29,507,000

Less: valuation allowance	(34,071,000)	(29,507,000)

Net deferred tax assets	$-	$-

At December 31, 2016 and 2015, the Company had federal net operating loss carryforwards of approximately $122.0 million and $93.0 million, respectively, which expire in varying amounts through December 31, 2036. Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards is subject to certain limitations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

Note 20. Commitments and Contingencies

Operating Leases

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the approximate lease commitments under non-cancelable leases for years ending subsequent to December 31, 2016 are as follows:

Year ending December 31:
2017	$1,543,787
2018	1,061,075
2019	1,034,249
2020	892,842
2021	283,116
Thereafter	192,673

Rent expense for all operating leases was $1.6 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively.  Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage.  The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

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

Apptix is currently undergoing a compliance audit for its use of certain software licenses. The audit covers periods prior to the date the Company acquired Apptix, and the Company has accrued approximately $2.9 million based on the preliminary findings of the compliance audit as part of the Apptix purchase price allocation (see notes 5 and 8). In connection with the Apptix transaction, the Company purchased representation and warranty insurance. Subject to applicable deductibles, the Company believes it will be able to recover amounts arising from the audit under this policy. Under limited circumstances, the Company may also seek recourse directly from the seller. There can be no assurances, however, that the Company will be able to recover any amount related to this liability.

Note 21. Profit Sharing Plan

On June 1, 1997, the Company adopted a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements.  Contributions to the plan are made at the discretion of the Board of Directors.  No contributions to the profit sharing plan were made for the years ended December 31, 2016 and 2015.

Note 22. Concentrations

Major Customers

For the years ended December 31, 2016 and 2015, no single customer accounted for more than 10% of the Company’s consolidated revenues or consolidated accounts receivable.

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

For the years ended December 31, 2016 and 2015, the Company generated approximate revenues from customers as follows:

	2016	2015
United States	$109,254,707	$88,526,867
International Customers	12,790,613	13,167,649
	$122,045,320	$101,694,516

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

The Company has two reportable segments – “Carrier Services” and “Business Services.”  These segments are organized by the products and services that are sold and the customers that are served.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins.  The Company’s measurement of segment gross profit exclude the Company’s executive, administrative and support costs.   The Company’s segments and their principal activities consist of the following:

Carrier Services

Carrier Services includes the termination of domestic and international carrier traffic utilizing primarily VoIP technology.  VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than other technologies.  The Company currently interconnects with approximately 370 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets.

Business Services

Through this operating segment, the Company provides cloud communications, cloud connectivity, cloud storage and security solutions to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the Company’s acquisition of Apptix effective as of November 14, 2016, TFB effective as of March 31, 2016, RootAxcess effective as of September 30, 2015, and Fidelity effective as of December 8, 2015/February 2016.

Operating segment information for the years ended December 31, 2016 and 2015 is summarized as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

	Year ended December 31, 2016
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$35,484,101	$86,561,219	$-	$122,045,320
Cost of revenues (exclusive of depreciation and amortization)	33,783,130	34,275,302	-	68,058,432
Gross profit	1,700,971	52,285,917	-	53,986,888
Depreciation and amortization	153,567	12,033,551	909,469	13,096,587
Selling, general and administrative expenses	2,710,880	40,331,439	5,482,604	48,524,923
Impairment charge		-		-
Interest expense	-	(6,442,224)	(299,919)	(6,742,143)
Gain on change in fair value of derivative liability	-	-	265,383	265,383
Loss on extinguishment of debt	-	(214,294)	-	(214,294)
Other income (expenses)	-	36,763	(36,895)	(132)
Income tax benefit	-	1,609,485	-	1,609,485
Net loss	$(1,163,476)	$(5,089,343)	$(6,463,504)	$(12,716,323)

Total assets	$6,265,402	$125,766,812	$-	$132,032,214
Capital expenditures	$-	$4,766,214	$-	$4,766,214

	Year ended December 31, 2015
	Carrier Services	Business Services	Corporate and Unallocated*	Consolidated
Revenues	$35,521,679	$66,172,837	$-	$101,694,516
Cost of revenues (exclusive of depreciation and amortization)	32,596,384	24,127,737	-	56,724,121
Gross profit	2,925,295	42,045,100	-	44,970,395
Depreciation and amortization	185,397	12,359,821	430,763	12,975,981
Selling, general and administrative expenses	4,412,087	32,810,336	3,786,685	41,009,107
Interest expense	(99,010)	(5,757,609)	(206,304)	(6,062,923)
Gain on change in fair value of derivative liability	-	-	1,843,997	1,843,997
Loss on extinguishment of debt	(182,083)	(2,538,272)	-	(2,720,355)
Other income (expenses)	875,067	(818,544)	7,090	63,613
Income tax benefit	-	7,660,536	-	7,660,536
Net loss	$(1,078,215)	$(4,578,945)	$(2,572,665)	$ (8,229,825)

Total assets	$ 4,703,799	$98,547,943	$2,500,524	$105,752,266
Capital expenditures	$ 73,115	$3,367,335	$-	$ 3,440,450

*The Company employs executive, administrative, human resources, and finance resources that service both the Carrier Services and Business Services segments.  The amounts reflected as Corporate & Unallocated represent those operating expenses, assets and capital expenditures that were not allocated to a business segment or product line.

Note 24.    Related Party Transactions

Since March 6, 2014, the Company has engaged a third party tax advisor to prepare its tax returns and to provide related tax advisory services. The Company paid this firm approximately $135,000 and $155,000 for the years ended December 31, 2016 and 2015, respectively. Larry Blum, a member of Fusion’s Board of Directors, is a Senior Advisor and a former partner of the Company’s outside tax advisor.