Form 10-K/A
period 2016-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2017-04-11
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A
(Amendment No. 1)

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Annual Report on Form 10-K of Fusion Telecommunications International, Inc. (the “Company”) for the year ended December 31, 2016, originally filed on March 20, 2017 (the “Original Filing”), is filed to correct the interactive data files required by Item 15 of Form 10-K that were included with the Original Filing. There is no change to the Company’s financial position, results of operations, cash flows or any other information contained in the Original Filing. This Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing, and, except as otherwise set forth in this paragraph, does not modify or update in any way disclosures made in the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a) (2) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (*)
3.1.1	Certificate of Amendment to Certificate of Incorporation (14)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan (15)
10.1.2	2016 Equity Incentive Plan (14)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (12)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (13)
10.5.2	Seventh Amendment, dated August 2015, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (16)
10.5.3	Eight Amendment, dated July 8, 2016, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (16)

10.6	Form of Promissory Note and Security Agreement (2)
10.7	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.8	Form of Warrant (3)
10.9	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (4)
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

10.48	Stock Purchase and Sale Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., Mitch Marks, Ron Kohn and Robert Marks (13)
10.49	Credit Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., and East West Bank and the Other Lenders from time to time party hereto (14)
10.50
Subordination Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., Praesidian Capital Opportunity Fund III, LP, and East West Bank (14)

10.51	Intercreditor and Subordination Agreement dated as of November 14, 2016 by and among Marvin Rosen, the registrant and East West Bank (14)
10.52	Pledge and Security Agreement dated as of November 14, 2016 by and among each of the Grantors Party thereto and East West Bank (14)
10.53
Guaranty dated as of November 14, 2016 from the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC and Apptix, Inc. to East West Bank (14)

10.54
Intellectual Property Security Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., and East West Bank (14)

10.55
Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, by and among Fusion NBS Acquisition Corp., as borrower, the registrant, Network Billing Systems, L.L.C., Fusion BVX, LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Fidelity Access Networks, Inc., Apptix, Inc., Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (14)

10.56	Stock Purchase and Sale Agreement dated November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant and Apptix ASA (14)
10.57	Registration Rights Agreement dated as of November 14, 2016 by and between the registrant and Apptix ASA (14)
10.58	Common Stock Purchase Agreement dated November 14, 2016 by and among the registrant and the Purchasers (14)
10.59	Office Lease, as amended between Chagrin-Green, LLC and Fidelity Access Networks, LLC (16)
10.60	First Amendment to Lease Agreement dated as of August 2015 by and between Piedmont Center, 1-4 LLC and the registrant (16)
14	Code of Ethics of registrant (11)
21.1	List of Subsidiaries (16)
23.1	Consent of EisnerAmper LLP (16)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2015, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2016, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2016 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Form 10-K filed on March 20, 2017 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: April 11, 2017	By:	/s/ MICHAEL BAUER
Michael Bauer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document