Form 10-K/A
period 2016-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2017-04-28
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A2
(Amendment No. 2)

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “non-accelerated filer”, “smaller reporting company” and an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by The Nasdaq Capital Market on June 30, 2016 of $1.84 per share, was $14,445,507.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 22,412,403 shares of common stock are issued and outstanding as of April 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

 None

i

EXPLANATORY NOTE

Fusion Telecommunications International Inc. (“we”, “Fusion” or the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2017 and amended on April 11, 2017 (collectively, the “Original Report”), to include the information required by Part III (Items 10, 11, 12, 13 and 14).  Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is changed by this Amendment.

As required pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1 and Exhibits 31.2 and 32.2, respectively.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Company’s Board of Directors (the “Board”) and the Company’s Executive Officers, together with their respective ages and certain biographical information are set forth below, along with, in the case of Directors, a description of the qualifications that led the Board to conclude that the individual should serve as a Director:

Name	Age	Position
Marvin S. Rosen	76	Chairman of the Board
Philip D. Turits	84	Secretary, Treasurer and Director
Matthew D. Rosen	45	Chief Executive Officer and Director
Jack Rosen	70	Director
William Rubin	64	Director
Paul C. O'Brien	77	Director
Michael J. Del Giudice	74	Director
Larry Blum	74	Director
Gordon Hutchins, Jr.	68	President and Chief Operating Officer
Michael R. Bauer	44	Chief Financial Officer
Jonathan Kaufman	57	Chief Strategy Officer
Jan Sarro	62	Executive Vice President – Marketing and Business Development
Russell P. Markman	66	President, Business Services
Lisa Taranto	50	Vice President, Finance and Principal Accounting Officer

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Marvin Rosen co-founded the Company in 1997. He has served as the Chairman of the Board since November 2004, Vice Chairman of the Board from December 1998 to November 2004 and has been a member of the Board since March 1998. He served as our Chief Executive Officer from April 2000 to March 2006. In January 2014, he rejoined the international law firm of Greenberg Traurig as a shareholder specializing in corporate securities matters. He previously was a shareholder of that firm and also acted as Of Counsel for a number of years.  Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 to January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Center for Justice and Human Rights and the Howard Gilman Foundation.   Mr. Rosen served on the Board of Directors of Terremark Worldwide, Inc. from 2000 until its sale to Verizon in 2011. The Board believes that Mr. Rosen’s background as the co-founder and former CEO of the Company, a securities attorney and a director of a public company provides him with the industry, financial, legal, and leadership experience to advise the Board on strategic and tactical matters.  Mr. Rosen’s son, Matthew Rosen, is our Chief Executive Officer, and serves on our Board of Directors.

Philip D. Turits, Secretary, Treasurer, and Director

Mr. Turits co-founded the Company in 1997 and has served as a Director since September 1997, our Secretary since October 1997, our Treasurer since March 1998 and Vice Chairman of the Board from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company, and prior to 1991 he served as President and Chief Executive Officer of Continental Chemical Company. The Board believes that Mr. Turits’ background as the co-founder and Secretary/Treasurer of the Company and an experienced corporate executive provides him with the operational, financial and leadership experience necessary to provide valuable guidance to management, particularly in the financial aspects of our business.

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

Jack Rosen, Director

Mr. Rosen has served as a Director since July 2012. Mr. Rosen is the founder and Chief Executive of Rosen Partners LLC, a residential and commercial real estate development firm. He is also the current Chairman of the American Council for World Jewry, Inc. and the current President of the American Jewish Congress. In addition, Mr. Rosen oversees a wide array of healthcare, cosmetic and telecommunications business ventures throughout the U.S., Europe and Asia. Mr. Rosen currently serves on the Advisory Board of Altimo, an investment company in Russia, Turkey and the Commonwealth of Independent States operating in the field of mobile and fixed-line communications. Mr. Rosen is currently a member of the Council on Foreign Relations, an independent, nonpartisan membership organization, think tank, and publisher.  The Board believes that Mr. Rosen’s background as a leader in many international organizations and as a corporate director in the telecommunications industry provides him with the leadership experience necessary to provide valuable direction and guidance to executive management and the Board.

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

Paul C. O’Brien, Director

Mr. O’Brien has served as a Director since August 1998. Since January 1995, he has served as the President of the O’Brien Group, Inc., a consulting and investment firm. From February 1988 to December 1994, he was the President and Chairman of New England Telephone (a subsidiary of NYNEX), now Verizon, a telecommunications company. Mr. O'Brien also serves on the Board of Directors of Astrobotics and The Computer Merchant and is the Chairman of the Board of Jumpstart Micro Inc. The Board believes that Mr. O’Brien’s background as President of a consulting and investment firm, Chairman of a major telecommunications company and a corporate director provides him with the industry, operational, financial, and leadership experience necessary to effectively guide the Board on all aspects of the Company’s business.

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

Gordon Hutchins, Jr., President and Chief Operating Officer

Mr. Hutchins has served as our President and Chief Operating Officer since March 2008. Mr. Hutchins served as our Executive Vice President from December 2005 to March 2008 and as Acting Chief Financial Officer from January 2010 to April 2016. Prior to joining us, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a telecommunications carrier.  Prior to joining SwissFone, Mr. Hutchins served as President and Chief Executive Officer of STAR Telecommunications, Inc., an international telecommunications carrier.   Mr. Hutchins has also served as President and Chief Executive Officer of GH Associates, Inc., a management-consulting firm that he founded.    During his early career, Mr. Hutchins served as President and Chief Executive Officer of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation and AT&T.

Michael R. Bauer, Chief Financial Officer

Mr. Bauer has served as our Chief Financial Officer since April 13, 2016. Prior to joining the Company, Mr. Bauer served as Chief Financial Officer at GTT Communications Inc. from June 2012 to June 2015. Prior to serving as GTT’s Chief Financial Officer, Mr. Bauer served as its acting Chief Financial Officer, Principal Accounting Officer and Treasurer from December 2011 to June 2012 and as its Vice President, Finance and Controller from June 2009 to December 2011. Mr. Bauer has over 20 years of broad finance and accounting experience. Prior to joining GTT, Mr. Bauer led the financial planning and analysis and investor relations efforts at MeriStar Hospitality Corporation. Mr. Bauer began his career with Arthur Andersen in audit and business advisory services.

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

Board of Directors

The Board oversees our business affairs and monitors the performance of management.  In accordance with our corporate governance principles, the Board does not involve itself in our day-to-day operations.  The Directors keep themselves informed through discussions with the Chief Executive Officer and our other executive officers, by reading the reports and other materials that we send them and by participating in Board and committee meetings.  If any Director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of Directors, the Board may fill any vacancy by a vote of a majority of the Directors then in office.  A Director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor.  Except as otherwise provided by Delaware law, any director or the entire board may be removed, with or without cause, by a majority of the shares then entitled to vote at an election of directors.

Our By-laws provide that the Board shall consist of not less than one Director and that a Director’s term extends from the date of his or her election until our next annual meeting of stockholders.  Through Board action, the number of directors of the Company has been set at no less than seven and no more than seventeen. The Board; currently consists of eight members.

During 2016, seven meetings of the Board were held all of which were telephonic. All incumbent directors, other than Marvin Rosen and Paul O’Brien attended at least 75% of the total meetings of the Board; and all directors, other than Mr. O’Brien attended at least 75% of the total meetings of the Committees on which they served.

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

Compensation and Nominating Committee

The primary functions of our Compensation Committee are to;

●	evaluate and assess, on an annual basis, the performance of the Chief Executive Officer;
●
make recommendations to the  Board regarding  base salaries, annual incentive awards (equity and/or cash) and long-term incentive awards for the Chief Executive Officer and, in consultation with the Chief Executive Officer, for other executive officers;

●	establish performance objectives for executive officers under our incentive compensation plans with particular consideration to appropriate levels of risk-taking incentives;
●	make recommendations to the Board regarding employment agreements, severance agreements, change in control agreements and similar arrangements;
●
retain compensation consultants to be used to assist in the evaluation of the compensation of the Chief Executive Officer and other executive officers and obtain advice and assistance from internal and outside legal, accounting or other advisors;

●	review and recommend to the Board the nominees for election as Directors and assist the Board in identifying and attracting qualified candidates;

●	periodically review and assess the adequacy and levels of Director compensation; and
●	periodically review succession plans for key executive officer positions.

During 2016, the members of our Compensation Committee were Michael J. Del Giudice – Chairman, Paul C. O'Brien and Larry Blum, each of whom was a non-employee member of our Board.  The Board has determined that each of these Directors is independent within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. The charter of our Compensation Committee is posted on our website (www.fusionconnect.com), and a copy of that charter can be obtained by contacting our Corporate Secretary at:

Fusion Telecommunications International, Inc.
Attention: Corporate Secretary
420 Lexington Avenue, Suite 1718
New York, New York 10170

The information on our website is neither incorporated by reference herein nor otherwise made a part of this report.  The Compensation Committee held three meetings during 2016.

Strategic and Investment Banking Committee

The members of our Strategic Committee are Marvin S. Rosen – Chairman, Michael Del Giudice and Philip D. Turits.  Our Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of potential mergers and acquisitions. There is no written charter for the Strategic Committee. The Strategic Committee acts at the direction of the Board. The Strategic Committee did not meet in 2016.

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

During 2016, the members of our Audit Committee were Paul C. O'Brien – Chairman, Michael Del Giudice and Larry Blum, each of whom was a non-employee member of our Board.  Our Board has determined that Michael Del Giudice is our Audit Committee Financial Expert within the meaning of SEC Rules.  Our Board has also determined that each of the Directors serving on our Audit Committee is independent within the meaning of the Rule 5605(a)(2) of The Nasdaq Capital Market.  The Audit Committee charter is posted on our website (www.fusionconnect.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary.  The information on our website is neither incorporated by reference nor otherwise made a part of this report. The Audit Committee held five meetings in 2016.

Audit Committee Report

With respect to the year ended December 31, 2016, in addition to its other work, the Audit Committee:

●
reviewed and discussed with management and EisnerAmper, LLP, our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2016 and the year then ended;

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

Based on the review and discussion summarized above, the Audit Committee recommended that the Board include the audited consolidated financial statements in the 2016 Annual Report on Form 10-K for filing with the SEC.

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

Code of Ethics

Since 2004, we have had a Corporate Code of Ethics, the current version of which applies to all members of our Board, the Chief Executive Officer, each other principal executive officer, the Chief Financial Officer and Corporate Controller.  To receive a copy of our Code of Ethics, a stockholder may write to Fusion Telecommunications International, Inc., Attention: Corporate Secretary, 420 Lexington Avenue, Suite 1718, New York, New York 10170 or may contact our Corporate Secretary’s office at (212) 201-2407.  A copy of our Code of Ethics has been incorporated by reference as an exhibit to this report, and is also posted on our website (www.fusionconnect.com). Disclosure of amendments to, or waivers of, provisions of the Code of Ethics will be publicly disclosed in accordance with applicable rules and regulations, and will be made available upon request in the manner indicated above.

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

Based solely upon the Company’s review of Forms 3 and 4 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and any written representation from a reporting person (as defined in Item 405 of Regulation S-K) that no Form 5 is required, during the Company’s most recent fiscal year the following Section 16 officers and directors failed to file one report each with respect to option grants:  Gordon Hutchins, Jonathan Kaufman, Jan Sarro, Russell Markman and Lisa Taranto; and the following Section 16 officers and directors failed to file Form 4’s with respect to common stock received as quarterly dividends  on shares of the Company’s Series B-2 preferred stock owned by them: Marvin Rosen, Matthew Rosen, Philip Turits, Paul C. O’Brien, William Rubin and Jack Rosen.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
		(1) ($)	(1,2)($)	(3) ($)	(4) ($)	(5) ($)	($)
Matthew D. Rosen	2016	$425,000	$350,000	$-	$259,230	$2,102	$1,036,332
Chief Executive Officer	2015	$425,000	$350,000	$-	$192,218	$3,311	$970,529

Gordon Hutchins, Jr.,	2016	$275,000	$60,000	$-	$72,584	$456	$408,040
President & Chief Operating Officer	2015	$275,000	$60,000	$-	$67,237	$448	$402,685

Michael R. Bauer, Chief Financial Officer	2016	$179,006	$41,000	$$99,550	$57,031	$468	$377,055

(1)
Included in these columns are amounts earned, though not necessarily paid to the Named Executive Officer, during the corresponding fiscal year. Named Executive Officers consists of: (i) our Principal Executive Officer regardless of compensation level, and (ii) our two most highly compensated Executive Officers (other than our Principal Executive Officer), who were serving as such on December 31, 2016 and whose total 2016 compensation exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an Executive Officer on December 31, 2016. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

(2)
The amounts reported in this column for Mr. Rosen for 2015 includes $25,000 of compensation taken by Mr. Rosen in the form of 11,468 shares of our common stock. The price of $2.18 per share of common stock, the closing bid price of our common stock on the date of issuance of these shares (December 4, 2015), was used to determine the number of shares issued.

(3)
Reflects 55,000 shares of the Company's common stock that vest ratably over a period of three years that Mr. Bauer received in connection with his appointment as Chief Financial Officer. The value attributable to these shares is computed in accordance with FASB ASC Topic 718.

(4)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2016 and 2015, for restricted stock and option awards. The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the restricted shares and option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our consolidated financial statements for the year ended December 31, 2016 included elsewhere in this report. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(5)
Represents life insurance premiums paid by us.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On November 5, 2015, the Company executed a new employment agreement with Matthew D. Rosen, our Chief Executive Officer.   This new agreement has a term of three years, but will automatically renew for an additional two year period unless and until one party provides the other party with written notice of its/his intent to terminate not less than 90 days prior to the end of the initial term.   His agreement provides (a) for an annual base salary of not less than $425,000 (subject to annual review for cost of living increases, performance and market conditions), (b) for an annual bonus equal to 50% of base salary, and (c) that in the event his employment is terminated without cause, including a termination within six months following a change in control of the Company (as defined in his agreement), he will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus and a lump sum payment equal to 200% of his base salary then in effect and 200% of his highest annual bonus for the three years preceding his termination.  Had such an event occurred on December 31, 2016, the amount due to Mr. Rosen would have been $1,550,000 million.  His employment agreement also provides for a one year non-compete provision.  In the event of a sale of the Company that results in proceeds to the shareholders of up to $149,999,999, Mr. Rosen is entitled to receive a special bonus equal to 2.5% of the consideration (cash or stock) paid/distributed to the shareholders; 3.5% if such consideration is between $150 million and $249,999,999; 4.5% if such consideration is between $250 million and $349,999,999; and 5% if such consideration is over $350 million.  Mr. Rosen’s employment agreement also provides that the Board will, within ninety (90) days following execution of the new agreement, develop a plan under which Mr. Rosen will obtain a five percent (5%) stake in the Company within three years.  To date, such a plan has not been developed. In 2016, the Company declared a special bonus to Mr. Rosen in the amount of $535,500 for bonus amounts due but not paid by the Company for periods prior to 2014.

Gordon Hutchins Jr. serves as our President and Chief Operating Officer.  Mr. Hutchins does not have a written employment agreement with the Company.  Effective January 1, 2015, Mr. Hutchins’ annual salary was increased to $275,000.  Mr. Hutchins is entitled to receive a bonus of up to 25% of his annual salary if we achieve designated corporate performance metrics.

Michael R. Bauer serves as our Chief Financial Officer. Mr. Bauer does not currently have a written employment agreement with the Company. Mr. Bauer’s annual salary is $250,000 and he is entitled to receive a bonus of up to 25% of his annual salary if we achieve designated corporate performance metrics. In connection wih his appointment as Chief Financial Officer in 2016, Mr. Bauer received a grant of 55,000 shares of the Company’s common stock, which shares vest ratably over a three year period and which shares will vest in the event of a change in control of the Company. In the event that the Company terminates Mr. Bauer's employment (i) within six months following a change in control, except for "Cause", or (ii) his employment is terminated, "Without Cause" or, (iii) he resigns for "Good Reason" then the Company is obligated to pay severance to him in the form of salary and health benefit continuation for six months.

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

2016 Director Compensation

Our Directors do not receive cash compensation for their services on the Board or Committees. However, they are reimbursed for out-of-pocket expenses incurred in attending Board and Committee meetings.  In addition, we annually grant Directors stock options for their services, the amount of which is determined by the Compensation Committee.

The following table provides information relating to compensation paid to the Directors for the 2016 fiscal year.

Name	Fees Earned Or Paid In Cash (S)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1) ($)	Total ($) (2)
Marvin S. Rosen	$-	$-	$9,991	$-	$-	$-	$9,991
Michael J. Del Giudice	$-	$-	$9,991	$-	$-	$-	$9,991
Jack Rosen	$-	$-	$9,991	$-	$-	$-	$9,991
Paul C. O'Brien	$-	$-	$9,991	$-	$-	$-	$9,991
Philip D. Turits	$-	$-	$-	$-	$-	$-	$-
William Rubin	$-	$-	$9,991	$-	$-	$-	$9,991
Larry Blum	$-	$-	$9,991	$-	$-	$-	$9,991
__________

(1)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2016, for option awards pursuant to the 2009 Stock Option Plan.  The value attributable to option awards is computed in accordance with FASB ASC Topic 718, and the assumptions made in the valuations of the option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our financial statements for the year ended December 31, 2016, appearing elsewhere in this report.

(2)	The table does not include amounts reimbursed for expenses incurred in attending Board and Committee meetings.

2016 Stock Option Plan

On October 28, 2016, our stockholders approved the 2016 Fusion Equity Incentive Plan (the “2016 Plan”), which was previously adopted by the Board on August 22, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock grants, stock units, performance shares, performance share units and performance cash (collectively “Awards”). The 2016 Plan also permits the grant of Awards that are intended to qualify for the “performance-based compensation” exception to the $1.0 million limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended.   The 2016 Plan supersedes and replaces the 2009 Plan (as defined below), which plan remains in effect solely with respect to outstanding awards that have not been exercised, forfeited, canceled, expired or otherwise terminated. The 2016 Plan provides a long-term, equity-based incentive designed to assist our retention of key personnel, align the interests of our Directors, executive officers and employees with those of our stockholders and focus participants on the achievement of long-term business objectives that will increase share value.

The total number of shares of common stock reserved under the 2016 Plan is an amount equal to ten percent (10%) of our shares outstanding from time-to-time on a fully-diluted basis, plus shares from any award granted under the 2009 Plan that terminates, expires or lapses in any way in the future. In addition, the 101,749 shares not granted under the 2009 Plan are also available for grant under the 2016 Plan. Subject to the express provisions of the 2016 Plan, if any award granted under the 2016 Plan terminates, expires, or lapses for any reason, or is paid in cash, any stock subject to or surrendered will again be stock available for the grant of an award under the 2016 Plan. The exercise of a stock-settled SAR, or broker-assisted “cashless” exercise of an option (or a portion thereof) reduces the number of shares of stock available for issuance pursuant to the 2016 Plan by the entire number of shares of stock subject to that SAR or option (or applicable portion thereof), even though a smaller number of shares of stock will be issued upon such an exercise. Also, shares of stock tendered to pay the exercise price of an option or tendered or withheld to satisfy a tax withholding obligation arising in connection with an award will not become available for use under the 2016 Plan.

The 2016 Plan contains the following provisions, which the Company believes reflect best practices for equity-compensation plans: (i) prohibits the grant of stock options and SARs with discounted exercise prices, (ii) prohibits the repricing of stock options and SARs without stockholder approval, (iii) prohibits the recycling of awards tendered in payment of an option or withheld to satisfy tax obligations; (iv) contains a definition of change in control whereby potential acceleration of awards will only occur in the event of an actual change in control transaction; (v) includes, as a general rule, double-trigger vesting following a change in control; and (vi) imposes a $500,000 limit on the value of awards that may be granted to any one participant who is a non-employee director during any 12-month period.

The 2016 Plan is administered by the Compensation Committee.  The Compensation Committee determines, from time to-time, those of our executive officers, Directors and employees to whom Awards will be granted, the amount of the Awards granted to each individual, the vesting schedule of the Awards and all other terms and conditions of the Award.

As of April 1, 2017, the Company has granted options to purchase 1,021,750 shares of the Company’s common stock under the 2016 Plan. No other forms of Awards have been granted.

2009 and 1998 Stock Option Plans

On December 17, 2009, the stockholders approved and ratified our 2009 Stock Option Plan (the “2009 Plan”), which was previously adopted by the Board in March 2009.  This plan replaced our 1998 Stock Option Plan, the term of which expired as to new option grants.

The number of shares reserved for issuance under the 2009 Plan was 1,260,000.   The 2009 Plan is administered by the Compensation Committee.  As of April 1, 2017, there were outstanding options to purchase 1,113,563 shares of common stock under the 2009 Plan. Options to purchase 15,760 shares of common stock also remain outstanding under the now expired 1998 Stock Option Plan, with such options expiring at various dates through 2020.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each Named Executive Officer as of December 31, 2016.  The table gives effect to the 1:50 reverse split completed by us in May 2014.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options, (#) exercisable	Number of securities underlying unexercised option (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Option expiration dates	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)
Matthew D. Rosen
	7,000	-	-	$34.50	3/28/2017	-	-	-	-
	7,000	-	-	$15.50	3/25/2018	-	-	-	-
	7,000	-	-	$5.50	3/25/2019	-	-	-	-
	8,750	-	-	$6.00	4/13/2020	-	-	-	-
	8,750	-	-	$4.50	10/18/2021	-	-	-	-
	10,000		-	$5.50	10/16/2022	-	-	-	-
	71,236	-	-	$4.25	7/28/2023	-	-	-	-
	53,333	26,667	-	$3.52	10/16/2024	-	-	-	-
	33,333	66,667	-	$2.13	10/6/2025	-	-	-	-
	-	250,000	-	$1.26	11/4/2026	-	-	-	-
Total	206,402	343,334	-			-	-	-	-
Gordon Hutchins, Jr.
	3,500	-	-	$34.50	3/28/2017	-	-	-	-
	4,000	-	-	$15.50	3/25/2018	-	-	-	-
	4,000	-	-	$5.50	3/25/2019	-	-	-	-
	5,000	-	-	$6.00	4/13/2020	-	-	-	-
	6,500	-	-	$4.50	10/19/2021	-	-	-	-
	6,500		-	$5.50	10/16/2022	-	-	-	-
	20,342	-	-	$4.25	7/28/2023	-	-	-	-
	16,750	8,250	-	$3.52	10/16/2024	-	-	-	-
	11,900	23,100	-	$2.13	10/6/2025	-	-	-	-
	-	70,000	-	$1.26	11/4/2026
Total	78,492	101,350	-			-	-	-	-

Michael R. Bauer	-	55,000	-	$1.26	11/4/2026	55,000	$ 99 ,550(1)	-	-
Total	0	55,000	-			55,000	$99,550(1)	-	-

(1) The value attributed to the restricted shares is computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forefeitures related to service-based vesting conditions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of each class of our voting securities as of March 31, 2017 by:

●	each person who beneficially owns more than 5% of our voting securities;
●	each of our Directors and named executive officers (as defined in Item 402(a)(3) of Regulation S-K) individually; and
●	all executive officers and Directors as a group.

We have one class of voting securities consisting of our common stock and our Series B-2 Preferred Stock.  Each share of common stock is entitled to one vote per share.  Each share of Series B-2 Preferred Stock is entitled to 200 votes. As of April 1, 2017, the total number of voting securities issued and outstanding (“Voting Shares”) was 24,271,603 consisting of (a) 22,412,403 Voting Shares evidenced by 22,412,403 shares of common stock and (b) 1,859,200 Voting Shares evidenced by 9,296 shares of Series B-2 Preferred Stock.

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

We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by such owner, but not those held by any other person, and which are exercisable within 60 days of March 31, 2017, have been exercised or converted.

		Number of Voting Shares Beneficially Owned	Percentage of Voting Shares

William Rubin	(1)	207,087	*
Jonathan Kaufman	(2)	247,985	1.1%
Matthew D. Rosen	(3)	378,185	1.7%
Marvin S. Rosen	(4)	2,053,364	9.0%
Larry Blum	(5)	59,354	*
Michael J. Del Giudice	(6)	48,292	*
Jack Rosen	(7)	122,249	*
Gordon Hutchins, Jr.	(8)	88,496	*
Paul C. O’Brien	(9)	110,065	*
Russell Markman	(10)	44,594	*
Philip D. Turits	(11)	100,152	*
Michael R. Bauer	(12)	18,334	*
All Directors and Executive Officers as a Group (14 persons)		3,580,442	15.2%

Unterberg Capital, LLC	(13)	4,029,499	17.7%
445 Park Avenue, Room 901
New York, NY 10022
Apptix ASA**		2,997,926	13.4%
Nesoyveien 4
1 396 Billingstad, Norway
________
*Less than 1% of outstanding shares.
________________________

(1) Includes (i) 4,650 shares of common stock issuable upon the exercise of options, (ii) 200 shares of Series B-2 preferred stock convertible into 40,000 shares of common stock; and (iii) 31,513 shares of common stock issuable upon the exercise of common stock purchase warrants.

(2) Includes (i) 170,000 shares of common stock held in a trust for which his wife is the beneficiary; and (ii) 38,894 shares of common stock issuable upon the exercise of options.

(3) Includes (i) 216,334 shares of common stock issuable upon the exercise of options, (ii) 25,592 shares of common stock issuable upon the exercise of common stock purchase warrants; (iii) 76 shares of Series B-2 preferred stock convertible into 15,200 shares of common stock; and (iv) 50 shares of Series A-1 and 5 shares of Series A-2 preferred stock convertible into a total of 814 shares of common stock.

(4) Includes (i) 286,533 shares of common stock issuable upon the exercise of common stock purchase warrants, (ii) 5,500 shares of common stock issuable upon the exercise of options, (iii) 722 shares of Series B-2 preferred stock convertible into 144,400 shares of common stock; (iv) 1,610 shares of common stock held by a Delaware Trust Custodian IRA of Mr. Rosen; and (v) 50 shares of Series A-1 and 25 shares of Series A-2 preferred stock convertible into a total of 1,359 shares of common stock.

(5) Includes (i) 42,185 shares of common stock held by trusts for which his wife serves as trustee, (ii) 6,399 shares of Common Stock issuable upon the exercise of common stock purchase warrants held by trusts for which his wife serves as trustee, (iii) 4,170 shares of common stock issuable upon the exercise of options; and (iv) 33 shares of Series B-2 preferred stock convertible into 6,600 shares of common stock held by trusts for which his wife serves as trustee.

(6) Includes (i) 5,020 shares of common stock issuable upon the exercise of options, (ii) 320 shares of common stock issuable upon the exercise of common stock purchase warrants, of which 3,664 shares are held in the name of Catskill Investor Group, LLC, (iii) 11,381 shares of common stock held in the name of Catskill Investor Group, LLC, (iv) 5 shares of Series B-2 preferred stock convertible into 1,000 shares of common stock, and (v) 200 shares of Series A-1 and 75 shares of Series-2 preferred stock owned by Catskill Investor Group, LLC, that are convertible into a total of 4,753 shares of common stock.

(7) Includes (i) 20,539 shares of common stock issuable upon the exercise of common stock purchase warrants held in the name of Rosen Partners, LLC, and 9,600 held in the name Rosen-Kaiyuan, LLC, of which Jack Rosen is the managing member, (ii) 53,868 shares of common stock held by Rosen Partners, LLC and 12,095 shares of common stock held by Rosen-Kaiyuan, LLC, (iii) 4,170 shares of common stock issuable upon the exercise of options,  (iv) 150 shares of Series B-2 preferred stock convertible into 30,000 shares of common stock held in the name of Rosen-Kaiyuan, LLC, and (v) 200 shares of Series A-1 and 50 shares of Series A-2 preferred stock convertible into a total of 4,072 shares of common stock.

(8) Includes (i) 80,592 shares of common stock issuable upon the exercise of options, and (ii) 25 shares of Series A-2 preferred stock convertible into a total of 681 shares of common stock.

(9) Includes (i) 5,020 shares of common stock issuable upon the exercise of options, (ii) 3,200 shares of common stock issuable upon the exercise of common stock purchase warrants, (iii) 50 shares of Series B-2 preferred stock convertible into 10,000 shares of common stock, and (iv) 100 shares of Series A-1 preferred stock convertible into 1,355 shares of common stock.

(10) Represents shares of common stock issuable upon exercise of options.

(11) Includes (i) 29 shares of common stock held by his wife, (ii) 1,450 shares of common stock issuable upon the exercise of common stock purchase warrants, (iii) 24,550 shares of common stock issuable upon the exercise of options, (iv) 5 shares of Series B-2 preferred stock convertible into 1,000 shares of common stock,  (v) 25 shares of Series A-1 and 30 shares of Series A-2 preferred stock convertible into a total of 1,156 shares of common stock.

(12) Reflects the vested portion of restricted stock.

(13) Includes 320,000 shares of common stock issuable upon the exercise of common stock purchase warrants and aggregates interests held by various affiliates.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
1998 Stock Option Plan*	15,760	$11.70	-

2009 Stock Option Plan*	1,113,563	$3.19	-

2016 Equity Incentive Plan*	1,021,750	$1.27	1,350,764
Total	2,151,073		$1,350,764
* Equity compensation plan approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer and Director Loans to Company

In November 2016, Marvin Rosen, Chairman of the Company, converted $250,000 of his outstanding promissory note to the Company into 217,391 shares of our common stock at a price of $1.15 per share. Of these shares, 21,739 shares were issued at Mr. Rosen's direction in the name of his son, Matthew Rosen, the Company’s Chief Executive Officer.

In December 2015, Matthew D. Rosen, converted $25,000 owed to him by the Company (for a partial bonus payable to him under the terms of his employment contract) into 11,468 shares of our common stock at a price of $2.18 per share. See “Executive Compensation,” included elsewhere in this report.

In December 2015, Marvin Rosen converted $300,000 of his outstanding promissory note to the Company into 137,615 shares of our common stock at a price of $2.18 per share.

Engagement for Tax Services

Since March 6, 2014, the Company has engaged Marcum LLP (“Marcum”) to prepare the Company’s tax returns and to provide related tax advisory services.  The Company paid this firm approximately $135,000 and $155,000 for the years ended December 31, 2016 and 2015, respectively.  Larry Blum is a Senior Advisor and a former partner of Marcum.

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
William Rubin
Paul C. O'Brien
Michael J. Del Giudice

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by the Company’s independent registered public accounting firm, EisnerAmper LLP (“EA”), for each of the years ended December 31, 2016 and 2015 are as follows:

Audit and Audit-Related Fees

The fees billed for professional services rendered by EA for the years ended December 31, 2016 and 2015 were approximately $150,000 and $147,000, respectively.  The fees billed for professional services included fees associated with the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements and consent for the Company’s registration statement.

Tax Related Fees

There were no fees billed for tax-related services by EA during the year ended December 31, 2016 and 2015.

All Other Fees

Fees for other services that were not included in the categories above billed by EA during the years ended December 31, 2016 and 2015 were approximately $90,000 and $120,000, respectively. These fees were primarily for audit and due diligence services related to business acquisition transactions undertaken by the Company.

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

Prior to engagement of the independent accounting firm for the audit of the Company’s 2017 consolidated financial statements, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of the three categories of services.

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

(a)  (2) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (*)
3.1.1	Certificate of Amendment to Certificate of Incorporation(14)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan(15)
10.1.2	2016 Equity Incentive Plan (14)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (12)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (13)
10.5.2	Seventh Amendment, dated August 2015, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(16)
10.5.3	Eight Amendment, dated July 8, 2016, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office(16)
10.6	Form of Promissory Note and Security Agreement (2)
10.7	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.8	Form of Warrant (3)
10.9	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (4)
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

10.20	Lease Agreement dated October 1, 2012 by and between Manchester Realty, LLC and Fusion NBS Acquisition Corp (7)
10.20.1	Lease Modification Agreement, dated October 1, 2014 by and between 280 Holdings, LLC (successor in interest to Manchester Realty, LLC) and Fusion NBS Acquisition Corp (11)

10.21	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (5)
10.22	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III (5)
10.23	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.24	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.25	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (5)
10.26	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (5)
10.27
Intellectual Property Security Agreement dated as of October 29, 2012 by the registrant and Network Billing Systems, LLC, in favor of Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Plexus Fund II, LP (5)

10.28
Right of First Refusal Agreement dated as of October 29, 2012 by and among the registrant, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, Plexus Fund II, LP and Praesidian Capital Opportunity Fund III as agent (5)

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

10.56	Stock Purchase and Sale Agreement dated November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant and Apptix ASA (14)
10.57	Registration Rights Agreement dated as of November 14, 2016 by and between the registrant and Apptix ASA (14)
10.58	Common Stock Purchase Agreement dated November 14, 2016 by and among the registrant and the Purchasers (14)
10.59	Office Lease, as amended between Chagrin-Green, LLC and Fidelity Access Networks, LLC (16)
10.60	First Amendment to Lease Agreement dated as of August 2015 by and between Piedmont Center, 1-4 LLC and the registrant (16)
14	Code of Ethics of registrant (11)
21.1	List of Subsidiaries (16)
23.1	Consent of EisnerAmper LLP(16)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document (15)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (15)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (15)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (15)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (15)

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 13, 2011 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 3, 2014 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2015, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2016, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Form 10-K filed on March 28, 2016 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company's Form 10-K filed on March 20, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: April 28, 2017	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer