Form 10-Q
period 2017-03-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2017-05-12
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 8, 2017.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	22,412,403

  FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,642,153	$7,221,910
Accounts receivable, net of allowance for doubtful accounts of
approximately $690,000 and $427,000, respectively	12,316,401	9,359,876
Prepaid expenses and other current assets	1,590,928	1,084,209
Total current assets	20,549,482	17,665,995
Property and equipment, net	13,520,740	14,248,915
Security deposits	630,373	630,373
Restricted cash	27,153	27,153
Goodwill	35,286,629	35,689,215
Intangible assets, net	63,190,659	63,617,471
Other assets	68,822	77,117
TOTAL ASSETS	$133,273,858	$131,956,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loan - current portion	$4,062,500	$2,979,167
Obligations under asset purchase agreements - current portion	912,212	546,488
Equipment financing obligations	1,041,466	1,002,578
Accounts payable and accrued expenses	23,347,554	19,722,838
Total current liabilities	29,363,732	24,251,071
Long-term liabilities:
Notes payable - non-related parties, net of discount	31,561,993	31,431,602
Notes payable - related parties	889,413	875,750
Term loan	58,900,945	60,731,204
Indebtedness under revolving credit facility	3,000,000	3,000,000
Obligations under asset purchase agreements	1,315,811	890,811
Equipment financing obligations	974,701	1,237,083
Derivative liabilities	376,321	348,650
Total liabilities	126,382,916	122,766,171
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
14,341 and 17,299 shares issued and outstanding	143	174
Common stock, $0.01 par value, 90,000,000 and 50,000,000 shares authorized,
22,412,403 and 20,642,028 shares issued and outstanding	224,124	206,422
Capital in excess of par value	193,398,183	192,233,032
Accumulated deficit	(186,731,508)	(183,249,560)
Total stockholders' equity	6,890,942	9,190,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$133,273,858	$131,956,239

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

  Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues	$35,811,876	$33,794,249
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	19,270,913	20,531,511
Gross profit	16,540,963	13,262,738
Depreciation and amortization	3,837,148	2,916,263
Selling, general and administrative expenses (including stock-based
compensation of $224,647 and $198,884)	14,134,875	11,424,786
Operating loss	(1,431,060)	(1,078,311)
Other (expenses) income:
Interest expense	(2,092,312)	(1,627,964)
(Loss) gain on change in fair value of derivative liabilities	(40,445)	182,400
Loss on disposal of property and equipment	(26,800)	-
Other income, net	116,480	(9,670)
Total other expenses	(2,043,077)	(1,455,234)
Loss before income taxes	(3,474,137)	(2,533,545)
Provision for income taxes	(7,811)	-
Net loss	(3,481,948)	(2,533,545)
Preferred stock dividends	(1,254,109)	(1,531,982)
Net loss attributable to common stockholders	(4,736,057)	(4,065,527)

Basic and diluted loss per common share:	$(0.23)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	20,707,699	13,741,366

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2016	17,299	$174	20,642,028	$206,422	$192,233,032	$(183,249,560)	$9,190,068
Net loss	-	-	-	-	-	(3,481,948)	(3,481,948)
Conversion of preferred stock into common stock	(2,958)	(31)	986,665	9,866	(9,835)	-	-
Dividends on preferred stock	-	-	106,876	1,069	(1,069)	-	-
Proceeds from the exercise of common stock
purchase warrants	-	-	561,834	5,617	775,334	-	780,951
Issuance of common stock for services rendered	-	-	115,000	1,150	163,300	-	164,450
Reclassification of derivative liability	-	-	0	-	12,774	-	12,774
Stock-based compensation associated with
stock incentive plans	-	-	-	-	224,647	-	224,647
Balance at March 31, 2017	14,341	$143	22,412,403	$224,124	$193,398,183	$(186,731,508)	$6,890,942

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,481,948)	$(2,533,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,837,148	2,916,263
Loss on disposal of property and equipment	26,800	60,822
Stock-based compensation	224,647	198,884
Stock issued for services rendered or in settlement of liabilities	164,450	51,900
Amortization of debt discount and deferred financing fees	209,628	158,878
Loss (gain) on the change in fair value of derivative liability	40,445	(182,400)
Changes in operating assets and liabilities:
Accounts receivable	(2,403,196)	(519,098)
Prepaid expenses and other current assets	(874,327)	(930,554)
Other assets	8,295	9,807
Accounts payable and accrued expenses	3,617,302	390,727
Net cash provided by (used in) operating activities	1,369,244	(378,316)

Cash flows from investing activities:
Purchase of property and equipment	(984,642)	(988,768)
Proceeds from the sale of property and equipment	40,680	23,961
Payment for acquisitions, net of cash acquired	(558,329)	16,895
Net cash used in investing activities	(1,502,291)	(947,912)

Cash flows from financing activities:
Proceeds from the exercise of common stock purchase warrants	780,951	-
Repayments of term loan	(812,500)
Payments for obligations under asset purchase agreements	(191,668)
Repayments of notes payable-related parties	-	(238,111)
Payments on equipment financing obligations	(223,493)	(241,099)
Net cash used in financing activities	(446,710)	(479,210)
Net change in cash and cash equivalents	(579,757)	(1,805,438)
Cash and cash equivalents, including restricted cash, beginning of period	7,249,063	7,705,666
Cash and cash equivalents, including restricted cash, end of period	$6,669,306	$5,900,228

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in all material respects in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as amended (the “2016 Form 10-K”) as filed with the SEC. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Effective January 1, 2017, the Company changed the manner in which it accounts for federal and state universal service fees and surcharges in its consolidated statement of operations. The Company now includes the amounts collected in revenues, and reports the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, both the Company’s revenues and cost of revenues for the three months ended March 31, 2017 and 2016 include $0.7 million and $0.6 million, respectively, of governmental fees and surcharges.

During the three months ended March 31, 2017 and 2016, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations. Also, as discussed further below, effective January 1, 2017 the Company early adopted Accounting Standards Update (“ASU”) 2016-18, Restricted Cash.

Liquidity

Since inception, the Company has incurred significant net losses. At March 31, 2017, the Company had a working capital deficit of $8.8 million and stockholders’ equity of $6.9 million. At December 31, 2016, the Company had a working capital deficit of $6.6 million and stockholders’ equity of $9.2 million. The Company’s consolidated cash balance at March 31, 2017 was $6.6 million. While the Company believes it has sufficient cash to fund its operations and meet its operating and debt obligations for the next twelve months, it may be required to either raise additional capital, limit its discretionary capital expenditures or borrow amounts available under its revolving credit facility to support its business plan. There is currently no commitment for any additional funding and there can be no assurances that funds will be available on terms that are acceptable to the Company, or at all.

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of Fusion and each of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to recognition of revenue, allowance for doubtful accounts; fair value measurements of its financial instruments; useful lives of its long-lived assets used in computing depreciation and amortization; impairment assessment of goodwill and intangible assets; accounting for stock options and other equity awards, particularly related to fair value estimates, accounting for income taxes, contingencies and litigation. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less on the date of purchase. As of March 31, 2017 and December 31, 2016, the carrying value of cash and cash equivalents approximates fair value due to the short period to maturity.

Fair Value of Financial Instruments

At March 31, 2017, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, including intangible assets, for possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company did not record any impairment charges during the three months ended March 31, 2017 and 2016, as there were no indicators of impairment.

Goodwill

Goodwill is the excess of the acquisition cost of a business combination over the fair value of the identifiable net assets acquired. Goodwill at March 31, 2017 and December 31, 2016 was $35.3 million and $35.7 million, respectively.  All of the Company’s goodwill is attributable to its Business Services segment.

The following table presents the changes in the carrying amounts of goodwill during the three months ended March 31, 2017:

Balance at December 31, 2016	$35,689,215
Increase in goodwill associated with a 2016 acquisition	7,414
Adjustment to goodwill associated with acquisition of customer bases (see note 3)	(410,000)
Balance at March 31, 2017	$35,286,629

Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  The Company has determined that its reporting units are its operating segments (see note 15) since that is the lowest level at which discrete, reliable financial and cash flow information is available.  Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value.  If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed.  Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value, which is the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets.  If the implied fair value of goodwill is less than its carrying amount, an impairment is recognized.

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, it is then required to perform a quantitative impairment test. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The Company did not record any impairment charges related to goodwill during the three months ended March 31, 2017 and 2016.

Advertising and Marketing Costs

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services.  Advertising and marketing expenses were $0.1 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, and are reflected in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

The accounting and reporting requirements with respect to accounting for income taxes require an asset and liability approach. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2017 and December 31, 2016. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2013 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017 and 2016, the Company recognized no adjustments for uncertain tax positions.

Stock-Based Compensation

The Company recognizes expense for its employee stock-based compensation based on the fair value of the awards at the date of grant. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions. Compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related stock-based compensation award. For transactions in which goods or services are received from non-employees in return for the issuance of equity instruments, the expense is recognized in the period when the goods and services are received at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

New and Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. The Company early adopted ASU 2016-18 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right –to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective as of January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards are to be recognized as income tax expense or income tax benefit in the statement of operations. In addition, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur and excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Acquisitions

On November 18, 2016, the Company entered into an asset purchase agreement pursuant to which the Company assumed obligations to provide services to a customer base. In connection with that transaction, the Company recognized goodwill and a corresponding obligation to the seller in the amount of $0.4 million. In such agreement, the Company also agreed to pay additional consideration to the seller if it was able to facilitate the assignment of certain additional customers to the Company.

On March 1, 2017, the Company entered into an additional asset purchase agreement with another party pursuant to which the Company assumed obligations to provide services to a customer base and also purchased the outstanding accounts receivables associated with that customer base of approximately $0.6 million. As this customer base was included in the November 2016 agreement, the Company is required to pay consideration to the counterparty to that agreement the estimated aggregate amount of $1.7 million (included in customer base acquisitions in note 11).  The March 2017 agreement also provides for a management period during which the Company will be responsible for all aspects of the customer relationship with respect to the acquired customer base until such time as all regulatory approvals have been obtained, and the Company’s consolidated statement of operations includes the revenue associated with the customer base acquisition effective March 1, 2017.  The March 2017 agreement also provides for a transition period during which the seller thereunder will provide certain services and assistance to the Company.

The aggregate amount for the November 2016 and March 2017 agreements totaled $2.3 million, comprised of the $0.6 million paid for the accounts receivable and the $1.7 million of contingent consideration related to the customer base which was valued at a multiple of monthly revenue and that will be paid over a period of 18 months.  These agreements did not have a material effect on the Company’s results of operations or financial condition.

Note 4. Loss per share

Basic and diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss	$(3,481,948)	$(2,533,545)
Undeclared dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(99,518)	(100,623)
Conversion price reduction on Series B-2 Preferred Stock (see note 13)	(623,574)	-
Series B-2 warrant exchange (see note 13)	(347,190)	-
Dividends declared on Series B-2 Convertible Preferred Stock	(183,827)	(1,431,359)
Net loss attributable to common stockholders	$(4,736,057)	$(4,065,527)

Denominator
Basic and diluted weighted average common shares outstanding	20,707,699	13,741,366

Loss per share
Basic and diluted	$(0.23)	$(0.30)

For the three months ended March 31, 2017 and 2016, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Three Months Ended March 31,
	2017	2016
Warrants	2,697,679	3,005,337
Convertible preferred stock	2,063,125	2,627,795
Stock options	2,151,073	1,123,508
	6,911,877	6,756,640

The net loss per common share calculation includes a provision for preferred stock dividends on Fusion’s outstanding Series A-1, A-2 and A-4 preferred stock (the “Series A Preferred Stock”) of $0.1 million for the three months ended March 31, 2017 and 2016. Through March 31, 2017, the Board of Directors of Fusion has never declared a dividend on any series of the Series A Preferred Stock, resulting in approximately $4.8 million of accumulated preferred stock dividends. The Fusion Board declared dividends on the Company’s Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”) of $0.2 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 106,876 and 791,946 shares of Fusion’s common stock for the three months ended March 31, 2017 and 2016, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Intangible Assets

Intangible assets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks and tradename	$1,093,400	$(544,565)	$548,835	$1,093,400	$(501,982)	$591,418
Proprietary technology	6,670,000	(4,367,392)	2,302,608	6,670,000	(4,036,915)	2,633,085
Non-compete agreement	12,128,043	(10,391,130)	1,736,913	12,128,043	(9,891,892)	2,236,151
Customer relationships	67,713,181	(9,136,312)	58,576,869	65,948,181	(7,827,697)	58,120,484
Favorable lease intangible	218,000	(192,566)	25,434	218,000	(181,667)	36,333
Total acquired intangibles	$87,822,624	$(24,631,965)	$63,190,659	$86,057,624	$(22,440,153)	$63,617,471

Amortization expense was $2.2 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. Estimated future aggregate amortization expense is expected to be as follows:

Year	Amortization Expense
remainder of 2017	$8,583,253
2018	6,559,942
2019	5,576,211
2020	5,535,827
2021	5,361,460

Note 6. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
Supplemental Cash Flow Information	2017	2016
Cash paid for interest	$2,186,314	$1,460,306
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases	$-	$141,240
Conversion of preferred stock into common stock	$2,958,000	$-
Dividend on Series B-2 preferred stock paid with the issuance of Fusion common stock	$183,827	$1,431,359
Obligations under asset purchase agreements	$1,350,000	$1,011,607

Note 7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Insurance	$180,523	$160,262
Rent	-	5,389
Marketing	189,905	74,665
Software subscriptions	786,018	419,431
Comisssions	132,097	159,146
Other	302,385	265,316
Total	$1,590,928	$1,084,209

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Trade accounts payable	$5,068,040	$6,358,548
Accrued license fees	2,881,331	2,881,331
Accrued sales and federal excise taxes	2,647,773	2,863,363
Deferred revenue	1,923,870	1,874,641
Accrued network costs	6,362,545	1,416,000
Accrued sales commissions	841,928	819,106
Property and other taxes	814,236	581,956
Accrued payroll and vacation	379,683	421,733
Customer deposits	368,285	365,249
Interest payable	12,025	304,409
Credit card payable	53,890	265,985
Accrued USF fees	244,121	249,825
Accrued bonus	657,282	249,361
Professional and consulting fees	128,777	164,878
Rent	129,164	127,781
Other	834,603	778,672
Total	$23,347,553	$19,722,838

Note 9. Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations. These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%. The Company’s equipment financing obligations are as follows:

	March 31,	December 31,
	2017	2016
Equipment financing obligations	$2,016,167	$2,239,661
Less: current portion	(1,041,466)	(1,002,578)
Long-term portion	$974,701	$1,237,083

The Company’s payment obligations under its capital leases are as follows:

Year ending December 31:	Principal
2017	$779,084
2018	958,845
2019	268,044
2020	10,194
$2,016,167

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Long-Term Debt

Secured Credit Facilities

As of March 31, 2017 and December 31, 2016, secured credit facilities consists of the following:

	March 31,	December 31,
	2017	2016
Term loan	$64,187,500	$65,000,000
Less:
Deferred financing fees	(1,224,055)	(1,289,629)
Current portion	(4,062,500)	(2,979,167)
Term loan - long-term portion	$58,900,945	$60,731,204

Indebtedness under revolving credit facility	$3,000,000	$3,000,000

On November 14, 2016, Fusion NBS Acquisition Corp. (“FNAC”), a wholly-owned subsidiary of Fusion, entered into a new credit agreement (the “East West Credit Agreement”) with East West Bank, as administrative agent and the lenders identified therein (collectively with East West Bank, the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended FNAC (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire the $40 million outstanding under a previously existing credit facility, and to fund the cash portion of the purchase price of the Company’s acquisition of Apptix, Inc. (“Apptix”).

Borrowings under the East West Credit Agreement are evidenced by notes bearing interest at rates computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by FNAC. Interest on borrowings that FNAC designates as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that FNAC designates as “LIBOR rate” loans bear interest at the LIBOR rate of interest published by the Wall Street Journal, plus 5% per annum.

The Company is required to repay the term loan in equal monthly payments of $270,833 from January 1, 2017 through January 1, 2018, when monthly payments increase to $541,667, until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. At March 31, 2017 and December 31, 2016, $3.0 million was outstanding under the revolving credit facility.

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

●
The Company is required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization; and its failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of amounts outstanding.

●
The Company granted the lenders security interests on all of its assets, as well as the capital stock of FNAC and each of its subsidiaries.

●
Fusion and its subsidiaries (and future subsidiaries of both) other than FNAC have guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2017 and December 31, 2016, the Company was in compliance with all of the financial covenants contained in the East West Credit Agreement.

Notes Payable – Non-Related Parties

At March 31, 2017 and December 31, 2016, notes payable – non-related parties consists of the following:

	March 31,	December 31,
	2017	2016
Subordinated notes	$33,588,717	$33,588,717
Discount on subordinated notes	(1,286,514)	(1,368,629)
Deferred financing fees	(740,210)	(788,486)
Total notes payable - non-related parties	31,561,993	31,431,602
Less: current portion	-	-
Long-term portion	$31,561,993	$31,431,602

On November 14, 2016, FNAC, Fusion and Fusion’s subsidiaries other than FNAC entered into the Fifth Amended and Restated Securities Purchase Agreement (the “Praesidian Facility”) with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (collectively, the “Praesidian Lenders”). The Praesidian Facility amends and restates a prior facility, pursuant to which FNAC previously sold its Series A, Series B, Series C, Series D, Series E and Series F senior notes in an aggregate principal amount of $33.6 million (the “SPA Notes”).

Under the terms of the Praesidian Facility, the maturity date of the SPA Notes is May 12, 2022, no payments of principal are due until the maturity date, and the financial covenants contained in the Restated Purchase Agreement are substantially similar to those contained in the East West Credit Agreement. In connection with the execution of the Praesidian Facility, the Praesidian Lenders entered into a subordination agreement with the East West Lenders pursuant to which the Praesidian Lenders have subordinated their right to payment under the Restated Purchase Agreement and the SPA Notes to repayment of the Company’s obligations under the East West Credit Agreement. At March 31, 2017 and December 31, 2016, the Company was in compliance with all of the financial covenants contained in the Praesidian Facility.

Notes Payable – Related Parties

At March 31, 2017 and December 31, 2016, notes payable – related parties consists of the following:
	March 31,	December 31,
	2017	2016
Notes payable to Marvin Rosen	$928,081	$928,081
Discount on notes	(38,668)	(52,331)
Total notes payable - related parties	$889,413	$875,750

The notes payable to Marvin Rosen, Fusion’s Chairman of the Board, are subordinated to borrowings under the East West Credit Agreement and the Restated Purchase Agreement. This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Company’s obligations under the East West Credit Agreement and the Restated Purchase Agreement are paid in full.

Note 11. Obligations Under Asset Purchase Agreements

In connection with certain acquisitions and asset purchases completed by the Company during 2015, 2016 and 2017, the Company has various obligations to the sellers, mainly for payments of portions of the purchase price that have been deferred under the terms of the respective purchase and sale agreements. Such obligations to sellers or other parties associated with these transactions as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Root Axcess	$-	$166,668
Customer base acquisitions	1,316,417	334,025
Technology For Business, Inc.	911,606	936,606
	2,228,023	1,437,299
Less: current portion	(912,212)	(546,488)
Long-term portion	$1,315,811	$890,811

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Derivative Liability

Fusion has issued warrants to purchase shares of its common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”). For warrant instruments that are not deemed to be indexed to Fusion’s own stock, the Company classifies such instruments as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations. At March 31, 2017, Fusion had 565,634 warrants outstanding which provide for a downward adjustment of the exercise price if Fusion were to issue common stock at an issuance price, or issue convertible debt or warrants with a conversion or exercise price, that is less than the exercise price of these warrants. During the three months ended March 31, 2017, 19,200 of such warrants were exercised, and as a result approximately $13,000 was reclassified from the Company’s derivative liability into equity.

The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock. The following assumptions were used to determine the fair value of the warrants for the three months ended March 31, 2017 and 2016:
	Three months ended March 31,
	2017	2016
Stock price ($)	1.58	1.79
Adjusted Exercise price ($)	1.54	6.25
Risk-free interest rate (%)	2.23	1.78
Expected volatility (%)	74.40	96.70
Time to maturity (years)	1.75	3.0

At March 31, 2017 and December 31, 2016, the fair value of the derivative was $0.4 million and $0.3 million, respectively. For the three months ended March 31, 2017, the Company recognized a loss on the change in fair value of the derivative of approximately $28,000, and for the three months ended March 31, 2016, the Company recognized a gain on the change in the fair value of this derivative of $0.2 million.

Note 13. Equity Transactions

Common Stock

Fusion is authorized to issue 90,000,000 shares of its common stock. As of March 31, 2017 and December 31, 2016, 22,412,403 and 20,642,028 shares of its common stock, respectively, were issued and outstanding.

Effective as of March 31, 2017, the Company entered into exchange agreements with certain holders of Fusion’s outstanding warrants whereby the outstanding warrants were exchanged for new warrants (the “2017 Warrants”), which warrants permitted the holders to exercise and purchase, for a limited period of 60 days, unregistered shares of Fusion’s common stock at a discount of up to 10% below the closing bid price of the common stock at the time of exercise but in no event at a price of less than $1.30 per share. In connection with these exchange agreements, the warrant holders exercised warrants to purchase 561,834 shares of common stock on March 31, 2017 at an exercise price of $1.39 per share. The Company received proceeds from the exercise of the 2017 Warrants in the amount of $0.8 million, which will be used for general corporate purposes. All of the 2017 Warrants were immediately exercised and none remained outstanding as of March 31, 2017. As a result of the exchange, the Company recorded a preferred stock dividend in the amount of $0.3 million for the difference in fair value of the warrants that were exchanged (see note 4).

On February 23, 2017, Fusion issued 115,000 shares of its common stock valued at approximately $0.2 million for services rendered. During the three months ended March 31, 2017, Fusion’s Board of Directors declared a dividend on the Series B-2 Preferred Stock that was paid in the form of 106,876 shares of Fusion common stock (see note 4).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. As of March 31, 2017 and December 31, 2016 there were 5,045 shares of Series A Preferred Stock issued and outstanding. In addition, there were 9,296 and 12,254 shares of Series B-2 Preferred Stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

On March 31, 2017, the Company agreed with certain holders of its Series B-2 Preferred Stock to convert their shares of Series B-2 Preferred Stock into shares of Fusion common stock at a conversion price of $3.00 per share (the conversion price for such preferred stock otherwise being $5.00 per share). As a result, 2,958 shares of Series B-2 Preferred Stock were converted into a total of 986,665 shares of common stock, and the Company recorded a preferred stock dividend of $0.6 million for the value of the incremental number of common shares issued in connection with the reduction in the Series B-2 conversion price (see note 4).

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by the Fusion’s Board, on January 1 of each year. As of March 31, 2017, no dividend had been declared with respect to the Series A Preferred Stock (see note 4). The holders of the Series B-2 Preferred Stock are entitled to receive a cumulative 6% annual dividend payable quarterly in arrears when and if declared by the Fusion Board, in cash or shares of Fusion common stock, at the option of the Company (see note 4).

Stock Options

Fusion's 2016 Equity Incentive Plan reserves a number of shares of common stock equal to 10% of Fusion’s shares outstanding from time to time on a fully diluted basis, adjusted upward for the number of shares not granted under Fusion’s 2009 Stock Option plan and for shares covered by options granted thereunder that expire without being exercised. The 2016 Equity Incentive Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance share units to employees, officers, non-employee directors of, and consultants to the Company. Options issued under the various Fusion plans typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

The following assumptions were used to determine the fair value of the stock options granted under Fusion’s stock-based compensation plans using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	92.40%	96.70%
Average Risk-free interest rate (%)	2.27	1.78
Expected life of stock option term (years)	8.00	8.00

The Company recognized compensation expense of $0.2 million for the three months ended March 31, 2017 and 2016. These amounts are included in selling, general and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes stock option activity for the three months ended March 31, 2017:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2016	2,183,723	$2.56	8.56 years
Granted	14,000	1.48
Exercised	-	-
Forfeited	(33,700)	1.73
Expired	(12,950)	33.72
Outstanding at March 31, 2017	2,151,073	2.38	8.33 years
Exercisable at March 31, 2017	698,821	3.97	6.66 years

As of March 31, 2017, the Company had approximately $1.6 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s stock-based compensation plans, which is expected to be recognized over a weighted-average period of 2.1 years.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Commitments and Contingencies

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. Defending such proceedings can be costly and can impose a significant burden on management and employees. The Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition. As of March 31, 2017, the Company did not have any ongoing legal matters that would have a material adverse effect on its liquidity, results of operations or financial condition.

Recently, Apptix underwent a compliance audit relating to its resale of certain software licenses. The audit covers periods prior to November 14, 2016, the date on which the Company acquired Apptix. Based on preliminary findings from this audit, as of March 31, 2017 the Company has accrued approximately $2.9 million as part of the Apptix purchase price allocation. On May 3, 2017, FNAC commenced a lawsuit against the seller and certain of its and Apptix’s officers seeking to recover all amounts that it may be required to pay to the software vendor as well as to recoup a portion of the purchase price paid. This suit, which was filed in the United States District Court for the Southern District of New York, currently seeks a total of approximately $18.0 million in damages. There can be no assurances, however, that the Company will be able to recover all or any portion of the amount it seeks to recover. On May 9, 2017, the Company received formal notification from the software vendor asserting that the total amount owed is approximately $3.7 million. The Company is reviewing the materials provided and is evaluating whether a further accrual may be required. FNAC intends to amend its suit to increase the amount of damages claimed by an additional $1.0 million.

Note 15. Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and evaluated regularly by a company's chief operating decision maker in deciding how to allocate resources and assess performance.

The Company has two reportable segments – “Business Services” and “Carrier Services.” These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s measurement of segment profit exclude the Company’s executive, administrative and support costs. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the 2016 Form 10-K. The Company’s segments and their principal activities consist of the following:

Business Services

Through this operating segment, the Company provides a comprehensive suite of cloud communications, cloud connectivity, cloud computing and managed cloud-based applications to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating segment information for the three months ended March 31, 2017 and 2016 is summarized in the following tables:

	Three Months Ended March 31, 2017
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$7,330,836	$28,481,040	$-	$35,811,876
Cost of revenues (exclusive of depreciation and amortization)	7,130,207	12,140,706	-	19,270,913
Gross profit	200,629	16,340,334	-	16,540,963
Depreciation and amortization	39,253	3,586,979	210,916	3,837,148
Selling, general and administrative expenses	521,213	12,191,174	1,422,488	14,134,875
Interest expense	-	(2,023,552)	(68,760)	(2,092,312)
Loss on change in fair value of derivative liability	-	-	(40,445)	(40,445)
Other (expenses) income	(39)	170,322	(80,603)	89,680
Income tax provision	-	(7,811)	-	(7,811)
Net loss	$(359,876)	$(1,298,860)	$(1,823,212)	$(3,481,948)
Total assets	$6,367,811	$125,088,903	$1,817,144	$133,273,858
Capital expenditures	$21,443	$963,199	$-	$984,642

	Three Months Ended March 31, 2016
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$12,231,665	$21,562,584	$-	$33,794,249
Cost of revenues (exclusive of depreciation and amortization)	11,699,547	8,831,964	-	20,531,511
Gross profit	532,118	12,730,620	-	13,262,738
Depreciation and amortization	31,310	2,675,521	209,432	2,916,263
Selling, general and administrative expenses	1,381,688	9,011,989	1,031,109	11,424,786
Interest expense	(1,566)	(1,551,141)	(75,257)	(1,627,964)
Gain on change in fair value of derivative liability	-	-	182,400	182,400
Other income (expenses)	13	(289,018)	279,335	(9,670)
Net loss	$(882,433)	$(797,049)	$(854,063)	$(2,533,545)
Total assets	$7,740,286	$93,789,887	$2,179,070	$103,709,243
Capital expenditures	$16,244	$972,524	$-	$988,768

Note 16. Related Party Transactions

Since March 6, 2014, the Company has engaged a tax advisor to prepare its tax returns and to provide related tax advisory services. The Company was billed approximately $30,000 and $34,000 for the three months ended March 31, 2017 and 2016, respectively, by this firm. Larry Blum, a member of Fusion’s Board of Directors, is a Senior Advisor and a former partner of this firm.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Current liabilities:
Contingent purchase price liability	-	-	$912,212	$912,212
Non-current liabilities:
Contingent purchase price liability	-	-	$1,315,811	$1,315,811
Derivative liability (see note 12)	-	-	$376,321	$376,321
As of December 31, 2016
Current liabilities:
Contingent purchase price liability	-	-	$546,488	$546,488
Non-current liabilities:
Contingent purchase price liability	-	-	$890,811	$890,811
Derivative liability (see note 12)	-	-	$348,650	$348,650

Changes in the derivative warrant liability for the three months ended March 31, 2017 are as follows:

Balance at December 31, 2016	$348,650
Change for the period:
Change in fair value included in net loss	40,445
Warrant exchange (see note 12)	(12,774)
Balance at March 31, 2017	$376,321

Changes in the contingent purchase price liability for the three months ended March 31, 2017 are as follows:

Balance at December 31, 2016	$1,437,299
Change for the period:
Acquired customer base	1,350,000
Increase in amounts due from Technology Opportunity Group	(367,608)
Payments made	(191,668)
Balance at March 31, 2017	$2,228,023

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended, originally filed with the SEC on March 21, 2017 (the “2016 Form 10-K”).

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “plans,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. The primary risk of the Company is its ability to attract new capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with the terms of its senior debt agreements, competitors with broader product lines and greater resources, emergence into new markets, natural disasters, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by the Company from time to time in its filings with the SEC. However, the risks included should not be assumed to be the only risks that could affect future performance. All forward-looking statements included are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statements.

OVERVIEW

Our Business

We offer a comprehensive suite of cloud communications, cloud connectivity, cloud computing and managed cloud-based applications solutions to small, medium and large businesses, and offer domestic and international VoIP services to telecommunications carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, we are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our core Business Services products and services include cloud voice and Unified Communications as a Service, improving communication and collaboration on virtually any device, virtually anywhere, cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency and contact center solutions.  Our cloud computing and Infrastructure as a Service solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by our Software as a Service solutions, such as security and business continuity, our advanced cloud offerings include private and hybrid cloud, storage, backup and recovery and secure file sharing that allow our customers to experience the increased efficiencies and agility delivered by the cloud. The Company’s cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our Carrier Services segment, we have agreements with approximately 370 carrier customers and vendors, through which we sell domestic and international voice services to other carriers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations and foreign carriers sending traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Recent Acquisitions and Asset Purchases

On November 14, 2016, we acquired Apptix, Inc. (“Apptix”), for a purchase price of $26.7 million, consisting of approximately $23.0 million in cash and 2,997,926 shares of Fusion’s common stock. Apptix provides cloud-based communications, collaboration, virtual desktop, compliance, security and cloud computing solutions to approximately 1,500 business customers throughout the U.S.

In November 2016 and March 2017, we acquired customer bases and recorded corresponding intangible assets of approximately $2.3 million.

Our Performance

Revenues for the three months ended March 31, 2017 were $35.8 million, an increase of $2.0 million, or 6%, compared to the three months ended March 31, 2016. Our operating loss for the first three months of 2017 was $1.4 million, as compared with $1.1 million for the first three months of 2016. Our net loss for the three months ended March 31, 2017 was $3.5 million, as compared to $2.5 million for the three months ended March 31, 2016.

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

We have identified the policies and significant estimation processes discussed below as critical to our operations and to an understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included in the 2016 Form 10-K.

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts collected in revenues, and reports the associated costs in cost of revenues, and this change has been applied retrospectively in the accompanying consolidated financial statements for all periods presented. As a result, both our revenues and cost of revenues for the three months ended March 31, 2017 and 2016 include $0.7 million and $0.6 million, respectively, of governmental fees and surcharges.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues

For our Business Services segment, cost of revenues include the MRC associated with certain platform services purchased from other service providers, the MRC associated with private line services and the cost of broadband Internet access used to provide service to these business customers.

Cost of revenues for our Carrier Services segment is consists primarily of costs incurred from other carriers to originate, transport, and terminate voice calls for our carrier customers.  Thus, the majority of our cost of revenues for this segment is variable, based upon the number of minutes actually used by our customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switch.  During each period, the call activity is analyzed and an accrual is recorded for the costs associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between our network infrastructure, including our New Jersey switching facility, and certain large carrier customers and vendors.

Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses, approximates their fair values due to their short term nature.  Some of the warrants issued in conjunction with the issuance of our debt and equity securities are accounted for in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  For these warrant instruments that are not deemed to be indexed to Fusion’s stock, we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the underlying warrants are exercised or as they expire, and any change in fair value is recognized in our statement of operations.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock.

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value.  We did not record any impairment charges for the three months ended March 31, 2017 and 2016.

Impairment testing for goodwill is performed in the fourth fiscal quarter of each year.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary.  We did not record any impairment charges for goodwill or long-lived assets for the three months ended March 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We early adopted ASU 2016-18 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In February 2016, the FASB issued ASU No. 2016-2, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right–to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards are to be recognized as income tax expense or income tax benefit in the statement of operations. In addition, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur and excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective as of January 1, 2017. Adoption of this standard did not have a material impact on our consolidated financial statements.

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

 RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2017 and 2016:

	2017		2016
	$	%	$	%
Revenues	$35,811,876	100.0	$33,794,249	100.0
Cost of revenues *	19,270,913	53.8	20,531,511	60.8
Gross profit	16,540,963	46.2	13,262,738	39.2
Depreciation and amortization	3,837,148	10.7	2,916,263	8.6
Selling, general and administrative expenses	14,134,875	39.5	11,424,786	33.8
Total operating expenses	17,972,023	50.2	14,341,049	42.4
Operating loss	(1,431,060)	(4.0)	(1,078,311)	(3.2)
Other (expenses) income:
Interest expense	(2,092,312)	(5.8)	(1,627,964)	(4.8)
(Loss) gain on change in fair value of derivative liability	(40,445)	(0.1)	182,400	0.5
Loss on disposal of property and equipment	(26,800)	(0.1)	-	-
Other income, net	116,480	0.3	(9,670)	(0.0)
Total other expenses	(2,043,077)	(5.7)	(1,455,234)	(4.3)
Loss before income taxes	(3,474,137)	(9.7)	(2,533,545)	(7.5)
Provision for income taxes	(7,811)	(0.0)	-	-
Net loss	$(3,481,948)	(9.7)	$(2,533,545)	(7.5)

*Exclusive of depreciation and amortization, shown separately.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Revenues

Consolidated revenues were $35.8 million for the three months ended March 31, 2017, as compared to $33.8 million for the three months ended March 31, 2016, an increase of $2.0 million, or 6%.

Revenues from the Business Services segment were $28.5 million for the three months ended March 31, 2017 as compared to $21.6 million for the three months ended March 31, 2016. The increase is primarily attributable to revenue derived from new customers obtained from our acquisition of Apptix in November 2016.

Revenues from the Carrier Services segment were $7.3 million for the three months ended March 31, 2017 as compared to $12.2 million for the three months ended March 31, 2016. The decrease in Carrier Services revenue was primarily due to a 58% reduction in the number of minutes transmitted over our network in the first quarter of 2017, partially offset by a 41% increase in the blended rate per minute of traffic terminated.

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts in net revenues, and report the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, our Business Services revenues and cost of revenues for the three months ended March 31, 2017 and 2016 include $0.7 million and $0.6 million, respectively, of universal service fees and surcharges.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $19.3 million for the three months ended March 31, 2017, as compared to $20.5 million for the three months ended March 31, 2016. This decrease was due to the decline in call volume serviced by our Carrier Services segment resulting in a $4.6 million decrease in cost of revenues for this segment, largely offset by a $3.3 million increase in costs resulting from higher revenues in our Business Services segment.

Consolidated gross margin was 46.2% for the three months ended March 31, 2017, compared to 39.2% for the three months ended March 31, 2016. The increase is due to a higher mix of Business Services revenue, which generates a substantially higher margin than our Carrier Services revenue, in 2017 as compared to 2016.

Gross margin for the Business Services segment was 57.4% for the three months ending March 31, 2017, as compared to 59.0% for the three months ending March 31, 2016. The decrease is due primarily to lower margins associated with revenues from the acquired customer bases.

Gross margin for the Carrier Services segment was 2.7% for the three months ended March 31, 2016, as compared to 4.4% for the three months ended March 31, 2016. The decrease in gross margin was mainly due to a 42% increase in the cost per minute of traffic terminated in the first quarter of 2017 as compared to the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization expense was $3.8 million for the three months ended March 31, 2017, as compared to $2.9 million in the same period of 2016. The increase is primarily due to amortization expense related to the intangible assets recognized in the Apptix acquisition, primarily customer contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2017 was $14.1 million, as compared to $11.4 million for the three months ended March 31, 2016. This increase is driven primarily by higher salaries and employee related costs, as well as other expenses resulting from the Apptix acquisition in November of 2016.

Operating Loss

Our operating loss of $1.4 million for the three months ended March 31, 2017 represents an increase of $0.4 million from the operating loss for the three months ended March 31, 2016. The increase is due to the increases in SG&A and depreciation and amortization expense, largely offset by the increase in consolidated gross profit.

Interest Expense

Interest expense was $2.1 million for the three months ended March 31, 2017, as compared to $1.6 million for the three months ended March 31, 2016. The increase is due to an increase in outstanding indebtedness incurred in November of 2016 to finance the Apptix acquisition. This new financing increased our outstanding debt by approximately $25 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Net Loss

Our net loss for the three months ended March 31, 2017 was $3.5 million, as compared to $2.5 million for the three months ended March 31, 2016. The increase in net loss is due to the increase in operating loss of $0.4 million, the increase in interest expense of $0.5 million, and the decrease in other income, net of other expenses, of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant net losses. At March 31, 2017, we had a working capital deficit of $8.8 million and stockholders’ equity of $6.9 million. At December 31, 2016, we had a working capital deficit of $6.6 million and stockholders’ equity of $9.2 million. Our consolidated cash balance at March 31, 2017 was $6.6 million. While we believe we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to either raise additional capital, limit our discretionary capital expenditures or borrow amounts available under our revolving credit facility to support our business plan. There is currently no commitment for additional funding and there can be no assurances funds will be available on terms that are acceptable to us or at all.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of Fusion’s Board, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our then existing credit facilities, limitations under Delaware law and other factors that Fusion’s Board and senior management consider appropriate.

The holders of our Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%. These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion’s common stock. For the three months ended March 31, 2017 the Fusion Board declared a dividend of $0.2 million on the Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 106,876 shares of Fusion’s common stock.

For the past several years we have relied primarily on the sale of Fusion’s equity securities and the cash generated from our Business Services segment to fund our operations, and we issued additional debt securities to fund our acquisitions and growth strategy. On March 31, 2017, certain holders of outstanding warrants to purchase Fusion’s common stock exercised their warrants and we received proceeds of approximately $0.8 million.

On November 14, 2016, contemporaneously with the Apptix acquisition, we entered into a credit agreement (the “East West Credit Agreement”) with East West Bank, as administrative agent and the lenders identified therein (collectively the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended us (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire the $40 million that was outstanding under a previously existing credit facility, and to fund the cash portion of the purchase price of the Apptix acquisition in the amount of $23.1 million.

Borrowings under the East West Credit Agreement are evidenced by notes bearing interest at rates to be computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by us at the time of borrowing. Interest on borrowings that we designate as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that we designate as “LIBOR rate” loans bear interest at the LIBOR rate published by the Wall Street Journal, plus 5% per annum.

We are required to repay the term loan in equal monthly payments of $270,833 commencing January 1, 2017 and continuing through January 1, 2018, when monthly payments increase to $541,667 until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. At March 31, 2017, $64.2 million was outstanding under the term loan and $3.0 million was outstanding under the revolving credit facility.

Under the East West Credit Agreement:

●
We are subject to a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to our obligations to the East West Lenders, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries.

●
We are required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization; and our failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of this indebtedness.

●
We granted the East West Lenders security interests in all of our assets, as well as the capital stock of our Fusion NBS Acquisition Corp. subsidiary (“FNAC”) and each of its subsidiaries.

●
Fusion and its subsidiaries other than FNAC (and future subsidiaries of both) guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On November 14, 2016, FNAC, Fusion and Fusion’s subsidiaries other than FNAC entered into the Fifth Amended and Restated Securities Purchase Agreement (the “Praesidian Facility”) with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (collectively, the “Praesidian Lenders”). The Praesidian Facility amends and restates a prior facility, pursuant to which FNAC previously sold its Series A, Series B, Series C, Series D, Series E and Series F senior notes in an aggregate principal amount of $33.6 million (the “SPA Notes”). The proceeds from the SPA Notes were used to finance previous acquisitions within our Business Services segment. These notes require payments of monthly interest in the amount of $0.3 million and the entire principal amount of the notes are due May 12, 2022.

The Praesidian Facility contains financial covenants that are substantially similar to those contained in the East West Credit Agreement. At March 31, 2017, we were in compliance with all of the financial covenants under the East West Credit Agreement and the Praesidian Facility.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$1,445,219	$(378,316)
Net cash used in investing activities	(1,502,291)	(947,912)
Net cash used in financing activities	(522,685)	(479,210)
Net (decrease) increase in cash and cash equivalents	(579,757)	(1,805,438)
Cash and cash equivalents, including restricted cash, beginning of period	7,249,063	7,705,666
Cash and cash equivalents, including restricted cash, end of period	$6,669,306	$5,900,228

Cash provided by operating activities was $1.4 million for the three months ended March 31, 2017, as compared to cash used in operating activities of $0.4 million during the three months ended March 31, 2016.

The following table illustrates the primary components of our cash flows from operations:

	Three Months ended March 31,
	2017	2016
Net loss	$(3,481,948)	$(2,533,545)
Non-cash expenses, gains and losses	4,503,118	3,269,347
Changes in accounts receivable	(2,403,196)	(584,098)
Changes in accounts payable and accrued expenses	3,617,302	390,727
Other	(790,057)	(920,747)
Cash provided by (used in) operating activities	$1,445,219	$(378,316)

Cash used in investing activities for the three months ended March 31, 2017 consists primarily of capital expenditures in the amount of $1.0 million, and cash paid for the acquisition of the accounts receivables associated with the customer bases acquired (see note 3 to the accompanying Consolidated Financial Statements) in the amount of $0.6 million. Cash used in investing activities for the three months ended March 31, 2016 consists primarily of capital expenditures in the amount of $1.0 million. Capital expenditures for the remainder of 2017 are expected to be approximately $3.5 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment. While we expect capital expenditures to remain at approximately 3% to 4% of revenue, we may incur limited increases in our capital expenditures in support of new acquisition or revenue opportunities as they develop. A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements.

Cash used in financing activities was $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. During the first three months of 2017, we received proceeds from the exercise of common stock purchase warrants in the amount of $0.8 million, made principal payments on the East West Credit Facility term loan in the amount of $0.8 million, made payments under capital lease obligations of $0.2 million and paid down obligations under asset purchase agreements in the amount of $0.2 million. During the first three months of 2016, we made capital lease payments of approximately $0.2 million and made payments on outstanding notes payable in the amount of $0.2 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Other Matters

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

At March 31, 2017, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On May 1, 2017, FNAC commenced an action in the United States District Court for the Southern District of New York against Apptix, ASA, Johan Lindqvist, Christopher E. Mack and Peter J. Walther. In this action, FNAC currently seeks damages in the amount of $18.0 million, consisting of approximately $2.9 million arising from underpayments to a software vendor and approximately $15.1 million to recoup a portion of the purchase price paid for Apptix. FNAC alleges, among other things, fraud under both the Securities Exchange Act of 1934 and common law, negligent misrepresentations and breaches of representations and warranties. On May 8, 2017, FNAC was advised by the software vendor that it was seeking a total of $3.9 million due to underpayments. As a result, FNAC intends to amend its suit to increase the amount it seeks to recover by an additional $1.0 million. At this stage of the proceeding, the Company is not able to predict the outcome of this lawsuit.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our 2016 Form 10-K. There have been no material changes to our risk factors from those previously disclosed in the 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of March 31, 2017, Fusion entered into exchange agreements with certain holders of Fusion’s outstanding warrants whereby the outstanding warrants were exchanged for new warrants, which warrants permitted the holders to exercise and purchase, for a limited period of 60 days, unregistered shares of Fusion’s common stock at a discount of up to 10% below the closing bid price of the common stock at the time of exercise but in no event at a price of less than $1.30 per share. The exchange was conducted under the exemption provided by Rule 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). In connection with these exchange agreements, the warrant holders exercised warrants to purchase 561,834 shares of Fusion common stock on March 31, 2017 at an exercise price of $1.39 per share. These shares were not registered under the Securities Act, but were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act and/or Regulation D thereunder. The warrantholders also represented that they were accredited investors and that they were acquiring shares for investment purposes and not with a view to, or for sale in connection with, any distribution thereof. The certificates evidencing the shares bear a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

May 12, 2017	By:	/s/ Michael R. Bauer
Michael R. Bauer
Chief Financial Officer

May 12, 2017	By:	/s/ Lisa Taranto
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