Form 10-Q
period 2017-06-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2017-08-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 7, 2017.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	22,505,365

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,407,317	$7,221,910
Accounts receivable, net of allowance for doubtful accounts of
approximately $702,000 and $427,000, respectively	9,486,904	9,359,876
Prepaid expenses and other current assets	1,707,268	1,084,209
Total current assets	13,601,489	17,665,995
Property and equipment, net	13,850,574	14,248,915
Security deposits	612,299	630,373
Restricted cash	27,153	27,153
Goodwill	35,286,629	35,689,215
Intangible assets, net	60,975,789	63,617,471
Other assets	60,527	77,117
TOTAL ASSETS	$124,414,460	$131,956,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loan - current portion	$4,875,000	$2,979,167
Obligations under asset purchase agreements - current portion	911,370	546,488
Equipment financing obligations	1,238,986	1,002,578
Accounts payable and accrued expenses	20,692,741	19,722,838
Total current liabilities	27,718,097	24,251,071
Long-term liabilities:
Notes payable - non-related parties, net of discount	31,692,383	31,431,602
Notes payable - related parties	903,583	875,750
Term loan	57,341,519	60,731,204
Indebtedness under revolving credit facility	-	3,000,000
Obligations under asset purchase agreements	1,290,811	890,811
Equipment financing obligations	983,364	1,237,083
Derivative liabilities	262,542	348,650
Total liabilities	120,192,299	122,766,171
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
14,341 and 17,299 shares issued and outstanding	143	174
Common stock, $0.01 par value, 90,000,000 shares authorized,
22,505,365 and 20,642,028 shares issued and outstanding	225,054	206,422
Capital in excess of par value	193,605,847	192,233,032
Accumulated deficit	(189,608,883)	(183,249,560)
Total stockholders' equity	4,222,161	9,190,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,414,460	$131,956,239

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$38,089,006	$31,041,047	$73,900,882	$64,835,296
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	20,901,548	17,865,570	40,172,461	38,397,081
Gross profit	17,187,458	13,175,477	33,728,421	26,438,215
Depreciation and amortization	3,600,609	3,031,890	7,437,757	5,948,153
Selling, general and administrative expenses	14,330,934	11,270,013	28,465,809	22,694,799
Total operating expenses	17,931,543	14,301,903	35,903,566	28,642,952
Operating loss	(744,085)	(1,126,426)	(2,175,145)	(2,204,737)
Other (expenses) income:
Interest expense	(2,172,084)	(1,624,669)	(4,264,396)	(3,252,633)
Gain on change in fair value of derivative liabilities	113,779	45,642	73,334	228,042
Loss on disposal of property and equipment	(65,250)	(11,996)	(92,050)	(72,818)
Other income, net	13,365	37,111	129,845	88,263
Total other expenses	(2,110,190)	(1,553,912)	(4,153,267)	(3,009,146)
Loss before income taxes	(2,854,275)	(2,680,338)	(6,328,412)	(5,213,883)
Provision for income taxes	(23,100)	-	(30,911)	-
Net loss	(2,877,375)	(2,680,338)	(6,359,323)	(5,213,883)
Preferred stock dividends	(240,498)	(284,839)	(1,494,607)	(1,816,821)
Net loss attributable to common stockholders	(3,117,873)	(2,965,177)	(7,853,930)	(7,030,704)

Basic and diluted loss per common share:	$(0.14)	$(0.20)	$(0.36)	$(0.49)
Weighted average common shares outstanding:
Basic and diluted	22,408,335	14,864,768	21,562,714	14,306,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2016	17,299	$174	20,642,028	$206,422	$192,233,032	$(183,249,560)	$9,190,068
Net loss	-	-	-	-	-	(6,359,323)	(6,359,323)
Conversion of preferred stock into common stock	(2,958)	(31)	986,665	9,866	(9,835)	-	-
Dividends on preferred stock	-	-	205,776	2,058	(2,058)	-	-
Proceeds from the exercise of common stock
purchase warrants	-	-	561,834	5,617	775,334	-	780,951
Issuance of common stock for services rendered	-	-	115,000	1,150	163,300	-	164,450
Reclassification of derivative liability	-	-	-	-	12,774	-	12,774
Forfeiture of common stock award by employee	-	-	(5,938)	(59)	(8,552)	-	(8,611)
Stock-based compensation associated with
stock incentive plans	-	-	-	-	441,852	-	441,852
Balance at June 30, 2017	14,341	$143	22,505,365	$225,054	$193,605,847	$(189,608,883)	$4,222,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,359,323)	$(5,213,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,437,757	5,948,153
Loss on disposal of property and equipment	92,050	72,818
Stock-based compensation	441,852	378,548
Stock issued for services rendered or in settlement of liabilities	164,450	79,948
Amortization of debt discount and deferred financing fees	419,762	318,125
Gain on the change in fair value of derivative liability	(73,335)	(228,043)
Changes in operating assets and liabilities:
Accounts receivable	426,301	(124,925)
Prepaid expenses and other current assets	(991,509)	(1,230,504)
Other assets	16,590	(249,687)
Accounts payable and accrued expenses	953,879	(691,178)
Net cash provided by (used in) operating activities	2,528,474	(940,628)

Cash flows from investing activities:
Purchase of property and equipment	(2,341,272)	(2,325,210)
Proceeds from the sale of property and equipment	73,962	23,961
(Payment) for acquisitions, net of cash acquired	(558,329)	16,895
Escrow refund - PingTone acquisition	-	318,409
Return of security deposits	18,074	25,615
Net cash used in investing activities	(2,807,565)	(1,940,330)

Cash flows from financing activities:
Proceeds from the exercise of common stock purchase warrants	780,951	-
Repayments of term loan	(1,625,000)	(501,222)
Repayments of revolving debt, net	(3,000,000)
Payments for obligations under asset purchase agreements	(216,668)
Payments on equipment financing obligations	(474,785)	(497,422)
Net cash used in financing activities	(4,535,502)	(998,644)
Net change in cash and cash equivalents	(4,814,593)	(3,879,602)
Cash and cash equivalents, including restricted cash, beginning of period	7,249,063	7,705,666
Cash and cash equivalents, including restricted cash, end of period	$2,434,470	$3,826,064

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

Effective January 1, 2017, the Company changed the manner in which it accounts for federal and state universal service fees and surcharges in its consolidated statement of operations. The Company now includes the amounts collected in revenues, and reports the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, both the Company’s revenues and cost of revenues for the three and six months ended June 30, 2017 include $0.7 million and $1.4 million, respectively, of federal and state universal service fees and surcharges. Revenues and cost of revenues for the three and six months ended June 30, 2016 include $0.6 million and $1.2 million, respectively, of federal and state universal service fees and surcharges.

During the three and six months ended June 30, 2017 and 2016, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations. Also, as discussed further below, effective January 1, 2017 the Company early adopted Accounting Standards Update (“ASU”) 2016-18, Restricted Cash.

Liquidity

Since inception, the Company has incurred significant net losses. At June 30, 2017, the Company had a working capital deficit of $14.1 million and stockholders’ equity of $4.2 million. At December 31, 2016, the Company had a working capital deficit of $6.6 million and stockholders’ equity of $9.2 million. The Company’s consolidated cash balance at June 30, 2017 was $2.4 million. While the Company projects that it has sufficient cash to fund its operations and meet its operating and debt obligations for the next twelve months, it may be required to either raise additional capital, limit its discretionary capital expenditures or borrow amounts available under its revolving credit facility to support its business plan. There is currently no commitment for any additional funding and there can be no assurances that funds will be available on terms that are acceptable to the Company, or at all.

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

Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less on the date of purchase. As of June 30, 2017 and December 31, 2016, the carrying value of cash and cash equivalents approximates fair value due to the short period to maturity.

Fair Value of Financial Instruments

At June 30, 2017 and December 31, 2016, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, including intangible assets, for possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company did not record any impairment charges during the three and six months ended June 30, 2017 and 2016, as there were no indicators of impairment.

Goodwill

Goodwill is the excess of the acquisition cost of a business combination over the fair value of the identifiable net assets acquired. Goodwill at June 30, 2017 and December 31, 2016 was $35.3 million and $35.7 million, respectively.  All of the Company’s goodwill is attributable to its Business Services segment.

The following table presents the changes in the carrying amounts of goodwill during the six months ended June 30, 2017:

Balance at December 31, 2016	$35,689,215
Increase in goodwill associated with a 2016 acquisition	7,414
Adjustment to goodwill associated with acquisition of customer bases (see note 3)	(410,000)
Balance at June 30, 2017	$35,286,629

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

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, it is then required to perform a quantitative impairment test. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The Company did not record any impairment charges related to goodwill during the three and six months ended June 30, 2017 and 2016.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Advertising and Marketing Costs

Advertising and marketing expenses includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services.  Advertising and marketing expenses were $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. Advertising and marketing expenses are reflected in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2017 and December 31, 2016. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2013 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of June 30, 2017 and December 31, 2016. During the three and six months ended June 30, 2017 and 2016, the Company recognized no adjustments for uncertain tax positions.

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

New and Recently Adopted Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. The Company early adopted ASU 2016-18 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard became effective as of January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

On March 1, 2017, the Company entered into an additional asset purchase agreement with another party pursuant to which the Company assumed obligations to provide services to a customer base and also purchased the outstanding accounts receivables associated with that customer base of approximately $0.6 million. As this customer base was included in the November 2016 agreement, the Company is required to pay consideration to the counterparty to that agreement in the estimated aggregate amount of $1.7 million (included in customer base acquisitions in note 11).  The March 2017 agreement also provides for a management period during which the Company will be responsible for all aspects of the customer relationship with respect to the acquired customer base until such time as all regulatory approvals have been obtained, and the Company’s consolidated statement of operations includes the revenue associated with the customer base acquisition effective March 1, 2017.  The March 2017 agreement also provides for a transition period during which the seller thereunder will provide certain services and assistance to the Company.

The aggregate amount for the November 2016 and March 2017 agreements totaled $2.3 million, comprised of the $0.6 million paid for the accounts receivable and the $1.7 million of contingent consideration related to the customer base which was valued at a multiple of monthly revenue and that will be paid over a period of 18 months.  The March 2017 agreement resulted in a reduction to the goodwill in the amount of $0.4 million. These agreements did not have a material effect on the Company’s results of operations or financial condition.

Note 4. Loss per share

Basic and diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net loss	(2,877,375)	(2,680,338)	$(6,359,323)	$(5,213,883)
Undeclared dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(100,624)	(100,624)	(200,141)	(201,247)
Conversion price reduction on Series B-2 Preferred Stock (see note 13)	-	-	(623,574)	-
Series B-2 warrant exchange (see note 13)	-	-	(347,191)	-
Dividends declared on Series B-2 Convertible Preferred Stock	(139,874)	(184,215)	(323,701)	(1,615,574)
Net loss attributable to common stockholders	$(3,117,873)	$(2,965,177)	$(7,853,930)	$(7,030,704)

Denominator
Basic and diluted weighted average common shares outstanding	22,408,335	14,864,768	21,562,714	14,306,170

Loss per share
Basic and diluted	$(0.14)	$(0.20)	$(0.36)	$(0.49)

For the six months ended June 30, 2017 and 2016, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Six Months Ended June 30,
	2017	2016
Warrants	2,657,900	2,971,685
Convertible preferred stock	2,065,230	2,629,645
Stock options	2,160,525	1,158,984
	6,883,655	6,760,314

The net loss per common share calculation includes a provision for preferred stock dividends on Fusion’s outstanding Series A-1, A-2 and A-4 preferred stock (collectively, the “Series A Preferred Stock”) for the three and six months ended June 30, 2017 of $0.1 million and $0.2 million, respectively. The provision for dividends on the Series A Preferred Stock for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million, respectively.. Through June 30, 2017, the Board of Directors of Fusion has never declared a dividend on any series of the Series A Preferred Stock, resulting in approximately $4.9 million of accumulated preferred stock dividends.

The Fusion Board declared dividends on the Company’s Series B-2 Cumulative Convertible Preferred Stock (the “Series B-2 Preferred Stock”) of $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. As permitted by the terms of the Series B-2 Preferred Stock, dividends were paid in the form of 205,776 and 887,576 shares of Fusion’s common stock for the six months ended June 30, 2017 and 2016, respectively.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 5. Intangible Assets

Intangible assets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks and tradename	$1,093,400	$(587,148)	$506,252	$1,093,400	$(501,982)	$591,418
Proprietary technology	6,670,000	(4,697,869)	1,972,131	6,670,000	(4,036,915)	2,633,085
Non-compete agreement	12,128,043	(10,890,367)	1,237,676	12,128,043	(9,891,892)	2,236,151
Customer relationships	67,713,181	(10,467,985)	57,245,196	65,948,181	(7,827,697)	58,120,484
Favorable lease intangible	218,000	(203,466)	14,534	218,000	(181,667)	36,333
Total acquired intangibles	$87,822,624	$(26,846,835)	$60,975,789	$86,057,624	$(22,440,153)	$63,617,471

Amortization expense was $2.2 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4.4 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively. Estimated future aggregate amortization expense is expected to be as follows:

Year	Amortization Expense
remainder of 2017	$4,177,862
2018	6,561,232
2019	5,577,500
2020	5,537,117
2021	5,362,750

Note 6. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,
Supplemental Cash Flow Information	2017	2016
Cash paid for interest	$4,139,659	$2,750,175
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases or equipment financing obligations	$457,475	$141,240
Conversion of preferred stock into common stock	$2,958,000	$-
Dividend on Series B-2 preferred stock paid with the issuance of Fusion common stock	$323,701	$415,574
Obligations under asset purchase agreements	$1,350,000	$1,011,606

Note 7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Insurance	$170,830	$160,262
Rent	80,091	5,389
Marketing	36,351	74,665
Software subscriptions	881,799	419,431
Comisssions	115,564	159,146
Other	422,633	265,316
Total	$1,707,268	$1,084,209

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Trade accounts payable	$4,940,015	$6,358,548
Accrued license fees	2,881,331	2,881,331
Accrued sales and federal excise taxes	2,777,928	2,863,363
Deferred revenue	1,633,739	1,874,641
Accrued network costs	3,469,076	1,416,000
Accrued sales commissions	872,616	819,106
Property and other taxes	818,732	581,956
Accrued payroll and vacation	472,670	421,733
Customer deposits	377,631	365,249
Interest payable	9,383	304,409
Credit card payable	22,873	265,985
Accrued USF fees	205,984	249,825
Accrued bonus	516,395	249,361
Professional and consulting fees	195,650	164,878
Rent	130,077	127,781
Other	1,368,641	778,672
Total	$20,692,741	$19,722,838

Note 9. Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations. These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%. The Company’s equipment financing obligations are as follows:

	June 30,	December 31,
	2017	2016
Equipment financing obligations	$2,222,350	$2,239,661
Less: current portion	(1,238,986)	(1,002,578)
Long-term portion	$983,364	$1,237,083

The Company’s payment obligations under its capital leases are as follows:

Year ending December 31:	Principal
remainder of 2017	$642,084
2018	1,140,586
2019	429,486
2020	10,194
$2,222,350

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 10. Long-Term Debt

Secured Credit Facilities

As of June 30, 2017 and December 31, 2016, secured credit facilities consists of the following:

	June 30,	December 31,
	2017	2016
Term loan	$63,375,000	$65,000,000
Less:
Deferred financing fees	(1,158,481)	(1,289,629)
Current portion	(4,875,000)	(2,979,167)
Term loan - long-term portion	$57,341,519	$60,731,204

Indebtedness under revolving credit facility	$-	$3,000,000

On November 14, 2016, Fusion NBS Acquisition Corp. (“FNAC”), a wholly-owned subsidiary of Fusion, entered into a new credit agreement (the “East West Credit Agreement”) with East West Bank, as administrative agent and the lenders identified therein (collectively with East West Bank, the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended FNAC (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire the $40 million outstanding under a previously existing credit facility, and to fund the cash portion of the purchase price of FNAC’s acquisition of the issued and outstanding capital stock (the “Apptix Acquisition”) of Apptix, Inc., a wholly-owned subsidiary of Apptix, ASA (“Apptix”).

Borrowings under the East West Credit Agreement are evidenced by notes bearing interest at rates computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by FNAC. Interest on borrowings that FNAC designates as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that FNAC designates as “LIBOR rate” loans bear interest at the LIBOR rate of interest published by the Wall Street Journal, plus 5% per annum. The current interest rate is 6.25% per annum.

The Company is required to repay the term loan in equal monthly payments of $270,833 from January 1, 2017 through January 1, 2018, when monthly payments increase to $541,667, until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. At June 30, 2017 and December 31, 2016, $0 and $3.0 million, respectively, was outstanding under the revolving credit facility.

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

At June 30, 2017 and December 31, 2016, the Company was in compliance with all of the financial covenants contained in the East West Credit Agreement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes Payable – Non-Related Parties

At June 30, 2017 and December 31, 2016, notes payable – non-related parties consists of the following:

	June 30,	December 31,
	2017	2016
Subordinated notes	$33,588,717	$33,588,717
Discount on subordinated notes	(1,204,398)	(1,368,629)
Deferred financing fees	(691,936)	(788,486)
Total notes payable - non-related parties	31,692,383	31,431,602
Less: current portion	-	-
Long-term portion	$31,692,383	$31,431,602

On November 14, 2016, FNAC, Fusion and Fusion’s other subsidiaries entered into the Fifth Amended and Restated Securities Purchase Agreement (the “Praesidian Facility”) with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (collectively, the “Praesidian Lenders”). The Praesidian Facility amends and restates a prior facility, pursuant to which FNAC previously sold its Series A, Series B, Series C, Series D, Series E and Series F senior notes in an aggregate principal amount of $33.6 million (the “SPA Notes”). These notes require interest payments in the amount of $0.3 million per month.  The current interest rate is 10.8% per annum.

Under the terms of the Praesidian Facility, the maturity date of the SPA Notes is May 12, 2022, no payments of principal are due until the maturity date, and the financial covenants contained in the Praesidian Facility are substantially similar to those contained in the East West Credit Agreement. In connection with the execution of the Praesidian Facility, the Praesidian Lenders entered into a subordination agreement with the East West Lenders pursuant to which the Praesidian Lenders have subordinated their right to payment under the Restated Purchase Agreement and the SPA Notes to repayment of the Company’s obligations under the East West Credit Agreement. At June 30, 2017 and December 31, 2016, the Company was in compliance with all of the financial covenants contained in the Praesidian Facility.

Notes Payable – Related Parties

At June 30, 2017 and December 31, 2016, notes payable – related parties consists of the following:

	June 30,	December 31,
	2017	2016
Notes payable to Marvin Rosen	$928,081	$928,081
Discount on notes	(24,498)	(52,331)
Total notes payable - related parties	$903,583	$875,750

The notes payable to Marvin Rosen, Fusion’s Chairman of the Board, are subordinated to borrowings under the East West Credit Agreement and the Praesidian Facility. These notes are unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Company’s obligations under the East West Credit Agreement and the Praesidian Facility are paid in full.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 11. Obligations Under Asset Purchase Agreements

In connection with certain acquisitions and asset purchases completed by the Company during 2015, 2016 and 2017, the Company has various obligations to the sellers, mainly for payments of portions of the purchase price that have been deferred under the terms of the respective purchase and sale agreements. Such obligations to sellers or other parties associated with these transactions as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31,
	2017	2016
Root Axcess	$-	$166,668
Customer base acquisitions	1,315,575	334,025
Technology For Business, Inc.	886,606	936,606
	2,202,181	1,437,299
Less: current portion	(911,370)	(546,488)
Long-term portion	$1,290,811	$890,811

Note 12. Derivative Liability

Fusion has issued warrants to purchase shares of its common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging. For warrant instruments that are not deemed to be indexed to Fusion’s own stock, the Company classifies such instruments as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations. At June 30, 2017, Fusion had 549,634 warrants outstanding which provide for a downward adjustment of the exercise price if Fusion were to issue common stock at an issuance price, or issue convertible debt or warrants with a conversion or exercise price, that is less than the exercise price of these warrants. During the six months ended June 30, 2017, 35,200 of such warrants were exercised and, as a result, approximately $13,000 was reclassified from the Company’s derivative liability into equity.

The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock. The following assumptions were used to determine the fair value of the warrants for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Stock price ($)	1.45-1.58	1.79-1.84
Adjusted Exercise price ($)	1.54-1.55	6.25
Risk-free interest rate (%)	2.23	1.58-1.78
Expected volatility (%)	64.3-74.4	94.6-96.7
Time to maturity (years)	1.5-1.75	2.75-3.00

At June 30, 2017 and December 31, 2016, the fair value of the derivative was $0.3 million. For the three months ended June 30, 2017 and 2016, the Company recognized a gain on the change in fair value of the derivative of $0.1 million and approximately $46,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company recognized a gain on the change in the fair value of this derivative of $0.1 million and $0.2 million, respectively.

Note 13. Equity Transactions

Common Stock

Fusion is authorized to issue 90,000,000 shares of its common stock. As of June 30, 2017 and December 31, 2016, 22,505,365 and 20,642,028 shares of its common stock, respectively, were issued and outstanding.

During the six months ended June 30, 2017, the Company entered into exchange agreements with certain holders of Fusion’s outstanding warrants whereby the outstanding warrants were exchanged for new warrants (the “2017 Warrants”), which warrants permitted the holders to exercise and purchase, for a limited period of 60 days, unregistered shares of Fusion’s common stock at a discount of up to 10% below the closing bid price of the common stock at the time of exercise but in no event at a price of less than $1.30 per share. In connection with these exchange agreements, the warrant holders exercised 2017 Warrants to purchase 561,834 shares of common stock on March 31, 2017 at an exercise price of $1.39 per share. The Company received proceeds from the exercise of the 2017 Warrants in the amount of $0.8 million, which were used for general corporate purposes. In connection with the exchange agreements, all of the 2017 Warrants were immediately exercised and none remained outstanding as of June 30, 2017. As a result of the exchange, the Company recorded a preferred stock dividend in the amount of $0.3 million for the difference in fair value of the warrants that were exchanged (see note 4).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On February 23, 2017, Fusion issued 115,000 shares of its common stock valued at approximately $0.2 million for services rendered. During the six months ended June 30, 2017, Fusion’s Board of Directors declared dividends on the Series B-2 Preferred Stock that were paid in the form of 205,776 shares of Fusion common stock (see note 4).

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. As of June 30, 2017 and December 31, 2016, there were 5,045 shares of Series A Preferred Stock issued and outstanding. In addition, there were 9,296 and 12,254 shares of Series B-2 Preferred Stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

On March 31, 2017, the Company agreed with certain holders of its Series B-2 Preferred Stock to convert their shares of Series B-2 Preferred Stock into shares of Fusion common stock at a conversion price of $3.00 per share (the conversion price for such preferred stock otherwise being $5.00 per share). As a result, 2,958 shares of Series B-2 Preferred Stock were converted into a total of 986,665 shares of Fusion common stock, and the Company recorded a preferred stock dividend of $0.6 million for the value of the incremental number of common shares issued in connection with the reduction in the conversion price of the Series B-2 Preferred Stock (see note 4).

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by the Fusion’s Board, on January 1 of each year. As of June 30, 2017, no dividends have been declared with respect to the Series A Preferred Stock (see note 4). The holders of the Series B-2 Preferred Stock are entitled to receive a cumulative 6% annual dividend payable quarterly in arrears when and if declared by the Fusion Board, in cash or shares of Fusion common stock, at the option of the Company (see note 4). As of June 30, 2017, all required quarterly dividends have been paid.

Stock Options

Fusion's 2016 equity incentive plan reserves a number of shares of common stock equal to 10% of Fusion’s common stock outstanding from time to time on a fully diluted basis, adjusted upward for the number of shares not granted under Fusion’s 2009 stock option plan and for shares covered by options granted thereunder that expire without being exercised. The 2016 equity incentive plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance share units to employees, officers, non-employee directors of, and consultants to the Company. Options issued under the various Fusion plans typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

The following assumptions were used to determine the fair value of the stock options granted under Fusion’s stock-based compensation plans using the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	92.40%	94.6-96.7%
Average Risk-free interest rate	2.22%	1.58%
Expected life of stock option term (years)	8.00	8.00

The Company recognized compensation expense of $0.2 million for the three months ended June 30, 2017 and 2016, and $0.4 million for the six months ended June 30, 2017 and 2016. These amounts are included in selling, general and administrative expenses in the condensed consolidated interim statements of operations.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2016	2,183,723	$2.56	8.56 years
Granted	59,450	1.55
Exercised	-	-
Forfeited	(57,138)	1.59
Expired	(25,510)	19.28
Outstanding at June 30, 2017	2,160,525	2.36	8.15 years
Exercisable at June 30, 2017	712,240	3.89	6.60 years

As of June 30, 2017, the Company had approximately $1.4 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s stock-based compensation plans, which is expected to be recognized over a weighted-average period of 2.0 years.

Note 14. Commitments and Contingencies

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. Defending such proceedings can be costly and can impose a significant burden on management and employees. The Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition. As of June 30, 2017, the Company did not have any ongoing legal matters that would have a material adverse effect on its liquidity, results of operations or financial condition.

In May 2017, FNAC commenced an action in the United States District Court for the Southern District of New York against Apptix, ASA, and certain of its and Apptix’s former officers and employees, arising from an estimated $2.9 million underpayment of license fees to a software vendor (see note 8). In August 2017, FNAC settled this litigation. As consideration for terminating the litigation, FNAC will be paid $150,000 in cash and the sellers will return 300,000 shares of Fusion common stock valued at $363,000 to the Company.

Note 15. Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and evaluated regularly by a company's chief operating decision maker in deciding how to allocate resources and assess performance.

The Company has two reportable segments – Business Services and Carrier Services. These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s measurement of segment profit exclude the Company’s executive, administrative and support costs. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the 2016 Form 10-K. The Company’s segments and their principal activities consist of the following:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Carrier Services

Carrier Services includes the termination of domestic and international carrier traffic utilizing primarily VoIP technology.  VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than other technologies.  The Company currently interconnects with approximately 370 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets. See note 18 for a discussion regarding the Company’s future plans relating to this business segment.

Operating segment information for the three and six months ended June 30, 2017 and 2016 is summarized in the following tables:

	Three Months Ended June 30, 2017
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$8,107,985	$29,981,021	$-	$38,089,006
Cost of revenues (exclusive of depreciation and amortization)	7,912,535	12,989,013	-	20,901,548
Gross profit	195,450	16,992,008	-	17,187,458
Depreciation and amortization	255,113	3,351,262	(5,766)	3,600,609
Selling, general and administrative expenses	570,153	12,535,452	1,225,329	14,330,934
Interest expense	-	(2,113,396)	(58,688)	(2,172,084)
Gain on change in fair value of derivative liability	-	-	113,779	113,779
Other expenses, net	(44)	(6,990)	(44,851)	(51,885)
Income tax provision	-	(23,100)	-	(23,100)
Net loss	$(629,860)	$(1,038,192)	$(1,209,323)	$(2,877,375)
Total assets	$1,571,274	$121,286,610	$1,556,576	$124,414,460

	Six Months Ended June 30, 2017
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$15,438,821	$58,462,061	$-	$73,900,882
Cost of revenues (exclusive of depreciation and amortization)	15,042,742	25,129,719	-	40,172,461
Gross profit	396,079	33,332,342	-	33,728,421
Depreciation and amortization	294,366	6,938,241	205,150	7,437,757
Selling, general and administrative expenses	1,091,366	24,726,626	2,647,817	28,465,809
Interest expense	-	(4,136,948)	(127,448)	(4,264,396)
Gain on change in fair value of derivative liability	-	-	73,334	73,334
Other (expenses) income, net	(83)	163,334	(125,456)	37,795
Income tax provision	-	(30,911)	-	(30,911)
Net loss	$(989,736)	$(2,337,050)	$(3,032,537)	$(6,359,323)
Capital expenditures	$21,443	$2,319,829	$-	$2,341,272

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended June 30, 2016
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$9,614,629	$21,426,418	$-	$31,041,047
Cost of revenues (exclusive of depreciation and amortization)	9,154,522	8,711,048	-	17,865,570
Gross profit	460,107	12,715,370	-	13,175,477
Depreciation and amortization	46,697	2,705,035	280,158	3,031,890
Selling, general and administrative expenses	637,184	9,493,429	1,139,400	11,270,013
Interest expense	-	(1,398,460)	(226,209)	(1,624,669)
Gain on change in fair value of derivative liability	-	-	45,642	45,642
Other (expenses) income, net	-	(374,932)	400,047	25,115
Net loss	$(223,774)	$(1,256,486)	$(1,200,078)	$(2,680,338)
Total assets	$6,991,833	$91,846,337	$1,661,748	$100,499,918

	Six Months Ended June 30, 2016
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$21,846,295	$42,989,001	$-	$64,835,296
Cost of revenues (exclusive of depreciation and amortization)	20,854,069	17,543,012	-	38,397,081
Gross profit	992,226	25,445,989	-	26,438,215
Depreciation and amortization	78,008	5,380,556	489,589	5,948,153
Selling, general and administrative expenses	1,329,369	18,505,418	2,860,012	22,694,799
Interest expense	-	(3,096,313)	(156,320)	(3,252,633)
Gain on change in fair value of derivative liability	-	-	228,042	228,042
Other (expenses) income, net	-	(517,238)	532,683	15,445
Net loss	$(415,151)	$(2,053,536)	$(2,745,196)	$(5,213,883)
Capital expenditures	$41,584	$2,283,626	$-	$2,325,210

Note 16. Related Party Transactions

Since March 6, 2014, the Company has engaged a tax advisor to prepare its tax returns and to provide related tax advisory services. The Company was billed $0.1 million and approximately $60,000 for the six months ended June 30, 2017 and 2016, respectively, by this firm. Larry Blum, a member of Fusion’s Board of Directors, is a Senior Advisor to and a former partner of this firm.

The Company also has notes payable to Marvin Rosen (see note 10).

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

The following table represents the liabilities measured at fair value on a recurring basis:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Level 1	Level 2	Level 3	Total
As of June 30, 2017
Current liabilities:
Contingent purchase price liability	-	-	$911,370	$911,370
Non-current liabilities:
Contingent purchase price liability	-	-	$1,290,811	$1,290,811
Derivative liability (see note 12)	-	-	$262,542	$262,542
As of December 31, 2016
Current liabilities:
Contingent purchase price liability	-	-	$546,488	$546,488
Non-current liabilities:
Contingent purchase price liability	-	-	$890,811	$890,811
Derivative liability (see note 12)	-	-	$348,650	$348,650

Changes in the derivative warrant liability for the six months ended June 30, 2017 are as follows:

Balance at December 31, 2016	$348,650
Change for the period:
Change in fair value included in net loss	(73,334)
Warrant exchange (see note 12)	(12,774)
Balance at June 30, 2017	$262,542

Changes in the contingent purchase price liability for the six months ended June 30, 2017 are as follows:

Balance at December 31, 2016	$1,437,299
Change for the period:
Acquired customer base	1,350,000
Increase in amounts due from Technology Opportunity Group	(368,450)
Payments made	(216,668)
Balance at June 30, 2017	$2,202,181

Note 18. Subsequent Events

On July 20, 2017, Fusion entered into a contribution agreement with its newly formed wholly-owned subsidiary Fusion Global Services LLC (‘FGS”) under the terms of which, Fusion contributed certain assets from its Carrier Services Business segment to FGS. Simultaneously with the execution of the foregoing contribution agreement, FGS also entered into an agreement with XcomIP, LLC, (“XcomIP”), under which XcomIP agreed to contribute its carrier business to FGS subject to satisfaction of certain conditions precedent. If these conditions are satisfied, FGS and XcomIP will execute a contribution agreement, and Fusion and XcomIP will execute a shareholder agreement under which Fusion will agree to provide up to $750,000 in working capital. Following XcomIP’s contribution of assets, Fusion will hold a 60% membership interest in FGS assets, liabilities and results of operations that will then be consolidated in the financial statements of the Company. The Company expects to complete the foregoing transactions prior to the end of August 2017.

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

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “plans,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. The primary risk of the Company is its ability to attract new capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with the terms of its credit facilities, competitors with broader product lines and greater resources, emergence into new markets, natural disasters, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by the Company from time to time in its filings with the SEC. However, the risks included should not be assumed to be the only risks that could affect future performance. All forward-looking statements included are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statements.

OVERVIEW

Our Business

We offer a comprehensive suite of cloud communications, cloud connectivity, cloud computing and managed cloud-based applications to small, medium and large businesses, and offer domestic and international VoIP services to telecommunications carriers worldwide.  Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.  We currently operate our business in two distinct business segments: Business Services and Carrier Services.

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

Recent Events

On July 20, 2017, we entered into a contribution agreement with our newly formed wholly-owned subsidiary Fusion Global Services LLC (‘FGS”) under the terms of which, we contributed certain assets from our Carrier Services Business segment to FGS. Simultaneously with the execution of the foregoing contribution agreement, FGS also entered into an agreement with XcomIP, LLC, (“XcomIP”), under which XcomIP agreed to contribute its carrier business to FGS subject to satisfaction of certain conditions precedent. If these conditions are satisfied, FGS and XcomIP will execute a contribution agreement, and Fusion and XcomIP will execute a shareholder agreement under which Fusion will agree to provide up to $750,000 in working capital. Following XcomIP’s contribution of assets, Fusion will hold a 60% membership interest in FGS assets, liabilities and results of operations that will then be consolidated in the financial statements of the Company. We expect to complete the foregoing transactions prior to the end of August 2017.

On November 14, 2016, we acquired certain assets (the “Apptix Acquisition”) of Apptix, Inc. (“Apptix”), for a purchase price of $26.7 million, consisting of approximately $23.0 million in cash and 2,997,926 shares of Fusion’s common stock. Apptix provides cloud-based communications, collaboration, virtual desktop, compliance, security and cloud computing solutions to approximately 1,500 business customers throughout the U.S.

In November 2016 and March 2017, we acquired customer bases and recorded corresponding intangible assets (see note 3 to the accompanying Consolidated Financial Statements) of approximately $2.3 million.

Our Performance

Revenues for the three months ended June 30, 2017 were $38.1 million, an increase of $7.7 million, or 25%, compared to the three months ended June 30, 2016. Our operating loss for the three months ending June 30, 2017 was $0.7 million, as compared with $1.1 million for the three months ended June 30, 2016. Our net loss for the three months ended June 30, 2017 was $2.9 million, as compared to $2.7 million for the three months ended June 30, 2016.

Revenues for the six months ended June 30, 2017 were $73.9 million, an increase of $10.3 million, or 16%, compared to the six months ended June 30, 2016. Our operating loss for the six months ending June 30, 2017 and June 30, 2016 was $2.2 million. Our net loss for the six months ended June 30, 2017 was $6.4 million, as compared to $5.2 million for the six months ended June 30, 2016.

Our Outlook

Our ability to achieve positive cash flows from operations and net profitability is substantially dependent upon our ability to increase revenue and/or on our ability to achieve further cost savings and operational efficiencies in our operations.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts collected in revenues, and reports the associated costs in cost of revenues, and this change has been applied retrospectively in the accompanying consolidated financial statements for all periods presented. As a result, both our revenues and cost of revenues for the three and six months ended June 30, 2017 include $0.7 million and $1.4 million, respectively, of federal and state universal service fees and surcharges, and revenues and cost of revenues for the three and six months and June 30, 2016 include $0.6 million, and $1.2 million, respectively, of federal and state universal service fees and surcharges.

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

Our Carrier Services revenue is primarily derived from usage fees charged to other carriers that terminate VoIP traffic over our network.  Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration.  It is recognized upon completion of the call, and is adjusted to reflect the allowance for billing adjustments.  Revenue for each customer is calculated from information received through our network switches.  Our customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates.  This software provides us with the ability to complete a timely and accurate analysis of revenue earned in a period.  We believe that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

Cost of Revenues

For our Business Services segment, cost of revenues include the MRC associated with certain platform services purchased from other service providers, the MRC associated with private line services and the cost of broadband Internet access used to provide service to these business customers.

Cost of revenues for our Carrier Services segment consists primarily of costs incurred from other carriers to originate, transport, and terminate voice calls for our carrier customers.  Thus, the majority of our cost of revenues for this segment is variable, based upon the number of minutes actually used by our customers and the destinations they are calling.  Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switch.  During each period, the call activity is analyzed and an accrual is recorded for the costs associated with minutes not yet invoiced.  This cost accrual is calculated using minutes from the system and the variable cost of revenue based upon predetermined contractual rates.  Fixed expenses reflect the costs associated with connectivity between our network infrastructure, including our New Jersey switching facility, and certain large carrier customers and vendors.

Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses, approximates their fair values due to their short term nature.  Some of the warrants issued in conjunction with the issuance of our debt and equity securities are accounted for in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.  For these warrant instruments that are not deemed to be indexed to Fusion’s stock, we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the underlying warrants are exercised or as they expire, and any change in fair value is recognized in our statement of operations.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock.

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

Impairment testing for goodwill is performed in the fourth fiscal quarter of each year.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary.  We did not record any impairment charges for goodwill or long-lived assets for the six months ended June 30, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We early adopted ASU 2016-18 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard became effective as of January 1, 2017. Adoption of this standard did not have a material impact on our consolidated financial statements.

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

 RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

The following table summarizes the results of our consolidated operations for the three months ended June 30, 2017 and 2016:

	2017		2016
	$	%	$	%
Revenues	$38,089,006	100.0	$31,041,047	100.0
Cost of revenues *	20,901,548	54.9	17,865,570	57.6
Gross profit	17,187,458	45.1	13,175,477	42.4
Depreciation and amortization	3,600,609	9.5	3,031,890	9.8
Selling, general and administrative expenses	14,330,934	37.6	11,270,013	36.3
Total operating expenses	17,931,543	47.1	14,301,903	46.1
Operating loss	(744,085)	(2.0)	(1,126,426)	(3.6)
Other (expenses) income:
Interest expense	(2,172,084)	(5.7)	(1,624,669)	(5.2)
Gain on change in fair value of derivative liability	113,779	0.3	45,642	0.1
Loss on disposal of property and equipment	(65,250)	(0.2)	(11,996)	(0.0)
Other income, net	13,365	0.0	37,111	0.1
Total other expenses	(2,110,190)	(5.5)	(1,553,912)	(5.0)
Loss before income taxes	(2,854,275)	(7.5)	(2,680,338)	(8.6)
Provision for income taxes	(23,100)	(0.1)	-	-
Net loss	$(2,877,375)	(7.6)	$(2,680,338)	(8.6)

*Exclusive of depreciation and amortization, shown separately.

Revenues

Consolidated revenues were $38.1 million for the three months ended June 30, 2017, as compared to $31.0 million for the three months ended June 30, 2016, an increase of $7.0 million, or 23%.

Revenues from the Business Services segment were $30.0 million for the three months ended June 30, 2017 as compared to $21.4 million for the three months ended June 30, 2016. The increase is primarily attributable to revenue derived from new customers acquired in the Apptix Acquisition in November 2016, and to the customer base acquired in November 2016 and March 2017.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Revenues from the Carrier Services segment were $8.1 million for the three months ended June 30, 2017 as compared to $9.6 million for the three months ended June 30, 2016. The decrease in Carrier Services revenue was primarily due to a reduction in the number of minutes transmitted over our network in the second quarter of 2017, partially offset by an increase in the blended rate per minute of traffic terminated.

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts in net revenues, and report the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, our Business Services revenues and cost of revenues for the three months ended June 30, 2017 and 2016 include $0.7 million and $0.6 million, respectively, of federal and state universal service fees and surcharges

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $20.9 million for the three months ended June 30, 2017, as compared to $17.9 million for the three months ended June 30, 2016. The increase is largely due to a $4.3 million increase in costs resulting from higher revenues in our Business Services segment, partially offset by a $1.2 million decline in costs in our Carrier Services segment resulting from a decline in call colume serviced.

Consolidated gross margin was 45.1% for the three months ended June 30, 2017, as compared to 42.4% for the three months ended June 30, 2016. The increase is due to a higher mix of Business Services revenue, which generates a substantially higher margin than our Carrier Services revenue in 2017 as compared to 2016.

Gross margin for the Business Services segment was 56.7% for the three months ending June 30, 2017, as compared to 59.3% for the three months ending June 30, 2016. The decrease is due primarily to lower margins associated with revenues from the acquired customer bases.

Gross margin for the Carrier Services segment was 2.4% for the three months ended June 30, 2017, as compared to 4.8% for the three months ended June 30, 2016. The decrease in gross margin was mainly due to an increase in the cost per minute of traffic terminated in the second quarter of 2017 as compared to the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization expense was $3.6 million for the three months June 30, 2017, as compared to $3.0 million in the same period of 2016. The increase is primarily due to amortization expense related to the intangible assets recognized in the Apptix Acquisition, primarily customer contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2017 was $14.3 million, as compared to $11.3 million for the three months ended June 30, 2016. This increase is driven primarily by higher salaries and employee related costs, as well as other expenses resulting from the Apptix Acquisition in November 2016.

Operating Loss

Our operating loss of $0.7 million for the three months ended June 30, 2017 represents a decrease of $0.4 million from the operating loss for the three months ended June 30, 2016. The decrease is due to the $4.0 million increase in consolidated gross profit in 2017 resulting from increased business services revenues, largely offset by the $3.6 million increase in operating expenses.

Other Expenses

Other expenses, which includes interest expense, gains on the change in fair value of the Company’s derivative liability, loss on the disposal of property and equipment and miscellaneous income and expense, was $2.1 million for the three months ended June 30, 2017, as compared to $1.6 million for the three months ended June 30, 2016. The increase is due to higher interest expense in the amount of $0.5 million related to the increase in outstanding indebtedness incurred in November 2016 to finance the Apptix Acquisition. This new financing increased our outstanding debt by approximately $25 million.

Net Loss

Our net loss for the three months ended June 30, 2017 was $2.9 million, as compared to $2.7 million for the three months ended June 30, 2016, as the improvement in operating loss of $0.4 million for the quarter was more than offset by the increase in other expenses.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

The following table summarizes the results of our consolidated operations for the six months ended June 30, 2017 and 2016:

	2017		2016
	$	%	$	%
Revenues	$73,900,882	100.0	$64,835,296	100.0
Cost of revenues *	40,172,461	54.4	38,397,081	59.2
Gross profit	33,728,421	45.6	26,438,215	40.8
Depreciation and amortization	7,437,757	10.1	5,948,153	9.2
Selling, general and administrative expenses	28,465,809	38.5	22,694,799	35.0
Total operating expenses	35,903,566	48.6	28,642,952	44.2
Operating loss	(2,175,145)	(2.9)	(2,204,737)	(3.4)
Other (expenses) income:
Interest expense	(4,264,396)	(5.8)	(3,252,633)	(5.0)
Gain on change in fair value of derivative liability	73,334	0.1	228,042	0.4
Loss on disposal of property and equipment	(92,050)	(0.1)	(72,818)	(0.1)
Other income, net	129,845	0.2	88,263	0.1
Total other expenses	(4,153,267)	(5.6)	(3,009,146)	(4.6)
Loss before income taxes	(6,328,412)	(8.6)	(5,213,883)	(8.0)
Provision for income taxes	(30,911)	(0.0)	-	-
Net loss	$(6,359,323)	(8.6)	$(5,213,883)	(8.0)
*Exclusive of depreciation and amortization, shown separately.

Revenues

Consolidated revenues were $73.9 million for the six months ended June 30, 2017, as compared to $64.8 million for the six months ended June 30, 2016, an increase of $9.1 million, or 14%.

Revenues from the Business Services segment were $58.5 million for the first six months of 2017, as compared to $43.0 million for the first six months of 2016, an increase of 26%. The increase is primarily attributable to revenue derived from new customers obtained from the Apptix Acquisition in November 2016, and to the customer base acquired in November 2016 and March 2017.

Revenues from the Carrier Services segment were $15.4 million for the six months ended June 30, 2017 as compared to $21.8 million for the six months ended June 30, 2016. The decrease in Carrier Services revenue was primarily due to a reduction in the number of minutes transmitted over our network in the first six months of 2017, partially offset by an increase in the blended rate per minute of traffic terminated.

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts in net revenues, and report the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, our Business Services revenues and cost of revenues for the six months ended June 30, 2017 and 2016 include $1.4 million and $1.2 million, respectively, of federal universal service fees and surcharges

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $40.2 million for the six months ended June 30, 2017, as compared to $38.4 million for the six months ended June 30, 2016. The increase is mainly due to a $7.6 million increase in costs resulting from higher revenues in our Business Services segment, partially offset by the decline in call volume serviced by our Carrier Services segment resulting in a $5.8 million decrease in the overall cost of revenues.

Consolidated gross margin was 45.6% for the six months ended June 30, 2017, compared to 40.8% for the six months ended June 30, 2016. The increase is due to a higher mix of Business Services revenue, which generates a substantially higher margin than our Carrier Services revenue, in 2017 as compared to 2016.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Gross margin for the Business Services segment was 57.0% for the six months ending June 30, 2017, as compared to 59.2% for the six months ending June 30, 2016. The decrease is due primarily to lower margins associated with revenues from the acquired customer bases.

Gross margin for the Carrier Services segment was 2.6% for the six months ended June 30, 2017, as compared to 4.5% for the six months ended June 30, 2016. The decrease in gross margin was mainly due to an increase in the cost per minute of traffic terminated in the six months ended June 30, 2017, as compared to the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization expense was $7.4 million for the six months June 30, 2017, as compared to $5.9 million in the same period of 2016. The increase is primarily due to amortization expense related to the intangible assets recognized in the Apptix Acquisition, primarily customer contracts.

Selling, General and Administrative Expenses

SG&A for the six months ended June 30, 2017 was $28.5 million, as compared to $22.7 million for the six months ended June 30, 2016. This increase is driven primarily by higher salaries and employee related costs, as well as other expenses resulting from the Apptix Acquisition in November of 2016.

Operating Loss

Our operating loss of $2.2 million for the six months ended June 30, 2017 was largely unchanged from the same period of a year ago, as the increase in consolidated gross profit of $7.3 million was offset by the increase in operating expenses.

Other Expenses

Other expenses was $4.2 million for the six months ended June 30, 2017, as compared to $3.0 million for the six months ended June 30, 2016. The increase is due to higher interest expense in the amount of $1.0 million related to the increase in outstanding indebtedness incurred in November 2016 to finance the Apptix Acquisition.

Net Loss

Our net loss for the six months ended June 30, 2017 was $6.4 million, as compared to $5.2 million for the six months ended June 30, 2016, as the increase in consolidated gross profit of $7.3 million was offset by the increase in operating expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant net losses. At June 30, 2017, we had a working capital deficit of $14.1 million and stockholders’ equity of $4.2 million. At December 31, 2016, we had a working capital deficit of $6.6 million and stockholders’ equity of $9.2 million. Our consolidated cash balance at June 30, 2017 was $2.4 million. While the Company projects that it has sufficient cash to fund its operations and meet its operating and debt obligations for the next twelve months, we may be required to either raise additional capital, limit our discretionary capital expenditures or borrow amounts available under our revolving credit facility to support our business plan. There is currently no commitment for additional funding and there can be no assurances funds will be available on terms that are acceptable to us or at all.

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

The holders of our Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%. These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion’s common stock. For the six months ended June 30, 2017 the Fusion Board declared dividends of $0.3 million on the Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 205,776 shares of Fusion’s common stock.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Borrowings under the East West Credit Agreement are evidenced by notes bearing interest at rates to be computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by us at the time of borrowing. Interest on borrowings that we designate as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that we designate as “LIBOR rate” loans bear interest at the LIBOR rate published by the Wall Street Journal, plus 5% per annum. The current interest rate is 6.25% per annum.

We are required to repay the term loan in equal monthly payments of $270,833 commencing January 1, 2017 and continuing through January 1, 2018, when monthly payments increase to $541,667 until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. During the three months ended June 30, 2017, we paid down the $3.0 million that was outstanding amount on the revolving credit facility and at June 30, 2017, $63.4 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility.

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

On November 14, 2016, FNAC, Fusion and Fusion’s subsidiaries other than FNAC entered into the Fifth Amended and Restated Securities Purchase Agreement (the “Praesidian Facility”) with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (collectively, the “Praesidian Lenders”). The Praesidian Facility amends and restates a prior facility, pursuant to which FNAC previously sold its Series A, Series B, Series C, Series D, Series E and Series F senior notes in an aggregate principal amount of $33.6 million (the “SPA Notes”). The proceeds from the SPA Notes were used to finance previous acquisitions within our Business Services segment. These notes require payments of monthly interest in the amount of $0.3 million and the entire principal amount of the notes are due May 12, 2022. The current intererest rate is 10.8% per annum.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Praesidian Facility contains financial covenants that are substantially similar to those contained in the East West Credit Agreement. At June 30, 2017, we were in compliance with all of the financial covenants under the East West Credit Agreement and the Praesidian Facility.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$2,528,474	$(940,628)
Net cash used in investing activities	(2,807,565)	(1,940,330)
Net cash used in financing activities	(4,535,502)	(998,644)
Net decrease in cash and cash equivalents	(4,814,593)	(3,879,602)
Cash and cash equivalents, including restricted cash, beginning of year	7,249,063	7,705,666
Cash and cash equivalents, including restricted cash, end of year	$2,434,470	$3,826,064

Cash provided by operating activities was $2.5 million for the six months ended June 30, 2017, as compared to cash used in operating activities of $0.9 million during the six months ended June 30, 2016.

The following table illustrates the primary components of our cash flows from operations:

	Six Months ended June 30,
	2017	2016
Net loss	$(6,359,323)	$(5,213,883)
Non-cash expenses, gains and losses	8,482,536	6,569,549
Changes in accounts receivable	426,301	(124,925)
Changes in accounts payable and accrued expenses	953,879	(691,178)
Other	(974,919)	(1,480,191)
Cash provided by (used in) operating activities	$2,528,474	$(940,628)

Cash used in investing activities for the six months ended June 30, 2017 consists primarily of capital expenditures in the amount of $2.3 million, and cash paid for the acquisition of the accounts receivables associated with the customer bases acquired (see note 3 to the accompanying Consolidated Financial Statements) in the amount of $0.6 million. Cash used in investing activities for the six months ended June 30, 2016 consists primarily of capital expenditures in the amount of $2.3 million and a partial refund of the purchase price of a prior acquisition in the amount of $0.3 million. Capital expenditures for the remainder of 2017 are expected to be approximately $2.5 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment. While we expect capital expenditures to remain at approximately 3% to 4% of revenue, we may incur limited increases in our capital expenditures in support of new acquisition or revenue opportunities as they develop. A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements.

Cash used in financing activities was $4.5 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. During the first six months of 2017, we received proceeds from the exercise of common stock purchase warrants in the amount of $0.8 million, made principal payments on the East West Credit Facility term loan in the amount of $1.6 million, paid down our revolving line of credit in the amount $3.0 million, made payments under capital lease obligations of $0.5 million and paid down obligations under asset purchase agreements in the amount of $0.2 million. During the first six months of 2016, we made capital lease payments of approximately $0.5 million and made payments on outstanding notes payable in the amount of $0.5 million.

Other Matters

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

At June 30, 2017, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2017, FNAC commenced an action in the United States District Court for the Southern District of New York against Apptix, ASA and certain of its and Apptix’s former officers and employees, arising from an estimated $2.9 million underpayment of license fees to a software vendor (see note 8 to the accompanying consolidated financial statements). In August 2017, FNAC settled this litigation. As consideration for terminating the litigation, FNAC will be paid $150,000 in cash and the sellers will return 300,000 shares of Fusion common stock valued at $363,000 to the Company.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

August 14, 2017	By:	/s/ Michael R. Bauer
Michael R. Bauer
Chief Financial Officer

August 14, 2017	By:	/s/ Lisa Taranto
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