Form 10-Q
period 2017-09-30
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2017-11-13
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 12, 2017.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	22,367,631

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,341,634	$7,221,910
Accounts receivable, net of allowance for doubtful accounts of
approximately $779,000 and $427,000, respectively	14,359,639	9,359,876
Prepaid expenses and other current assets	1,776,072	1,084,209
Total current assets	18,477,345	17,665,995
Property and equipment, net	13,769,882	14,248,915
Security deposits	615,585	630,373
Restricted cash	27,153	27,153
Goodwill	34,773,629	35,689,215
Intangible assets, net	58,760,920	63,617,471
Other assets	52,231	77,117
TOTAL ASSETS	$126,476,745	$131,956,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loan - current portion	$5,687,500	$2,979,167
Obligations under asset purchase agreements - current portion	603,192	546,488
Equipment financing obligations	1,186,115	1,002,578
Accounts payable and accrued expenses	25,674,946	19,722,838
Total current liabilities	33,151,753	24,251,071
Long-term liabilities:
Notes payable - non-related parties, net of discount	31,822,773	31,431,602
Notes payable - related parties	918,135	875,750
Term loan	55,782,094	60,731,204
Indebtedness under revolving credit facility	1,500,000	3,000,000
Obligations under asset purchase agreements	1,265,811	890,811
Equipment financing obligations	716,005	1,237,083
Derivative liabilities	760,965	348,650
Total liabilities	125,917,536	122,766,171
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
14,341 and 17,299 shares issued and outstanding	143	174
Common stock, $0.01 par value, 90,000,000 shares authorized,
22,296,683 and 20,642,028 shares issued and outstanding	222,967	206,422
Capital in excess of par value	193,642,257	192,233,032
Accumulated deficit	(193,312,093)	(183,249,560)
Total Fusion Telecommunications International, Inc. stockholders' equity	553,274	9,190,068
Noncontrolling interest	5,935	-
Total stockholders' equity	559,209	9,190,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,476,745	$131,956,239

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$36,355,187	$30,159,019	$110,256,069	$95,041,024
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	19,749,188	17,431,477	59,921,649	55,875,267
Gross profit	16,605,999	12,727,542	50,334,420	39,165,757
Depreciation and amortization	3,711,253	2,998,628	11,149,010	8,946,781
Selling, general and administrative expenses	13,649,349	11,408,048	42,115,158	34,102,847
Total operating expenses	17,360,602	14,406,676	53,264,168	43,049,628
Operating loss	(754,603)	(1,679,134)	(2,929,748)	(3,883,871)
Other (expenses) income:
Interest expense	(2,204,520)	(1,625,195)	(6,468,916)	(4,877,828)
(Loss) gain on change in fair value of derivative liabilities	(617,820)	152,057	(544,486)	380,099
Loss on disposal of property and equipment	(161,037)	(13,959)	(253,087)	(86,777)
Other income, net	47,694	32,028	177,539	120,291
Total other expenses	(2,935,683)	(1,455,069)	(7,088,950)	(4,464,215)
Loss before income taxes	(3,690,286)	(3,134,203)	(10,018,698)	(8,348,086)
Provision for income taxes	(10,200)	(10,951)	(41,111)	(10,951)
Net loss	(3,700,486)	(3,145,154)	(10,059,809)	(8,359,037)
Less: Net income attributable to non-controlling interest	(2,724)	-	(2,724)	-
Net loss attributable to Fusion Telecommunications International, Inc.	(3,703,210)	(3,145,154)	(10,062,533)	(8,359,037)
Preferred stock dividends	(241,191)	(285,646)	(1,735,798)	(2,102,467)
Net loss attributable to common stockholders	(3,944,401)	(3,430,800)	(11,798,331)	(10,461,504)

Basic and diluted loss per common share:	$(0.18)	$(0.23)	$(0.54)	$(0.72)
Weighted average common shares outstanding:
Basic and diluted	22,352,341	14,990,816	21,828,816	14,536,893

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Fusion Telecommunications International, Inc. Equity	Non-controlling interest	Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2016	17,299	$174	20,642,028	$206,422	$192,233,032	$(183,249,560)	$9,190,068	$-	$9,190,068
Conversion of preferred stock into common stock	(2,958)	(31)	986,665	9,866	(9,835)	-	-	-	-
Non-controlling interest (40%) in FGS	-	-	-	-	-	-	-	3,211	3,211
Dividends on preferred stock	-	-	257,238	2,572	(2,572)	-	-	-	-
Exercise of common stock purchase warrants	-	-	561,834	5,617	775,334	-	780,951	-	780,951
Issuance of common stock for services rendered	-	-	125,870	1,259	183,301	-	184,560	-	184,560
Reclassification of derivative liability	-	-	-	-	132,171	-	132,171	-	132,171
Forfeiture of common stock award by employee	-	-	(5,938)	(59)	(8,552)	-	(8,611)	-	(8,611)
Cancellation of common stock issued in 2016 acquisition	-	-	(300,000)	(3,000)	(360,000)	-	(363,000)	-	(363,000)
Cashless exercise of warrants	-	-	28,986	290	(290)	-	-	-	-
Net (loss) income	-	-	-	-	-	(10,062,533)	(10,062,533)	2,724	(10,059,809)
Stock-based compensation	-	-	-	-	699,668	-	699,668	-	699,668
Balance at September 30, 2017	14,341	$143	22,296,683	$222,967	$193,642,257	$(193,312,093)	$553,274	$5,935	$559,209

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,059,809)	$(8,359,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,149,010	8,946,781
Loss on disposal of property and equipment	253,087	86,777
Stock-based compensation	699,668	572,996
Stock issued for services rendered or in settlement of liabilities	184,560	105,256
Amortization of debt discount and deferred financing fees	630,279	477,751
Loss (gain) on the change in fair value of derivative liability	544,487	(380,099)
Changes in operating assets and liabilities:
Accounts receivable	(4,446,433)	(410,771)
Prepaid expenses and other current assets	(876,267)	(1,373,378)
Other assets	24,885	(317,927)
Accounts payable and accrued expenses	5,786,081	(1,258,968)
Net cash provided by (used in) operating activities	3,889,548	(1,910,619)

Cash flows from investing activities:
Purchase of property and equipment	(3,940,382)	(3,782,232)
Proceeds from the sale of property and equipment	96,344	28,736
Noncontrolling interest	3,211	-
(Payment) for acquisitions, net of cash acquired	(558,329)	16,895
Refunds of purchase price from acquisitions	150,000	392,617
Return of security deposits	14,788	26,750
Net cash used in investing activities	(4,234,368)	(3,317,234)

Cash flows from financing activities:
Proceeds from the exercise of common stock purchase warrants	780,951	-
Repayments of term loan	(2,437,500)	(824,973)
Repayments of revolving debt, net	(1,500,000)
Payments for obligations under asset purchase agreements	(583,892)
Payments on equipment financing obligations	(795,015)	(743,647)
Net cash used in financing activities	(4,535,456)	(1,568,620)
Net change in cash and cash equivalents	(4,880,276)	(6,796,473)
Cash and cash equivalents, including restricted cash, beginning of period	7,249,063	7,705,666
Cash and cash equivalents, including restricted cash, end of period	$2,368,787	$909,193

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

Effective January 1, 2017, the Company changed the manner in which it accounts for federal and state universal service fees and surcharges in its consolidated statement of operations. The Company now includes the amounts collected for these fees and surcharges in revenues, and reports the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, both the Company’s revenues and cost of revenues for the three and nine months ended September 30, 2017 include $0.9 million and $2.3 million, respectively, of federal and state universal service fees and surcharges. Revenues and cost of revenues for the three and nine months ended September 30, 2016 include $0.7 million and $1.9 million, respectively, of federal and state universal service fees and surcharges.

During the three and nine months ended September 30, 2017 and 2016, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations. We discussed further below, effective January 1, 2017 the Company early adopted Accounting Standards Update (“ASU”) 2016-18, Restricted Cash.

Liquidity

Since inception, the Company has incurred significant net losses. At September 30, 2017, the Company had a working capital deficit of $14.7 million and stockholders’ equity of $0.6 million. At December 31, 2016, the Company had a working capital deficit of $6.6 million and stockholders’ equity of $9.2 million. The Company’s consolidated cash balance at September 30, 2017 was $2.3 million. While the Company projects that it has sufficient cash to fund its operations and meet its operating and debt obligations through November 2018, it may be required to either raise additional capital, limit its discretionary capital expenditures or borrow amounts available under its revolving credit facility to support its business plan. There is currently no commitment for any additional funding and there can be no assurances that funds will be available on terms that are acceptable to the Company, or at all.

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of Fusion and each of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Effective September 1, 2017, Fusion transferred 40% of its membership interests in Fusion Global Services LLC (“FGS”) to XcomIP, LLC (“XcomIP”), in exchange for which XcomIP contributed assets of its carrier business to FGS. Under the terms of various agreements entered into by Fusion and XcomIP, Fusion and XcomIP also executed a shareholder agreement under which Fusion has agreed to provide up to $750,000 in working capital to FGS. The Company has determined that, based on the terms of the foregoing agreements, it has a controlling financial interest in FGS under the guidance set forth in Accounting Standards Codification (“ASC”) 810, Consolidation, therefore the accounts of FGS are consolidated into Fusion’s consolidated financial statements as of and for the nine months ended September 30, 2017. Prior to the transfer of membership interests to XcomIP, Fusion transferred its Carrier Services business to FGS.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to recognition of revenue; allowance for doubtful accounts; fair value measurements of its financial instruments; useful lives of its long-lived assets used in computing depreciation and amortization; impairment assessment of goodwill and intangible assets; accounting for stock options and other equity awards, particularly related to fair value estimates; and accounting for income taxes, contingencies and litigation. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates.

Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less on the date of purchase. As of September 30, 2017 and December 31, 2016, the carrying value of cash and cash equivalents approximates fair value due to the short period to maturity.

Fair Value of Financial Instruments

At September 30, 2017 and December 31, 2016, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates its fair value due to the short term nature of these financial instruments.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, including intangible assets, for possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company did not record any impairment charges during the three and nine months ended September 30, 2017 and 2016, as there were no indicators of impairment.

Goodwill

Goodwill is the excess of the acquisition cost of a business combination over the fair value of the identifiable net assets acquired. Goodwill at September 30, 2017 and December 31, 2016 was $34.8 million and $35.7 million, respectively.  All of the Company’s goodwill is attributable to its Business Services segment.

The following table presents the changes in the carrying amounts of goodwill during the nine months ended September 30, 2017:

Balance at December 31, 2016	$35,689,215
Increase in goodwill associated with a 2016 acquisition	7,414
Settlement of litigation with Apptix sellers	(513,000)
Adjustment to goodwill associated with acquisition of customer bases (see note 3)	(410,000)
Balance at September 30, 2017	$34,773,629

The reduction in goodwill related to the settlement of litigation consists of $150,000 in cash and the return to the Company of 300,000 shares of common stock valued at $0.4 million (see note 14). The litigation settlement pertains to a matter that existed at the closing date of the acquisition. Therefore, the Company has determined that the litigation matter has a clear and direct link to the original consideration transferred as part of the acquisition. Since the measurement period for purchase accounting was open at the time of settlement, the value of the consideration received by the Company in settlement of the litigation was recorded against the value of the original consideration paid by the Company in the acquisition transaction.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, it is then required to perform a quantitative impairment test. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The Company did not record any impairment charges related to goodwill during the three and nine months ended September 30, 2017 and 2016.

Advertising and Marketing Costs

Advertising and marketing expenses includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services.  Advertising and marketing expenses were $27,000 and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million for the nine months ended September 30, 2017 and 2016. Advertising and marketing expenses are reflected in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2017 and December 31, 2016. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2013 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of September 30, 2017 and December 31, 2016. During the three and nine months ended September 30, 2017 and 2016, the Company recognized no adjustments for uncertain tax positions.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

New and Recently Adopted Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue: (i) identification of the contract, (ii) identification of the performance obligations, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue as the entity satisfies the performance obligations. The new criteria for revenue recognition may require a company to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted.

The Company will adopt the new standard and related updates effective January 1, 2018, and intends to use the modified retrospective method of adoption. The Company has undertaken an initial impact analysis of these items, which includes reviewing the terms and conditions of its existing customer contracts with respect to the five discrete criteria required for recognizing revenue set forth in ASC 606. The Company believes that the most significant aspects of the new guidance that could impact the Company’s financial statements are the requirements surrounding contract acquisition costs and activation and installation revenues, and that implementation of these requirements could be material to the Company’s financial statements. The Company expects to conclude its analysis of the impact of the new revenue recognition guidance on its consolidated financial statements around December 31, 2017.

Note 3. Acquisitions

On November 18, 2016, the Company entered into a purchase agreement pursuant to which the Company assumed obligations to provide services to the seller’s customer base. In connection with that transaction, the Company recognized goodwill and a corresponding obligation to the seller in the amount of $0.4 million. The Company also agreed to pay additional consideration to the seller if it was able to facilitate the assignment of certain additional customers to the Company.

On March 1, 2017, the Company entered into an additional asset purchase agreement with another party pursuant to which the Company assumed obligations to provide services to a customer base and also purchased the outstanding accounts receivables associated with that customer base having a value of approximately $0.6 million. As this customer base is within the scope of the November 2016 agreement, the Company is required to pay consideration to the seller in an estimated aggregate amount of $1.7 million (included in customer base acquisitions in note 11).  The March 2017 agreement also provides for a management period during which the Company will be responsible for all aspects of the customer relationship with respect to the acquired customer base until such time as all regulatory approvals have been obtained, and the Company’s consolidated statement of operations includes the revenue associated with the customer base acquisition effective March 1, 2017.  The March 2017 agreement also provides for a transition period during which the seller thereunder will provide certain services and assistance to the Company.

The aggregate amount payable by the Company under the November 2016 and March 2017 agreements totals $2.3 million, comprised of the $0.6 million paid for the accounts receivable and the $1.7 million of contingent consideration related to the customer base which, as provided for in the November 2016 agreement, was valued at a multiple of monthly revenue and will be paid over a period of 18 months.  The March 2017 agreement resulted in a reduction to the goodwill in the amount of $0.4 million. These agreements did not have a material effect on the Company’s results of operations or financial condition.

Note 4. Loss per share

Basic and diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net loss	$(3,700,486)	$(3,145,154)	$(10,059,809)	$(8,359,037)
Undeclared dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(101,729)	(101,729)	(301,871)	(302,976)
Conversion price reduction on Series B-2 Preferred Stock (see note 13)	-	-	(623,574)	-
Series B-2 warrant exchange (see note 13)	-	-	(347,191)	-
Dividends declared on Series B-2 Convertible Preferred Stock	(139,462)	(183,917)	(463,162)	(1,799,491)
Net income attributable to non-controlling interest	(2,724)	-	(2,724)	-
Net loss attributable to common stockholders	$(3,944,401)	$(3,430,800)	$(11,798,331)	$(10,461,504)

Denominator
Basic and diluted weighted average common shares outstanding	22,352,341	14,990,816	21,828,816	14,536,893

Loss per share
Basic and diluted	$(0.18)	$(0.23)	$(0.54)	$(0.72)

For the nine months ended September 30, 2017 and 2016, the following dilutive securities were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Nine Months Ended September 30,
	2017	2016
Warrants	2,658,900	2,946,948
Convertible preferred stock	2,067,358	2,626,518
Stock options	2,222,288	1,157,512
	6,948,546	6,730,978

The net loss per common share calculation includes a provision for preferred stock dividends on Fusion’s outstanding Series A-1, A-2 and A-4 preferred stock (collectively, the “Series A Preferred Stock”) for the three and nine months ended September 30, 2017 of $0.1 million and $0.3 million, respectively. The provision for dividends on the Series A Preferred Stock for the three and nine months ended September 30, 2016 was $0.1 million and $0.3 million, respectively. Through September 30, 2017, the Board of Directors of Fusion has never declared a dividend on any series of the Series A Preferred Stock, resulting in approximately $5.0 million of accumulated preferred stock dividends.

The Fusion Board declared dividends on the Company’s Series B-2 Cumulative Convertible Preferred Stock (the “Series B-2 Preferred Stock”) of $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. As permitted by the terms of the Series B-2 Preferred Stock, dividends were paid in the form of 257,238 and 1,010,177 shares of Fusion’s common stock for the nine months ended September 30, 2017 and 2016, respectively.

Note 5. Intangible Assets

Intangible assets as of September 30, 2017 and December 31, 2016 are as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks and tradename	$1,093,400	$(629,731)	$463,669	$1,093,400	$(501,982)	$591,418
Proprietary technology	6,670,000	(5,028,346)	1,641,654	6,670,000	(4,036,915)	2,633,085
Non-compete agreement	12,128,043	(11,389,604)	738,439	12,128,043	(9,891,892)	2,236,151
Customer relationships	67,713,181	(11,799,657)	55,913,524	65,948,181	(7,827,697)	58,120,484
Favorable lease intangible	218,000	(214,366)	3,634	218,000	(181,667)	36,333
Total acquired intangibles	$87,822,624	$(29,061,704)	$58,760,920	$86,057,624	$(22,440,153)	$63,617,471

Amortization expense was $2.2 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $6.6 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively. Estimated future aggregate amortization expense is expected to be as follows:

Year	Amortization Expense
remainder of 2017	$1,962,993
2018	6,561,232
2019	5,577,500
2020	5,537,117
2021	5,362,750

Note 6. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2017	2016
Cash paid for interest	$6,166,497	$4,233,527
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases or equipment financing obligations	$457,475	$188,497
Conversion of preferred stock into common stock	$2,958,000	$-
Dividends on Series B-2 Preferred Stock paid with the issuance of Fusion common stock	$463,163	$599,491
Obligations under purchase agreements	$1,350,000	$961,606

Note 7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Insurance	$5,327	$160,262
Rent	16,326	5,389
Marketing	39,333	74,665
Software subscriptions	697,261	419,431
Comisssions	109,688	159,146
Other	908,137	265,316
Total	$1,776,072	$1,084,209

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Trade accounts payable	$7,275,546	$6,358,548
Accrued license fees	3,140,568	2,881,331
Accrued sales and federal excise taxes	3,214,289	2,863,363
Deferred revenue	1,523,045	1,874,641
Accrued network costs	5,047,912	1,416,000
Accrued sales commissions	798,835	819,106
Property and other taxes	927,002	581,956
Accrued payroll and vacation	408,570	421,733
Customer deposits	378,783	365,249
Interest payable	7,849	304,409
Credit card payable	117,214	265,985
Accrued USF fees	498,441	249,825
Accrued bonus	376,890	249,361
Professional and consulting fees	151,948	164,878
Rent	129,428	127,781
Other	1,678,626	778,672
Total	$25,674,946	$19,722,838

Note 9. Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations. These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%. The Company’s equipment financing obligations are as follows:

	September 30,	December 31,
	2017	2016
Equipment financing obligations	$1,902,120	$2,239,661
Less: current portion	(1,186,115)	(1,002,578)
Long-term portion	$716,005	$1,237,083

The Company’s payment obligations under its capital leases are as follows:

Year ending December 31:	Principal
remainder of 2017	$321,854
2018	1,140,586
2019	429,486
2020	10,194
$1,902,120

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 10. Long-Term Debt

Secured Credit Facilities

As of September 30, 2017 and December 31, 2016, secured credit facilities consists of the following:

	September 30,	December 31,
	2017	2016
Term loan	$62,562,500	$65,000,000
Less:
Deferred financing fees	(1,092,906)	(1,289,629)
Current portion	(5,687,500)	(2,979,167)
Term loan - long-term portion	$55,782,094	$60,731,204

Indebtedness under revolving credit facility	$1,500,000	$3,000,000

On November 14, 2016, Fusion NBS Acquisition Corp. (“FNAC”), a wholly-owned subsidiary of Fusion, entered into a new credit agreement (the “East West Credit Agreement”) with East West Bank, as administrative agent and the lenders identified therein (collectively with East West Bank, the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended FNAC (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire $40 million that was outstanding under a previously existing credit facility, and to fund the cash portion of the purchase price of FNAC’s acquisition of all of the issued and outstanding capital stock (the “Apptix Acquisition”) of Apptix, Inc., a wholly-owned subsidiary of Apptix, ASA (“Apptix”).

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

The Company is required to repay the term loan in equal monthly payments of $270,833 from January 1, 2017 through January 1, 2018, when monthly payments increase to $541,667, until the November 12, 2021 maturity date of the term loan, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. At September 30, 2017 and December 31, 2016, $1.5 million and $3.0 million, respectively, was outstanding under the revolving credit facility.

In conjunction with the execution of the East West Credit Agreement, the Company and the East West Lenders also entered into (i) an IP security agreement under which the Company pledged intellectual property to the East West Lenders to secure payment of the East West Credit Agreement, (ii) subordination agreements under which certain creditors of the Company and the East West Lenders have established priorities among them and reached certain agreements as to enforcing their respective rights against the Company, and (iii) a pledge and security agreement under which Fusion and FNAC have each pledged its equity interest in its subsidiaries to the East West Lenders.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

●
The Company granted the lenders security interests on all of its assets, as well as its 60% membership interest in FGS and the capital stock of FNAC and each of its subsidiaries.
●
Fusion and its subsidiaries (and future subsidiaries of both) other than FNAC and FGS have guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

At September 30, 2017 and December 31, 2016, the Company was in compliance with all of the financial covenants contained in the East West Credit Agreement.

Notes Payable – Non-Related Parties

At September 30, 2017 and December 31, 2016, notes payable – non-related parties consists of the following:

	September 30,	December 31,
	2017	2016
Subordinated notes	$33,588,717	$33,588,717
Discount on subordinated notes	(1,122,282)	(1,368,629)
Deferred financing fees	(643,662)	(788,486)
Total notes payable - non-related parties	31,822,773	31,431,602
Less: current portion	-	-
Long-term portion	$31,822,773	$31,431,602

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

Under the terms of the Praesidian Facility, the maturity date of the SPA Notes is May 12, 2022, no payments of principal are due until the maturity date, and the financial covenants contained in the Praesidian Facility are substantially similar to those contained in the East West Credit Agreement. In connection with the execution of the Praesidian Facility, the Praesidian Lenders entered into a subordination agreement with the East West Lenders pursuant to which the Praesidian Lenders have subordinated their right to payment under the Praesidian Facility and the SPA Notes to repayment of the Company’s obligations under the East West Credit Agreement. At September 30, 2017 and December 31, 2016, the Company was in compliance with all of the financial covenants contained in the Praesidian Facility.

Notes Payable – Related Parties

At September 30, 2017 and December 31, 2016, notes payable – related parties consists of the following:

	September 30,	December 31,
	2017	2016
Notes payable to Marvin Rosen	$928,081	$928,081
Discount on notes	(9,946)	(52,331)
Total notes payable - related parties	$918,135	$875,750

The notes payable to Marvin Rosen, the Chairman of Fusion’s Board of Directors, are subordinated to borrowings under the East West Credit Agreement and the Praesidian Facility. These notes are unsecured, pay interest monthly at an annual rate of 7%, and mature 120 days after the Company’s obligations under the East West Credit Agreement and the Praesidian Facility are paid in full.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 11. Obligations Under Asset Purchase Agreements

In connection with certain acquisitions and asset purchases completed by the Company during 2015, 2016 and 2017, the Company has various obligations to the sellers, mainly for payments of portions of the purchase price that have been deferred under the terms of the respective asset purchase agreements. Such obligations to sellers or other parties associated with these transactions as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Root Axcess	$-	$166,668
Customer base acquisitions	1,007,397	334,025
Technology For Business, Inc.	861,606	936,606
	1,869,003	1,437,299
Less: current portion	(603,192)	(546,488)
Long-term portion	$1,265,811	$890,811

Note 12. Derivative Liability

Fusion has issued warrants to purchase shares of its common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging. For warrant instruments that are not deemed to be indexed to Fusion’s own stock, the Company classifies such instruments as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations. At September 30, 2017, Fusion had 485,634 warrants outstanding which provide for a downward adjustment of the exercise price if Fusion were to issue common stock at an issuance price, or issue convertible debt or warrants with a conversion or exercise price, that is less than the exercise price of these warrants. During the nine months ended September 30, 2017, 99,200 of these warrants were exercised, including 64,000 on a cashless basis. As a result, $132,171 was reclassified from the Company’s derivative liability into equity.

The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock. The following assumptions were used to determine the fair value of the warrants for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Stock price ($)	1.45-2.72	1.65-1.84
Adjusted Exercise price ($)	1.54-1.55	6.25
Risk-free interest rate (%)	2.23	1.56-1.78
Expected volatility (%)	64.3-84.3	92.4-96.7
Time to maturity (years)	1.5-1.75	2.25-3.00

At September 30, 2017 and December 31, 2016, the fair value of the derivative was $0.8 million and $0.3 million, respectively. For the three months ended September 30, 2017 and 2016, the Company recognized a (loss) gain on the change in fair value of the derivative of ($0.6) million and $0.2 million, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recognized a (loss) gain on the change in the fair value of this derivative of ($0.5) million and $0.4 million, respectively.

Note 13. Equity Transactions

Common Stock

Fusion is authorized to issue 90,000,000 shares of common stock. As of September 30, 2017 and December 31, 2016, 22,296,683 and 20,642,028 shares of its common stock, respectively, were issued and outstanding.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

During the nine months ended September 30, 2017, the Company entered into exchange agreements with certain holders of Fusion’s outstanding warrants whereby the outstanding warrants were exchanged for new warrants (the “2017 Warrants”), which warrants permitted the holders to exercise and purchase, for a limited period of 60 days, unregistered shares of Fusion’s common stock at a discount of up to 10% below the closing bid price of Fusion’s common stock at the time of exercise but in no event at a price of less than $1.30 per share. In connection with these exchange agreements, the warrant holders exercised 2017 Warrants to purchase 561,834 shares of common stock on March 31, 2017 at an exercise price of $1.39 per share. The Company received proceeds from the exercise of the 2017 Warrants in the amount of $0.8 million, which were used for general corporate purposes. In connection with the exchange agreements, all of the 2017 Warrants were immediately exercised. As a result of the exchange, the Company recorded a preferred stock dividend in the amount of $0.3 million for the difference in fair value of the warrants that were exchanged (see note 4).

On September 15, 2017, 64,000 warrants were exercised on a cashless basis and, as a result, the Company issued 28,986 shares of common stock to the holder of those warrants.

During the nine months ended September 30, 2017, Fusion issued 125,870 shares of its common stock valued at approximately $0.2 million for services rendered. Also during the nine months ended September 30, 2017, (i) Fusion’s Board of Directors declared dividends on the Series B-2 Preferred Stock that were paid in the form of 257,238 shares of Fusion common stock (see note 4), and (ii) an officer of the Company forfeited a portion of his 2016 restricted stock award and 5,938 shares of common stock were returned to the Company.

In August 2017, in connection with the settlement of litigation with Apptix, FNAC was paid $150,000 in cash and Apptix surrendered 300,000 shares of Fusion common stock valued at $363,000 to the Company.

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. As of September 30, 2017 and December 31, 2016, there were 5,045 shares of Series A Preferred Stock issued and outstanding. In addition, there were 9,296 and 12,254 shares of Series B-2 Preferred Stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

On March 31, 2017, the Company agreed with certain holders of its Series B-2 Preferred Stock to convert their shares of Series B-2 Preferred Stock into shares of Fusion common stock at a conversion price of $3.00 per share (a two dollar reduction from the specified conversion price). As a result, 2,958 shares of Series B-2 Preferred Stock were converted into a total of 986,665 shares of Fusion common stock, and the Company recorded a preferred stock dividend of $0.6 million for the value of the incremental number of shares of Fusion common stock issued in connection with the reduction in the conversion price of the Series B-2 Preferred Stock (see note 4).

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by Fusion’s Board, on January 1 of each year. As of September 30, 2017, no dividends have been declared with respect to the Series A Preferred Stock (see note 4). The holders of the Series B-2 Preferred Stock are entitled to receive a cumulative 6% annual dividend payable quarterly in arrears when and if declared by Fusion’s Board, in cash or shares of Fusion common stock, at the option of the Company (see note 4). As of September 30, 2017, all required quarterly dividends on the series B-2 Preferred Stock have been declared and paid in shares of common stock.

Stock Options

Fusion's 2016 equity incentive plan reserves a number of shares of common stock equal to 10% of Fusion’s common stock outstanding from time to time on a fully diluted basis, adjusted upward for the number of shares available for grant under Fusion’s 2009 stock option plan plus the number of shares covered by options granted under the 2009 plan that expire without being exercised. The 2016 equity incentive plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance share units to employees, officers, non-employee directors of, and consultants to the Company. Options issued under the various Fusion plans typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The following assumptions were used to determine the fair value of the stock options granted under Fusion’s stock-based compensation plans using the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	92.40%	94.6-96.7%
Average Risk-free interest rate	2.18%	1.56%
Expected life of stock option term (years)	8.00	8.00

The Company recognized compensation expense of $0.2 million for the three months ended September 30, 2017 and 2016, and $0.7 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2016	2,183,723	$2.56	8.56 years
Granted	126,300	1.49
Exercised	-	-
Forfeited	(61,460)	1.60
Expired	(26,275)	18.80
Outstanding at September 30, 2017	2,222,288	2.33	7.95
Exercisable at September 30, 2017	712,542	3.89	6.35

As of September 30, 2017, the Company had approximately $1.2 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options granted under the Company’s stock-based compensation plans, which is expected to be recognized over a weighted-average period of 1.9 years.

Note 14. Commitments and Contingencies

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. Defending such proceedings can be costly and can impose a significant burden on management and employees. As of September 30, 2017, the Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition.

In May 2017, FNAC commenced an action in the United States District Court for the Southern District of New York against Apptix and certain of its and Apptix’s former officers and employees, arising from an estimated $2.9 million underpayment of license fees to a software vendor (see note 8). In August 2017, in connection with the settlement of this litigation matter, FNAC was paid $150,000 in cash and Apptix surrendered to Fusion 300,000 shares of Fusion common stock valued at $363,000.

Note 15. Proposed Merger Transaction

On August 26, 2017, Fusion and its wholly owned subsidiary, Fusion BCHI Acquisition LLC, a Delaware limited liability company (“Merger Sub”), entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Birch Communications Holdings, Inc., a Georgia corporation (“Birch”). The Merger Agreement, provides, among other things, that upon the terms and conditions set forth therein, Birch will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving such Merger.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

On the effective date of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Birch (other than treasury shares or shares owned of record by any Birch subsidiary) will be cancelled and converted into the right to receive, in the aggregate, that number of shares of Fusion common stock equal to three times the number of shares of (i) Fusion common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) (assuming the conversion of all outstanding preferred shares) plus (ii) Fusion common stock issuable upon the exercise of all in-the-money Fusion warrants (the “Merger Shares”). Pursuant to subscription agreements executed by each of the stockholders of Birch, the Merger Shares will be issued in the name of, and held by BCHI Holdings, LLC (“BCHI”), a limited liability company owned by the stockholders of Birch. On the closing date of the Merger, BCHI and Fusion will enter into a Registration Rights Agreement governing the registration rights of the BCHI in respect of the Merger Shares and pursuant to which Fusion will agree, among other things, to use reasonable best efforts to cause a shelf registration statement covering the resale of the Merger Shares to be declared effective by the SEC within 120 days of the closing of the Merger.

At least 45 days before the closing of the Merger, the parties will give a written notice to each holder of Fusion’s existing preferred stock that such holders will have 15 days to convert their preferred stock into Fusion common stock. At the effective time of the Merger, any preferred shares that have not been converted into Fusion common stock will automatically terminate and be deemed cancelled without consideration.

Fusion, Birch and Merger Sub each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each of Fusion and Birch to, subject to certain exceptions, (a) conduct its business in the ordinary course, (b) preserve intact its business organization and significant business relationships, preserve satisfactory relationships with its officers and key employees and maintain its current rights and franchises, (c) maintain insurance on material assets, and (d) maintain all permits, each during the interim period between the execution of the Merger Agreement and the earlier of the consummation of the Merger or termination of the Merger Agreement.

Prior to the closing of the Merger, Fusion is obligated to use reasonable best efforts to cause the Merger Shares to be approved for listing on The NASDAQ Stock Market, LLC (“NASDAQ”), including, if necessary to comply with NASDAQ listing requirements, amending Fusion’s certificate of incorporation prior to the effective time of the Merger to effect a reverse stock split of the Fusion common stock to satisfy NASDAQ minimum price requirements.

Closing of the Merger is subject to numerous preconditions, including Fusion obtaining financing for the transaction, which will be used to retire existing senior debt facilities at Birch and Fusion (the “Refinancing”). Each of Fusion and Birch has agreed to use reasonable best efforts to cooperate and arrange and obtain the debt financing necessary to effect the required refinancing and to complete the transactions contemplated by the Merger Agreement.

Prior to the closing of the Merger, Birch is required to spin-off to the existing Birch stockholders, its consumer business, which consists of (i) the residential customer base, life line and consumer wireless business, and (ii) its single-line business customer base, in each case located in the United States and Canada. In addition, prior to the closing of the Merger, Fusion is required to spin-off or otherwise exit its Carrier Services business conducted through FGS.

On the effective date of the Merger, the certificate of incorporation of Fusion will be amended and restated, which amendments will, among other things, (i) increase the number of authorized shares of Fusion common stock to 150,000,000 and (ii) change the name of Fusion to “FusionConnect”.

The terms of the Merger Agreement are such that the Merger, if consummated, will result in a change in control. As a result, the transaction will be accounted for as a reverse acquisition and recapitalization, with Birch as the acquirer for accounting purposes, and the historical financial statements of Birch will become the historical financial statements of the Company.

Note 16. Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and evaluated regularly by a company's chief operating decision maker in deciding how to allocate resources and assess performance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Carrier Services

Carrier Services includes the termination of domestic and international carrier traffic utilizing primarily VoIP technology.  VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than other technologies.  The Company currently interconnects with approximately 370 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets. Operating segment information for the three and nine months ended September 30, 2017 and 2016 is summarized in the following tables:

	Three Months Ended September 30, 2017
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$7,058,137	$29,297,050	$-	$36,355,187
Cost of revenues (exclusive of depreciation and amortization)	6,704,077	13,045,111	-	19,749,188
Gross profit	354,060	16,251,939	-	16,605,999
Depreciation and amortization	45,269	3,470,310	195,674	3,711,253
Selling, general and administrative expenses	547,654	11,790,690	1,311,005	13,649,349
Impairment charge		-		-
Interest expense	-	(2,125,158)	(79,361)	(2,204,519)
Loss on change in fair value of derivative liability	-	-	(617,820)	(617,820)
Loss on extinguishment of debt	-	-	-	-
Other expenses, net	9,371	112,816	8,844	131,032
Income tax provision	-	(10,200)	-	(10,200)
Net loss	$(248,234)	$(1,257,235)	$(2,195,016)	$(3,700,486)

Total assets	$4,895,761	$119,113,665	$2,467,319	$126,476,745

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2017
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$22,496,958	$87,759,111	$-	$110,256,069
Cost of revenues (exclusive of depreciation and amortization)	21,746,819	38,174,830	-	59,921,649
Gross profit	750,139	49,584,281	-	50,334,420
Depreciation and amortization	339,633	10,408,551	400,824	11,149,008
Selling, general and administrative expenses	1,639,020	36,517,317	3,958,821	42,115,158
Impairment charge		-		-
Interest expense	-	(6,262,106)	(206,810)	(6,468,916)
Loss on change in fair value of derivative liability	-	-	(544,485)	(544,485)
Other (expenses) income, net	(9,454)	50,516	(116,613)	(75,551)
Income tax provision	-	(41,111)	-	(41,111)
Net loss	$(1,237,968)	$(3,594,288)	$(5,227,553)	$(10,059,809)

Capital expenditures	$21,443	$4,376,414	$-	$4,397,857

	Three Months Ended September 30, 2016
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$8,864,791	$21,294,318	$-	$30,159,109
Cost of revenues (exclusive of depreciation and amortization)	8,487,912	8,943,655	-	17,431,567
Gross profit	376,879	12,350,663	-	12,727,542
Depreciation and amortization	38,094	2,747,822	212,712	2,998,628
Selling, general and administrative expenses	653,462	9,547,547	1,207,039	11,408,048
Impairment charge		-		-
Interest expense	-	(1,551,534)	(73,661)	(1,625,195)
Gain on change in fair value of derivative liability	-	-	152,057	152,057
Other (expenses) income, net	-	(247,070)	265,139	18,069
Provision for income taxes	-	(10,951)		(10,951)
Net loss	$(314,677)	$(1,754,261)	$(1,076,216)	$(3,145,154)

Total assets	$3,783,321	$90,027,291	$2,312,655	$96,123,267

	Nine Months Ended September 30, 2016
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$30,711,086	$64,329,938	$-	$95,041,024
Cost of revenues (exclusive of depreciation and amortization)	29,341,982	26,533,285	-	55,875,267
Gross profit	1,369,104	37,796,653	-	39,165,757
Depreciation and amortization	116,102	8,128,378	702,301	8,946,781
Selling, general and administrative expenses	2,119,119	28,052,965	3,930,763	34,102,847
Impairment charge		-		-
Interest expense	-	(4,647,847)	(229,981)	(4,877,828)
Gain on change in fair value of derivative liability	-	-	380,099	380,099
Other (expenses) income, net	-	(764,308)	797,822	33,514
Provision for income taxes	-	(10,951)		(10,951)
Net loss	$(866,117)	$(3,807,796)	$(3,685,124)	$(8,359,037)

Capital expenditures	$41,584	$3,929,145	$-	$3,970,729

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 17. Related Party Transactions

Since March 6, 2014, the Company has engaged a tax advisor to prepare its tax returns and to provide related tax advisory services. The Company was billed $0.2 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively, by this firm. Larry Blum, a member of Fusion’s Board of Directors, is a Senior Advisor to, and a former partner of, this firm.

The Company also has notes payable to Marvin Rosen (see note 10).

Note 18. Fair Value Disclosures

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

The following table represents the liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of September 30, 2017
Current liabilities:
Contingent purchase price liability	-	-	$603,192	$603,192
Non-current liabilities:
Contingent purchase price liability	-	-	$1,265,811	$1,265,811
Derivative liability (see note 12)	-	-	$760,965	$760,965
As of December 31, 2016
Current liabilities:
Contingent purchase price liability	-	-	$546,488	$546,488
Non-current liabilities:
Contingent purchase price liability	-	-	$890,811	$890,811
Derivative liability (see note 12)	-	-	$348,650	$348,650

Changes in the derivative warrant liability for the nine months ended September 30, 2017 are as follows:

Balance at December 31, 2016	$348,650
Change for the period:
Change in fair value included in net loss	544,486
Warrant exercises (see note 12)	(132,171)
Balance at September 30, 2017	$760,965

Changes in the contingent purchase price liability for the nine months ended September 30, 2017 are as follows:

Balance at December 31, 2016	$1,437,299
Change for the period:
Acquired customer base	1,350,000
Increase in amounts due from Technology Opportunity Group	(334,404)
Payments made	(583,892)
Balance at September 30, 2017	$1,869,003

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

Through our Carrier Services segment, we have agreements with approximately 370 carrier customers and vendors, through which we sell domestic and international voice services to carriers throughout the world.  Customers include U.S.-based carriers sending voice traffic to international destinations and foreign carriers sending traffic to the U.S. and internationally.  We also purchase domestic and international voice services from many of our Carrier Services customers.  Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment. Since July 2017, our Carrier Services business has been operated through Fusion Global Services, LLC (“FGS”), which is 60% owned by us and 40% by XcomIP, LLC.

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

Proposed Merger Transaction

On August 26, 2017, we and the Merger Sub, entered into the Merger Agreement with Birch. The Merger Agreement, provides, among other things, that upon the terms and conditions set forth therein, Birch will merge with and into Merger Sub, with Merger Sub surviving such merger.

On the effective date of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Birch (other than treasury shares or shares owned of record by any Birch subsidiary) will be cancelled and converted into the right to receive, in the aggregate, that number of shares of Fusion common stock equal to three times the number of shares of (i) Fusion common stock issued and outstanding immediately prior to the Effective Time (assuming the conversion of all outstanding preferred shares) plus (ii) the number of shares of Fusion common stock issuable upon the exercise of all in-the-money Fusion warrants. Pursuant to subscription agreements executed by each of the stockholders of Birch, the Merger Shares will be issued in the name of, and held by, BCHI. On the closing date of the Merger, BCHI and Fusion will enter into a Registration Rights Agreement governing the registration rights of BCHI in respect of the Merger Shares and pursuant to which Fusion will agree, among other things, to use reasonable best efforts to cause a shelf registration statement to be declared effective by the Securities and Exchange Commission within 120 days of the closing of the Merger.

At least 45 days before the closing of the Merger, the parties will give a written notice to each holder of Fusion’s existing preferred stock that such holders will have 15 days to convert their preferred stock into Fusion common stock. At the effective time of the Merger, any preferred shares that have not elected to convert into Fusion common stock will automatically terminate and be deemed cancelled without consideration.

We, Birch and Merger Sub each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each of Fusion and Birch to, subject to certain exceptions, (a) conduct its business in the ordinary course, (b) preserve intact its business organization and significant business relationships, preserve satisfactory relationships with its officers and key employees and maintain its current rights and franchises, (c) maintain insurance on material assets, and (d) maintain all permits, each during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

Prior to the Closing, Fusion is obligated to use reasonable best efforts to cause the Merger Shares to be approved for listing on NASDAQ, including, if necessary to comply with NASDAQ listing requirements, amending the Fusion restated certificate of incorporation to effect, prior to the effective time of the Merger, a reverse stock split of the Fusion common stock to satisfy NASDAQ minimum price requirements.

Closing of the Merger is subject to numerous preconditions, including Fusion obtaining financing for the transaction, which will be used to retire existing senior debt facilities at Birch and Fusion. Each of Fusion and Birch has agreed to use reasonable best efforts to cooperate and arrange and obtain the debt financing necessary to effect the required refinancing and to complete the transactions contemplated by the Merger Agreement.

Prior to the closing of the Merger, Birch will spin-off to the existing Birch stockholders, its existing consumer business, which consists of (i) the residential customer base, life line and consumer wireless business, and (ii) its single-line business customer base, in each case located in the United States and Canada. In addition, prior to the closing of the Merger, Fusion will spin-off or otherwise exit its Carrier Services business conducted through FGS.

On the effective date of the Merger, the certificate of incorporation of Fusion will be amended and restated, which amendments will, among other things, increase the number of authorized shares of Fusion common stock to 150,000,000 and (ii) change the name of Fusion to "FusionConnect".

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Our Performance

Revenues for the three months ended September 30, 2017 were $36.4 million, an increase of $6.2 million, or 21%, compared to the three months ended September 30, 2016. Our operating loss for the three months ended September 30, 2017 was $0.8 million, as compared with $1.7 million for the three months ended September 30, 2016. Our net loss for the three months ended September 30, 2017 was $3.7 million, as compared to $3.1 million for the three months ended September 30, 2016.

Revenues for the nine months ended September 30, 2017 were $110.3 million, an increase of $15.2 million, or 16%, compared to the nine months ended September 30, 2016. Our operating loss for the nine months ended September 30, 2017 was $2.9 million, as compared to $3.9 million for the nine months ended September 30, 2016. Our net loss for the nine months ended September 30, 2017 was $10.1 million, as compared to $8.4 million for the nine months ended September 30, 2016.

Our Outlook

Our ability to achieve positive cash flows from operations and net profitability is substantially dependent upon our ability to increase revenue and/or on our ability to achieve further cost savings and operational efficiencies in our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We have identified the policies and significant estimation processes discussed below as critical to our operations and to an understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included in the 2016 Form 10-K.

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts collected for these fees and surcharges in revenues, and reports the associated costs in cost of revenues, and this change has been applied retrospectively in the accompanying consolidated financial statements for all periods presented. As a result, both our revenues and cost of revenues for the three and nine months ended September 30, 2017 include $0.9 million and $2.3 million, respectively, of federal and state universal service fees and surcharges, and revenues and cost of revenues for the three and nine months and September 30, 2016 include $0.7 million, and $1.9 million, respectively, of federal and state universal service fees and surcharges.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses, approximates their fair values due to their short term nature.  Some of the warrants issued in conjunction with the issuance of our debt and equity securities are accounted for in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging.  For these warrant instruments that are not deemed to be indexed to Fusion’s stock, we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the underlying warrants are exercised or they expire, and any change in fair value is recognized in our statement of operations.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion’s common stock.

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

Impairment testing for goodwill is performed in the fourth fiscal quarter of each year.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary.  We did not record any impairment charges for goodwill or long-lived assets for the nine months ended September 30, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue: (i) identification of the contract, (ii) identification of the performance obligations, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue as the entity satisfies the performance obligations. The new criteria for revenue recognition may require a company to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted.

We will adopt the new standard and related updates effective January 1, 2018, and intend to use the modified retrospective method of adoption. We have undertaken an initial impact analysis of these items, which includes reviewing the terms and conditions of our existing customer contracts with respect to the five discrete criteria required for recognizing revenue set forth in ASC 606. We believe that the most significant aspects of the new guidance that could impact the Company’s financial statements are the requirements surrounding contract acquisition costs and activation and installation revenues, and that implementation of these requirements could be material to our financial statements. We expect to conclude our analysis of the impact of the new revenue recognition guidance on our consolidated financial statements by December 31, 2017.

 RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

The following table summarizes the results of our consolidated operations for the three months ended September 30, 2017 and 2016:

	2017		2016
	$	%	$	%
Revenues	$36,355,187	100.0	$30,159,019	100.0
Cost of revenues *	19,749,188	54.3	17,431,477	57.8
Gross profit	16,605,999	45.7	12,727,542	42.2
Depreciation and amortization	3,711,253	10.2	2,998,628	9.9
Selling, general and administrative expenses	13,649,349	37.5	11,408,048	37.8
Total operating expenses	17,360,602	47.8	14,406,676	47.8
Operating loss	(754,603)	(2.1)	(1,679,134)	(5.6)
Other (expenses) income:
Interest expense	(2,204,520)	(6.1)	(1,625,195)	(5.4)
(Loss) gain on change in fair value of derivative liability	(617,820)	(1.7)	152,057	0.5
Loss on disposal of property and equipment	(161,037)	(0.4)	(13,959)	(0.0)
Other income, net	47,694	0.1	32,028	0.1
Total other expenses	(2,935,683)	(8.1)	(1,455,069)	(4.8)
Loss before income taxes	(3,690,286)	(10.2)	(3,134,203)	(10.4)
Provision for income taxes	(10,200)	(0.0)	(10,951)	(0.0)
Net loss	$(3,700,486)	(10.2)	$(3,145,154)	(10.4)

*Exclusive of depreciation and amortization, shown separately.

Revenues

Consolidated revenues were $36.4 million for the three months ended September 30, 2017, as compared to $30.2 million for the three months ended September 30, 2016, an increase of $6.2 million, or 21%.

Revenues from the Business Services segment were $29.3 million for the three months ended September 30, 2017 as compared to $21.3 million for the three months ended September 30, 2016. This increase is primarily attributable to revenue derived from new customers acquired in a November 2016 acquisition, and to the customer base acquired in November 2016 and March 2017.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Revenues from the Carrier Services segment were $7.1 million for the three months ended September 30, 2017, as compared to $8.9 million for the three months ended September 30, 2016. The decrease in Carrier Services revenue was primarily due to a reduction in the number of minutes transmitted over our network in the third quarter of 2017, partially offset by an increase in the blended rate per minute of traffic terminated.

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts for these fees and surcharges in net revenues, and report the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, our Business Services revenues and cost of revenues for the three months ended September 30, 2017 and 2016 include $0.9 million and $0.7 million, respectively, of federal and state universal service fees and surcharges

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $19.7 million for the three months ended September 30, 2017, as compared to $17.4 million for the three months ended September 30, 2016. The increase is largely due to a $4.1 million increase in costs resulting from higher revenues in our Business Services segment, partially offset by a $1.8 million decline in costs in our Carrier Services segment resulting from a decrease in blended cost per minute of traffic terminated.

Consolidated gross margin was 45.7% for the three months ended September 30, 2017, as compared to 42.2% for the three months ended September 30, 2016. The increase is due to a higher mix of Business Services revenue, which generates a substantially higher margin than our Carrier Services revenue, in 2017 as compared to 2016.

Gross margin for the Business Services segment was 55.5% for the three months ended September 30, 2017, as compared to 58.0% for the three months ended September 30, 2016. The decrease is due primarily to lower margins associated with revenues from the customer bases acquired in November 2016 and March 2017 (see note 3 to the consolidated financial statements).

Gross margin for the Carrier Services segment was 5.0% for the three months ended September 30, 2017, as compared to 4.3% for the three months ended September 30, 2016. The increase in gross margin was mainly due to the decrease in the cost per minute of traffic terminated in the third quarter of 2017 as compared to the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization expense was $3.7 million for the three months ended September 30, 2017, as compared to $3.0 million in the same period of 2016. This increase is primarily due to amortization expense related to the intangible assets recognized in a November 2016 acquisition, consisting primarily of customer contracts.

Selling, General and Administrative Expenses

SG&A for the three months ended September 30, 2017 was $13.6 million, as compared to $11.4 million for the three months ended September 30, 2016. This increase is driven primarily by higher salaries and employee related costs, as well as other expenses resulting from a November 2016 acquisition.

Operating Loss

Our operating loss of $0.8 million for the three months ended September 30, 2017 represents a decrease of $0.9 million from the operating loss for the three months ended September 30, 2016. The decrease is due to the $3.9 million increase in consolidated gross profit in 2017 resulting from increased revenues from the Business Services segment, largely offset by the $3.0 million increase in operating expenses.

Other Expenses

Other expenses, which includes interest expense, gains and losses on the change in fair value of the Company’s derivative liability, loss on the disposal of property and equipment and miscellaneous income and expense, was $2.9 million for the three months ended September 30, 2017, as compared to $1.5 million for the three months ended September 30, 2016. The increase is mainly due to the loss on change in fair value of the derivative liability in 2017 of $0.6 million, as compared to a gain of $0.2 million in 2016, and to higher interest expense in the amount of $0.6 million related to the increase in outstanding indebtedness incurred in November 2016 to finance an acquisition. This new financing increased our outstanding debt by approximately $25 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Net Loss

Our net loss for the three months ended September 30, 2017 was $3.7 million, as compared to $3.1 million for the three months ended September 30, 2016, as the improvement in operating loss of $0.9 million for the quarter was more than offset by the increase in other expenses.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

The following table summarizes the results of our consolidated operations for the nine months ended September 30, 2017 and 2016:

	2017		2016
	$	%	$	%
Revenues	$110,256,069	100.0	$95,041,024	100.0
Cost of revenues *	59,921,649	54.3	55,875,267	58.8
Gross profit	50,334,420	45.7	39,165,757	41.2
Depreciation and amortization	11,149,010	10.1	8,946,781	9.4
Selling, general and administrative expenses	42,115,158	38.2	34,102,847	35.9
Total operating expenses	53,264,168	48.3	43,049,628	45.3
Operating loss	(2,929,748)	(2.7)	(3,883,871)	(4.1)
Other (expenses) income:
Interest expense	(6,468,916)	(5.9)	(4,877,828)	(5.1)
(Loss) gain on change in fair value of derivative liability	(544,486)	(0.5)	380,099	0.4
Loss on disposal of property and equipment	(253,087)	(0.2)	(86,777)	(0.1)
Other income, net	177,539	0.2	120,291	0.1
Total other expenses	(7,088,950)	(6.4)	(4,464,215)	(4.7)
Loss before income taxes	(10,018,698)	(9.1)	(8,348,086)	(8.8)
Provision for income taxes	(41,111)	(0.0)	(10,951)	(0.0)
Net loss	$(10,059,809)	(9.1)	$(8,359,037)	(8.8)

*Exclusive of depreciation and amortization, shown separately.

Revenues

Consolidated revenues were $110.3 million for the nine months ended September 30, 2017, as compared to $95.0 million for the nine months ended September 30, 2016, an increase of $15.2 million, or 16%.

Revenues from the Business Services segment were $87.8 million for the first nine months of 2017, as compared to $64.3 million for the first nine months of 2016, an increase of 37%. This increase is primarily attributable to revenue derived from new customers obtained from a November 2016 acquisition, and to the customer base acquired in November 2016 and March 2017.

Revenues from the Carrier Services segment were $22.5 million for the nine months ended September 30, 2017 as compared to $30.7 million for the nine months ended September 30, 2016. The decrease in Carrier Services revenue was primarily due to a reduction in the number of minutes transmitted over our network in the first nine months of 2017, partially offset by an increase in the blended rate per minute of traffic terminated.

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts for these fees and surcharges in net revenues, and report the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, our Business Services revenues and cost of revenues for the nine months ended September 30, 2017 and 2016 include $2.3 million and $1.9 million, respectively, of federal universal service fees and surcharges.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $59.9 million for the nine months ended September 30, 2017, as compared to $55.9 million for the nine months ended September 30, 2016. The increase is mainly due to an $11.7 million increase in costs resulting from higher revenues in our Business Services segment, largely offset by the decline in call volume serviced by our Carrier Services segment.

Consolidated gross margin was 45.7% for the nine months ended September 30, 2017, compared to 41.2% for the nine months ended September 30, 2016, as both of our business segments experienced lower gross margins for the nine months ended September 30, 2017, as compared to the same period of a year ago.

Gross margin for the Business Services segment was 56.5% for the nine months ended September 30, 2017, as compared to 58.8% for the nine months ended September 30, 2016. The decrease is due primarily to lower margins associated with revenues from the acquired customer bases.

Gross margin for the Carrier Services segment was 3.3% for the nine months ended September 30, 2017, as compared to 4.5% for the nine months ended September 30, 2016. The decrease in gross margin was mainly due to an increase in the cost per minute of traffic terminated in the nine months ended September 30, 2017, as compared to the same period of a year ago.

Depreciation and Amortization

Depreciation and amortization expense was $11.1 million for the nine months September 30, 2017, as compared to $8.9 million in the same period of 2016. This increase is primarily due to amortization expense related to the intangible assets recognized in the November 2016 acquisition, consisting primarily of customer contracts.

Selling, General and Administrative Expenses

SG&A for the nine months ended September 30, 2017 was $42.1 million, as compared to $34.1 million for the nine months ended September 30, 2016. This increase is driven primarily by higher salaries and employee related costs, as well as other expenses resulting from a November 2016 acquisition.

Operating Loss

Our operating loss of $2.9 million for the nine months ended September 30, 2017 represents a decrease of $1.0 million from the same period of a year ago, as the increase in consolidated gross profit of $11.2 million was largely offset by the increase in operating expenses.

Other Expenses

Other expenses was $7.1 million for the nine months ended September 30, 2017, as compared to $4.5 million for nine months ended September 30, 2016. The increase is due to higher interest expense in the amount of $1.6 million related to the increase in outstanding indebtedness incurred in November 2016 to finance an acquisition, and to the loss on the change in fair value of the derivative liability of $0.5 million in 2017, as opposed to a gain $0.4 million in 2016.

Net Loss

Our net loss for the nine months ended September 30, 2017 was $10.1 million, as compared to $8.4 million for the nine months ended September 30, 2016, as the narrowing of our operating loss by $1.0 million was more than offset by the increase in our interest expense and the loss on the change in fair value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant net losses. At September 30, 2017, we had a working capital deficit of $14.7 million and stockholders’ equity of $0.6 million. At December 31, 2016, we had a working capital deficit of $6.6 million and stockholders’ equity of $9.2 million. Our consolidated cash balance at September 30, 2017 was $2.3 million. While our management projects that we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to either raise additional capital, limit our discretionary capital expenditures or borrow amounts available under our revolving credit facility to support our business plan. There is currently no commitment for additional funding and there can be no assurances funds will be available on terms that are acceptable to us, or at all.

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

The holders of our Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%. These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion’s common stock. For the nine months ended September 30, 2017, the Fusion Board declared dividends of $0.5 million on the Series B-2 Preferred Stock, which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 257,238 shares of Fusion common stock.

For the past several years we have relied primarily on the sale of Fusion’s equity securities and the cash generated from our Business Services segment to fund our operations, and we issued additional debt securities to fund our acquisitions and growth strategy. On March 31, 2017, certain holders of outstanding warrants exercised their warrants and we received proceeds of approximately $0.8 million.

On November 14, 2016, contemporaneously with an acquisition, we entered into credit agreement (the “East West Credit Agreement”) with East West Bank, an administrator agent and the lenders, identified therein (the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended us (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire the $40 million that was outstanding under a previously existing credit facility, and to fund the cash portion of the purchase price of an acquisition in the amount of $23.1 million.

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

We are required to repay the term loan in equal monthly payments of $270,833 commencing January 1, 2017 and continuing through January 1, 2018, when monthly payments increase to $541,667 until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. During the nine months ended September 30, 2017, we paid down $1.5 million of the $3.0 million that was outstanding on the revolving credit facility as of December 31, 2016, and at September 30, 2017, $62.6 million was outstanding under the term loan and $1.5 million was outstanding under the revolving credit facility.

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
●
We granted the East West Lenders security interests in all of our assets, as well as our 60% membership interest in FGS and the capital stock of FNAC and each of its subsidiaries.
●
Fusion and its subsidiaries (and future subsidiaries of both) other than FNAC and FGS have guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

On November 14, 2016, FNAC, Fusion and Fusion’s subsidiaries other than FNAC entered into the Praesidian Facility. The Praesidian Facility amends and restates a prior facility, pursuant to which FNAC previously sold the SPA Notes. The proceeds from the SPA Notes were used to finance previous acquisitions within our Business Services segment. These notes require payments of monthly interest in the amount of $0.3 million and the entire principal amount of the notes are due May 12, 2022. The current interest rate is 10.8% per annum.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

The Praesidian Facility contains financial covenants that are substantially similar to those contained in the East West Credit Agreement. At September 30, 2017, we were in compliance with all of the financial covenants under the East West Credit Agreement and the Praesidian Facility.

Based on the findings of a compliance audit for the use of certain software licenses by one of the Company’s recently acquired businesses, the Company has received a notice for payment for the use of such licenses in the amount of $3.7 million. The Company is currently negotiating with the software vendor to settle this matter and has recorded approximately $2.9 million in the reserves. However, there can be no assurances that the Company will be able to settle this matter for less than the amount received in the demand letter.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$3,889,548	$(1,910,619)
Net cash used in investing activities	(4,234,368)	(3,317,234)
Net cash used in financing activities	(4,535,456)	(1,568,620)
Net decrease in cash and cash equivalents	(4,880,276)	(6,796,473)
Cash and cash equivalents, including restricted cash, beginning of year	7,249,063	7,705,666
Cash and cash equivalents, including restricted cash, end of year	$2,368,787	$909,193

Cash provided by operating activities was $3.9 million for the nine months ended September 30, 2017, as compared to cash used in operating activities of $1.9 million during the nine months ended September 30, 2016.

The following table illustrates the primary components of our cash flows from operations:

	Nine Months ended September 30,
	2017	2016
Net loss	$(10,059,809)	$(8,359,037)
Non-cash expenses, gains and losses	13,461,091	9,809,462
Changes in accounts receivable	(4,446,433)	(410,771)
Changes in accounts payable and accrued expenses	5,786,081	(1,258,968)
Other	(851,382)	(1,691,305)
Cash provided by (used in) operating activities	$3,889,548	$(1,910,619)

Cash used in investing activities for the nine months ended September 30, 2017 consists primarily of capital expenditures in the amount of $3.9 million, and cash paid for the acquisition of the accounts receivables associated with the customer bases acquired (see note 3 to the accompanying Consolidated Financial Statements) in the amount of $0.6 million. Cash used in investing activities for the nine months ended September 30, 2016 consists primarily of capital expenditures in the amount of $3.8 million and a partial refund of the purchase price of a prior acquisition in the amount of $0.4 million. Capital expenditures for the remainder of 2017 are expected to be approximately $1.0 million to fund the purchase of network and related equipment and operational support systems as we continue to grow our Business Services segment. While we expect capital expenditures to remain at approximately 3% to 4% of revenue, we may incur limited increases in our capital expenditures in support of new acquisition or revenue opportunities as they develop. A portion of our capital expenditure requirements may be financed through capital leases or other equipment financing arrangements.

Cash used in financing activities was $4.5 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. During the first nine months of 2017, we received proceeds from the exercise of common stock purchase warrants in the amount of $0.8 million, made principal payments on the East West Credit Facility term loan in the amount of $2.4 million, paid down our revolving line of credit in the amount $1.5 million, made payments under capital lease obligations of $0.8 million and paid down obligations under asset purchase agreements in the amount of $0.6 million. During the first nine months of 2016, we made capital lease payments of approximately $0.7 million and made payments on outstanding notes payable in the amount of $0.8 million.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Other Matters

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

At September 30, 2017, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2017, FNAC commenced an action in the United States District Court for the Southern District of New York against Apptix, ASA and certain of its and Apptix’s former officers and employees, arising from an estimated $2.9 million underpayment of license fees to a software vendor (see note 8 to the accompanying consolidated financial statements). In August 2017, in connection with the settlement of this litigation matter, FNAC was paid $150,000 in cash and Apptix surrendered to Fusion 300,000 shares of Fusion common stock valued at $363,000.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our 2016 Form 10-K. There have been no material changes to our risk factors from those previously disclosed in the 2016 Form 10-K, except as discussed below.

The proposed Merger with Birch might not be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as the proposed Merger with Birch, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will result in improved financial performance.  However, realization of these desired results are subject to numerous risks and uncertainties, including but not limited to the following:

●
diversion of management time and attention from daily operations;
●
difficulties integrating the acquired business, technologies and personnel into the existing business;
●
potential loss of key employees, key contractual relationships or key customers of the acquired businesses; and
●
in the case of a stock acquisition, exposure to unforeseen liabilities.

Notwithstanding consummation of our recent acquisitions, there is no assurance that the proposed Merger will be accretive to our earnings or otherwise improve our results of operations.

If we are unable to successfully manage the integration of Birch, we may not benefit from our acquisition strategy.

We may not be successful in integrating the newly acquired business into our day-to-day operations for a number of reasons, including if we are unable to (a) retain skilled managerial, technical, and sales personnel; (b) retain customers acquired; (c) integrate the services offered by the acquired business with our existing services to achieve a single package of service offerings; (d) establish and maintain uniform standards, controls, policies and procedures throughout the Company; or (e) devote the management time required to successfully integrate the acquired businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1.1
First Amendment to Agreement and Plan of Merger, dated as of September 15, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.

10.1.2
Second Amendment to Agreement and Plan of Merger, dated as of September 29, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.

10.1.3
Amended and Restated Third Amendment to Agreement and Plan of Merger, dated as of October 27, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.

10.1.4	Lease Agreement, dated as of June 30, 2017, between LMR USA LLC and Network Billing Systems LLC relating to leased premises located at 695 Route 46, Fairfield, NJ 07004.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

November 13, 2017	By:	/s/ Michael R. Bauer
Michael R. Bauer
Chief Financial Officer

November 13, 2017	By:	/s/ Lisa Taranto
Lisa Taranto
Principal Accounting Officer

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1.1
First Amendment to Agreement and Plan of Merger, dated as of September 15, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.

10.1.2
Second Amendment to Agreement and Plan of Merger, dated as of September 29, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.

10.1.3
Amended and Restated Third Amendment to Agreement and Plan of Merger, dated as of October 27, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.

10.1.4	Lease Agreement, dated as of June 30, 2017, between LMR USA LLC and Network Billing Systems LLC relating to leased premises located at 695 Route 46, Fairfield, NJ 07004.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document