Form 10-K/A
period 2016-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2017-12-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A3
(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

 None

Table of Contents

PART IV

Item 15. Exhibits and Financial Statements Schedules.	2

SIGNATURES	5

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K of Fusion Telecommunications International, Inc. (the “Company”) for the year ended December 31, 2016, originally filed on March 21, 2017 (the “Original Filing”), is filed to correct a reference to an amended and restated certificate of incorporation that was never filed by the Company with the Secretary of State of Delaware and to add back specific references to various certificates of designations for series of preferred stock authorized by the Company since the date of its original certificate of incorporation, which references were deleted on the assumption that the amended and restated certificate of incorporation had been filed.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a)(2) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Description

3.1	Certificate of Incorporation (*)
3.1.1	Certificate of Amendment to Certificate of Incorporation(14)
3.1.2	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock, as amended (16)
3.1.3	Certificate of Designation of the Rights and Preferences of the Series A-2 Preferred Stock, as amended (17)
3.1.4	Certificate of Designation of the Rights and Preferences of the Series A-4 Preferred Stock, as amended (18)
3.1.5	Certificate of Designations of Preferences, Rights and Limitations of Series B-2 Senior Cumulative Convertible Preferred Stock (19)
3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan(15)
10.1.2	2016 Equity Incentive Plan (14)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (12)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (13)
10.5.2	Seventh Amendment, dated August 2015, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (16)
10.5.3	Eight Amendment, dated July 8, 2016, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (1)
10.6	Form of Promissory Note and Security Agreement (2)
10.7	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.8	Form of Warrant (3)
10.9	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (4)
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

10.56	Stock Purchase and Sale Agreement dated November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant and Apptix ASA (14)
10.57	Registration Rights Agreement dated as of November 14, 2016 by and between the registrant and Apptix ASA (14)
10.58	Common Stock Purchase Agreement dated November 14, 2016 by and among the registrant and the Purchasers (14)
10.59	Office Lease, as amended between Chagrin-Green, LLC and Fidelity Access Networks, LLC (1)
10.60	First Amendment to Lease Agreement dated as of August 2015 by and between Piedmont Center, 1-4 LLC and the registrant (1)
14	Code of Ethics of registrant (11)
21.1	List of Subsidiaries (1)
23.1	Consent of EisnerAmper LLP (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document(4)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

(1)
Filed as an Exhibit to the Company's Annual Report on Form 10-K filed on March 21, 2017 and incorporated herein by reference.
(2)
Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on April 13, 2011 and incorporated herein by reference.
(3)
Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006 and incorporated herein by reference.
(4)
Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference.
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
(13)
Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2015 and incorporated herein by reference.
(14)
Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2016 and incorporated herein by reference.
(15)
Filed as an Exhibit to the Company’s Annual Report Form 10-K filed on March 28, 2016 and incorporated herein by reference.
(16)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 15, 2006 as amended by Exhibit 3.1(i) to the Company's Current Report on Form 8-K filed on April 2, 2014 and incorporated by reference.
(17)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2007  as amended by Exhibit 3.1(j) to the Company's Current Report on Form 8-K filed on April 2, 2014 and incorporated by reference.
(18)
Identical to the Certificate of Rights and Preferences for the Series A-2 Preferred Stock filed as an exhibit to the Registrant’s Current Report on Form 8-K on May 10, 2007 as amended by Exhibit 3.1(k) to the Company's Current Report on Form 8-K filed on April 2, 2014 and incorporated by reference.
(19)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on January 7, 2014 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: December 15, 2017	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer