Form 10-K
period 2017-12-31
FUSION TELECOMMUNICATIONS INTERNATIONAL INC
filed 2018-03-22
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock reported by The Nasdaq Capital Market on June 30, 2017 of $1.45 per share, was $19,148,262.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 35,579,756 shares of common stock are issued and outstanding as of March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

PART I

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipates,” “expects,” “intends,” “may,” “should,” “plans,” “believes,” “predicts,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations, except as required by law.

ITEM 1. BUSINESS.

Overview

Fusion Telecommunications International, Inc. (“Fusion”), through its various subsidiaries (collectively, “we,” “us,” “our” or the “Company”), offers a comprehensive suite of cloud communications, cloud connectivity, cloud infrastructure, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offers domestic and international voice services to telecommunications carriers worldwide. Our advanced, proprietary cloud services platforms, as well as our state-of-the art switching systems, enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors. We currently operate our business in two distinct business segments: Business Services and Carrier Services.

In the Business Services segment, we are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud. Our core Business Services products and services include cloud voice and unified communications as a service (“UCaaS”), improving communications and collaboration on virtually any device, virtually anywhere, and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency. Our cloud computing and infrastructure as a service (“IaaS”) solutions are designed to provide our business customers with a platform on which additional cloud services can be layered. Complemented by our software as a service (“SaaS”) solutions such as security and business continuity, our advanced cloud offerings, including private and hybrid cloud, storage, backup and recovery and secure file sharing that allow our customers to experience the increased efficiencies and agility delivered by the cloud. Fusion’s cloud-based services are flexible, scalable and can be rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

Through our Carrier Services segment, we have agreements with approximately 370 carrier customers and vendors and sell our voice services to other communications service providers throughout the world. Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending voice traffic to the U.S. and internationally. We also purchase domestic and international voice services from many of our Carrier Services customers. Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic, thereby increasing profitability and expanding the service delivery capabilities for our Business Services segment. Since July 2017, our Carrier Services business has been operated through Fusion Global Services, LLC (“FGS”), which is currently 60% owned by us and 40% owned by XcomIP, LLC (“XComIP”). In connection with the Merger (as defined below), we have agreed to use reasonable best efforts to effectuate, on or prior to the closing of the Merger, to either (i) divest our 60% ownership interest in FGS, or (ii) dissolve FGS. See “Developments in 2017” below.

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

Fusion is seeking to capitalize on the rapid growth of the worldwide cloud services market, which is expected to grow at a three-year compound annual growth rate (CAGR) of 16.5% to total $411.4 billion, up from $260.2 billion in 2017, according to Gartner, Inc. The highest growth is expected to come from cloud system infrastructure as a service, which is projected to grow at a 27.7% CAGR from 2017 to 2020 to reach $72.0 billion, while cloud application services (SaaS) is expected to grow at a 19.4% CAGR from 2017 to 2020 to reach $100.0 billion. We are pursuing a three-tiered growth strategy, consisting of (i) developing specialized solutions for key vertical markets (such as legal and healthcare); (ii) targeting and acquiring additional cloud services companies; and (iii) implementing measures to accelerate organic growth. Our continuing effort to deliver advanced cloud solutions to larger companies with more complex requirements is supported by our proprietary cloud solutions platform that allows us to rapidly respond to large enterprise needs for customized or enhanced solutions. We intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite, with current efforts directed primarily on the healthcare, legal, hospitality and real estate verticals. We also intend to acquire additional cloud services companies that can further expand our customer base, allow us to provide additional cloud products and services to our portfolio and gain scale. Our growth strategy for the Business Services segment includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts and upselling solutions to our existing customer base.

Fusion’s management team has extensive experience in the technology, services and communications industry, with demonstrated leadership in middle market, entrepreneurial, small company, distressed and M&A environments. We believe that our executive team has the experience and expertise to drive high value opportunities to the Company and execute on our acquisition and organic growth strategies.

Fusion was incorporated in Delaware and commenced operations in September 1997. We currently have offices in: New York, NY; Fairfield, NJ; Fort Lauderdale, FL; Atlanta, GA; Redondo Beach, CA; Austin, TX; Herndon, VA; and Beachwood, OH.

Developments in 2017

On August 26, 2017, Fusion and its wholly-owned subsidiary, Fusion BCHI Acquisition LLC, a Delaware limited liability company (“Merger Sub”), entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Birch Communications Holdings, Inc., a Georgia corporation (“Birch”). The Merger Agreement provides, among other things, that upon the terms and conditions set forth therein, Birch will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. Birch, through its subsidiaries, provides IP-based communications, cloud and managed services to businesses in all 50 states, the District of Columbia and Canada under the Birch and Primus brands. Birch provides voice, broadband, Internet access, hosted services, managed services, wireless voice, wireless data and other communications, cloud and managed services to its customer base comprised of small, midsized, and enterprise businesses.

On the effective date of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Birch (other than treasury shares or shares owned of record by any Birch subsidiary) will be cancelled and converted into the right to receive, in the aggregate, that number of shares of our common stock equal to three times the number of shares of (i) our common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) (but excluding the shares of our common stock issued by us in a public offering of our shares of common stock completed in February 2018 as well as certain other issued and outstanding shares of our common stock (see “Recent Amendments to Merger Agreement and East West Bank Waiver” below)), plus (ii) our common stock issued or issuable upon the conversion of all classes or series of our preferred stock outstanding immediately prior to the closing of the Merger, plus (iii) our common stock issuable upon the exercise of all in-the-money Fusion warrants (collectively, the “Merger Shares”). Pursuant to subscription agreements executed by each of the stockholders of Birch, the Merger Shares will be issued in the name of, and held by BCHI Holdings, LLC (“BCHI”), a limited liability company owned by the stockholders of Birch. On the closing date of the Merger, BCHI and Fusion will enter into a Registration Rights Agreement governing the registration rights of BCHI in respect of the Merger Shares and pursuant to which we will agree, among other things, to use our reasonable best efforts to cause a shelf registration statement covering the resale of the Merger Shares to be declared effective by the SEC within 120 days of the closing of the Merger.

Closing of the Merger is subject to numerous conditions, including (i) receipt of the requisite approval of Fusion’s voting shares, which approval was secured by the Company on February 21, 2018, (ii) Fusion obtaining financing for the transaction, which will be used to retire existing senior debt facilities at Birch and Fusion, (iii) all existing shares of our preferred stock being converted into shares of our common stock, and (iii) Fusion using its reasonable best efforts to cause the Merger Shares to be approved for listing on The Nasdaq Stock Market, LLC (“Nasdaq”), including, if necessary, in order to comply with Nasdaq listing requirements, amending Fusion’s existing certificate of incorporation prior to the effective time of the Merger to effect a reverse stock split of our common stock to satisfy Nasdaq’s minimum pricing requirements (the “Reverse Stock Split”). If the Reverse Stock Split must be completed prior to the closing of the Merger, it will be in a range of up to 5:1, with the final ratio to be determined by our existing board.

In addition, prior to the closing of the Merger, Birch is required to spin-off to the existing Birch shareholders, its US-based consumer business, which consists of (i) the residential customer base, life line and consumer wireless business in the United States, and (ii) its single-line business customer base in the United States. In addition, as discussed above, we have agreed that on or prior to the consummation of the Merger, we will use our reasonable best efforts, on or prior to the closing of the Merger, to either (i) divest our 60% ownership interest in FGS, or (ii) dissolve FGS.

On the effective date of the Merger, our certificate of incorporation will be amended and restated, which amendments will, among other things, (i) increase the number of authorized shares of our common stock to 150 million and (ii) change our name to “Fusion Connect, Inc.” From and after the effective time of the Merger, the size of our Board will be fixed at seven directors. Three directors, including at least one director who satisfies the Nasdaq listing standard’s independence requirements, will be nominated by a nominating committee comprised of our directors serving on the Board on the date of the nomination and three directors, including at least one that satisfies the Nasdaq listing standard’s independence requirements, will be nominated by BCHI. The seventh director, who must satisfy the Nasdaq listing standard’s independence requirements, will be nominated by BCHI, subject to the reasonable consent of the Fusion committee. Our Chief Executive Officer, Matthew D. Rosen will serve as the post-Merger Chairman of the Board, and Holcombe T. Green, Jr., a principal stockholder of Birch, will serve as the post-Merger Vice Chairman of the Board. Information relating to the post-Merger Fusion Board and its executive officers will be included in a Form 14F-1 to be filed and mailed to all stockholders of the Company no less than 10 days prior to consummation of the Merger. The Merger is currently expected to be completed by mid-April 2018.

The terms of the Merger Agreement are such that the Merger, if consummated, will result in a change in control. As a result, the transaction will be accounted for as a reverse acquisition and recapitalization, with Birch as the acquirer for accounting purposes, and the historical financial statements of Birch (other than the Statements of Stockholders’ Equity) will become the historical financial statements of the Company.

Recent Amendments to the Merger Agreement and East West Bank Waiver

On January 24 and January 25, 2018, the parties to the Merger Agreement entered into a Fourth and Fifth Amendment to the Merger Agreement, respectively. The primary purpose of the Fourth Amendment was to further extend that date by which either Fusion or Birch may terminate the Merger Agreement due to an inability to secure commitments for the required financing from 120 days from the date of the Merger Agreement to 220 days from the date thereof (i.e., April 3, 2018). Under the Fourth Amendment, the parties also agreed to exclude up to 300,000 shares of our common stock to be issued in connection with the IQmax, Inc. asset acquisition (as described below) from the calculation of the number of Merger Shares to be issued to BCHI at the closing of the Merger. In addition, the Fourth Amendment also revised Exhibit D to the Merger Agreement (which exhibit described the proposed spin-off of the Birch consumer business required as a condition precedent to the closing) to exclude references to the Canadian business of Birch as the parties have agreed that such assets and customers will transfer to Fusion at the closing of the Merger.

Under the Fifth Amendment to the Merger Agreement, the parties agreed to increase the dollar amount of cash that Fusion could raise by issuing equity or debt securities in connection with capital raising activities prior to the closing of the Merger from $10.0 million to $40.0 million net proceeds) and also agreed that any shares of common stock issued by us in this offering in an amount up to $40.0 million (net proceeds) would be excluded in determining the number of Merger Shares to be issued to BCHI at the closing of the Merger.

On January 26, 2018, we obtained a waiver under our senior secured credit facility with East West Bank (the “East West Bank Credit Facility”) permitting us to sell up to approximately $30.0 million (net proceeds) of our common stock without having to use any of those proceeds to prepay amounts outstanding under that facility (the "January 2018 EWB Waiver"). Prior to receiving the January 2018 EWB Waiver, we were obligated under the East West Bank Credit Facility to use any net proceeds for any sale of our equity securities that are in excess of $4.0 million to pay down outstanding borrowings thereunder. In addition, on February 23, 2018 we obtained an additional waiver under the East West Bank Credit Facility permitting us to retain the entire amount of the net proceeds from the recently completed equity offering.

On March 12, 2018, the parties to the Merger Agreement entered into a Sixth Amendment to the Merger Agreement, the sole purpose of which was to amend the Merger Agreement and the associated form of stockholders agreement to reduce the number of directors that will initially serve on the post-Merger Board from nine to seven.

February 2018 Public Offering of shares of Our Common Stock

On February 5, 2018, we closed an offering of 12,937,500 shares of our common stock, including 1,687,500 shares for which the underwriters exercised their over-allotment option in full, at a price to the public of $3.20 per share for gross proceeds of $41.4 million. The net proceeds, after underwriting discounts and commissions, but before estimated expenses of the offering payable by Fusion, were $38.7 million. As noted above, the shares sold in this offering will not be counted as issued and outstanding for purposes of calculating the number of shares of Fusion common stock to be issued as consideration to BCHI in connection with the closing of the Merger. As a result, on a post-closing basis, the dilutive effect of this offering will be shared pro rata by current Fusion and Birch shareholders with current Fusion shareholders bearing approximately 25% of the dilution and current Birch shareholders bearing approximately 75% of the dilution from this offering. Craig-Hallum Capital Group LLC acted as the sole book-running manager and B. Riley FBR, Inc. acted as a co-manager for the offering

IQMax Asset Acquisition

On January 24, 2018, Fusion completed the acquisition of substantially all of the assets of IQMax, Inc. (“IQMax”), a Charlotte, N.C.-based provider of secure messaging, enterprise data integration and advanced cloud communications solutions. The total consideration for this transaction is $1.0 million, which will be paid in shares of our common stock. These shares will remain in escrow until 12 months following the closing of the transaction.

Historical Acquisitions

The cloud services marketplace continues to be fragmented, with many providers challenged by a limited product portfolio, a lack of financial and operational resources and a regional focus. Fusion believes this market segment offers strong opportunities for consolidation. We believe that the cross-marketing opportunities and economies of scale made possible through consolidation make such acquisitions an attractive vehicle to enhance our growth profile.

Fusion integrates the businesses it acquires and organizes the employees under one management team. Products and services and processes and procedures are rapidly integrated as well, while sales and support staff and distribution partners are trained to cross and up-sell our solutions to our existing and acquired customer bases. We believe that our integration strategy, in combination with our increasing expertise and our scalable, robust systems and infrastructure, will enable us to continue to efficiently integrate Birch and additional acquisitions in the future.

Since 2012, we have made the following acquisitions:

NBS

In October 2012, we acquired Network Billing Systems, LLC, and certain assets and liabilities of its affiliate, Interconnect Services Group II LLC (collectively, “NBS”), a cloud services provider delivering cloud voice and UCaaS, cloud connectivity and managed network services to small, medium and large businesses nationwide.

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

Apptix

In November 2016, we acquired Herndon, Virginia-based Apptix, Inc. (“Apptix”), a wholly-owned subsidiary of Apptix ASA (OSE: APP). Apptix provided cloud-based communications, collaboration, virtual desktop, compliance, security and cloud computing solutions to approximately 1,500 business customers across the U.S.

IQMax

In January 2018, we acquired substantially all of the assets of IQMax. The total consideration for this transaction is $1.0 million, which will be paid in shares of our common stock. These shares will remain in escrow until 12 months following the closing of the transaction.

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

Cloud Voice

Fusion’s cloud voice service allows a customer to replace its owned or leased premise-based office telephone system with a state-of-the-art cloud-based digital telephone system. This feature-rich solution eliminates the need to own and operate a costly, complex telephone system, reduces upfront capital costs, and eliminates the cost of calls between customer locations. The service provides efficiencies for companies with multiple offices or a highly mobile workforce, and for companies that are opening a new office or need to expand or replace existing legacy telephone systems. All business service options can be configured by the user in real time using a powerful administrative portal, virtually eliminating the costs associated with the labor-intensive reconfiguration of on-site telephone systems. Our contact center solutions provide advanced call center features and functionality that can be seamlessly integrated with our cloud voice solutions, reducing operational costs and increasing cost savings and efficiency. CRM integration, call recording and real-time monitoring are built into the contact center solution, increasing productivity without increasing costs.

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

Cloud Connectivity

Fusion’s reliable and secure connections to the cloud ensure high levels of service quality and control. Leveraging our own expanding on-net network, as well as our relationships with U.S.-based and international carriers, we offer business customers a full complement of redundant, flexible and scalable network solutions, offering true diversity for built-in business continuity. Services range from dedicated circuits to high-speed broadband that are available in a variety of bandwidth levels. Fusion offers reliable, secure and cost-effective Internet access, as well as Ethernet and MPLS services. We also provide cloud-delivered SD-WAN services that facilitate optimized access for businesses to cloud services, private data centers and enterprise applications simultaneously over both ordinary broadband Internet and private links. Fusion’s quality of service routers seek to provide the highest quality voice traffic while reducing customer access costs. We believe that in addition to providing secure migration and connection to the cloud, providing a full complement of network services allows us to address a broader set of customer needs, delivering increased value and securing customer loyalty in the process.

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

Backup and Recovery

Our “Backup and Recovery” is an enterprise-grade backup software solution that provides a single, integrated approach to data protection. Its comprehensive suite of tools and capabilities allow businesses to securely protect more data while using less network capacity and fewer storage resources without having to deploy multiple point solutions.

Secure File Sharing

Fusion offers a file sharing solution that allows businesses to share, sync and transfer important data across multiple platforms, while keeping security a main priority with military grade encryption. The solution delivers file access from any location, on any device to enable flexible and scalable file sharing, restoration and collaboration.

Secure Mobile Messaging and Data Integration

Our mobile software solutions seamlessly integrate and transmit messaging and other information across diverse applications and platforms in a secure, compliant manner to improve workforce coordination and collaboration. Our powerful data integration platform advances the expansion of our cloud ecosystem, facilitating its integration with a wide range of applications and business productivity software platforms.

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

Carrier Services

Fusion’s Carrier Services segment, which is currently operated through FGS, provides voice traffic termination employing primarily VoIP technology. This traffic typically consists of minutes of domestic and international long distance usage that are terminated to telephone numbers in the intended destination countries. The majority of this traffic is international in nature, and terminates to virtually all countries.

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

All carrier voice services are priced on a per minute basis, based upon the destination called, the time of day and the customer’s overall traffic volume. FGS has reciprocal service agreements with the majority of its carrier customers, and the pricing in those agreements may also reflect the pricing provided to FGS for terminating its traffic. Prices for Internet access or private line service provided to carriers, as well as pricing for co-location services, are based on a fixed MRC for the services provided. FGS has contracts with most of its carrier customers, which typically have a one-year renewable term, no minimum commitments, and allow either party to terminate the arrangement without penalty.

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

Each of the Business Services network operations centers (“NOC”), as well as the NOC maintained by FGS, are manned 24 hours per day, 7 days per week and employ state-of-the-art monitoring and alert systems that are designed to ensure quality of service and a proactive response to potential customer service issues.

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

The Fusion network is characterized by its low cost of deployment and low recurring costs. It has been constructed to meet actual, rather than anticipated, customer demand with on-net and off-net connections to provide ubiquitous access, delivering maximum cost efficiency without sacrificing quality. This robust network allows us to provide diverse and redundant network connections with seamless automatic failover. Our major points of presence include: New York City; Newark, NJ; Philadelphia, PA; Boston, MA; Atlanta, GA; Miami, FL; Cleveland, OH; Chicago, IL; Dallas, TX; Los Angeles, CA; Washington, D.C.; San Jose, CA; Charlotte, NC; Jacksonville, FL; Columbus, OH; and Little Ferry, NJ.

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

Proprietary Cloud Services Platform

Our proprietary cloud services platform was designed and developed over many years by our own team of experienced developers using advanced, yet proven, technology. This proprietary platform is scalable, flexible and secure, delivering an integrated portfolio of cloud-based communications services that enable businesses of every size to increase productivity and efficiency while controlling costs. Information management, hardware, network and infrastructure are centralized off-premise, hosted and managed by Fusion, allowing customers to rapidly adjust to fluctuating and unpredictable service demands, drive efficiencies in staff and space, and eliminate the need for costly technology upgrades. The architecture of our proprietary platform has been designed to allow for the seamless integration of additional cloud-based applications, whether or not developed by Fusion. Not subject to third party end user licensing fees or technology release constraints, our proprietary platform allows faster, easier and more cost-effective introduction of new, business-critical applications, delivering a unique feature set engineered to quickly respond to customer demands and market requirements. We differentiate ourselves from our competitors by combining our robust carrier-grade network services to enable secure connections to the cloud, delivering true diversity and a fully integrated solution for maximum efficiency and cost savings.

Our proprietary platform has been designed using advanced technologies and best of breed equipment and provides for geographical diversity and redundancy. The platform has been designed for scalability as well as resiliency, and can be easily expanded to accommodate any required number of connections and customers. Platform solutions are location and device neutral, serving multiple as well as single locations nationwide, connecting users to customers and other employees on desktops, laptops, handsets, tablets and mobile phones, wherever they may be located. The platform is currently deployed in two diverse Tier 1 carrier data centers, and such platform has a fully functional, redundant system whose databases are constantly in sync. Thus, should one of the data centers be hit with a catastrophic event, customers should experience no interruption of service. The result is to ensure proven, reliable and consistent uptime performance, which is crucial for delivering mission critical solutions.

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

Strategy

Our past acquisitions have been, and the Merger with Birch will be, important milestones in our strategic roadmap as we work to become one of the industry’s leading and most successful cloud services providers. Our plans for growth are supported by an experienced and tested management team and dedicated staff, as well as our advanced cloud strategy to organically grow our revenue from the Business Services segment and to continue to develop vertically oriented solutions and acquire additional cloud services companies.

Fusion intends to continue to grow organically through direct as well as indirect channel sales efforts; by securing large strategic distribution partners to extend our geographic and vertical market reach; and through the up-sale and cross-sale of services to our existing customer base.

We also continue to focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art networks and advanced services platforms. Our vertically oriented solutions, which are currently focused on healthcare, legal services, hospitality and real estate, offer a substantial opportunity to gain market share.

Fusion intends to build on the success of its past acquisitions through additional acquisitions of other cloud services companies, such as Birch. We believe that the experience gained in integrating people, products, systems, platforms and customers positions us well to advance our growth. We continue to look to acquire other companies that can expand our customer base and distribution capability, add additional cloud-based products and services and help us increase the scale of our operations.

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
Fusion (Logo)®

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

Competition

Each of Fusion’s business segments are highly competitive, rapidly evolving, and subject to constant technological change. In each of our business segments, we compete with companies that are significantly larger and have substantially greater market presence, financial, technical, operational and marketing resources than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets. Specialized cloud services providers, who focus on one or more cloud services or applications, could adopt aggressive pricing and promotion practices that could impact our ability to compete. We also believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors. Further, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

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

As a carrier, Fusion and FGS are subject to FCC regulation under the Communications Act of 1934, as amended. Fusion and FGS each have the necessary authority under Section 214 of the Communications Act to operate as a domestic and international carrier. Generally, international carrier traffic is subject to minimal regulation by state and local jurisdictions. Fusion also holds various state licenses authorizing us to provide intrastate services to our carrier and end-user customers, and we comply with state reporting, fee payment, tariffing, and other obligations with respect to these services. Should we fail at any time to hold the licenses required to provide our intrastate services, we could be subject to fines and/or other penalties.

Our VoIP services are lightly regulated, although certain traditional telecommunications regulations have been applied to VoIP services. The FCC requires interconnected VoIP services to comply with: 911 emergency service requirements; registration requirements; Communications Assistance for Law Enforcement requirements; obligations to support Universal Service including the Universal Service Fund (“USF”) and Telecommunications Relay Services, the North American Numbering Plan Administration, and Local Number Portability Administration; Customer Proprietary Network Information requirements; disability access obligations; Local Number Portability requirements; service discontinuance notification obligations; outage reporting requirements; and rural call completion reporting and rules related to ring signal integrity. The FCC defines interconnected VoIP service as service that (1) enables real-time, two-way voice communications, (2) requires a broadband connection from the user’s location, (3) requires Internet protocol compatible customer premises equipment, and (4) permits users generally to receive calls that originate on the public switched telephone network (“PSTN”) and to terminate calls to the PSTN. Under this definition, Fusion is a provider of interconnected VoIP service. We believe that our services are currently compliant with all applicable FCC requirements, and we and FGS have made and are making the required contributions to USF and other funds. Should either Fusion or FGS fail to meet any of the FCC requirements discussed above or fail to make required contributions in the future, we could be subject to revocation of our authority to operate or to fines and/or penalties.

As a result of the FCC’s preemption of states’ ability to regulate certain aspects of VoIP service, and a trend in state legislatures to affirmatively deregulate VoIP services for most purposes, our VoIP services are subject to relatively few state regulatory requirements aside from collection of state and local E911 fees and state Universal Service support obligations. We believe that our VoIP services are currently compliant with all applicable state requirements, and we have made and are making the required contributions to E911, state USF, and other funds. The state regulatory framework for our VoIP services continues to evolve, so we, in conjunction with our professional advisors, monitor the actions of the various state regulatory agencies and endeavor to ensure that we are in compliance with applicable state law, including any new statutes or regulations that may be passed. However, there can be no assurance that we will become aware of all applicable requirements on a timely basis, or that we will always be fully compliant with applicable rules and regulations. Should we fail to be compliant with applicable state regulations, or to file required reports with state regulatory agencies, we could be subject to fines and/or penalties.

While we believe VoIP services may be subject to additional federal, state, local, or international regulation in the future, it’s uncertain when or how the effects of such regulation could affect us and our business. If additional regulation does occur, it is possible that such regulatory agencies may impose surcharges, taxes or regulatory fees on VoIP service providers. The imposition of any such surcharges, taxes, or regulatory fees could increase the Company’s costs and thus reduce or eliminate any competitive advantage that we might enjoy today.

Employees

As of December 31, 2017, we had 271 employees, all of which were full time employees. None of our employees is represented by a labor union or collective bargaining agreement. We believe that the relationship between us and our employees is good and, to date, we have not experienced a work stoppage.

Customer Concentrations and Revenues and Assets by Geographic Area

For the years ended December 31, 2017 and 2016, no single customer accounted for more than 10% of the Company’s consolidated revenues or accounts receivable.

During the years ended December 31, 2017 and 2016, 91.8% and 89.5%, respectively, of the Company’s revenue was derived from customers in the United States and 8.2 % and 10.5%, respectively, was derived from international customers. As of December 31, 2017 and 2016, the Company had no assets located outside of the United States.

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

Our acquisitions have been financed primarily through the issuance of secured debt with an aggregate principal amount outstanding of approximately $97.6 million at December 31, 2017. Currently, all assets of Fusion and its subsidiaries are pledged as collateral under its senior debt facilities. These facilities contain a number of affirmative and negative covenants, including but not limited to, restrictions on the payment of subordinate indebtedness, incurring additional indebtedness, making capital expenditures, paying dividends and cash distributions by subsidiaries. Under these senior facilities, we are also required to comply with various financial covenants, including leverage ratio, fixed charge coverage ratio and minimum levels of earnings before interest, taxes, depreciation and amortization, or EBITDA. Failure to comply with any of the restrictive or financial covenants contained in these facilities could result in an event of default and accelerated demand for repayment of our outstanding debt. We do not have the financial resources to repay our senior debt if it is accelerated.

As of September 30, 2016, we were not in compliance with the leverage ratio covenants contained in our senior credit facilities, and we received waivers and amendments from the lenders under these facilities as of September 30, 2016. After giving effect to the foregoing waiver, we were in compliance with all of the financial covenants contained in our debt agreements for the years ended December 31, 2017 and 2016. There can be no assurances however, that we will continue to be able to obtain such waivers in the future if we do not comply with the financial covenants contained in our credit facilities.

We have a history of operating losses and net losses. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

At December 31, 2017 and 2016, we had a working capital deficit of $15.4 million and $6.6 million, respectively. At December 31, 2017, we had a stockholders’ deficit of $1.2 million and at December 31, 2016, we had stockholders’ equity of $9.2 million. In addition, at December 31, 2017 and 2016, we incurred net losses applicable to common stockholders of $15.9 million and $15.1 million, respectively. Our cash flows from operations for the year ended December 31, 2017 were not sufficient to support our capital expenditure requirements and other obligations in 2017. We may not be able to generate profits in the future and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise additional funds from the equity markets or other sources, resulting in further dilution to our equity holders. These losses, among other things, have had, and may continue to have, an adverse effect on our working capital, total assets and stockholders’ equity.

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

We have historically funded our working capital requirements through the sale of equity securities of Fusion. The sale of equity securities to fund operations is dilutive to our existing stockholders. The terms of our debt facilities currently and may in the future limit our ability to utilize cash flows generated from our Business Services segment to fund the Company’s other operations, including corporate overhead expenses. In the event we are unable to substantially increase our revenue to fund our operating expenses, we may be required to continue to fund operations through additional sales of Fusion’s equity securities. In the past, limited cash resources restricted our Carrier Services segment’s ability to purchase termination capacity with longer payment terms than the terms under which it is able to sell services to its customers. Should this trend continue, and should FGS not be disposed of as contemplated by the Merger Agreement, it could limit our ability to grow our revenues and/or margins, or limit our ability to achieve our revenue and/or margin targets in this segment.

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

We have deployed back-office systems and services platforms that enable us to offer our customers a wide-array of services and features. Sophisticated back office information and processing systems are vital to our continued growth and our ability to continue to monitor costs, invoice customers, provision client orders, and achieve operating efficiencies. Some of these systems are dependent upon license agreements with third party vendors. These third party vendors may cancel or refuse to renew some of these agreements, and the cancellation or non-renewal of these agreements may harm our ability to invoice customers and provide services efficiently.

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

Vulnerabilities to security breaches, cyber intrusions and other malicious acts could adversely impact our business.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems such as ours, and those of customers, third-party contractors and vendors.

Our operations depend on our ability to protect our network from interruption by damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to denial or disruption of service (“DDOS”), and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols, DDOS mitigation and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss. Critical to our provision of service is the storage, processing, and transmission of confidential and sensitive data. We store, process and transmit a wide variety of confidential and sensitive information including credit card, bank account and other financial information, proprietary, trade secret or other data that may be protected by intellectual property laws, customers' and employees' personally identifiable information, as well as other sensitive information. We, along with others in the industry, will be subject to cyber threats and security breaches, given the nature of the information we store, process and transmit.

Depending on the evolving nature of cyber threats and the measures we may have to implement to continue to maintain the security of our networks and data, our profitability may be adversely impacted or we may have to increase the price of our services which may make our offerings less competitive with other communications providers.

If an individual obtains unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by law enforcement and regulatory agencies, and exposure to fines or penalties, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as HIPAA (Health Insurance Portability and Accountability Act) and the Gramm-Leach-Bliley Act, any security breach that exposes protected information may make us susceptible to a number of claims related to our marketing.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their contracts with us or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

In contracts with larger enterprises, we sometimes agree to assume liability for security breaches in excess of the amount of committed revenue from the contract. In addition, there can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

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

A majority of the voice calls made by our customers are connected through other communication carriers, which provide us with transmission capacity through a variety of arrangements. Our ability to terminate voice traffic in our targeted markets is an essential component of our ongoing operations. If we do not secure or maintain operating and termination arrangements, our ability to increase services to our existing markets and gain entry into new markets will be limited. Therefore, our ability to maintain and expand our business is dependent, in part, upon our ability to maintain satisfactory relationships with other domestic carriers, Internet service providers, international carriers, fiber optic cable providers and other service providers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis. In addition, if a carrier with whom we interconnect does not carry the traffic routed to it, or does not provide the required capacity, we may be forced to route our traffic to, or buy capacity from, a different carrier on less advantageous terms, which could reduce our profit margins or degrade our network service quality. In the event network service quality is degraded, it may result in a loss of customers. To the extent that any of these carriers with whom we interconnect raise their rates, change their pricing structure or reduce the amount of capacity they will make available to us, our revenues and profitability may be adversely affected.

We rely on third party equipment suppliers who may not be able to provide us the equipment necessary to deliver the services that we seek to provide.

We are dependent on third party equipment suppliers, including Cisco, BroadSoft, Acme Packet and Sonus, for equipment, software and hardware components. If these suppliers fail to continue product development and research and development or fail to deliver quality products or support services on a timely basis, or if we are unable to develop alternative sources of supply if and as required, such a failure could result in an inability to deliver the services that we currently provide or intend to provide, and our financial condition and results of operations may be adversely affected.

FGS’s Carrier Services business relies on the cooperation of other international carriers and incumbent service providers, who may not always cooperate with us in our attempt to serve a specific country or market.

In some cases, the growth of the FGS Carrier Services business requires the cooperation of other international carriers and/or the incumbent service provider in order to provide services to or from specific countries or markets. In the event the incumbent, or another in-country international carrier, does not cooperate with FGS or support FGS in its efforts to serve that country, its ability to provide service to or from that country may be delayed, or the costs to provide service might increase should it be forced to use another more expensive carrier. If FGS is unable to develop and maintain successful relationships with other international carriers and incumbent operators, its ability to cost-effectively service an important market could be adversely affected.

Because we do business on an international level, we are subject to an increased risk of tariffs, sanctions and other uncertainties that may hurt our revenue.

There are certain risks inherent in doing business internationally, especially in emerging markets, such as unexpected changes in regulatory requirements, the imposition of tariffs or sanctions, licenses, customs, duties, other trade barriers, political risks, currency devaluations, high inflation, corporate law requirements and civil unrest. Many of the economies of these emerging markets are weak and volatile. FGS may not be able to mitigate the effect of inflation on its operations in these countries by price increases, even over the long-term. Also, deregulation of the communications markets in developing countries may or may not continue. Incumbent service providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing FGS to interconnect to their networks. The legal systems in emerging markets also frequently have insufficient experience with commercial transactions between private parties, therefore FGS may not be able to protect or enforce its rights in some emerging market countries. Governments and regulations may change, thus impacting the availability of new licenses or the cancellation or suspension of existing operating licenses. The instability of the laws and regulations applicable to the FGS Carrier Services business, as well as their interpretation and enforcement, could materially impact its business in those countries and adversely affect its and our financial condition or results of operations.

The regulatory treatment of VoIP outside the United States varies from country to country. Some countries are considering subjecting VoIP services to the regulations applied to traditional telephone services and they may assert that FGS is required to register as a telecommunications carrier in that country or impose other more onerous regulations. In such cases, our failure to register could subject us to fines, penalties or forfeiture of our right to do business in that country. Regulatory developments such as these could have a material adverse effect on our ability to grow our international Business Services operations.

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

We also hold various state licenses authorizing us to provide intrastate services to our carrier and end-user customers, and we comply with state reporting, fee payment, tariffing and other obligations with respect to these services. However, in several states where we provide de minimus intrastate services we may not have fully complied with applicable licensing requirements. Should we fail at any time to hold the licenses required to provide our intrastate services, we could be subject to fines or other penalties.

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

Our Carrier Services operations were impacted by Hurricane Sandy in the Northeast region of the United States in late October of 2012. The severe weather conditions directly affected the ability of many of our carrier customers and vendors to connect to us. As a result, we did not generate the same levels of revenues and gross profit that we believe we would have generated absent these abnormal conditions. Any future disruptions to the operation of FGS’ network (should it not be disposed of as contemplated by the Merger Agreement) or Fusion’s network, including acts of war, terrorism or other force majeure events, could have a material adverse impact on our liquidity, financial condition and results of operations. Although we do carry business interruption insurance, we cannot assure you that our losses in the event of a natural disaster or other force majeure event would be completely covered by insurance.

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

We do not have written employment agreements with any of our executive officers or other members of our senior management team except for Matthew Rosen, our Chief Executive Officer.

We face competition for qualified personnel, including management, technical, financial and sales personnel. We also rely on independent sales agents to market and sell our services. If we are unable to attract and retain experienced and motivated personnel, including independent sales agents, the growth of our business or the effectiveness of our day-to-day operations may be negatively impacted and we may not be able to grow our customer base or achieve our business or financial objectives.

Risks Related to the Merger

The Merger may not be completed within the expected timeframe or at all, and the failure to complete the Merger may negatively affect the trading price of our common stock and could adversely affect our future business and financial results.

The Merger continues to be subject to a number of risks and uncertainties, including (1) we and Birch may not be able to obtain the financing necessary to complete the Merger; (2) we and Birch may not obtain all necessary regulatory approvals or such approvals may not be obtained in a timely fashion; and (3) timely satisfaction of all other closing conditions to the Merger. Failure to complete the Merger or significant delays in its completion could negatively affect the trading price of our common stock, adversely affect our future business and financial results and could result in our failure to timely realize certain synergies relating to such acquisition.

Our existing stockholders will experience substantial dilution if the Merger is consummated.

If the Merger is consummated, the Birch stockholders (through BCHI) will receive consideration, in the aggregate, equal to three times the Merger Shares. Therefore, there will be substantial dilution to the Fusion stockholders. The Fusion stockholders will have lower equity participation in the combined company and, as a result, reduced opportunity to participate in any future earnings or growth of the combined company and future appreciation in the value of our common stock than they have prior to the Merger.

If the Reverse Stock Split is consummated, our total market capitalization may decrease.

If the Reverse Stock Split is effected prior to the close of the Merger, the market price per share of our common stock after the Reverse Stock Split may not increase in proportion to the reduction in the number of shares of our common stock outstanding before the Reverse Stock Split, if and when it is effected. Accordingly, the total market capitalization of our common stock (the aggregate value of all of our common stock at the then existing market price) after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split. There are numerous factors and contingencies that could affect our stock price following a proposed reverse stock split, including, but not limited to, the status of the market for our stock at the time, our reported results of operations in future periods, and general economic, market and industry conditions, and the market price of our common stock may not be sustainable at the bid price following such reverse stock split.

The existing stockholders of Fusion will comprise a minority of the combined company after the consummation of the Merger and the Birch stockholders will nominate a majority of the Board of Directors.

If the Merger is consummated, the stockholders of Birch (through BCHI) will receive consideration equal to three times the number of shares of common stock outstanding and in-the-money Fusion warrants immediately prior the effective time of the Merger, subject to certain exceptions, making them the majority stockholders of the Company. Furthermore, under the terms of the Merger, BCHI is entitled to nominate five of the nine directors serving on the Company’s board of directors after the Merger (subject to Nasdaq’s independence requirements and one of the designees being subject to the reasonable consent of the Fusion committee). Accordingly, BCHI will have substantial influence over the board of directors and the operations of the Company after the consummation of the Merger.

The number of shares issuable as consideration will not be affected by an increase the trading price of our common stock.

The consideration payable in connection with the Merger is a fixed number of shares of common stock. Therefore, our stockholders will not be able to benefit from an increase in the trading price of our common stock during the pendency of the Merger, with respect to the consideration payable for Birch. Furthermore, the Merger Agreement does not provide Fusion with a price-based termination right, a merger consideration adjustment or other similar protection.

We may not realize the revenue growth opportunities and cost synergies that are anticipated from the planned Merger as we may experience difficulties in integrating Birch’s business with ours.

The benefits that are expected to result from the Merger will depend, in part, on our ability to realize the anticipated revenue growth opportunities and cost synergies as a result of the planned acquisition. Our success in realizing these revenue growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Birch. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Birch. The process of integrating operations could cause an interruption of, or loss of momentum in, our and Birch’s activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Birch. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Even if we are able to integrate Birch successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Birch. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the planned acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

The Merger could impact or cause disruptions in our and Birch’s businesses which could have an adverse effect on our business, financial condition or results of operations following the completion of the Merger.

The Merger could cause disruption in our and Birch’s businesses, including:

●
our and Birch’s current and prospective customers and suppliers may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us, Birch or the combined business and may attempt to negotiate changes in existing business;

●	our and Birch’s employees may experience uncertainty about their future roles with us, which may adversely affect our and Birch’s ability to retain and hire key employees;
●	the Merger may give rise to potential liabilities; and
●
the attention of our management and that of Birch may be directed toward the completion and implementation of the Merger and transaction-related considerations and may be diverted from the day-to-day business operations of the respective companies.

In connection with the Merger, we could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. The disruption to Birch’s business could be exacerbated by a delay in the completion of the Merger.

The debt we expect to incur in connection with the Merger could have a negative impact on our liquidity or restrict our activities.

As of December 31, 2017, we had approximately $97.6 million of indebtedness outstanding. If the Merger is consummated, effective upon closing of the Merger we currently expect that our outstanding indebtedness will be approximately $580 million. New credit facilities related to the Merger will likely contain various covenants that limit our ability to engage in specified types of transactions. Our overall leverage and the terms of our financing arrangements could:

●	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;
●	make it more difficult to satisfy our obligations under the terms of our indebtedness;
●	limit our ability to refinance our indebtedness on terms acceptable to us or at all;
●
limit our flexibility to plan for and adjust to changing business and market conditions in the industries in which we operate and increase our vulnerability to general adverse economic and industry conditions;

●
require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements;

●
limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward; and

●	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

In addition, the restrictive covenants could require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness.

Birch may have liabilities that are not known, probable or estimable at this time.

As a result of the Merger, Birch will become our subsidiary and it will remain subject to all of its liabilities. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Birch. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about Birch that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

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

●
announcements by our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures, or capital commitments; and

●
failure to meet analysts’ expectations regarding financial performance.

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

Our use of equity to fund operations is dilutive to existing stockholders and, depending upon the market price of our common stock at the time of issuance, we may be required to issue shares of common stock at depressed prices.

Historically, we have funded a vast majority of our working capital requirements through the sale of Fusion equity securities. The use of Fusion equity securities to fund operations is dilutive to our existing stockholders. Unless we are able to generate substantial revenues to fund our operating expenses, we may be required to continue to fund our operations through the sale of additional equity. Moreover, the dilutive effect on our stockholders caused by the issuance of new equity is directly impacted by the market price of our common stock at the time of issuance. If we are required to issue equity securities at a time when the market price for our common stock is depressed, we will need to issue more shares than if the market price was higher, and the dilutive effect on our stockholders will be greater.

The issuance of our common stock upon the exercise of options or warrants or the conversion of outstanding convertible securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of March 9, 2018, we had 35,579,756 common shares outstanding and approximately 2,046,585 shares reserved for issuance upon conversion of outstanding preferred stock, 2,000,988 shares reserved for the exercise of outstanding warrants, and 3,017,687 shares reserved for the exercise of outstanding stock options. The issuance of our common shares upon the exercise of stock options or warrants, or conversion of preferred stock will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

Our certificate of incorporation authorizes Fusion to issue up to 10,000,000 shares of preferred stock, of which 5,045 shares of Series A-1, A-2 and A-4 Preferred Stock (the “Series A Preferred”) are currently issued and outstanding, and 9,171 shares of our Series B-2 Preferred Stock (the “Series B-2 Preferred”) are currently issued and outstanding. Upon completion of the Merger, the Series A Preferred and the Series B-2 Preferred will be converted into shares of our common stock. That notwithstanding, our existing certificate of incorporation gives, and the amended and restated certificate of incorporation to be filed in connection with the Merger will give the Board the authority to issue preferred stock without any further approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

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

ITEM 2. PROPERTIES.

We are headquartered in New York, New York and lease offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities as of December 31, 2017.

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.
420 Lexington Avenue, Suite 1718, New York, NY 10170	October 2020	$666,000	Lease of principal executive offices	9,956

3565 Piedmont Road, N.E., Suite 300, Atlanta, GA 30005	August 2022	$261,000	Lease of network facilities and office space	10,509

13921 Park Center Road Herndon, VA 20171	Month to month	$345,000	Lease of network facilities and office space	13,364

23250 Chagrin Blvd. Suite 250 Beachwood, OH 44122	May 2019	$93,000	Lease of sales and administrative office space	5,638

695 US Highway 46 West Suite 200 Fairfield, NJ 07004	August 2028	$203,000	Lease of network facilities and office space	13,511

811 North Catalina Suite 2120 Redondo Beach, CA 90277	May 2018	$31,000	Lease of network facilities and office space	1,200

14205 Burnet Rd. Suite 300 Austin, TX 78728	September 2020	$37,000	Lease of network facilities and office space	2,534

1451 W. Cypress Creek Rd. Suite 300, Room 392 Fort Lauderdale, FL 33309	Month to month	$42,000	Lease of network facilities and office space	593

We believe that our leased facilities are adequate to meet our current and future needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. Defending such proceedings can be costly and can impose a significant burden on management and employees. We do not expect that the outcome of any such claims or actions will have a material effect on our liquidity, results of operations or financial condition. As of December 31, 2017 and 2016, we did not have any significant ongoing legal matters.

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

Year Ended December 31, 2017	High	Low
First Quarter	$2.02	$1.28
Second Quarter	$1.90	$1.30
Third Quarter	$3.57	$1.11
Fourth Quarter	$4.08	$2.30

Year Ended December 31, 2016
First Quarter	$3.80	$1.69
Second Quarter	$2.09	$1.20
Third Quarter	$2.46	$1.30
Fourth Quarter	$1.71	$0.96

The market price for our common stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders of Record

As of December 31, 2017, there were 526 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any cash dividends on our common stock in the foreseeable future. Subject to the rights of holders of any of our outstanding preferred stock, any future determination to pay dividends will be at the discretion of our board of directors, subject to applicable law, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our outstanding debt and other factors that our Board considers appropriate.

The holders of our Series A Preferred are currently entitled to receive cumulative dividends of 8% per annum payable in arrears, as and when declared by the Fusion board from January 1, 2008. To date, the Fusion board has not declared any dividends on any series of Series A Preferred. The holders of our Series B-2 Preferred are entitled to receive quarterly dividends at an annual rate of 6%. These dividends can be paid, at our option, either in cash or in shares of our common stock. Since the issuance of the Series B-2 Preferred in December 2013 and January 2014, all declared dividends through September 30, 2017 have been paid in shares of our common stock. The Company did not declare a dividend on its Series B-2 Preferred for the quarter ended December 31, 2017. In connection with the Merger, all holders of Series A Preferred and Series B-2 Preferred have been notified that they must convert their shares of preferred stock into shares of our common stock at the applicable conversion rate or their interests will be forfeited at the closing of the Merger.

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

Through our Carrier Services segment, we have agreements with approximately 370 carrier customers and vendors, through which we sell domestic and international voice services to other carriers throughout the world. Customers include U.S.-based carriers sending voice traffic to international destinations, and foreign carriers sending traffic to the U.S. and internationally. We also purchase domestic and international voice services from many of our Carrier Services customers. Our carrier-grade network, advanced switching platform and interconnections with global carriers on six continents also reduce the cost of global voice traffic and expand service delivery capabilities for our Business Services segment. Since September 1, 2017, our Carrier Services business has been operated through FGS, which is 60% owned by us and 40% owned by XcomIP. As noted elsewhere in this report, on or prior to the completion of the Merger we have agreed to use our reasonable best efforts to either (i) divest our 60% ownership interest in FGS, or (ii) dissolve FGS.

On August 26, 2017, Fusion and Merger Sub entered into the “Merger Agreement” with Birch. The Merger Agreement provides, among other things, that upon the terms and conditions set forth therein, Birch will merge with and into Merger Sub, with Merger Sub surviving the Merger.

On the effective date of the Merger, all of the outstanding shares of common stock of Birch will be cancelled and converted into the right to receive, in the aggregate, that number of shares of our common stock equal to three times the number of shares of Merger Shares. The Merger Shares will be issued in the name of, and held by, BCHI. The terms of the Merger Agreement are such that the Merger, if consummated, will result in a change in control of Fusion. As a result, the transaction will be accounted for as a reverse acquisition and recapitalization, with Birch as the acquirer for accounting purposes, and the historical financial statements of Birch (other than the Statement of Stockholders’ Equity) will become the historical financial statements of the Company.

Closing of the Merger is subject to numerous preconditions, including Fusion obtaining financing for the transaction, which will be used to retire existing senior debt facilities at Birch and Fusion. Each of Fusion and Birch has agreed to use reasonable best efforts to cooperate and arrange and obtain the debt financing necessary to effect the required refinancing and to complete the transactions contemplated by the Merger Agreement. On February 13, 2018, we announced that we had engaged Goldman Sachs, Morgan Stanley and MUFG as joint lead arrangers and joint bookrunners to arrange senior secured credit facilities to be entered into in connection with Merger. These facilities are expected to consist of $570 million senior secured term loans and a revolving credit facility. In addition, the Company expects to secure a $10 million subordinated note. Prior to the closing of the Merger, Birch is required to spin-off to the existing Birch shareholders its US-consumer business, which consists of (i) the residential customer base, life line and consumer wireless business in the United States, and (ii) its single-line business customer base in the United States. In addition, prior to the closing of the Merger, we are required to use our best commercial efforts to dispose of our interests in FGS or dissolve FGS. The Merger is currently expected to be completed by mid-April 2018.

We manage our business based on gross profit and gross margin, which represents net revenue less the cost of revenue, and on net profitability after excluding certain non-cash and non-recurring items. The majority of our operations, engineering, information systems and support personnel are assigned to either the Business Services or Carrier Services business segment for segment reporting purposes.

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

In November 2016, we acquired Apptix. Apptix provided cloud-based communications, collaboration, virtual desktop, compliance, security and cloud computing solutions to approximately 1,500 business customers throughout the U.S.

In January 2018, we acquired substantially all of the assets of IQMax, a provider of secure messaging, enterprise data integration and advanced cloud communications solutions.

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

Our Business Services revenue includes MRC to customers for whom services are contracted over a specified period of time, and variable usage fees charged to customers that purchase our business products and services. Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer. MRC continues until the expiration of the contract, or until cancellation of the service by the customer. To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

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

Effective January 1, 2017, we changed the manner in which we account for federal and state universal service fees and surcharges in our consolidated statement of operations. We now include the amounts collected for these fees and surcharges in revenues, and report the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, both our revenues and cost of revenues for years ended December 31, 2017 and 2016 include $3.3 million and $2.6 million, respectively, of federal and state universal service fees and surcharges.

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

Impairment of Long-Lived Assets

We periodically review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value of the asset exceeds the projected undiscounted cash flows, we are required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. We recorded an asset impairment charge of $0.6 million for the year ended December 31, 2017 and did not record any impairment charges for the year ended December 31, 2016.

Impairment testing for goodwill is performed annually in our fourth fiscal quarter. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available. The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary. We performed qualitative impairment evaluations on our goodwill as of December 31, 2017 and 2016 and determined that there were no indications that goodwill was impaired.

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

During the first quarter of 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this update eliminate the requirement to perform step two of the goodwill impairment test, which requires a hypothetical purchase price allocation when an impairment is determined to have occurred. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted for any interim or annual impairment tests performed after January 1, 2017. Fusion will adopt this standard on January 1, 2018. The adoption of this standard update will not have a significant impact on Company’s financial statements.

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

The Company will adopt the new standard and related updates effective January 1, 2018, using the modified retrospective method of adoption. The Company estimates that, based on available information, both the impact of the adjustment to opening retained earnings and the ongoing impact from the deferral of acquisition costs and activation and installation revenues will not be material to the Company’s financial statements.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	2017		2016
	$	%	$	%
Revenues	$150,530,557	100.0	$124,654,270	100.0
Cost of revenues *	83,033,401	55.2	70,667,382	56.7
Gross profit	67,497,156	44.8	53,986,888	43.3
Depreciation and amortization	14,521,046	9.6	13,096,587	10.5
Asset impairment charge	641,260	0.4	-	-
Selling, general and administrative expenses	57,724,202	38.3	48,524,923	38.9
Total operating expenses	72,886,508	48.4	61,621,510	49.4
Operating loss	(5,389,352)	(3.6)	(7,634,622)	(6.1)
Other (expenses) income:
Interest expense	(8,648,600)	(5.7)	(6,742,143)	(5.4)
(Loss) gain on change in fair value of derivative liability	(909,272)	(0.6)	265,383	0.2
Loss on disposal of property and equipment	(311,707)	(0.2)	(129,119)	(0.1)
Gain on change in fair value of contingent liability	1,011,606	0.7	-	-
Loss on extinguishment of debt	-	-	(214,294)	(0.2)
Other income, net	209,235	0.1	128,987	0.1
Total other expenses	(8,648,738)	(5.7)	(6,691,186)	(5.4)
Loss before income taxes	(14,038,090)	(9.3)	(14,325,808)	(11.5)
(Provision)/benefit for income taxes	(61,511)	(0.0)	1,609,485	1.3
Net loss	$(14,099,601)	(9.4)	$(12,716,323)	(10.2)

* Exclusive of depreciation and amortization, shown separately.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Revenues

Consolidated revenues were $150.5 million for the year ended December 31, 2017, as compared to $124.7 million for the year ended December 31, 2016, an increase of $25.8 million, or 20.8%. Revenues for the Business Services segment increased by $28.2 million to $117.3 million for the year ended December 31, 2017, as compared to $89.2 million for the year ended December 31, 2016. This increase is primarily attributable to revenue derived from new customers obtained from our acquisition of Apptix in November 2016 and to customer bases acquired in November 2016 and March 2017.

Carrier Services revenue of $33.2 million for the year ended December 31, 2017 reflects a decrease of $2.3 million, or 6.5%, as compared to the year ended December 31, 2016, due to a reduction in the number of minutes transmitted over ours and FGS’ network in 2017.

Cost of Revenues and Gross Margin

Consolidated cost of revenues was $83.0 million for the year ended December 31, 2017, as compared to $70.7 million for the year ended December 31, 2016. This increase is mainly due to additional costs arising from our acquisition of Apptix and, to a lesser extent, the acquired customer bases.

Consolidated gross margin was 44.8% for the year ended December 31, 2017, as compared to 43.3% for the year ended December 31, 2016, due to a higher concentration of Business Services revenue, which generates a higher margin than Carrier Services revenue, within our consolidated results in 2017. The Business Services gross margin decreased from 58.6% in 2016 to 56.5% 2017, due to lower margins associated with revenues from the acquired customer bases. The Carrier Services gross margin was 3.6 % for the year ended December 31, 2017, as compared to 4.8% in the prior year, mainly due to an increase in the blended cost per minute of traffic terminated.

Depreciation and Amortization

Depreciation and amortization expense was $14.5 million for the year ended December 31, 2017, as compared to $13.1 million for the year ended December 31, 2016, mainly due to increased amortization expense related to the intangible assets acquired in the Apptix acquisition, partially offset by lower depreciation expense resulting from property and equipment that became fully depreciated during the year, and depreciation expense of $0.9 million recognized in 2016 to write off some of our capitalized internal development costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) was $57.7 million for the year ended December 31, 2017, as compared to $48.5 million for the year ended December 31, 2016. This increase is mainly the result of additional salaries and other employee related costs of approximately $2.7 million attributable to the Apptix acquisition. In addition, we incurred higher sales commissions of $2.5 million as a result of the 20.8% increase in Business Services revenue, and a $1.5 million increase in cloud computing software licenses related to customers acquired in the Apptix transaction. Prior to the Apptix acquisition, this expense was less significant.

Asset Impairment Charge

During the year ended December 31, 2017, we recognized an impairment charge of $0.6 million in connection with the write-down of some our intangible assets related to the TFB acquisition in 2016.

Operating Loss

Our operating loss was $5.4 million for the year ending December 31, 2017, as compared to $7.6 million for the year ended December 31, 2016. The decrease is primarily due to the increase in gross profit of $13.5 million resulting from the increase in Business Services revenue, largely offset by the increase in SG&A of $9.5 million and the increase in depreciation and amortization expense of $1.4 million.

Interest Expense

Interest expense was $8.6 million for the year ended December 31, 2017, as compared to $6.7 million for the year ended December 31, 2016. The increase was mainly attributable to an increase of $25 million in our senior debt in November of 2016 that was incurred under a new credit facility entered into in connection with our acquisition of Apptix. Interest expense was also impacted in 2017 by rising interest rates.

Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2017, we recognized a loss on the change in fair value of derivative liabilities of $0.9 million, as compared to a gain of $0.3 million for the year ended December 31, 2016. These gains and losses are related to warrants we issued to purchasers of our Series B-2 Preferred in 2013 and 2014, the terms of which require them to be treated as liabilities and not as equity instruments. The changes in their fair value are required to be recorded through the statement of operations at each accounting period. These warrants are valued using an option pricing model and other valuation models, such that increases in Fusion’s common stock price result in a higher valuation of the derivative and a charge to our income statement, and decreases in Fusion’s common stock price result in a lower valuation and a gain being recorded in our income statement.

We expect that we will be subject to additional fluctuations in our income statement in 2018 based on changes in Fusion’s common stock price and the corresponding changes in fair value of our derivative liabilities associated with our Series B-2 Preferred warrants. These warrants expire in December of 2018 and January of 2019.

Other Income and Expenses

At December 31, 2017, the Company determined that all of the intangible assets related to TFB were fully impaired, and that the Company would not be required to pay any royalties under the terms of the purchase agreement. As a result the Company derecognized the royalty liability of $1 million. We also incurred a loss on disposal of property and equipment of $0.3 million.

During the year ended December 31, 2016, we recognized a loss on the extinguishment of debt in the amount of $0.2 million when we refinanced our senior secured credit facility in November 2016 (see “Liquidity and Capital Resources”). We also incurred a loss on disposal of property and equipment of $0.1 million.

Income Taxes

For the year ended December 31, 2016, the Company recorded deferred tax liabilities of $1.7 million as a result of intangible assets subject to amortization acquired in business acquisitions that are not amortizable for income tax purposes. As a result of these business combinations, the recording of the deferred tax liabilities resulted in a release of the valuation allowance against the Company’s deferred tax assets of $1.7 for the year ended December 31, 2016, with a corresponding income tax benefit. The tax benefit will be realized as the Company amortizes the intangible assets over their estimated useful lives.

Net Loss

Our net loss for the year ended December 31, 2017 was $14.1 million, as compared to $12.7 million for the year ended December 31, 2016. The increase in net loss was largely due to an income tax benefit recorded in 2016 of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant net losses. At December 31, 2017, we had a working capital deficit of $15.4 million, as compared to $6.6 million at December 31, 2016, and we had a stockholders’ deficit of $1.2 million at December 31, 2017, as compared to stockholders’ equity of $9.2 million at December 31, 2016. Our consolidated cash balance at December 31, 2017 was $2.5 million, as compared to $7.2 million at December 31, 2016.

During 2017 and 2016, we relied primarily on the sale of Fusion’s equity securities and the cash generated from our Business Services segment to fund operations, and we issued additional debt securities to fund our acquisitions and growth strategy. On February 5, 2018, we completed a public offering of 12,397,500 shares of our common stock for gross proceeds of $41.4 million. The net proceeds, after underwriting discounts and commissions but before estimated offering expenses payable by us, were $38.7 million. We intend to use the net proceeds from this offering for working capital and other general corporate purposes. On November 16, 2016, we sold 2,213,700 shares of our common stock and received net proceeds, after offering expenses, of $2.3 million. While we believe we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There can be no assurances that such funds will be available to the Company as and when needed or on terms acceptable to us, or at all.

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

The holders of the Series B-2 Preferred are entitled to receive quarterly dividends at an annual rate of 6%. These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion’s common stock. For the year ended December 31, 2017, the Board declared dividends of $0.5 million on the Series B-2 Preferred, which, as permitted by the terms of the Series B-2 Preferred, was paid in the form of 256,706 shares of Fusion common stock. No dividends were declared or paid on the Series B-2 Preferred for the quarter ended December 31, 2017. In connection with the Merger, all shares of Series B-2 Preferred and all outstanding shares of Series A Preferred will either be converted into shares of Fusion common stock or forfeited in accordance with their terms.

On November 14, 2016, contemporaneously with an acquisition, we entered into the East West Credit Agreement with East West Bank, as administrative agent and the lenders identified therein (collectively, the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended us a (i) $65.0 million term loan and (ii) $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire the $40 million that was outstanding under a previously existing credit facility, and to fund the cash portion of the purchase price of the Apptix acquisition in the amount of $23.1 million.

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

From January 1, 2017 through January 1, 2018, we were required to repay the term loan in equal monthly payments of $270,833. Since January 2, 2018, those monthly payments increased to $541,667 and will remain at that amount through the November 12, 2021 maturity date of the term loan, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the East West Credit Facility. During the year ended December 31, 2017, we paid down $1.5 million of the $3.0 million that was outstanding under the revolving credit facility, and at December 31, 2017, $61.8 million was outstanding under the term loan and $1.5 million was outstanding under the revolving credit facility.

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

●
We granted the East West Lenders security interests in all of our assets, as well as our 60% membership interest in FGS and the capital stock of our Fusion NBS Acquisition Corp. subsidiary (“FNAC”) and each of its subsidiaries.

●
Fusion and its subsidiaries other than FNAC and FGS (and future subsidiaries of both) guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

On November 14, 2016, FNAC, Fusion and Fusion’s subsidiaries other than FNAC entered into the Fifth Amended and Restated Securities Purchase Agreement (the “Praesidian Facility”) with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (collectively, the “Praesidian Lenders”). The Praesidian Facility amends and restates a prior facility, pursuant to which FNAC previously sold its Series A, Series B, Series C, Series D, Series E and Series F senior notes in an aggregate principal amount of $33.6 million (the “SPA Notes”). The proceeds from the SPA Notes were used to finance previous acquisitions within our Business Services segment. These notes require payments of monthly interest in the amount of $0.3 million and the entire principal amount of the notes are due on May 12, 2022. The current interest rate is 10.8% per annum.

The Praesidian Facility contains financial covenants that are substantially similar to those contained in the East West Credit Agreement. At December 31, 2017, we were in compliance with all of the financial covenants under the East West Credit Agreement and the Praesidian Facility.

On February 13, 2018, the Company announced that it had engaged Goldman Sachs, Morgan Stanley and MUFG as joint lead arrangers and joint bookrunners to arrange senior secured credit facilities to be entered into in connection with Merger. These facilities are expected to consist of $570 million senior secured term loans and a revolving credit facility. These facilities will be used to retire amounts outstanding under the East West Credit Agreement and the Praesidian Facility as well as all existing senior debt at Birch.

The Merger is currently expected to be completed by mid-April 2018. Should the Merger not be completed, however, we believe we have sufficient cash to service our debt and fund our operations for the next twelve months. We may be required to raise additional capital to support our business plan and there can be no assurances that such funds will be available to the Company as and when needed or on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2017	2016
Net cash provided by operating activities	$5,321,096	$326,287
Net cash used in investing activities	(4,568,443)	(27,598,005)
Net cash (used in)/provided in financing activities	(5,444,175)	26,815,115
Net decrease in cash and cash equivalents	(4,691,522)	(456,603)
Cash and cash equivalents, including restricted cash, beginning of year	7,249,063	7,705,666
Cash and cash equivalents, including restricted cash, end of year	$2,557,541	$7,249,063

Cash provided by operating activities was $5.3 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. The following table illustrates the primary components of our cash flows from operations:

	Year ended December 31,
	2017	2016
Net loss	$(14,099,601)	$(12,716,323)
Non-cash expenses, gains and losses	18,871,033	13,164,671
Changes in accounts receivable	(3,331,828)	578,134
Changes in accounts payable and accrued expenses	5,350,183	(1,254,445)
Other	(1,468,691)	554,250
Cash provided by operating activities	$5,321,096	$326,287

Cash used in investing activities was $4.6 million for the year ended December 31, 2017, as compared to $27.6 million for the year ended December 31, 2016. Our capital expenditures were $4.3 million in 2017, as compared to $4.8 million in 2016. For the year ended December 31, 2016, we paid $23.3 million in cash for acquisitions, primarily for Apptix, net of cash acquired.

Cash used in financing activities was $5.4 million for the year ended December 31, 2017, and cash provided by financing activities was $26.8 million for the year ended December 31, 2016. During the year ended December 31, 2017, we made total payments under our senior secured credit facility in the amount of $4.8 million, made payments under capital lease obligations of $1.1 million and payments for obligations under asset purchase agreements of $0.6 million, partially offset by proceeds we received from the exercise of warrants in the amount of $1.0 million. During 2016, we received $66.7 million of proceeds, net of transaction costs, upon our entering into the East West Credit Agreement, retired a $40.0 million credit facility, received $2.3 million from the sale of Fusion common stock and made payments on equipment financing obligations of $1.0 million.

OTHER MATTERS

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other commercially narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements required by this Item are included after Item 16 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15D-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017. Based on that evaluation, our principal executive officer and principal accounting officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The members of the Company’s Board of Directors (the “Board”) and the Company’s executive officers, together with their respective ages and certain biographical information are set forth below, along with, in the case of Directors, a description of the qualifications that led the Board to conclude that the individual should serve as a Director. As discussed elsewhere in this report, in the event the Merger is consummated, significant changes to the Company’s executive officers and Directors are anticipated:

Name	Age	Position
Marvin S. Rosen	77	Chairman of the Board
Philip D. Turits	84	Secretary, Treasurer and Director
Matthew D. Rosen	46	Chief Executive Officer and Director
Jack Rosen	71	Director
William Rubin	65	Director
Paul C. O'Brien	78	Director
Michael J. Del Giudice	75	Director
Larry Blum	75	Director
Gordon Hutchins, Jr.	68	President and Chief Operating Officer
Michael R. Bauer	45	Chief Financial Officer
Jonathan Kaufman	58	Chief Strategy Officer
James P. Prenetta, Jr.	55	Executive Vice President and General Counsel
Jan Sarro	63	Executive Vice President – Marketing and Business Development
Russell P. Markman	67	President, Business Services
Lisa Taranto	50	Vice President, Finance and Principal Accounting Officer

Board of Directors and Executive Officers

Marvin S. Rosen, Chairman of the Board

Marvin Rosen co-founded the Company in 1997. He has served as the Chairman of the Board since November 2004, Vice Chairman of the Board from December 1998 to November 2004 and has been a member of the Board since March 1998. He served as our Chief Executive Officer from April 2000 to March 2006. In January 2014, he rejoined the international law firm of Greenberg Traurig LLP as a shareholder specializing in corporate securities matters. He previously was a shareholder of that firm and also acted as Of Counsel for a number of years. Mr. Rosen was Finance Chairman for the Democratic National Committee from September 1995 to January 1997. Currently, he serves on the Board of Directors of the Robert F. Kennedy Center for Justice and Human Rights and the Howard Gilman Foundation. Mr. Rosen served on the Board of Directors of Terremark Worldwide, Inc. from 2000 until its sale to Verizon in 2011. The Board believes that Mr. Rosen’s background as the co-founder and former Chief Executive Officer of the Company, a securities attorney and as a former director of a another public company provides him with the industry, financial, legal, and leadership experience to advise the Board on strategic and tactical matters. Mr. Rosen’s son, Matthew Rosen, is our Chief Executive Officer, and serves on our Board of Directors.

Philip D. Turits, Secretary, Treasurer, and Director

Mr. Turits co-founded the Company in 1997 and has served as a Director since September 1997, as Secretary since October 1997, as Treasurer since March 1998 and as Vice Chairman of the Board from March 1998 to December 1998. From September 1991 to February 1996, Mr. Turits served as Treasurer and Chief Operating Officer for Larry Stuart, Ltd., a consumer products company, and prior to 1991 he served as President and Chief Executive Officer of Continental Chemical Company. The Board believes that Mr. Turits’ background as the co-founder and Secretary/Treasurer of the Company and an experienced corporate executive provides him with the operational, financial and leadership experience necessary to provide valuable guidance to management, particularly in the financial aspects of our business.

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

Jack Rosen, Director

Mr. Rosen has served as a Director since July 2012. Mr. Rosen is the founder and has been the Chief Executive of Rosen Partners LLC, a residential and commercial real estate development firm, for more than the past five years. He is also the current Chairman of the American Council for World Jewry, Inc. and the current President of the American Jewish Congress. In addition, Mr. Rosen oversees a wide array of healthcare, cosmetic and telecommunications business ventures throughout the U.S., Europe and Asia. Mr. Rosen currently serves on the Advisory Board of Altimo, an investment company in Russia, Turkey and the Commonwealth of Independent States, operating in the field of mobile and fixed-line communications. Mr. Rosen is currently a member of the Council on Foreign Relations, an independent, nonpartisan membership organization, think tank, and publisher. The Board believes that Mr. Rosen’s background as a leader in many international organizations and as a corporate director in the telecommunications industry provides him with the leadership experience necessary to provide valuable direction and guidance to executive management and the Board.

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

Paul C. O’Brien, Director

Mr. O’Brien has served as a Director since August 1998. Since January 1995, he has served as the President of the O’Brien Group, Inc., a consulting and investment firm. From February 1988 to December 1994, he was the President and Chairman of New England Telephone (a subsidiary of NYNEX), now Verizon, a telecommunications company. Mr. O'Brien also serves on the Board of Directors of Astrobotics and The Computer Merchant and is the Chairman of the Board of Jumpstart Micro Inc. The Board believes that Mr. O’Brien’s background as President of a consulting and investment firm, former Chairman of a major telecommunications company and a corporate director provides him with the industry, operational, financial, and leadership experience necessary to effectively guide the Board on all aspects of the Company’s business.

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

Larry Blum, Director

Mr. Blum has served as a Director since February 2012. He has been a Senior Advisor for Marcum LLP (formerly known as Marcum Rachlin), independent registered public accountants, since 2011. For more than 18 years, Mr. Blum served as the Managing Partner of Rachlin LLP, directing the firm’s growth to its position as Florida’s largest independent accounting and business advisory firm up until its merger with Marcum LLP in 2009. Mr. Blum has also served as a litigation advisor and is a member of the Florida Bar. The Board believes that Mr. Blum’s background as a former managing partner of a public accounting firm and his expertise in the areas of strategic planning, mergers and acquisitions and domestic and international taxation provides him with the financial and leadership experience to be a valuable advisor to executive management and the Board.

Gordon Hutchins, Jr., President and Chief Operating Officer

Mr. Hutchins has served as our President and Chief Operating Officer since March 2008. Mr. Hutchins served as our Executive Vice President from December 2005 to March 2008 and as Acting Chief Financial Officer from January 2010 to April 2016. Prior to joining us, Mr. Hutchins served as President and Chief Executive Officer of SwissFone, Inc., a telecommunications carrier. Prior to joining SwissFone, Mr. Hutchins served as President and Chief Executive Officer of STAR Telecommunications, Inc., an international telecommunications carrier. Mr. Hutchins has also served as President and Chief Executive Officer of GH Associates, Inc., a management-consulting firm that he founded.During his early career, Mr. Hutchins served as President and Chief Executive Officer of LDX NET, Inc., a fiber optic network company, and held positions with MCI, McDonnell Douglas Corporation and AT&T.

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

Russell P. Markman, President Business Services

Mr. Markman has served as our President Business Services since January 2015. Prior to assuming that role, Mr. Markman served as Executive Vice President, Business Services from October 2012 to January 2015. Prior to our acquisition of Network Billing Systems in October 2012, Mr. Markman served as President of that company from January 2009 to October 2012. Prior to becoming President of Network Billing Systems, Mr. Markman served as Vice President, Operations from October 2003 to October 2012. Prior to joining Network Billing Systems, Mr. Markman established the alternate channel distribution program for commercial sales at RCN Corporation, where he served as Director of Commercial Sales.

James P. Prenetta, Jr., Executive Vice President and General Counsel

Mr. Prenetta has served as our Executive Vice President and General Counsel since June 2017 and previously served in that role from May 2014 through January 2015. From January 2015 to June 2017, Mr. Prenetta acted as Corporate Counsel to Fusion. From September 2009 to January 2017, Mr. Prenetta served as General Counsel and Corporate Secretary for Hibernia NGS Limited and its various subsidiaries. Prior to joining Hibernia Networks, Mr. Prenetta served as Senior Vice President, General Counsel and Corporate Secretary for One Communications Corporation and its predecessor CTC Communications Corp. from January 2004 to September 2009. From 2003 to 2009, Mr. Prenetta also served as special counsel to Columbia Ventures Corporation, an investment firm.

Jan Sarro, Executive Vice President – Marketing and Business Development

Ms. Sarro has served as our Executive Vice President of Marketing and Business Development since November 2012. Prior to assuming that role, Ms. Sarro served as our Executive Vice President – Corporate Services from March 2008 to October 2012, as our Executive Vice President, Carrier Services from April 2005 to March 2008, and as our Vice President of Sales and Marketing from March 2002 to April 2005. Prior to joining the Company, Ms. Sarro served as President of the Americas for Viatel, Inc., a global, facilities-based communications carrier. Ms. Sarro has over 30 years of experience in the telecommunications industry. Ms. Sarro has also held senior executive marketing and sales management positions at Argo Communications, FTC Communications, TRT Communications and WorldCom.

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

Board of Directors

The Board oversees our business affairs and monitors the performance of senior management. In accordance with our corporate governance principles, the Board does not involve itself in the day-to-day operations of the Company. The Directors keep themselves informed through discussions with the Chief Executive Officer and our other executive officers of the Company, by reading the reports and other materials that we send them and by participating in Board and committee meetings. If any Director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of Directors, the Board may fill any vacancy by a vote of a majority of the Directors then in office. A Director elected to fill a vacancy serves for the unexpired term of his or her predecessor. Except as otherwise provided by Delaware law, any director or the entire board may be removed, with or without cause, by a majority of the shares then entitled to vote at an election of directors.

Our By-laws provide that the Board shall consist of not less than one Director and that a Director’s term extends from the date of his or her election until our next annual meeting of stockholders. Through Board action, the number of directors of the Company has been set at no less than seven and no more than 17. The Board currently consists of eight members.

During 2017, 14 meetings of the Board were held all of which were telephonic. All incumbent directors, other than Jack Rosen and William Rubin attended at least 75% of the total meetings of the Board; and all directors attended at least 75% of the total meetings of the Committees on which they served.

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

Compensation Committee

The primary functions of the Compensation Committee are to;

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

During 2017, the members of our Compensation Committee were Michael J. Del Giudice – Chairman, Paul C. O'Brien and Larry Blum, each of whom was a non-employee member of our Board. During 2017, the Compensation Committee held six meetings. The Board has determined that each of these Directors is independent within the meaning of Nasdaq Rule 5605(a)(2). The charter of the Compensation Committee is posted on our website (www.fusionconnect.com), and a copy of that charter can be obtained by contacting our Corporate Secretary at:

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

During 2017, the members of our Audit Committee were Paul C. O'Brien – Chairman, Michael Del Giudice and Larry Blum, each of whom was a non-employee member of our Board. Our Board has determined that Michael Del Giudice is our Audit Committee Financial Expert within the meaning of SEC Rules. Our Board has also determined that each of the Directors serving on our Audit Committee is independent within the meaning of Nasdaq Rule 5605(a)(2). The Audit Committee charter is posted on our website (www.fusionconnect.com), and a copy of the charter can also be obtained by contacting our Corporate Secretary. The information on our website is neither incorporated by reference nor otherwise made a part of this report. The Audit Committee held four meetings in 2017.

Strategic and Investment Banking Committee

The members of our Strategic Committee are Marvin S. Rosen – Chairman, Michael Del Giudice and Philip D. Turits. Our Strategic Committee evaluates and recommends investment strategies with investment banks and brokerage houses and assists in the evaluation of potential mergers and acquisitions candidates. The Strategic Committee does not currently have a written charter. The Strategic Committee acts at the direction of the Board. The Strategic Committee held no meeting in 2017.

Board Role in Risk Oversight

The Board has overall responsibility for risk oversight, with a particular focus on those areas of risk that might have the most significant impact on the Company. These risk oversight responsibilities are primarily discharged through the Audit Committee and the Compensation Committee. The roles of these committees in risk evaluation are as follows:

Audit Committee. The Audit Committee oversees the risk management policies and practices related to the financial reporting process and to our published financial statements. In addition, the Audit Committee from time to time reviews those risk management policies and practices with executive management and our auditors, to insure full compliance and the minimization of finance-related risks.

Compensation Committee. The Compensation Committee oversees the risk management policies and practices related to compensation and compensation-related risks, as well as possible risks related to succession planning. This oversight responsibility specifically includes working with executive management in relation to employee compensation policies, practices and programs.

Fusion’s executive officers direct the day-to-day implementation and monitoring of the management policies and practices established by the Board and its committees. As part of its periodic meetings with executive management, the Board reviews the Company’s risk management policies and practices.

Audit Committee Report

With respect to the year ended December 31, 2017, in addition to its other work, the Audit Committee:

●
reviewed and discussed with management and EisnerAmper, LLP (“EA”), our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2017 and the year then ended;
●
discussed with EisnerAmper, LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended, with respect to its review of the findings of Eisner Amper LLP during its examination of our financial statements; and
●
received from EisnerAmper, LLP written affirmation of its independence as required by the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” In addition, the Audit Committee discussed with EisnerAmper, LLP its independence and determined that the provision of non-audit services was compatible with maintaining auditor independence.

Based on the review and discussion summarized above, the Audit Committee recommended that the Board include the audited consolidated financial statements in the 2017 Annual Report on Form 10-K for filing with the SEC.

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

The Board recommends that communications with the Board be initiated in writing and addressed as follows:

                                                        Fusion Telecommunications International, Inc.
Attention: Corporate Secretary- Shareholder Communications
420 Lexington Avenue, Suite 1718 New York, New York 10170

This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific Director recipient should be noted in the communication. The Board has instructed our Corporate Secretary to forward such correspondence only to the intended recipient; however, the Board has also instructed our Corporate Secretary, prior to forwarding any correspondence, to review such correspondence and, in his or her discretion, not to forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board's consideration. In such cases, some of that correspondence may be forwarded elsewhere within the Company for review and possible response.

Code of Ethics

Since 2004, we have had a Corporate Code of Ethics, the current version of which applies to all members of our Board, the Chief Executive Officer, any other principal executive officer, the Chief Financial Officer and Corporate Controller. To receive a copy of our Code of Ethics, a stockholder may write to Fusion Telecommunications International, Inc., Attention: Corporate Secretary, 420 Lexington Avenue, Suite 1718, New York, New York 10170 or may contact our Corporate Secretary’s office at (212) 201-2407. A copy of our Code of Ethics has been incorporated by reference as an exhibit to this report and is also posted on our website (www.fusionconnect.com). Disclosure of amendments to, or waivers of, provisions of the Code of Ethics will be publicly disclosed in accordance with applicable rules and regulations and will be made available upon request in the manner indicated above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires that every person who is directly or indirectly the beneficial owner of more than 10% of any class of any equity security (other than an exempted security) which is registered pursuant to Section 12, or who is a director or an officer of the issuer of such security, file the ownership reports required by Section 16 of the Exchange Act.

Based solely upon the Company’s review of Forms 3 and 4 and amendments thereto furnished to us during or with respect to our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and any written representation from a reporting person (as defined in Item 405 of Regulation S-K) that no Form 5 is required, during the Company’s most recent fiscal year the following Section 16 officers and directors and beneficial owners of more than 10% of any class of our equity securities failed to timely file one form each: Mr. Turits failed to timely file one Form 4 reporting two transactions and Apptix ASA failed to file one Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our Named Executive Officers.

		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position (1)	Year	($)	(2)($)	(3) ($)	(4) ($)	(5) ($)	($)
Matthew D. Rosen	2017	$425,000	$212,500	$-	$1,703,930	$1,917	$2,343,847
Chief Executive Officer	2016	$425,000	$350,000	$-	$259,230	$2,102	$1,036,332

Gordon Hutchins, Jr.,	2017	$275,000	$-	$-	$-	$424	$275,424
President & Chief Operating Officer	2016	$275,000	$60,000	$-	$72,584	$456	$408,040

Michael R. Bauer,	2017	$250,000	$-	$-	$-	$517	$250,717
Chief Financial Officer	2016	$179,006	$41,000	$99,550	$57,031	$468	$377,055

(1)
Included in these columns are amounts earned, though not necessarily paid to the Named Executive Officer, during the corresponding fiscal year. Named Executive Officers consists of: (i) our Principal Executive Officer regardless of compensation level, and (ii) our two most highly compensated executive officers (other than our Principal Executive Officer), who were serving as such on December 31, 2017 and whose total 2017 compensation exceeded $100,000.
(2)
In the first quarter of 2018, in connection with the completion of the public offering of our common stock in January 2018, Mr. Rosen, Mr. Hutchins and Mr. Bauer received a bonus payment in the amount of $187,500, $60,000 and $40,000, respectively.
(3)
Reflects 55,000 shares of the Company's common stock that vest ratably over a period of three years that Mr. Bauer received in connection with his appointment as Chief Financial Officer.
(4)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2017 and 2016, for restricted stock and option awards. The value attributable to restricted share and option awards is computed based on aggregate grant date fair value in accordance with Financial Accounting Standards Board ASC Topic 718, and the assumptions made in the valuations of the restricted shares and option awards are included in Note 2 (Summary of Significant Accounting Policies – Stock Based Compensation) of the notes to our consolidated financial statements for the year ended December 31, 2017 included elsewhere in this report. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(5)
Represents life insurance premiums paid by us.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On November 5, 2015, we executed an employment agreement with Matthew D. Rosen, our Chief Executive Officer. The term of Mr. Rosen's employment agreement with the Company will expire on October 31, 2018. The Company and Mr. Rosen intend to negotiate and enter into a new employment agreement to take effect upon expiration of such existing contract, or sooner. Mr. Rosen’s employment agreement provides (i) for an annual base salary of not less than $425,000 (subject to annual review for cost of living increases, performance and market conditions), (ii) for an annual bonus equal to at least 50% of base salary if the Company achieves positive adjusted EBITDA, and (iii) that in the event his employment is terminated (a) by the Company without “cause” (as defined in his employment agreement), or (b) by Mr. Rosen for “good reason” (as defined in his employment agreement), including as a result of a resignation by Mr. Rosen for any reason within six months following a change in control of the Company (as defined in his agreement), he will receive unpaid base salary accrued through the effective date of the termination plus any pro-rata bonus that would be payable had he completed a full year of employment and a lump sum payment (within 30 days of the effective date of said transaction) equal to 200% of his base salary then in effect and 200% of his highest annual bonus for the three years preceding his termination.  In addition, upon any such termination of employment, all stock options held by Mr. Rosen would vest in full. Mr. Rosen’s employment agreement also provides that the Company will cooperate in good faith to afford Mr. Rosen the right to exercise his stock options in full immediately prior to a change in control.

Mr. Rosen’s employment agreement also includes a one year non-disclosure, employee non-solicitation and non-compete provisions.

In the event of a sale of the Company or substantially all of the assets of the Company and its subsidiaries for cash or securities or a combination thereof, Mr. Rosen is entitled to a one-time bonus equal to the following: (i) if the Company’s stockholders receive aggregate consideration of up to $149,999,999, Mr. Rosen is entitled to receive a special bonus equal to 2.5% of such consideration paid/distributed to the Fusion stockholders; (ii) 3.5% of such consideration if such consideration is between $150 million and $249,999,999; (iii) 4.5% if such consideration is between $250 million and $349,999,999; and (iv) 5% if such consideration exceeds $350 million. The Compensation Committee, with advice of counsel, has determined that the proposed merger between the Company and Birch does not trigger the payment of the one-time bonus contemplated by this provision of Mr. Rosen's employment agreement. That fact notwithstanding, and considering that the structure of the Birch transaction was not contemplated by the terms of Mr. Rosen’s employment agreement, the Compensation Committee has determined that a special one-time transaction bonus is warranted and, subject to closing of the Merger, intends to pay him a special one-time bonus.

Mr. Rosen’s employment agreement also provides that the Board will, within 90 days following execution of the employment agreement, develop a plan that enables Mr. Rosen to obtain a 5% equity stake in the Company within three years from the date of his employment agreement. On November 13, 2017, the Board granted and Mr. Rosen agreed to accept options to purchase 822,298 shares of our common stock in satisfaction of this obligation, two thirds of these options vested on the date of grant and the remaining one-third vested on February 3, 2018. The exercise price of these options, which is $2.51, was set at the closing price of our common stock on November 10, 2017 (the last trading day before the grant was approved by the Board).

In 2016, the Company declared a special bonus to Mr. Rosen in the amount of $535,500 for bonus amounts due but not paid by the Company for periods prior to 2014.

Gordon Hutchins Jr. serves as our President and Chief Operating Officer.  Mr. Hutchins does not have a written employment agreement with the Company.  Effective January 1, 2015, Mr. Hutchins’ annual salary was increased to $275,000.   Mr. Hutchins is entitled to receive a bonus of up to 25% of his annual salary if the Company achieves designated corporate performance metrics.

Michael R. Bauer serves as our Chief Financial Officer. Mr. Bauer does not currently have a formal employment agreement with the Company. However, his offer letter provides that his annual salary is $250,000 and he is entitled to receive a bonus of up to 25% of his annual salary if the Company achieves designated corporate performance metrics. In connection with his appointment as Chief Financial Officer, in 2016 Mr. Bauer received a grant of 55,000 generally restricted shares of our common stock, which shares vest ratably over a three year period and which shares (along with stock options granted to Mr. Bauer) vest in the event of a change in control of the Company (as defined in his offer letter). In the event Mr. Bauer’s employment is terminated (i) within six months following a change in control, except for “Cause” (as defined in his offer letter), or (ii) by the Company “Without Cause” (as defined in his offer letter), or (iii) due to a resignation by Mr. Bauer for “Good Reason” (as defined in his offer letter) then the Company is obligated to pay him severance in an amount equal to salary and the cost of health benefit continuation for a period of six months (in a lump sum or installments, at the election of the Company).

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

2017 Director Compensation

Our Directors do not receive cash compensation for their services on the Board or Committees. However, they are reimbursed for out-of-pocket expenses incurred in attending Board and Committee meetings.  In addition, until 2017, we annually granted Directors stock options for their services, the amount of which was determined by the Compensation Committee. Due to the pending Merger with Birch, no options were granted to the Directors in 2017.  The following table provides information relating to compensation paid to the Directors for the 2017 fiscal year.

Name	Fees Earned Or Paid In Cash (S)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($) (1)
Marvin S. Rosen	$-	$-	$-	$-	$-	$-	$-
Michael J. Del Giudice	$-	$-	$-	$-	$-	$-	$-
Jack Rosen	$-	$-	$-	$-	$-	$-	$-
Paul C. O'Brien	$-	$-	$-	$-	$-	$-	$-
Philip D. Turits	$-	$-	$-	$-	$-	$-	$-
William Rubin	$-	$-	$-	$-	$-	$-	$-
Larry Blum	$-	$-	$-	$-	$-	$-	$-

(1)	The table does not include amounts reimbursed for expenses incurred in attending Board and Committee meetings.

2016 Equity Incentive Plan

On October 28, 2016, our stockholders approved the 2016 Fusion Telecommunications International, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), which was previously adopted by the Board on August 22, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock grants, stock units, performance shares, performance share units and performance cash (collectively “awards”). The 2016 Plan also permits the grant of awards that are intended to qualify for the “performance-based compensation” exception to the $1.0 million limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended.   The 2016 Plan supersedes and replaces the 2009 Plan (as defined below), which plan remains in effect solely with respect to outstanding awards that have not been exercised, forfeited, canceled, expired or otherwise terminated. The 2016 Plan provides a long-term, equity-based incentive designed to assist our retention of key personnel, align the interests of our Directors, executive officers and employees with those of our stockholders and focus participants on the achievement of long-term business objectives that will increase share value.

The total number of shares of common stock reserved under the 2016 Plan is an amount equal to 10% of our shares outstanding from time-to-time on a fully-diluted basis, plus shares from any award granted under the 2009 Plan that terminates, expires or lapses in any way following the effective date of the 2016 Plan. In addition, the 101,749 shares not granted under the 2009 Plan are also available for grant under the 2016 Plan. Subject to the express provisions of the 2016 Plan, if any award granted under the 2016 Plan terminates, expires, or lapses for any reason, or is paid in cash, any stock subject to or surrendered will again be stock available for the grant of an award under the 2016 Plan. The exercise of a stock-settled SAR, or broker-assisted “cashless” exercise of an option (or a portion thereof) will reduce the number of shares of our common stock available for issuance pursuant to the 2016 Plan by the entire number of shares of our common stock subject to that SAR or option (or applicable portion thereof), even though a smaller number of shares of our common stock will be issued upon such an exercise. Also, shares of our common stock tendered to pay the exercise price of an option or tendered or withheld to satisfy a tax withholding obligation arising in connection with an award will not become available for use under the 2016 Plan.

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

The 2016 Plan is administered by the Compensation Committee.  The Compensation Committee determines, from time to-time, those of our executive officers, Directors and employees to whom awards will be granted, the amount of the awards granted to each individual, the vesting schedule of the awards and all other terms and conditions of the award. As of March 9, 2018, the Company had granted options to purchase 1,920,348 shares of Fusion common stock under the 2016 Plan. No other forms of awards have been granted.

2009 and 1998 Stock Option Plans

On December 17, 2009, the stockholders approved and ratified our 2009 Stock Option Plan (the “2009 Plan”), which was previously adopted by the Board in March 2009.  This plan replaced our 1998 Stock Option Plan, the term of which expired as to new option grants.

The number of shares reserved for issuance under the 2009 Plan was 1,260,000.   The 2009 Plan is administered by the Compensation Committee.  As of March 9, 2018, there were outstanding options to purchase 1,082,449 shares of common stock under the 2009 Plan. Options to purchase 15,130 shares of common stock also remain outstanding under the now expired 1998 Stock Option Plan, with such options expiring at various dates through 2020.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each Named Executive Officer as of December 31, 2017.  The table gives effect to the 1:50 reverse split completed by us in May 2014.

		OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise prices ($)	Grant Date	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or Payout Value of unearned shares, units or other rights that have not vested (#)
Matthew D. Rosen
	7,000	-	-	$15.50	3/26/2008	3/26/2018	-	-	-	-
	7,000	-	-	$5.50	3/26/2009	3/26/2019	-	-	-	-
	8,750	-	-	$6.00	4/14/2010	4/14/2020	-	-	-	-
	8,750	-	-	$4.50	10/19/2011	10/19/2021	-	-	-	-
	10,000		-	$5.50	10/17/2012	10/17/2022	-	-	-	-
	71,236	-	-	$4.25	7/29/2013	7/29/2023	-	-	-	-
	28,986	-	-	$3.52	10/17/2014	10/17/2024	-	-	-	-
	51,014	-	-	$3.45	10/17/2014	10/17/2024	-	-	-	-
	100,000	-	-	$2.07	10/7/2015	10/6/2025	-	-	-	-
	85,000	165,000	-	$1.26	11/5/2016	11/11/2026	-	-	-	-
	550,940	271,358	-	$2.51	11/09/2017	11/9/2017	-	-	-	-
Total	928,676	436,358	-				-	-	-	-
Gordon Hutchins, Jr.
	4,000	-	-	$15.50	3/26/2008	3/26/2018	-	-	-	-
	4,000	-	-	$5.50	3/26/2009	3/26/2019	-	-	-	-
	5,000	-	-	$6.00	4/14/2010	4/14/2020	-	-	-	-
	6,500	-	-	$4.50	10/20/2011	10/19/2021	-	-	-	-
	6,500		-	$5.50	10/17/2012	10/17/2022	-	-	-	-
	20,342	-	-	$4.25	7/29/2013	7/29/2023	-	-	-	-
	25,000	-	-	$3.52	10/17/2014	10/17/2024	-	-	-	-
	35,000	-	-	$2.07	10/7/2015	10/6/2025	-	-	-	-
	23,800	46,200	-	$1.26	11/5/2016	11/11/2026
Total	130,142	46,200	-				-	-	-	-

Michael R. Bauer	18,700	36,300	-	$1.26	11/11/2016	11/11/2026	36,300	$65,703(1)	-	-
Total	18,700	36,300	-				36,300	$65,703(1)	-	-

(1)
The value attributed to the restricted shares issued to Mr. Bauer is computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. All options vest ratably over three years from their grant date subject to acceleration in certain circumstances.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of each class of our voting securities as of March 9, 2018 by:

●	each person who beneficially owns more than 5% of our voting securities;
●	each of our Directors and named executive officers (as defined in Item 402(a)(3) of Regulation S-K) individually; and
●	all executive officers and Directors as a group.

The Company’s voting securities consist of our common stock and our Series B-2 Preferred, which generally vote as a single class on all matters.  Each share of our common stock is entitled to one vote per share.  Each share of our Series B-2 Preferred is entitled to 200 votes (which represents the number of shares of our common stock into which each share of our Series B-2 Preferred is convertible. As of March 9, 2018, the total number of voting securities issued and outstanding (“Voting Shares”) was 37,423,127 consisting of (a) 35,579,756 Voting Shares evidenced by 35,579,756 shares of our common stock, and (b) 1,834,200 Voting Shares evidenced by 9,171 shares of Series B-2 Preferred. In the event the Merger with Birch is consummated, it is anticipated that all outstanding preferred stock will be retired on or prior to the effective date of the Merger.

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

We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by such owner, but not those held by any other person, and which are exercisable within 60 days of March 9, 2018, have been exercised or converted.

		Number of Voting Shares Beneficially Owned	Percentage of Voting Shares

William Rubin	(1)	204,334	*
Matthew D. Rosen	(2)	1,319,327	5.6%
Marvin S. Rosen	(3)	2,013,072	9%
Larry Blum	(4)	64,391	*
Michael J. Del Giudice	(5)	74,079	*
Jack Rosen	(6)	126,038	*
Gordon Hutchins, Jr.	(7)	124,838	*
Paul C. O’Brien	(8)	118,432	*
Philip D. Turits	(9)	146,401	*
Michael R. Bauer	(10)	36,666	*
All Directors and Executive Officers as a Group (15 persons)		4,841,637	13.4%

*Less than 1% of outstanding shares.
________________________

(1)
Includes (i) 11,150 shares of Fusion common stock issuable upon the exercise of options, (ii) 200 shares of Series B-2 Preferred convertible into 40,000 shares of Fusion common stock; and (iii) 20,132 shares of Fusion common stock issuable upon the exercise of Fusion common stock purchase warrants.

(2)
Includes 1,167,134 shares of Fusion common stock issuable upon the exercise of options, (ii) 14,695 shares of Fusion common stock issuable upon the exercise of Fusion common stock purchase warrants; (iii) 76 shares of Series B-2 Preferred convertible into 15,200 shares of Fusion common stock; and (iv) 50 shares of Series A-1 Preferred and 5 shares of Series A-2 Preferred convertible into a total of 823 shares of Fusion common stock.

(3)
Includes (i) 230,158 shares of Fusion common stock issuable upon the exercise of Fusion common stock purchase warrants, (ii) 11,500 shares of Fusion common stock issuable upon the exercise of options, (iii) 722 shares of Series B-2 Preferred convertible into 144,400 shares of Fusion common stock; (iv) 1,610 shares of Fusion common stock held by a Delaware Trust Custodian IRA of Mr. Rosen; and (v) 50 shares of Series A-1 Preferred and 25 shares of Series A-2 Preferred convertible into a total of 1,375 shares of Fusion common stock.

(4)
Includes (i) 42,185 shares of Fusion common stock held by trusts for which his wife serves as trustee, (ii) 4,456 shares of Fusion common stock issuable upon the exercise of Fusion common stock purchase warrants held by trusts for which his wife serves as trustee, (iii) 11,150 shares of Fusion common stock issuable upon the exercise of options; and (iv) 33 shares of Series B-2 Preferred convertible into 6,600 shares of Fusion common stock held by trusts for which his wife serves as trustee.

(5)
Includes (i) 11,500 shares of Fusion common stock issuable upon the exercise of options, (ii) 320 shares of Fusion common stock issuable upon the exercise of Fusion common stock purchase warrants, (iii) 11,381 shares of Fusion common stock held in the name of Catskill Investor Group, LLC, (iv) 5 shares of Series B-2 Preferred convertible into 1,000 shares of Fusion common stock, and (v) 200 shares of Series A-1 Preferred and 75 shares of Series A-2 Preferred owned by Catskill Investor Group, LLC, that are convertible into a total of 4,811 shares of Fusion common stock.

(6)
Includes (i) 9,600 shares of Fusion Common Stock issuable upon the exercise of Fusion common stock purchase warrants held in the name of Rosen-Kaiyuan, LLC, of which Jack Rosen is the managing member, (ii) 53,868 shares of Fusion common stock held by Rosen Partners, LLC and 12,095 shares of Fusion common stock held by Rosen-Kaiyuan, LLC, (iii) 11,150 shares of Fusion Common Stock issuable upon the exercise of options,  (iv) 150 shares of Series B-2 Preferred convertible into 30,000 shares of Fusion common stock held in the name of Rosen-Kaiyuan, LLC, and (v) 200 shares of Series A-1 Preferred and 50 shares of Series A-2 Preferred convertible into a total of 4,121 shares of Fusion common stock.

(7)	Includes (i) 118,592 shares of Fusion common stock issuable upon the exercise of options, and (ii) 25 shares of Series A-2 Preferred convertible into a total of 690 shares of Fusion common stock.

(8)
Includes (i) 11,500 shares of Fusion common stock issuable upon the exercise of options, (ii) 3,200 shares of Fusion common stock issuable upon the exercise of Fusion common stock purchase warrants, (iii) 50 shares of Series B-2 Preferred convertible into 10,000 shares of Fusion common stock, and (iv) 100 shares of Series A-1 Preferred convertible into 1,371 shares of Fusion common stock.

(9)
Includes (i) 29 shares of Fusion common stock held by his wife, (ii) 320 shares of Fusion common stock issuable upon the exercise of Fusion Common Stock purchase warrants, (iii) 54,834 shares of Fusion common stock issuable upon the exercise of options, (iv) 5 shares of Series B-2 Preferred convertible into 1,000 shares of Fusion common stock, (v) 25 shares of Series A-1 Preferred and 30 shares of Series A-2 Preferred convertible into a total of 1,171 shares of Fusion common stock.

(10)	Reflects the vested portion of restricted stock.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity Compensation Plans Approved by Stockholders	3,017,927	$2.38	504,910

Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	3,017,927	2.38	504,910

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Engagement for Tax Services

Since March 6, 2014, the Company has engaged Marcum LLP to prepare the Company’s tax returns and to provide related tax advisory services.  The Company paid this firm approximately $205,000 and $135,000 for the years ended December 31, 2017 and 2016, respectively.  Larry Blum is a Senior Advisor to and a former partner of Marcum.

Director Independence

We apply the standards of Nasdaq Rule 5605(a)(2) for determining the independence of the members of our Board and Committees. Based upon our application of those standards, the Board has determined that the following members of the Board are independent:

Larry Blum
Jack Rosen
William Rubin
Paul C. O'Brien
Michael J. Del Giudice

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed to the Company by the Company’s independent registered public accounting firm, EA, for each of the years ended December 31, 2017 and 2016 are as follows:

Audit and Audit-Related Fees

The fees billed for professional services rendered by EA for the years ended December 31, 2017 and 2016 were approximately $0.2 million.  The fees billed for professional services included fees associated with the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements and consent for the Company’s registration statement.

Tax Related Fees

There were no fees billed for tax-related services by EA during the year ended December 31, 2017 and 2016.

All Other Fees

Fees for other services that were not included in the categories above billed by EA during the years ended December 31, 2017 and 2016 were approximately $149,000 and $90,000, respectively. These fees were primarily for audit and due diligence services related to business acquisition transactions undertaken by the Company.

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

Prior to engagement of the independent accounting firm for the audit of the Company’s 2018 consolidated financial statements, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of the three categories of services.

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

 In 2017, all audit and permissible non-audit services provided by the independent accountants were preapproved by the Audit Committee.

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
3.1.6
Certificate of Elimination of Series A Convertible Redeemable Preferred Stock, Series B Convertible Redeemable Preferred Stock, Series C Convertible Redeemable Preferred Stock, Series A-3 Cumulative Convertible Preferred Stock and Series B-1 Cumulative Convertible Preferred Stock (24)

3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan (15)
10.1.2	2016 Equity Incentive Plan (14)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (12)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (28)
10.5.2	Seventh Amendment, dated August 2015, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (25)
10.5.3	Eight Amendment, dated July 8, 2016, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (25)
10.6	Form of Promissory Note and Security Agreement (2)
10.7	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.8	Form of Warrant (3)
10.9	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (4)
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

10.12	Reserved
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

10.20	Lease Agreement dated June 30, 2017, between LMR USA LLC and Network Billing Systems LLC for the 695 US Route 46 West, Fairfield, NJ office (21)
10.21	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (5)
10.22	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III (5)
10.23	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.24	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.25	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (5)
10.26	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (5)
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

10.48	Stock Purchase and Sale Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., Mitch Marks, Ron Kohn and Robert Marks (13)
10.49	Credit Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., and East West Bank and the Other Lenders from time to time party hereto (26)

10.49.1
Waiver dated January 26, 2018 to Credit Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, East West Bank, as Administrative Agent, Swingline Lender, an Issuing Bank and a Lender and each other Lender from time  to time party to the Credit Agreement. (22)

10.49.2
Consent dated January 8, 2018 to Credit Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, East West Bank, as Administrative Agent, Swingline Lender, an Issuing Bank and a Lender and each other Lender from  time to time party to the Credit Agreement. (22)

10.49.3
Consent dated February 23, 2018 to Credit Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, East West Bank, as Administrative Agent, Swingline Lender, an Issuing Bank and a Lender and each other Lender from  time to time party to the Credit Agreement. (1)

10.50
Subordination Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., Praesidian Capital Opportunity Fund III, LP, and East West Bank (26)

10.51	Intercreditor and Subordination Agreement dated as of November 14, 2016 by and among Marvin Rosen, the registrant and East West Bank (26)
10.52	Pledge and Security Agreement dated as of November 14, 2016 by and among each of the Grantors Party thereto and East West Bank (26)
10.53
Guaranty dated as of November 14, 2016 from the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC  and Apptix, Inc. to East West Bank (26)

10.54
Intellectual Property Security Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., and East West Bank (26)

10.55
Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, by and among Fusion NBS Acquisition Corp., as borrower, the registrant, Network Billing Systems, L.L.C., Fusion BVX, LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Fidelity Access Networks, Inc., Apptix, Inc., Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital  Opportunity Fund III-A, LP and United Insurance Company of America (26)

10.55.1
Consent dated January 8, 2018 to Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian  Capital Opportunity Fund III-A, LP, and United Insurance Company of America. (26)

10.55.2
Consent dated February 15, 2018 to Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian  Capital Opportunity Fund III-A, LP, and United Insurance Company of America. (1)

10.56	Stock Purchase and Sale Agreement dated November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant and Apptix ASA (26)
10.57	Common Stock Purchase Agreement dated November 14, 2016 by and among the registrant and the Purchasers (25)
10.58	Office Lease, as amended between Chagrin-Green, LLC and Fidelity Access Networks, LLC (25)
10.59	First Amendment to Lease Agreement dated as of August 2015 by and between Piedmont Center, 1-4 LLC and the registrant (25)
10.60	Agreement and Plan of Merger, dated as of August 26, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC, and Birch Communications Holdings, Inc. (20)
10.61
First Amendment to Agreement and Plan of Merger, dated as of September 15, 2017, by and among Fusion Telecommunications  International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.(21)

10.62
Second Amendment to Agreement and Plan of Merger, dated as of September 29, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc. (21)

10.63
Amended and Restated Third Amendment to Agreement and Plan of Merger, dated as of October 27, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.(21)

10.64
Fourth Amendment to Agreement and Plan of Merger, dated as of January 24, 2018, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc. (22)

10.65
Fifth Amendment to Agreement and Plan of Merger, dated as of January 25, 2018, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc. (22)

10.66
Sixth Amendment to Agreement and Plan of Merger, dated as of March 12, 2018, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc. (27)

14	Code of Ethics of registrant (27)
21.1	List of Subsidiaries (1)
23.1	Consent of EisnerAmper LLP (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document(1) ***
101.SCH	XBRL Taxonomy Extension Schema Document (1) ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1) ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1) ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1) ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1) ***

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1) Filed herewith.
(2) Filed as an Exhibit to the Company’s Annual Report on Form 10K filed on April 13, 2011 and incorporated herein by reference.
(3) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on December 15, 2006 and incorporated herein by reference.
(4) Filed as an Exhibit to the Company’s Annual Report on Form 10K filed on March 30, 2012 and incorporated herein by reference.
(5) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on November 2, 2012 and incorporated herein by reference.
(6) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on September 4, 2013 and incorporated herein by reference.
(7) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on November 21, 2013 and incorporated herein by reference.
(8) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on December 19, 2013 and incorporated herein by reference.
(9) Filed as an Exhibit to the Company’s Current Report on Form 8K/A filed on January 7, 2014 and incorporated herein by reference.
(10) Filed as an Exhibit to the Company’s Quarterly Report on Form 10Q filed on August 14, 2013 and incorporated herein by reference.
(11) Filed as an Exhibit to the Company’s Current Report on Form 8K dated November 3, 2014 and incorporated herein by reference.
(12) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on November 10, 2015 and incorporated herein by reference.
(13) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on December 14, 2015 and incorporated herein by reference.
(14) Filed as an Exhibit to the Company’s Quartelry Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference.
(15) Filed as an Exhibit to the Company’s Annual Report Form 10K filed on March 28, 2016 and incorporated herein by reference.
(16) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on December 15, 2006 as amended by Exhibit 3.1(i) to the Company's Current Report on Form 8K filed on April 2, 2014 and incorporated herein by reference.
(17) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on May 10, 2007 as amended by Exhibit 3.1(j) to the Company's Current Report on Form 8K filed on April 2, 2014 and incorporated herein by reference.
(18) Identical to the Certificate of Rights and Preferences for the Series A2 Preferred Stock filed as an exhibit to the Registrant’s Current Report on Form 8K on May 10, 2007 as amended by Exhibit 3.1(k) to the Company's Current Report on Form 8K filed on April 2, 2014 and incorporated herein by reference.
(19) Filed as an Exhibit to the Company’s Current Report on Form 8K/A filed on January 7, 2014 and incorporated herein by reference.
(20) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on August 30, 2017 and incorporated herein by reference.
(21) Filed as an Exhibit to the Company’s Quarterly Report on Form 10Q filed on November 13, 2017 and incorporated herein by reference.
(22) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on January 29, 2018 and incorporated herein by reference.
(23) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on March 12, 2018 and incorporated herein by reference.
(24) Filed as an Exhibit to the Company’s Registration Statement no. 333222127 and incorporated herein by reference.
(25) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 21, 2017 and incorporated herein by reference.
(26) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on November 18, 2016 and incorporated herein by reference.
(27) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006 and incorporated herein by reference.
(28) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY.

Not Required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.

Date: March 22, 2018	By:	/s/ MATTHEW D. ROSEN
Matthew D. Rosen
Chief Executive Officer and Principal Executive Officer

Date: March 22, 2018	By:	/s/ MICHAEL R. BAUER
Michael R. Bauer
Chief Financial Officer, Principal Financial Officer
Date: March 22, 2018	By:	/s/ LISA TARANTO
Lisa Taranto
Principal Accounting Officer

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARVIN S. ROSEN	Chairman of the Board
Marvin S. Rosen		March 22, 2018

/s/ PHILIP D. TURITS	Director
Philip D. Turits		March 22, 2018

/s/ MATTHEW D. ROSEN	Chief Executive Officer and Director
Matthew D. Rosen		March 22, 2018

/s/ JACK ROSEN	Director
Jack Rosen		March 22, 2018

/s/ WILLIAM RUBIN	Director
William Rubin		March 22, 2018

/s/ LARRY BLUM	Director
Larry Blum		March 22, 2018

/s/ PAUL C. O’BRIEN	Director
Paul C. O'Brien		March 22, 2018

/s/ MICHAEL J. DEL GIUDICE	Director
Michael J. Del Giudice		March 22, 2018

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (*)
3.1.1	Certificate of Amendment to Certificate of Incorporation (14)
3.1.2	Certificate of Designation of the Rights and Preferences of the Series A-1 Preferred Stock, as amended (16)
3.1.3	Certificate of Designation of the Rights and Preferences of the Series A-2 Preferred Stock, as amended (17)
3.1.4	Certificate of Designation of the Rights and Preferences of the Series A-4 Preferred Stock, as amended (18)
3.1.5	Certificate of Designations of Preferences, Rights and Limitations of Series B-2 Senior Cumulative Convertible Preferred Stock (19)
3.1.6
Certificate of Elimination of Series A Convertible Redeemable Preferred Stock, Series B Convertible Redeemable Preferred Stock, Series C Convertible Redeemable Preferred Stock, Series A-3 Cumulative Convertible Preferred Stock and Series B-1 Cumulative Convertible Preferred Stock (24)

3.2	Bylaws (*)
10.1	1998 Stock Option Plan (*)
10.1.1	2009 Stock Option Plan (15)
10.1.2	2016 Equity Incentive Plan (14)
10.2	Employment Agreement, dated as of November 5, 2015, between registrant and Matthew D. Rosen (12)
10.3	Form of Warrant to Purchase Common Stock (*)
10.4	Lease Agreement between registrant and SLG Graybar Sublease, LLC for Suite 1718 at 420 Lexington Avenue, New York, NY office (*)
10.4.1	Lease Modification Agreement dated November 19, 2014, between registrant and SLG Graybar Sublease, LLC for the 420 Lexington Avenue, New York, NY office (13)
10.5	Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc. for the Fort Lauderdale, Florida office, as amended (*)
10.5.1	Sixth Amendment dated July 23, 2014, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (28)
10.5.2	Seventh Amendment, dated August 2015, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (25)
10.5.3	Eight Amendment, dated July 8, 2016, to Lease Agreement between registrant and Fort Lauderdale Crown Center, Inc., for the Fort Lauderdale, Florida office (25)
10.6	Form of Promissory Note and Security Agreement (2)
10.7	Non-Competition Agreement between registrant and Marvin Rosen (*)
10.8	Form of Warrant (3)
10.9	Membership Interest Purchase and Sale Agreement dated January 30th, 2012 between the registrant, Network Billing Systems, LLC, Jonathan Kaufman, and Christiana Trust as trustee of the LK Trust (4)
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

10.12	Reserved
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

10.20	Lease Agreement dated June 30, 2017, between LMR USA LLC and Network Billing Systems LLC for the 695 US Route 46 West, Fairfield, NJ office (21)
10.21	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III (5)
10.22	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III (5)
10.23	Series A Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.24	Series B Promissory Note dated October 29, 2012 payable to Praesidian Fund III-A (5)
10.25	Praesidian Fund III Common Stock Purchase Warrant dated October 29, 2012 (5)
10.26	Praesidian Fund III-A Common Stock Purchase Warrant dated October 29, 2012 (5)
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

10.48	Stock Purchase and Sale Agreement, dated as of December 8, 2015, by and among Fusion NBS Acquisition Corp., Mitch Marks, Ron Kohn and Robert Marks (13)
10.49	Credit Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., and East West Bank and the Other Lenders from time to time party hereto (26)

10.49.1
Waiver dated January 26, 2018 to Credit Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, East West Bank, as Administrative Agent, Swingline Lender, an Issuing Bank and a Lender and each other Lender from time  to time party to the Credit Agreement. (22)

10.49.2
Consent dated January 8, 2018 to Credit Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, East West Bank, as Administrative Agent, Swingline Lender, an Issuing Bank and a Lender and each other Lender from  time to time party to the Credit Agreement. (22)

10.49.3
Consent dated February 23, 2018 to Credit Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, East West Bank, as Administrative Agent, Swingline Lender, an Issuing Bank and a Lender and each other Lender from  time to time party to the Credit Agreement. (1)

10.50
Subordination Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., Praesidian Capital Opportunity Fund III, LP, and East West Bank (26)

10.51	Intercreditor and Subordination Agreement dated as of November 14, 2016 by and among Marvin Rosen, the registrant and East West Bank (26)
10.52	Pledge and Security Agreement dated as of November 14, 2016 by and among each of the Grantors Party thereto and East West Bank (26)
10.53
Guaranty dated as of November 14, 2016 from the registrant, Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC  and Apptix, Inc. to East West Bank (26)

10.54
Intellectual Property Security Agreement dated as of November 14, 2016 by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, LLC, PingTone Communications, Inc., Fusion BVX LLC, Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Connect, LLC, Fidelity Voice Services, LLC, Apptix, Inc., and East West Bank (26)

10.55
Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, by and among Fusion NBS Acquisition Corp., as borrower, the registrant, Network Billing Systems, L.L.C., Fusion BVX, LLC, PingTone Communications, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Fidelity Access Networks, Inc., Apptix, Inc., Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital  Opportunity Fund III-A, LP and United Insurance Company of America (26)

10.55.1
Consent dated January 8, 2018 to Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian  Capital Opportunity Fund III-A, LP, and United Insurance Company of America. (26)

10.55.2	Consent dated February 15, 2018 to Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, as amended, by and among Fusion NBS Acquisition Corp., Fusion Telecommunications International, Inc., Network Billing Systems, L.L.C., Fusion BVX LLC, Pingtone Communications, Inc., Fidelity Telecom, LLC, Fidelity Access Networks, Inc., Fidelity Access Networks, LLC, Fidelity Connect LLC, Fidelity Voice Services, LLC, Apptix, Inc., Fusion BCHI Acquisition LLC, Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and United Insurance Company of America. (1)

10.56	Stock Purchase and Sale Agreement dated November 14, 2016 by and among Fusion NBS Acquisition Corp., the registrant and Apptix ASA (26)
10.57	Common Stock Purchase Agreement dated November 14, 2016 by and among the registrant and the Purchasers (25)
10.58	Office Lease, as amended between Chagrin-Green, LLC and Fidelity Access Networks, LLC (25)
10.59	First Amendment to Lease Agreement dated as of August 2015 by and between Piedmont Center, 1-4 LLC and the registrant (25)
10.60	Agreement and Plan of Merger, dated as of August 26, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC, and Birch Communications Holdings, Inc. (20)
10.61
First Amendment to Agreement and Plan of Merger, dated as of September 15, 2017, by and among Fusion Telecommunications  International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.(21)

10.62
Second Amendment to Agreement and Plan of Merger, dated as of September 29, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc. (21)

10.63
Amended and Restated Third Amendment to Agreement and Plan of Merger, dated as of October 27, 2017, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc.(21)

10.64
Fourth Amendment to Agreement and Plan of Merger, dated as of January 24, 2018, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc. (22)

10.65
Fifth Amendment to Agreement and Plan of Merger, dated as of January 25, 2018, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc. (22)

10.66
Sixth Amendment to Agreement and Plan of Merger, dated as of March 12, 2018, by and among Fusion Telecommunications International, Inc., Fusion BCHI Acquisition LLC and Birch Communications Holdings, Inc. (27)

14	Code of Ethics of registrant (27)
21.1	List of Subsidiaries (1)
23.1	Consent of EisnerAmper LLP (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Section 1350 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document(1) ***
101.SCH	XBRL Taxonomy Extension Schema Document (1) ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1) ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1) ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1) ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1) ***

*	Originally filed with the Company’s Registration Statement no. 33-120412 and incorporated herein by reference.

**	Originally filed with the Company’s Registration Statement no. 33-120206 and incorporated herein by reference.

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

(1) Filed herewith.
(2) Filed as an Exhibit to the Company’s Annual Report on Form 10K filed on April 13, 2011 and incorporated herein by reference.
(3) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on December 15, 2006 and incorporated herein by reference.
(4) Filed as an Exhibit to the Company’s Annual Report on Form 10K filed on March 30, 2012 and incorporated herein by reference.
(5) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on November 2, 2012 and incorporated herein by reference.
(6) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on September 4, 2013 and incorporated herein by reference.
(7) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on November 21, 2013 and incorporated herein by reference.
(8) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on December 19, 2013 and incorporated herein by reference.
(9) Filed as an Exhibit to the Company’s Current Report on Form 8K/A filed on January 7, 2014 and incorporated herein by reference.
(10) Filed as an Exhibit to the Company’s Quarterly Report on Form 10Q filed on August 14, 2013 and incorporated herein by reference.
(11) Filed as an Exhibit to the Company’s Current Report on Form 8K dated November 3, 2014 and incorporated herein by reference.
(12) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on November 10, 2015 and incorporated herein by reference.
(13) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on December 14, 2015 and incorporated herein by reference.
(14) Filed as an Exhibit to the Company’s Quartelry Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference.
(15) Filed as an Exhibit to the Company’s Annual Report Form 10K filed on March 28, 2016 and incorporated herein by reference.
(16) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on December 15, 2006 as amended by Exhibit 3.1(i) to the Company's Current Report on Form 8K filed on April 2, 2014 and incorporated herein by reference.
(17) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on May 10, 2007 as amended by Exhibit 3.1(j) to the Company's Current Report on Form 8K filed on April 2, 2014 and incorporated herein by reference.
(18) Identical to the Certificate of Rights and Preferences for the Series A2 Preferred Stock filed as an exhibit to the Registrant’s Current Report on Form 8K on May 10, 2007 as amended by Exhibit 3.1(k) to the Company's Current Report on Form 8K filed on April 2, 2014 and incorporated herein by reference.
(19) Filed as an Exhibit to the Company’s Current Report on Form 8K/A filed on January 7, 2014 and incorporated herein by reference.
(20) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on August 30, 2017 and incorporated herein by reference.
(21) Filed as an Exhibit to the Company’s Quarterly Report on Form 10Q filed on November 13, 2017 and incorporated herein by reference.
(22) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on January 29, 2018 and incorporated herein by reference.
(23) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on March 12, 2018 and incorporated herein by reference.
(24) Filed as an Exhibit to the Company’s Registration Statement no. 333222127 and incorporated herein by reference.
(25) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 21, 2017 and incorporated herein by reference.
(26) Filed as an Exhibit to the Company’s Current Report on Form 8K filed on November 18, 2016 and incorporated herein by reference.
(27) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006 and incorporated herein by reference.
(28) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on March 30, 2015 and incorporated herein by reference.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fusion Telecommunications International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fusion Telecommunications International, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 25, the Company has entered into an Agreement and Plan of Merger with Birch Communication Holdings, Inc., and the terms of the Merger Agreement are such that the merger, if consummated, will result in a change of control.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP
New York, New York
March 22, 2018

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,530,388	$7,221,910
Accounts receivable, net of allowance for doubtful accounts of
approximately $700,000 and $427,000, respectively	12,963,068	9,359,876
Prepaid expenses and other current assets	2,091,244	1,084,209
Total current assets	17,584,700	17,665,995
Property and equipment, net	12,856,534	14,248,915
Security deposits	615,585	630,373
Restricted cash	27,153	27,153
Goodwill	34,773,629	35,689,215
Intangible assets, net	56,156,023	63,617,471
Other assets	43,937	77,117
TOTAL ASSETS	$122,057,561	$131,956,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Term loan - current portion	$6,500,000	$2,979,167
Obligations under asset purchase agreements - current portion	227,760	546,488
Equipment financing obligations	1,206,773	1,002,578
Accounts payable and accrued expenses	25,089,046	19,722,838
Total current liabilities	33,023,579	24,251,071
Long-term liabilities:
Notes payable - non-related parties, net of discount	31,953,163	31,431,602
Notes payable - related parties	928,081	875,750
Term loan	54,222,668	60,731,204
Indebtedness under revolving credit facility	1,500,000	3,000,000
Obligations under asset purchase agreements	222,240	890,811
Equipment financing obligations	590,601	1,237,083
Derivative liabilities	872,900	348,650
Total liabilities	123,313,232	122,766,171
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
14,216 and 17,299 shares issued and outstanding	142	174
Common stock, $0.01 par value, 90,000,000 shares authorized,
22,471,133 and 20,642,028 shares issued and outstanding	224,712	206,422
Capital in excess of par value	195,865,425	192,233,032
Accumulated deficit	(197,264,083)	(183,249,560)
Total Fusion Telecommunications International, Inc. stockholders' (deficit) equity	(1,173,804)	9,190,068
Noncontrolling interest	(81,867)	-
Total stockholders' (deficit) equity	(1,255,671)	9,190,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$122,057,561	$131,956,239

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Revenues	$150,530,557	$124,654,270
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	83,033,401	70,667,382
Gross profit	67,497,156	53,986,888
Depreciation and amortization	14,521,046	13,096,587
Selling, general and administrative expenses	57,724,202	48,524,923
Asset impairment charge	641,260	-
Total operating expenses	72,886,508	61,621,510
Operating loss	(5,389,352)	(7,634,622)
Other (expenses) income:
Interest expense	(8,648,600)	(6,742,143)
(Loss) gain on change in fair value of derivative liabilities	(909,272)	265,383
Loss on disposal of property and equipment	(311,707)	(129,119)
Loss on extinguishment of debt	-	(214,294)
Gain on change in fair value of contingent liability	1,011,606	-
Other income, net	209,235	128,987
Total other expenses	(8,648,738)	(6,691,186)
Loss before income taxes	(14,038,090)	(14,325,808)
(Provision) benefit for income taxes	(61,511)	1,609,485
Net loss	(14,099,601)	(12,716,323)
Less: Net loss attributable to non-controlling interest	85,078	-
Net loss attributable to Fusion Telecommunications International, Inc.	(14,014,523)	(12,716,323)
Preferred stock dividends	(1,837,527)	(2,388,007)
Net loss attributable to common stockholders	(15,852,050)	(15,104,330)

Basic and diluted loss per common share:	$(0.72)	$(0.98)
Weighted average common shares outstanding:
Basic and diluted	21,969,601	15,406,184

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Fusion Telecommunications International, Inc. Equity (Deficit)	Non-controlling interest	Stockholders' Equity (Deficit)
	Shares	$	Shares	$
Balance at December 31, 2015	23,324	$234	12,788,971	$127,890	$184,859,082	$(170,533,237)	$14,453,969	$-	$14,453,969
Net loss						(12,716,323)	(12,716,323)	-	(12,716,323)
Conversion of preferred stock into common stock	(6,025)	(60)	1,205,000	12,050	(11,990)	-	-	-	-
Dividends on preferred stock	-	-	1,140,568	11,406	(11,406)	-	-	-	-
Proceeds from the sale of common stock	-	-	2,213,700	22,137	2,323,009	-	2,345,146	-	2,345,146
Conversion of related party note to common stock	-	-	217,391	2,174	247,826	-	250,000	-	250,000
Adjustment for prior issuances and conversions of warrants	-	-	-	-	338,972	-	338,972	-	338,972
Adjustment for fractional shares	-	-	685	8	(8)	-	-	-	-
Cancellation of common stock issued to PingTone Sellers	-	-	(51,380)	(514)	(179,830)	-	(180,344)	-	(180,344)
Stock-based compensation	-	-	-	-	853,458	-	853,458	-	853,458
Issuance of common stock - Apptix acquisition	-	-	2,997,926	29,979	3,597,511	-	3,627,490	-	3,627,490
Issuance of restricted stock	-	-	55,000	550	99,000	-	99,550	-	99,550
Issuance of common stock for services rendered	-	-	74,167	742	117,408	-	118,150	-	118,150
Balance at December 31, 2016	17,299	174	20,642,028	206,422	192,233,032	(183,249,560)	9,190,068	-	9,190,068
Conversion of preferred stock into common stock	(3,083)	(32)	1,011,955	10,119	(10,087)	-	-	-	-
Non-controlling interest (40%) in FGS	-	-	-	-	-	-	-	3,211	3,211
Dividends on preferred stock	-	-	256,706	2,567	(2,567)	-	-	-	-
Exercise of common stock purchase warrants	-	-	686,318	6,862	967,214	-	974,076	-	974,076
Issuance of common stock for services rendered	-	-	125,870	1,259	178,191	-	179,450	-	179,450
Reclassification of derivative liability	-	-	-	-	385,022	-	385,022	-	385,022
Forfeiture of common stock award by employee	-	-	(5,938)	(59)	(8,552)	-	(8,611)	-	(8,611)
Cancellation of common stock issued in 2016 acquisition	-	-	(300,000)	(3,000)	(360,000)	-	(363,000)	-	(363,000)
Cashless exercise of warrants	-	-	54,194	542	(542)	-	-	-	-
Net loss	-	-	-	-	-	(14,014,523)	(14,014,523)	(85,078)	(14,099,601)
Stock-based compensation	-	-	-	-	2,483,714	-	2,483,714	-	2,483,714
Balance at December 31, 2017	14,216	$142	22,471,133	$224,712	$195,865,425	$(197,264,083)	$(1,173,804)	$(81,867)	$(1,255,671)

The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,099,601)	$(12,716,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,521,047	13,096,587
Deferred taxes	-	(1,669,485)
Asset impairment charge	641,260	-
Gain on change in fair value of contingent liability	(1,011,606)	-
Loss on disposal of property and equipment	311,707	129,119
Stock-based compensation	2,483,714	878,343
Issuance of common stock for services rendered	179,450	118,150
Loss on extinguishment of debt	-	214,294
Amortization of debt discount and deferred financing fees	836,189	663,046
Loss (gain) on the change in fair value of derivative liability	909,272	(265,383)
Changes in operating assets and liabilities:
Accounts receivable	(3,331,828)	578,134
Prepaid expenses and other current assets	(1,501,871)	585,928
Other assets	33,180	(31,678)
Accounts payable and accrued expenses	5,350,183	(1,254,445)
Net cash provided by operating activities	5,321,096	326,287

Cash flows from investing activities:
Purchase of property and equipment	(4,345,358)	(4,766,214)
Proceeds from the sale of property and equipment	167,245	234,753
Contribution from noncontrolling interest	3,211	-
Payment for acquisitions, net of cash acquired	(558,329)	(23,273,892)
Refunds of purchase price from acquisitions	150,000	262,683
Return (payment) of security deposits	14,788	(55,335)
Net cash used in investing activities	(4,568,443)	(27,598,005)

Cash flows from financing activities:
Proceeds from the exercise of common stock purchase warrants	974,076	-
Proceeds from the sale of common stock, net of offering costs	-	2,345,146
Proceeds from term loan	-	65,000,000
Repayments of notes payable	-	(571,484)
Repayments of term loan	(3,250,000)	(25,000,000)
(Repayments) proceeds from revolving debt, net	(1,500,000)	(12,000,000)
Payment of financing fees	-	(1,323,250)
Payments for obligations under asset purchase agreements	(548,892)	(641,665)
Payments on equipment financing obligations	(1,119,359)	(993,632)
Net cash (used in) provided by financing activities	(5,444,175)	26,815,115
Net change in cash and cash equivalents	(4,691,522)	(456,603)
Cash and cash equivalents, including restricted cash, beginning of year	7,249,063	7,705,666
Cash and cash equivalents, including restricted cash, end of year	$2,557,541	$7,249,063
The accompanying notes are an integral part of these consolidated financial statements.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

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

Note 2.

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of Fusion and its wholly-owned and partially owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation.

Effective September 1, 2017, Fusion transferred 40% of its membership interests in Fusion Global Services LLC (“FGS”) to XcomIP, LLC (“XcomIP”), in exchange for which XcomIP contributed assets of its carrier business to FGS. In connection with this transaction, Fusion and XcomIP also executed a members agreement under which Fusion has agreed to provide up to $750,000 in working capital to FGS. The Company has determined that, based on the terms of the members agreement, it has a controlling financial interest in FGS under the guidance set forth in Accounting Standards Codification (“ASC”) 810, Consolidation, therefore the accounts of FGS are consolidated into Fusion’s consolidated financial statements as of and for the year ended December 31, 2017. Prior to the transfer of membership interests to XcomIP, Fusion transferred its Carrier Services business to FGS.

Effective January 1, 2017, the Company changed the manner in which it accounts for federal and state universal service fees and surcharges in its consolidated statement of operations. The Company now includes the amounts collected for these fees and surcharges in revenues, and reports the associated costs in cost of revenues, and this change has been applied retrospectively in the Company’s consolidated financial statements for all periods presented. As a result, both the Company’s revenues and cost of revenues for years ended December 31, 2017 and 2016 include $3.3 million and $2.6 million, respectively, of federal and state universal service fees and surcharges.

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

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year’s presentation. Specifically, approximately $76,000 due from the counterparty to the Company’s purchase of customer bases (see note 5) has been reclassified as a reduction to the liability due to the same counterparty. The reclassification had no impact on results of operations as previously reported.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. As of December 31, 2017 and 2016, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash

Restricted cash consists of certificates of deposit that serve to collateralize outstanding letters of credit. Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. At December 31, 2017 and 2016, the Company had certificates of deposit collateralizing a letter of credit aggregating approximately $27,000. The letter of credit is required as security for one of the Company’s non-cancelable operating leases for office facilities.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured. The Company records provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends. The provisions for revenue adjustments are recorded as a reduction of revenue when the revenue is recognized. Below is a summary of the changes in the provisions against revenue for the years ended December 31, 2017 and 2016:

	Balance at Beginning of Period	Additions to Reserve	Posted Credits and other Adjustments	Balance at End of Period
Year ended December 31, 2017	$389,257	2,118,418	(1,918,155)	$589,520

Year ended December 31, 2016	$223,045	2,582,163	(2,415,951)	$389,257

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
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

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

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2017 and 2016 (in thousands):

	Balance at Beginning of Period	Additions - Charged to Expense	Deductions - Write-offs, Payments and other Adjustments	Balance at End of Period
Year ended December 31, 2017	$427	1,135	(862)	$700

Year ended December 31, 2016	$309	388	(270)	$427

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

Goodwill

Goodwill is the excess of the acquisition cost of a business combination over the fair value of the identifiable net assets acquired. Goodwill at December 31, 2017 and 2016 was $34.8 million and $35.7 million, respectively. All of the Company’s goodwill is attributable to its Business Services segment.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

The following table presents the changes in the carrying amounts of goodwill during the years ended December 31, 2017 and 2016:

Balance at December 31, 2015	$27,060,297
Fidelity purchase price adjustment*	134,216
TFB acquisition*	993,637
Apptix acquisition	7,091,065
Customer base acquisition*	410,000
Balance at December 31, 2016	35,689,215
Increase in goodwill associated with a 2016 acquisition	7,414
Settlement of litigation with Apptix sellers (see note 16)	(513,000)
Adjustment to goodwill associated with acquisition of customer bases	(410,000)
Balance at December 31, 2017	$34,773,629

* - See note 5 for discussion of acquisitions

Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has determined that its reportable segments are its reporting units (see Note 23) since that is the lowest level at which discrete, reliable financial and cash flow information is available. Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value, which is the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets. If the implied fair value of goodwill is less than its carrying amount, an impairment is recognized.

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

The Company performed a quantitative impairment analysis on its goodwill as of December 31, 2017 and 2016 and determined that goodwill was not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company recorded an impairment charge related to its intangible assets in the amount of $0.6 million in the year ended December 31, 2017 and did not record any impairment charges for the year ended December 31, 2016.

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
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the associated lease. Maintenance and repairs are recorded as a period expense, while betterments and improvements are capitalized.

The Company capitalizes a portion of its payroll and related costs for the development of software for internal use and amortizes these costs over three years. During the years ended December 31, 2017 and 2016, the Company capitalized costs pertaining to the development of internally used software in the amount of $2.0 million and $1.2 million, respectively.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2017 and 2016, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short maturities.

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

Stock-Based Compensation

The Company recognizes expense for its employee stock-based compensation based on the fair value of the award at the date of grant. The fair values of stock options are estimated using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions. Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related stock-based compensation award. For transactions in which goods or services are the consideration received from non-employees in return for the issuance of equity instruments, the expense is recognized in the period when the goods and services are received at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is determined to be a more reliable measurement.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Advertising and Marketing

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services. Advertising and marketing expenses were $0.5 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2017 and 2016.

No interest expense or penalties have been recognized as of December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, the Company recognized no adjustments for uncertain tax positions.

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

During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate the requirement to perform step two of the goodwill impairment test, which requires a hypothetical purchase price allocation when an impairment is determined to have occurred. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted for any interim or annual impairment tests performed after January 1, 2017. Fusion will adopt this standard on January 1, 2018. The adoption of this standard update will not have a significant impact on Company’s financial statements.

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
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

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

The Company will adopt the new standard and related updates effective January 1, 2018, using the modified retrospective method of adoption. The Company estimates that, based on available information, both the impact of the adjustment to opening retained earnings and the ongoing impact from the deferral of acquisition costs and activation and installation revenues will not be material to the Company’s financial statements.

Note 3. Loss per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders by (ii) the weighted-average number of shares of common stock outstanding during the period, increased by the number of shares underlying such warrants with a nominal exercise price as if such exercise had occurred at the beginning of the year.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Numerator
Net loss attributable to Fusion Telecommunications International, Inc.	$(14,014,523)	$(12,716,323)
Undeclared dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(403,600)	(404,706)
Conversion price reduction on Series B-2 Preferred Stock (see note 16)	(623,574)	-
Series B-2 warrant exchange (see note 16)	(347,191)	-
Dividends declared on Series B-2 Convertible Preferred Stock	(463,162)	(1,983,301)
Net loss attributable to common stockholders	$(15,852,050)	$(15,104,330)

Denominator
Basic and diluted weighted average common shares outstanding	21,969,601	15,406,184

Loss per share
Basic and diluted	$(0.72)	$(0.98)

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

For the years ended December 31, 2017 and 2016, the following outstanding securities were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2017	2016
Warrants	2,000,988	2,902,862
Convertible preferred stock	2,045,979	2,628,389
Stock options	3,017,927	2,183,723
	7,064,894	7,714,974

The net loss per common share calculation includes a provision for preferred stock dividends on the Company’s outstanding Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-4 Preferred Stock (collectively, the “Series A Preferred Stock”) of $0.4 million for the years ended December 31, 2017 and 2016. As of December 31, 2017, Fusion’s Board of Directors had not declared any dividends on the Series A Preferred Stock, and the Company had accumulated $5.1 million of preferred stock dividends.

Fusion’s Board of Directors declared dividends in the aggregate of $1.4 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively, related to the Company’s Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”), which, as permitted by the terms of the Series B-2 Preferred Stock, was paid in the form of 256,706 and 1,140,568 shares of Fusion’s common stock for the years ended December 31, 2017 and 2016, respectively. No dividends were declared or paid on the Series B-2 Preferred Stock for the quarter ended December 31, 2017. The dividends paid in 2016 include an additional $1.2 million in dividends paid in the form of 666,667 shares of Fusion’s common stock to a holder of 5,000 shares of Series B-2 Preferred Stock in connection with the holder’s agreement to convert all of its Series B-2 Preferred Stock holdings into shares of Fusion’s common stock.

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

The following table summarizes the stock option activity under the Company’s stock plans for the years ended December 31, 2017 and 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2015	1,158,251	$4.96	8.43 years
Granted	1,135,650	1.31
Exercised	-	-
Forfeited	(89,826)	2.51
Expired	(20,352)	69.46
Outstanding at December 31, 2016	2,183,723	2.56	8.56 years
Granted	949,298	2.37
Exercised	-	-
Forfeited	(85,802)	1.65
Expired	(29,292)	17.32
Outstanding at December 31, 2017	3,017,927	2.38	8.26 years
Exercisable at December 31, 2017	1,860,667	2.81	7.82 years

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

The Company recognized compensation expense of $2.5 million and $0.9 million related to stock options for the years ended December 31, 2017 and 2016, respectively. These amounts are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

The following range of assumptions were used to determine the fair value of the stock options granted under the Company’s stock-based compensation plan using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	92.40%	92.40%
Average Risk-free interest rate (%)	2.00-2.43	1.21-2.23
Expected life of stock option term (years)	8.00	6.86-8.00

The following table summarizes additional information regarding outstanding and exercisable options under the stock option plans at December 31, 2017:

Stock Options Outstanding					Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Price	Aggregate intrinsic Value
$1.14 - $1.72	1,116,100	8.74	$1.29		346,148	8.57	$1.27
$1.74 - $2.67	1,268,898	9.10	2.34		918,715	8.96	2.33
$2.72 - $4.24	327,395	6.82	3.48		291,989	6.74	3.48
$4.25 - $7.00	290,364	4.77	4.83		288,645	4.76	4.83
$7.50 - $15.50	15,170	0.24	15.40		15,170	0.24	15.44
	3,017,927	8.26	2.38	$4,620,526	1,860,667	7.82	2.81	$2,243,741

The weighted-average estimated fair value of stock options granted was $1.96 and $1.08 during the years ended December 31, 2017 and 2016, respectively. No stock options were exercised during the years ended December 31, 2017 and 2016. As of December 31, 2017, there was approximately $1.2 million of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted-average period of 1.52 years.

During the year ended December 31, 2016, the Company issued 55,000 shares of restricted stock to an employee valued at $99,950, which vests over a three year period. The Company recognized compensation expense in connection with this grant in the approximate amount of $33,000 for the year ended December 31, 2017.

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

The purchase price paid by FNAC for Apptix was $26.7 million, including an adjustment for the closing date cash on hand. The purchase price was paid with (i) $23,063,484 in cash, and (ii) 2,997,926 shares of Fusion’s common stock (the “Seller Shares”), valued at $1.21 per share. The cash portion of the purchase price was funded through a new senior secured facility entered into simultaneously with the Apptix acquisition (see note 14). Upon acquisition, Apptix became a wholly-owned subsidiary of FNAC. The acquisition was accounted for as a business combination. The  allocation of the purchase price as of the acquisition date is as follows:

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Cash	$67,071
Accounts receivable	2,207,024
Prepaid expenses and other current assets	620,270
Property and equipment	2,878,877
Deferred tax liability	(1,633,853)
Covenant not to compete	1,417,000
Customer contracts	20,948,000
Accrued liabilities	(6,904,479)
Goodwill	7,091,065
Total purchase price	$26,690,975

The customer relationship intangible assets have estimated useful lives of 5 to 15 years, and the non-compete agreement has a useful life of one year. In August 2017, in connection with the settlement of litigation with Apptix, FNAC was paid $150,000 in cash and Apptix surrendered 300,000 shares of Fusion common stock valued at $0.4 million, resulting in a reduction to goodwill of $0.5 million. In November 2017, the Company changed its estimate of property tax liabilities assumed in the acquisition as of the acquisition date, resulting in a $0.2 million reduction to goodwill.

The Company underwent a compliance audit for the use of certain software licenses by one of the Company’s recently acquired businesses. The Company is negotiating with the software vendor with regard to a settlement and based upon the initial meeting with the vendor, the Company has recorded an estimate for the accrual in accounts payable and accrued expenses in the accompanying consolidated balance sheet. There can be no assurances that this matter will be settled and, if settled, the amount that would be paid in any such settlement.

The results of operations of Apptix are reflected in the Company’s consolidated statement of operations effective November 14, 2016. The following table provides certain unaudited pro forma financial information for the Company for the year ended December 31, 2016 as if the acquisition of Apptix had been consummated effective as of January 1, 2016 (in millions):

2016
Revenues	$141.3
Net loss	$(16.5)

Technology for Business

On March 31, 2016, the Company completed the acquisition of substantially all of the assets of Technology for Business Corporation (“TFB”), a provider of contact center solutions, for an estimated purchase price of $1.3 million consisting of $0.3 million in cash and a royalty fee equal to ten percent of the collected monthly recurring revenues derived from sales of the cloud version of the proprietary call center software and maintenance services. The estimated royalty fee of $1.1 million was recognized as a non-current liability in the condensed consolidated balance sheet as of December 31, 2016.

Accounts receivable, net	$80,845
Prepaid expenses and other current assets	5,535
Proprietary technology	889,000
Covenant not to compete	8,000
Customer contracts	99,000
Current liabilities	(687,130)
Accrued royalty	(1,111,606)
Goodwill	993,637
Total cash purchase price	$277,281

The acquisition of the assets of TFB did not have a material effect on the Company’s results of operations or financial condition. At December 31, 2017, the Company determined that all of the intangible assets related to TFB were fully impaired, and that the Company would not be required to pay any royalties under the terms of the purchase agreement. As a result the Company recognized an impairment charge of $0.6 million to write-off the remaining book value of the acquired intangible assets and derecognized the royalty liability of $1.1 million, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2017.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Customer Base Acquisitions

In a two-step transaction, the Company completed customer base acquisitions on November 18, 2016 and March 1, 2017 with two parties.

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

On March 1, 2017, the Company entered into an additional asset purchase agreement with another party pursuant to which the Company assumed obligations to provide services to a customer base and also purchased the outstanding accounts receivables associated with that customer base having a value of approximately $0.6 million. As this customer base is within the scope of the November 2016 agreement, the Company is required to pay consideration to the seller in an estimated aggregate amount of $1.7 million. The March 2017 agreement also provides for a management period during which the Company will be responsible for all aspects of the customer relationship with respect to the acquired customer base until such time as all regulatory approvals have been obtained, and the Company’s consolidated statement of operations includes the revenue associated with the customer base acquisition effective March 1, 2017.  The March 2017 agreement also provides for a transition period during which the seller thereunder will provide certain services and assistance to the Company. The transition period related to the March 2017 Agreement ended in February 2018 and on February 23, 2018, the Company purchased the remaining assets related to this customer base for a de minimis amount.

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
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

All of the forgoing acquisitions are included as part of the Business Services business segment (See Note 12).

Note 6. Intangible Assets

All of the Company’s identifiable intangible assets are associated with its Business Services segment and as of December 31, 2017 and 2016 are comprised of:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks and tradename	$1,093,400	$(672,314)	$421,086	$1,093,400	$(501,982)	$591,418
Proprietary technology	5,781,000	(5,005,400)	775,600	6,670,000	(4,036,915)	2,633,085
Non-compete agreement	12,120,043	(11,701,307)	418,736	12,128,043	(9,891,892)	2,236,151
Customer relationships	67,614,181	(13,073,580)	54,540,601	65,948,181	(7,827,697)	58,120,484
Favorable lease	218,000	(218,000)	-	218,000	(181,667)	36,333
Total acquired intangibles	$86,826,624	$(30,670,601)	$56,156,023	$86,057,624	$(22,440,153)	$63,617,471

Aggregate amortization expense for each of the five years subsequent to December 31, 2017 is expected to be as follows:

Year	Amortization Expense
2018	$6,361,523
2019	5,469,042
2020	5,458,742
2021	5,284,375
2022	4,612,642

Note 7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Insurance	$18,639	$160,262
Rent	16,326	5,389
Marketing	55,801	74,665
Software subscriptions	610,191	419,431
Commissions	46,755	159,146
Network costs	817,704	-
Other	525,828	265,316
Total	$2,091,244	$1,084,209

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Trade accounts payable	$9,336,838	$6,358,548
Accrued license fees	2,881,331	2,881,331
Accrued sales and federal excise taxes	3,496,697	2,863,363
Deferred revenue	1,283,969	1,874,641
Accrued network costs	2,151,271	1,416,000
Accrued sales commissions	911,192	819,106
Property and other taxes	759,770	581,956
Accrued payroll and vacation	422,097	421,733
Customer deposits	383,032	365,249
Interest payable	7,263	304,409
Credit card payable	114,209	265,985
Accrued USF fees	728,826	249,825
Accrued bonus	333,337	249,361
Professional and consulting fees	171,163	164,878
Rent	163,030	127,781
Other	1,945,021	778,672
Total	$25,089,046	$19,722,838

Note 9. Property and Equipment

At December 31, 2017 and 2016, property and equipment is comprised of the following:

	December 31, 2017	December 31, 2016
Network equipment	$20,350,334	$13,716,468
Furniture and fixtures	436,697	421,689
Computer equipment and software	1,934,984	5,868,370
Customer premise equipment	7,650,496	9,695,643
Vehicles	55,884	55,884
Leasehold improvements	1,069,670	1,188,207
Assets in progress	-	383,137
Total	31,498,065	31,329,398
Less: accumulated depreciation	(18,641,531)	(17,080,483)
Total	$12,856,534	$14,248,915

Depreciation expense was $5.9 million and $7.5 million for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, $2.2 million and $3.2 million, respectively, of the Company’s property and equipment were financed under equipment financing obligations.

Note 10. Equipment Financing Obligations

During the years ended December 31, 2017 and 2016, the Company entered into several equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in the Company’s operations. These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6%.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

The Company’s equipment financing obligations at December 31, 2017 and 2016 are as follows:

	December 31,	December 31,
	2017	2016
Equipment financing obligations	$1,797,374	$2,239,661
Less: current portion	(1,206,773)	(1,002,578)
Long-term portion	$590,601	$1,237,083

The estimated principal payments under capital lease agreements for the years ending subsequent to December 31, 2017 are as follows:

Year ending December 31:	Principal
2018	$1,206,773
2019	502,589
2020	88,012
$1,797,374

Note 11. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
Supplemental Cash Flow Information	2017	2016
Cash paid for interest	$7,756,230	$5,806,910
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Property and equipment acquired under capital leases or equipment financing obligations	$677,071	$188,497
Conversion of preferred stock into common stock	$3,083,000	$-
Dividend on Series B-2 preferred stock paid with the issuance of Fusion common stock	$463,162	$1,983,301
Common stock issued for acquisitions	$-	$3,627,490
Obligations under asset purchase agreements	$968,035	$1,521,606

Note 12. Obligations Under Asset Purchase Agreements

In connection with certain acquisitions and asset purchases completed by the Company during 2015, 2016 and 2017, the Company has various obligations to the sellers, mainly for payments of portions of the purchase price that have been deferred under the terms of the respective asset purchase agreements. Such obligations to sellers or other parties associated with these transactions as of December 31, 2017 and December 31, 2016 are as follows:
	December 31,	December 31,
	2017	2016
Root Axcess	$-	$166,668
Customer base acquisitions	450,000	334,025
Technology For Business, Inc.	-	936,606
	450,000	1,437,299
Less: current portion	(227,760)	(546,488)
Long-term portion	$222,240	$890,811

In connection with the purchase of the assets of TFB in March 2016, the Company recorded a contingent liability of $1.1 million (see Note 5). The contingent liability was based on an estimated royalty fee based on future revenues. At December 31, 2017, the Company determined that it would not be required to pay any royalties under the terms of the purchase agreement. As a result, the Company reduced its obligations under asset purchase agreements by this amount, and this reduction is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2017.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Note 13. Secured Credit Facilities

At December 31, 2017 and 2016, secured credit facilities are comprised of the following:

	December 31,	December 31,
	2017	2016
Term loan	$61,750,000	$65,000,000
Less:
Deferred financing fees	(1,027,332)	(1,289,629)
Current portion	(6,500,000)	(2,979,167)
Term loan - long-term portion	$54,222,668	$60,731,204

Indebtedness under revolving credit facility	$1,500,000	$3,000,000

On November 14, 2016, Fusion NBS Acquisition Corp. (“FNAC”), a wholly-owned subsidiary of Fusion, entered into a new credit agreement (the “East West Credit Agreement”) with East West Bank, as administrative agent and the lenders identified therein (collectively with East West Bank, the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended FNAC (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire $40 million that was outstanding under a previously existing credit facility, and to fund the cash portion of the purchase price of FNAC’s acquisition Apptix (see note 5). In connection with the retirement of the previous credit facility, FNAC recognized a loss on the extinguishment of debt in the amount of $0.2 million in the year ended December 31, 2016.

Borrowings under the East West Credit Agreement are evidenced by promissory notes bearing interest at rates computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by FNAC. Interest on borrowings that FNAC designates as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that FNAC designates as “LIBOR rate” loans bear interest at the LIBOR rate of interest published by the Wall Street Journal, plus 5% per annum, and the rate of interest on the term loan ranged from 6.02% to 6.61% for the year ended December 31, 2017.

From January 1, 2017 through January 1, 2018, the Company is required to repay the term loan in equal monthly payments of $270,833 and thereafter the monthly payments increase to $541,667 until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. At December 31, 2017 and 2016, $1.5 million and $3.0 million, respectively, was outstanding under the revolving credit facility.

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

●
The Company granted the East West Lenders security interests in all of our assets, as well as our 60% membership interest in FGS and the capital stock of our Fusion NBS Acquisition Corp. subsidiary (“FNAC”) and each of its subsidiaries.

●
Fusion and its subsidiaries (and future subsidiaries of both) have guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

At December 31, 2017, the Company was in compliance with all of the financial covenants contained in the East West Credit Agreement.

On January 26, 2018, the Company obtained a waiver under its senior secured credit facility with East West Bank (the “East West Bank Credit Facility”) permitting the Company to sell up to approximately $30.0 million (net proceeds) of its common stock without having to use any of those proceeds to prepay amounts outstanding under that facility (the "January 2018 EWB Waiver"). Prior to receiving the January 2018 EWB Waiver, the Company was obligated under the East West Bank Credit Facility to use any net proceeds for any sale of its equity securities that are in excess of $4.0 million to pay down outstanding borrowings thereunder. In addition, on February 23, 2018 the Company obtained an additional waiver under the East West Bank Credit Facility permitting the Company to retain the entire amount of the net proceeds.

Note 14. Notes Payable – Non-Related Parties

At December 31, 2017 and 2016, notes payable – non-related parties are comprised of the following:

	December 31,	December 31,
	2017	2016
Subordinated notes	$33,588,717	$33,588,717
Discount on subordinated notes	(1,040,167)	(1,368,629)
Deferred financing fees	(595,387)	(788,486)
Total notes payable - non-related parties	31,953,163	31,431,602
Less: current portion	-	-
Long-term portion	$31,953,163	$31,431,602

On November 14, 2016, FNAC, Fusion and Fusion’s subsidiaries other than FNAC entered into the Fifth Amended and Restated Securities Purchase Agreement (the “Restated Purchase Agreement”) with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (collectively, the “Praesidian Lenders”). The Restated Purchase Agreement amends the previous purchase agreement, pursuant to which FNAC previously sold its Series A, Series B, Series C, Series D, Series E and Series F senior notes in an aggregate principal amount of $33.6 million (the “SPA Notes”). The Company pays interest monthly at a rate of 10.8% and recognized interest expense of approximately $3.6 million and $3.7 million during 2017 and 2016, respectively.

The Restated Purchase Agreement amends the previous purchase agreement to (i) provide the Praesidian Lenders’ consent to the acquisition of Apptix, (ii) join Apptix as a guarantor and credit party under the Restated Purchase Agreement, (iii) modify certain financial covenants such that the covenants are now substantially similar to those contained in the East West Credit Agreement, and (iv) extend the maturity date of the SPA Notes to May 12, 2022. The Praesidian Lenders also entered into a subordination agreement with the East West Lenders pursuant to which the Praesidian Lenders have subordinated their right to payment under the Restated Purchase Agreement and the SPA Notes to repayment of the Company’s obligations under the East West Credit Agreement. For the year ended December 31, 2017, the Company was in compliance with all of the financial covenants contained in the Restated Purchase Agreement.

Note 15. Notes Payable-Related Parties

At December 31, 2017 and 2016, components of notes payable – related parties are comprised of the following:

	December 31,	December 31,
	2017	2016
Notes payable to Marvin Rosen	$928,081	$928,081
Discount on notes	-	(52,331)
Total notes payable - related parties	$928,081	$875,750

The note payable to Marvin Rosen, Fusion’s Chairman of the Board, is subordinated to borrowings under the East West Credit Agreement and the Restated Purchase Agreement. This note is unsecured, pays interest monthly at an annual rate of 7%, and matures 120 days after the Company’s obligations under the East West Credit Agreement and the Restated Purchase Agreement are paid in full.

For the years ended December 31, 2017 and 2016, the Company paid interest on the notes payable to Mr. Rosen in the amount of $0.1 million. During the year ended December 31, 2016, Mr. Rosen converted $250,000 of the outstanding notes into 217,391 shares Fusion’s common stock in conjunction with Fusion’s private placement of common stock in November of 2016 (see note 16).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Note 16. Equity Transactions

Common Stock

On October 28, 2016, Fusion’s Stockholders ratified an amendment to the Company’s Certificate of incorporation to increase the number of authorized common shares to 90,000,000. At December 31, 2017 and 2016, there were 22,471,133 and 20,642,028 shares of common stock outstanding, respectively.

In March 2017, the Company entered into exchange agreements with certain holders of Fusion’s outstanding warrants whereby the outstanding warrants were exchanged for new warrants (the “2017 Warrants”), which warrants permitted the holders to exercise and purchase, for a limited period of 60 days, unregistered shares of Fusion’s common stock at a discount of up to 10% below the closing bid price of Fusion’s common stock at the time of exercise but in no event at a price of less than $1.30 per share. In connection with these exchange agreements, the warrant holders exchanged outstanding warrants and thereafter exercised 2017 Warrants to purchase 561,834 shares of common stock on March 31, 2017 at an exercise price of $1.39 per share. The Company received proceeds from the exercise of the 2017 Warrants in the amount of $0.8 million, which were used for general corporate purposes. In connection with the exchange agreements, all of the 2017 Warrants were immediately exercised and none remained outstanding as of December 31, 2017. As a result of the exchange, the Company recorded a preferred stock dividend in the amount of $0.3 million for the difference in fair value of the warrants that were exchanged (see note 3). In October of 2017, warrants to issue 124,484 shares of common stock were exercised, and the Company received cash proceeds of $0.2 million.

During the year ended December 31, 2017, 104,000 warrants were exercised on a cashless basis and, as a result, the Company issued 54,194 shares of common stock to the holders of those warrants.

During the year ended December 31, 2017, Fusion issued 125,870 shares of its common stock valued at approximately $0.2 million for services rendered. Also during year ended December 31, 2017, (i) Fusion’s Board of Directors declared dividends on the Series B-2 Preferred Stock that were paid in the form of 256,706 shares of Fusion common stock (see note 4), and (ii) an officer of the Company forfeited a portion of his 2016 restricted stock award and 5,938 shares of common stock were returned to the Company.

On November 14, 2016, Fusion issued 2,997,926 shares of common stock as partial consideration in the Apptix acquisition transaction. In August 2017, in connection with the settlement of litigation with Apptix, FNAC was paid $150,000 in cash and Apptix surrendered 300,000 shares of Fusion common stock valued at $363,000 to the Company.

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

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. At December 31, 2017 and 2016, there were 5,045 shares of Series A Preferred Stock issued and outstanding. In addition, as of December 31 2017 and 2016, there were 9,171 and 12,254 shares of Series B-2 Preferred Stock issued and outstanding, respectively.

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by Fusion’s Board of Directors. As of December 31, 2017, no dividend had been declared by the Fusion Board of Directors with respect to any series of Series A Preferred Stock, and the Company had accumulated approximately $5.1 million of preferred stock dividends. The Series A Preferred Stock is convertible at the option of the holder at any time at conversion prices ranging from $34.50 per share to $72.94 per share. The Company is not permitted to pay dividends on its Series A Preferred Stock without the consent of the holders or in case of a forced conversion. At December 31, 2017, if the Series A Preferred Stock were convertible into the Company’s common stock, such shares would convert into an aggregate of 211,800 shares of common stock (inclusive of accrued and unpaid dividends).

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

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

On March 31, 2017, the Company agreed with certain holders of its Series B-2 Preferred Stock to convert their shares of Series B-2 Preferred Stock into shares of Fusion common stock at a conversion price of $3.00 per share (a two dollar reduction from the specified conversion price). As a result, 2,958 shares of Series B-2 Preferred Stock were converted into a total of 986,665 shares of Fusion common stock, and the Company recorded a preferred stock dividend of $0.6 million for the value of the incremental number of shares of Fusion common stock issued in connection with the reduction in the conversion price of the Series B-2 Preferred Stock (see note 3). In December of 2017, 125 shares of Series B Preferred Stock were converted into 25,290 shares of common stock.

The following table summarizes the activity in the Company’s various classes of preferred stock for the years ended December 31, 2017 and 2016:

	Series A-1		Series A-2		Series A-4		Series B-2		Total
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$
Balance at December 31, 2015	2,375	$24	2,625	$26	45	$-	18,279	$184	23,324	$234
Conversion of preferred stock into common stock	-	-	-	-	-	-	(6,025)	(60)	(6,025)	(60)
Balance at December 31, 2016	2,375	24	2,625	26	45	-	12,254	124	17,299	174
Conversion of preferred stock into common stock	-	-	-	-	-	-	(3,083)	(32)	(3,083)	(32)
Balance at December 31, 2017	2,375	$24	2,625	$26	45	$-	9,171	$92	14,216	$142

Each share of Series B-2 Preferred Stock has a stated value of $1,000, and is convertible into shares of Fusion’s common stock at the option of the holder at a conversion price of $5.00 per share, subject to adjustment. At December 31, 2017, the Series B-2 Preferred Stock is convertible into an aggregate of 1,834,200 shares of Fusion’s common stock.

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

Warrants

In connection with various debt and equity financing transactions and other agreements, the Company has issued warrants to purchase shares of Fusion’s common stock. All of the outstanding warrants are fully exercisable as of December 31, 2017. The following table summarizes the information relating to warrants issued and the activity during the years ended December 31, 2017 and 2016:
	Number of Warrants	Per share Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2015	3,011,764	$3.95 to $10.15	$6.14
Granted in 2016	-	-
Exercised in 2016	-	-
Expired in 2016	(108,902)	$4.00-$7.00	$5.00
Outstanding at December 31, 2016	2,902,862	$4.25-$10.15	$6.18
Granted in 2017	65,000	$1.50	$1.50
Exercised in 2017	(359,067)	$1.39-$1.56	$1.48
Expired in 2017	(607,807)	$4.50-$10.15	$6.81
Outstanding at December 31, 2017	2,000,988		$5.06

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Note 17. Derivative Liability

The Company has issued warrants to purchase shares of Fusion’s common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, ‘Derivatives and Hedging’ (“ASC 815”). For warrant instruments that do not meet an exclusion from derivative accounting, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations. The Company has 361,150 outstanding warrants at December 31, 2017 which provide for a downward adjustment of the exercise price if the Company were to issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the exercise price for these warrants.

The following assumptions were used to determine the fair value of the warrants for the year ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Stock price ($)	3.75	1.50
Adjusted exercise price ($)	1.55	1.65
Expected volatility (%)	84.10	71.40
Time to maturity (years)	1.25	2.0

During the year ended December 31, 2016, the Company adjusted the valuation of its derivative liability for warrants issued in December 2013 and January 2014 and its valuation of certain warrants exercised during 2015. The amount of the adjustment was a net $772,022 impact on the condensed consolidated statements of operations resulting from the loss on the change in the fair value of the derivative and an additional $0.3 million impact to capital in excess of par and a $0.4 million increase in derivative liability in the condensed consolidated balance sheets (see Note 18). The Company has evaluated these adjustments in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that both quantitatively and qualitatively the adjustments were not material. These adjustments were also evaluated by management in their assessment of internal controls over financial reporting.

During the year ended December 31, 2017 $0.4 million of the derivative liability was reclassified into equity as a result of warrant exercises.

At December 31, 2017 and 2016, the fair value of the derivative was $0.9 million and $0.3 million, respectively. For the year ended December 31, 2017, the Company recognized a loss on the change in fair value of the derivative liability in the amount of $0.9 million, and the Company recognized a gain on the change in the fair value of this derivative of $0.3 million for the year ended December 31, 2016.

Note 18. Fair Value Disclosures

The following table represents the fair value of the liability measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Current liabilities:
Contingent purchase price liability (see note 12)	-	-	$227,760	$227,760
Non-current liabilities:
Contingent purchase price liability	-	-	$222,240	$222,240
Derivative liability (see note 17)	-	-	$872,900	$872,900
As of December 31, 2016
Current liabilities:
Contingent purchase price liability	-	-	$100,000	$100,000
Non-current liabilities:
Contingent purchase price liability	-	-	$836,606	$836,606
Derivative liability (see note 17)	-	-	$348,650	$348,650

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

The following table reconciles the changes in the derivative liability categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2017 and 2016:

Balance at December 31, 2015	$953,005
Change in fair value included in net loss	(1,037,405)
Adjustment for prior issuances and exercise of warrants	433,050
Balance at December 31, 2016	348,650
Change in fair value included in net loss	909,272
Warrant exercises (see note 12)	(385,022)
Balance at December 31, 2017	$872,900

Note 19. Income Taxes

The provision (benefit) for income taxes for the years ending December 31, 2017 and 2016 consists of the following:

	2017	2016
Current
Federal	-	-
State	$61,511	$60,000
	61,511	60,000

Deferred
Federal	-	(1,493,485)
State	-	(176,000)
	-	(1,669,485)

Tax provision (benefit)	$61,511	$(1,609,485)

For the year ended December 31, 2016, the Company recorded deferred tax liabilities of $1.7 million as a result of intangible assets subject to amortization acquired in business acquisitions that are not amortizable for income tax purposes. As a result of these business combinations, the recording of the deferred tax liabilities resulted in a release of the valuation allowance against the Company’s deferred tax assets of $1.7 for the year ended December 31, 2016, with a corresponding income tax benefit. The tax benefit will be realized as the Company amortizes the intangible assets over their estimated useful lives (see Note 5).

The following reconciles the Federal statutory tax rate to the effective income tax rate for the years ended December 31, 2017 and 2016:

	2017	2016
	%	%
Federal statutory rate	(34.0)	(34.0)
State net of federal tax	(2.9)	(3.4)
Permanent and other items	4.9	1.2
Effect of change in tax rate	98.5	-
Change in valuation allowance	(66.0)	25.0
	0.5	(11.2)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on management’s evaluation, it is more likely than not that the net deferred tax assets will not be realized and as such a valuation allowance has been recorded as of December 31, 2017 and 2016.

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

The components of the Company's deferred tax assets and liabilities consist of the following at December 31, 2017 and 2016:

	2017	2016
Deferred income tax assets:
Net operating losses	$29,447,000	$43,292,000
Allowance for doubtful accounts	105,000	99,000
Derivative liability	500,000	391,000
Accrued liabilities	1,016,000	910,000
Other	55,000	83,000
	31,123,000	44,775,000

Deferred income tax liabilities:
Intangible assets	5,700,000	9,943,000
Property and equipment	718,000	761,000
	6,418,000	10,704,000
Deferred tax asset, net	24,705,000	34,071,000

Less: valuation allowance	(24,705,000)	(34,071,000)

Net deferred tax assets	$-	$-

At December 31, 2017 and 2016, the Company had federal net operating loss carryforwards of approximately $127.0 million and $122.0 million, respectively, which expire in varying amounts through December 31, 2037. Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards is subject to certain limitations.

Impact of 2017 Tax Reform

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. Among its many provisions, the Tax Act reduces the U.S. corporate income tax rate from 35% to 21%; requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; eliminates the corporate alternative minimum tax (AMT); creates a new limitation on deductible interest expense; and changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the Tax Act, the Company remeasured its deferred tax assets and liabilities to reflect the new statutory federal rate of 21% which resulted in a net adjustment of approximately $13.8 million to deferred income tax expense for the year ended December 31, 2017. This adjustment was offset by a reduction in the valuation allowance.

Note 20. Commitments and Contingencies

Operating Leases

The Company has various non-cancelable operating lease agreements for office facilities. A summary of the approximate lease commitments under non-cancelable leases for years ending subsequent to December 31, 2017 are as follows:

Year ending December 31:
2018	$1,200,000
2019	1,246,000
2020	1,104,000
2021	500,000
2022	417,000
Thereafter	1,397,000

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Rent expense for all operating leases was $1.5 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively. Certain of the Company’s leases include fixed rent escalation schedules or rent escalations based upon a fixed percentage. The Company recognizes rent expense (including escalations) on a straight-line basis over the lease term.

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

Note 21. Profit Sharing Plan

On June 1, 1997, the Company adopted a defined contribution profit sharing plan, which covers all employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board of Directors. No contributions to the profit sharing plan were made for the years ended December 31, 2017 and 2016.

Note 22. Concentrations

Major Customers

For the years ended December 31, 2017 and 2016, no single customer accounted for more than 10% of the Company’s consolidated revenues or consolidated accounts receivable.

Geographic Concentrations

The Company’s operations are significantly influenced by economic factors and risks inherent in conducting business in foreign countries, including government regulations, currency restrictions and other factors that may significantly affect management’s estimates and the Company’s performance.

For the years ended December 31, 2017 and 2016, the Company generated approximate revenues from customers as follows:

	2017	2016
United States	$138,212,257	$111,863,657
International Customers	12,318,300	12,790,613
	$150,530,557	$124,654,270

Revenues by geographic area are based upon the location of the customers.

Credit Risk

The Company maintains its cash balances in high credit quality financial institutions. The Company’s cash balances may, at times, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corp.

Note 23. Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision maker in determining how to allocate resources and assess performance.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Carrier Services

Carrier Services includes the termination of domestic and international carrier traffic utilizing primarily VoIP technology.  VoIP permits a less costly and more rapid interconnection between the Company and international telecommunications carriers, and generally provides better profit margins for the Company than other technologies.  The Company currently interconnects with approximately 370 carrier customers and vendors, and is working to expand its interconnection relationships, particularly with carriers in emerging markets. Since September 1, 2017, the Company has operated its Carrier Services business segment through FGS (see note 2).

Business Services

Through this operating segment, the Company provides a comprehensive suite of cloud communications, cloud connectivity, cloud computing and managed cloud-based applications to small, medium and large businesses. These services are sold through both the Company’s direct sales force and its partner sales channel, which utilizes the efforts of independent third-party distributors to sell the Company’s products and services. The Business Services segment includes the Company’s acquisition of Apptix effective as of November 14, 2016 and TFB effective as of March 31, 2016.

Operating segment information for the years ended December 31, 2017 and 2016 is summarized as follows:

	Year ended December 31, 2017
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$33,188,930	$117,341,627	$-	$150,530,557
Cost of revenues (exclusive of depreciation and amortization)	31,981,586	51,051,815	-	83,033,401
Gross profit	1,207,344	66,289,812	-	67,497,156
Depreciation and amortization	340,835	13,568,673	611,538	14,521,046
Selling, general and administrative expenses	2,314,530	48,566,229	6,843,443	57,724,202
Interest expense	-	(8,385,595)	(263,005)	(8,648,600)
Loss on change in fair value of derivative liability	-	-	(909,272)	(909,272)
Asset impairment charge	-	641,260	-	641,260
Gain on change in fair value of contingent liability	-	1,011,606	-	1,011,606
Loss on disposal of property and equipment	-	(311,707)	-	(311,707)
Other (expenses) income, net	(9,454)	329,855	(111,166)	209,235
Income tax provision	-	(61,511)	-	(61,511)
Net loss	$(1,457,475)	$(3,903,702)	$(8,738,424)	$(14,099,601)

Capital expenditures	$35,442	$4,986,988	$-	$5,022,430

Total assets	$2,888,933	$116,807,604	$2,361,024	$122,057,561

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

	Year ended December 31, 2016
	Carrier Services	Business Services	Corporate and Unallocated	Consolidated
Revenues	$35,484,101	$89,170,169	$-	$124,654,270
Cost of revenues (exclusive of depreciation and amortization)	33,783,130	36,884,252	-	70,667,382
Gross profit	1,700,971	52,285,917	-	53,986,888
Depreciation and amortization	153,567	12,033,551	909,469	13,096,587
Selling, general and administrative expenses	2,710,880	40,331,439	5,482,604	48,524,923
Loss on disposal of property and equipment	-	(129,119)	-	(129,119)
Interest expense	-	(6,442,224)	(299,919)	(6,742,143)
Gain on change in fair value of derivative liability	-	-	265,383	265,383
Loss on extinguishment of debt	-	(214,294)	-	(214,294)
Other income (expenses)	-	165,882	(36,895)	128,987
Income tax benefit	-	1,609,485	-	1,609,485
Net loss	$(1,163,476)	$(5,089,343)	$(6,463,504)	$(12,716,323)

Total assets	$6,265,402	$125,690,837	$-	$131,956,239

Capital expenditures	$-	$4,954,711	$-	$4,954,711

Note 24. Related Party Transactions

Since March 6, 2014, the Company has engaged a third party tax advisor to prepare its tax returns and to provide related tax advisory services. The Company paid this firm approximately $0.2 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. Larry Blum, a member of Fusion’s Board of Directors, is a Senior Advisor and a former partner of this tax advisor.

Note 25. Proposed Merger Transaction

On August 26, 2017, Fusion and its wholly owned subsidiary, Fusion BCHI Acquisition LLC, a Delaware limited liability company (“Merger Sub”), entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger Agreement”) with Birch Communications Holdings, Inc., a Georgia corporation (“Birch”). The Merger Agreement, provides, among other things, that upon the terms and conditions set forth therein, Birch will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving such merger.

On the effective date of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Birch (other than treasury shares or shares owned of record by any Birch subsidiary) will be cancelled and converted into the right to receive, in the aggregate, that number of shares of Fusion common stock equal to three times the number of shares of (i) Fusion common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) (but excluding the shares of our common stock issued by us in a public offering of our shares of common stock completed in February 2018 (see note 26) as well as certain other issued and outstanding shares of our common stock, plus  (ii) the number of shares of our common stock issued or issuable upon the conversion of all classes or series of our preferred stock outstanding immediately prior to the closing of the Merger, plus (iii) the number of shares of Fusion common stock issuable upon the exercise of all in-the-money Fusion warrants (the “Merger Shares”). Pursuant to subscription agreements executed by each of the stockholders of Birch, the Merger Shares will be issued in the name of, and held by BCHI Holdings, LLC (“BCHI”), a limited liability company owned by the stockholders of Birch. On the closing date of the Merger, BCHI and Fusion will enter into a Registration Rights Agreement governing the registration rights of the BCHI in respect of the Merger Shares and pursuant to which Fusion will agree, among other things, to use reasonable best efforts to cause a shelf registration statement covering the resale of the Merger Shares to be declared effective by the SEC within 120 days of the closing of the Merger.

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

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

Closing of the Merger is subject to numerous conditions, including (i) receipt of the requisite approval of Fusion’s voting shares, which approval was secured by the Company on February 21, 2018, (ii) Fusion obtaining financing for the transaction, which will be used to retire existing senior debt facilities at Birch and Fusion, (iii) all existing shares of our preferred stock being converted into shares of our common stock, and (iv) Fusion using its reasonable best efforts to cause the Merger Shares to be approved for listing on The Nasdaq Stock Market, LLC (“Nasdaq”), including, if necessary, in order to comply with Nasdaq listing requirements, amending Fusion’s existing certificate of incorporation prior to the effective time of the Merger to effect a reverse stock split of our common stock to satisfy Nasdaq’s minimum pricing requirements (the “Reverse Stock Split”). If the Reverse Stock Split must be completed prior to the closing of the Merger, it will be in a range of up to 5:1, with the final ratio to be determined by our existing board.

In addition, prior to the closing of the Merger, Birch is required to spin-off to the existing Birch stockholders, its US-based consumer business, which consists of (i) the residential customer base, life line and consumer wireless business in the United States, and (ii) its single-line business customer base in the United States. In addition, as discussed above, we have agreed that on or prior to the consummation of the Merger, we will use our reasonable best efforts to either (i) divest our 60% ownership interest in FGS or (ii) dissolve FGS.

On the effective date of the Merger, the certificate of incorporation of Fusion will be amended and restated, which amendments will, among other things, (i) increase the number of authorized shares of Fusion common stock to 150,000,000 and (ii) change the name of Fusion to “Fusion Connect, Inc.” The Merger is currently expected to be completed by mid-April 2018.

The terms of the Merger Agreement are such that the Merger, if consummated, will result in a change in control. As a result, the transaction will be accounted for as a reverse acquisition and recapitalization, with Birch as the acquirer for accounting purposes, and the historical financial statements of Birch will become the historical financial statements of the Company.

Note 26. Subsequent Events

(a)
On February 5, 2018, the Company closed an underwritten public offering of 12,937,500 shares of its common stock, including 1,687,500 shares for which the underwriters exercised their over-allotment option in full, at a price to the public of $3.20 per share for gross proceeds of $41.4 million. The net proceeds, after underwriting discounts and commissions, but before estimated expenses of the offering payable by the Company, were $38.7 million.

Pursuant to the terms of the Merger Agreement, the shares sold in the offering will not be counted as issued and outstanding for purposes of calculating the number of shares of Fusion common stock to be issued as consideration to the Birch shareholders in connection with the closing of the Merger. As a result, on a post-closing basis, the dilutive effect of this offering will be shared pro rata by current Fusion and Birch shareolders with current Fusion stockholders bearing approximately 25% of the dilution and current Birch shareholders bearing approximately 75% of the dilution from this offering.

(b)
In January 2018, the Company acquired substantially all of the assets of IQMax, a provider of secure messaging, enterprise data integration and advanced cloud communications solutions. The total consideration for this transaction is $1.0 million, which will paid in shares of the Company’s common stock. These shares will remain in escrow until 12 months following the closing of the transaction. This acquisition is not expected to have a material effect on the Company’s consolidated financial statements.