Form 10-Q
period 2018-03-31
Fusion Connect, Inc.
filed 2018-05-15
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-32421

FUSION CONNECT, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2342021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Avenue, Suite 1718, New York, New York   10170
   (Address of principal executive offices)    (Zip Code)

(212) 201-2400
 (Registrants telephone number, including area code)

Fusion Telecommunications International, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 7, 2018.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	76,583,701

FUSION CONNECT, INC. AND SUBSIDIARIES

FUSION CONNECT, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance
Sheets

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$30,999,732	$2,472,836
Accounts receivable, net of allowance for doubtful accounts of
approximately $435,000 and $668,000, respectively	9,174,993	10,634,393
Prepaid expenses and other current assets	1,871,183	1,609,518
Deferred installation costs - current portion	798,166	-
Current assets of discontinued operations	4,269,653	2,867,953
Total current assets	47,113,727	17,584,700
Property and equipment, net	11,115,107	12,838,840
Security deposits	612,299	612,299
Restricted cash	27,153	27,153
Goodwill	35,181,698	34,773,629
Intangible assets, net	55,687,545	56,156,023
Deferred installation costs - net of current portion	1,102,648	-
Other assets	35,632	43,937
Non-current assets of discontinued operations	19,780	20,980
TOTAL ASSETS	$150,895,589	$122,057,561

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Term loan - current portion	$6,500,000	$6,500,000
Obligations under asset purchase agreements - current portion	723,297	227,760
Equipment financing obligations - current portion	1,075,252	1,206,773
Deferred installation revenue - current portion	797,332	-
Accounts payable and accrued expenses	20,165,445	21,995,443
Current liabilities from discontinued operations	4,660,278	3,093,602
Total current liabilities	33,921,604	33,023,578
Long-term liabilities:
Notes payable - non-related parties, net of discount	32,083,554	31,953,163
Notes payable - related parties	928,081	928,081
Term loan	47,663,242	54,222,668
Indebtedness under revolving credit facility	-	1,500,000
Obligations under asset purchase agreements	477,162	222,240
Equipment financing obligations - net of current obligations	407,345	590,602
Deferred installation revenue - net of current portion	1,029,445	-
Derivative liabilities	586,197	872,900
Total liabilities	117,096,630	123,313,232
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
13,466 and 14,216 shares issued and outstanding	134	142
Common stock, $0.01 par value, 150,000,000 shares authorized,
23,847,140 and 14,980,756 shares issued and outstanding	238,471	149,807
Capital in excess of par value	235,027,397	195,940,320
Accumulated deficit	(201,318,706)	(197,264,083)
Total Fusion Connect, Inc. stockholders' equity (deficit)	33,947,296	(1,173,804)
Noncontrolling interest	(148,337)	(81,867)
Total stockholders' equity (deficit)	33,798,959	(1,255,671)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,895,589	$122,057,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION CONNECT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues	$29,038,043	$28,481,039
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	12,918,895	12,140,707
Gross profit	16,119,148	16,340,332
Depreciation and amortization	3,135,779	3,835,948
Selling, general and administrative expenses	13,947,995	13,613,661
Impairment charge	1,195,837	-
Total operating expenses	18,279,611	17,449,609
Operating loss	(2,160,463)	(1,109,277)
Other (expenses) income:
Interest expense	(2,147,775)	(2,092,312)
Change in fair value of derivative liabilities	194,312	(40,445)
Loss on disposal of property and equipment	(3,184)	(26,800)
Other income, net	89,558	116,520
Total other expenses	(1,867,089)	(2,043,037)
Loss before income taxes	(4,027,552)	(3,152,314)
Provision for income taxes	(14,050)	(7,811)
Net loss from continuing operations	(4,041,602)	(3,160,125)
Net loss from discontinued operations	(166,175)	(321,823)
Net loss	(4,207,777)	(3,481,948)
Less: Net loss attributable to non-controlling interest	66,470	-
Net loss attributable to Fusion Connect, Inc.	(4,141,307)	(3,481,948)
Preferred stock dividends	(243,582)	(1,254,109)
Net loss attributable to common stockholders	(4,384,889)	(4,736,057)

Basic and diluted loss per common share from continuing operations:	$(0.20)	$(0.32)
Basic and diluted loss per common share from discontinued operations:	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	20,682,262	13,805,133

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION CONNECT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity
(unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Total Fusion Connect, Inc. (Deficit)	Non-controlling	Stockholders' (Deficit)
	Shares	$	Shares	$	Value	Deficit	Equity	interest	Equity
Balance at December 31, 2017	14,216	$142	14,980,756	149,807	$195,940,330	$(197,264,083)	$(1,173,804)	$(81,867)	$(1,255,671)
Cumulative effect of change in accounting principle	-	-	-	-	-	86,684	86,684		86,684
Balance at January 1, 2018	14,216	142	14,980,756	149,807	195,940,330	(197,177,399)	(1,087,120)	(81,867)	(1,168,987)
Conversion of preferred stock into common stock	(750)	(8)	100,000	1,000	(992)	-	-	-	-
Dividends on preferred stock	-	-	3,985	40	(40)	-	-	-	-
Exercise of common stock purchase warrants	-	-	5,120	51	11,931	-	11,982	-	11,982
Cashless exercise of warrants	-	-	22,155	222	(222)	-	-	-	-
Reclassification of derivative liability	-	-	-	-	92,391	-	92,391	-	92,391
Common stock issued in acquisition	-	-	110,124	1,101	498,899	-	500,000	-	500,000
Proceeds from the sale of common stock, less expenses of $2,843,000	-	-	8,625,000	86,250	38,119,846	-	38,206,096	-	38,206,096
Net loss	-	-	-	-	-	(4,141,307)	(4,141,307)	(66,470)	(4,207,777)
Stock-based compensation	-	-	-	-	365,254	-	365,254	-	365,254
Balance at March 31, 2018	13,466	$134	23,847,140	$238,471	$235,027,397	$(201,318,706)	$33,947,296	$(148,337)	$33,798,959

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION CONNECT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(4,041,602)	$(3,160,125)
Net loss from discontinued operations	(166,175)	(321,823)
Net loss	(4,207,777)	(3,481,948)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,135,779	3,835,948
Loss on disposal of property and equipment	3,184	26,800
Stock-based compensation	365,254	224,647
Impairment charge	1,195,837	-
Stock issued for services rendered or in settlement of liabilities	-	164,450
Amortization of debt discount and deferred financing fees	195,963	209,628
(Gain) loss on the change in fair value of derivative liability	(194,312)	40,445
Changes in operating assets and liabilities:
Accounts receivable	1,459,401	179,518
Prepaid expenses and other current assets	(304,442)	(873,401)
Other assets and liabilities	20,952	8,295
Accounts payable and accrued expenses	(1,949,917)	690,812
Cash (used in) provided by operating activities - continuing operations	(113,903)	1,385,070
Cash provided by (used in) operating activities - discontinued operations	107,612	(15,826)
Net cash (used in) provided by operating activities	(6,291)	1,369,244

Cash flows from investing activities:
Purchase of property and equipment	(976,877)	(984,642)
Proceeds from the sale of property and equipment	31,533	40,680
(Payment) for acquisitions, net of cash acquired	-	(558,329)
Cash used in investing activities - continuing operations	(945,344)	(1,502,291)
Cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(945,344)	(1,502,291)

Cash flows from financing activities:
Proceeds from the exercise of common stock purchase warrants	11,982	780,951
Repayments of term loan	(6,625,000)	(812,500)
Repayments of revolving debt, net	(1,500,000)	-
Payments for obligations under asset purchase agreements	(192,157)	(191,668)
Proceeds from the sale of common stock, net of offering expenses	38,206,096	-
Payments on equipment financing obligations	(314,777)	(223,493)
Cash provided by (used in) financing activities - continuing operations	29,586,144	(446,710)
Cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	29,586,144	(446,710)
Net change in cash and cash equivalents	28,634,509	(579,757)
Cash and cash equivalents, including restricted cash, beginning of period	2,557,541	7,249,063
Cash and cash equivalents, including restricted cash, end of period	$31,192,050	$6,669,306
Less cash and cash equivalents of discontinued operations, end of period	165,165	15,038
Cash and cash equivalents, including restricted cash of continuing operations, end of period	31,026,885	6,654,268

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FUSION CONNECT, INC. AND SUBSIDIARIES

Note 1. Organization and Business

Fusion Connect, Inc. (f/k/a Fusion Telecommunications International, Inc.) is a Delaware corporation incorporated in September 1997 (“Fusion” and together with its subsidiaries, the “Company,” “we,” “us” and “our”). Fusion changed its name to Fusion Connect, Inc. on May 4, 2018. The Company is a provider of integrated cloud solutions, including cloud voice, cloud connectivity, cloud infrastructure, cloud computing, and managed cloud-based applications to businesses of all sizes.

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

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) as filed with the SEC. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

On May 4, 2018 (the “Closing Date”), Fusion completed the various transactions contemplated by the Agreement and Plan of Merger, dated August 26, 2017, as amended (the “Birch Merger Agreement”), by and among Fusion, Fusion BCHI Acquisition LLC, a wholly-owned subsidiary of Fusion (“BCHI Merger Sub”), and Birch Communications Holdings, Inc. (“Birch”). As contemplated by the Birch Merger Agreement, on the Closing Date, Birch merged with and into BCHI Merger Sub (the “Birch Merger”), with BCHI Merger Sub surviving the Birch Merger as a wholly-owned subsidiary of Fusion. See “Note 19 – Subsequent Events”.

The Company determined that the acquisition of Birch qualified as a reverse acquisition where Fusion was identified as a legal acquirer and Birch was identified as an accounting acquirer. All periodic reports for periods that end on or after the date the reverse acquisition is completed will be filed within the time periods specified by the SEC's rules and forms. The financial statements included in periodic reports filed for periods that end on or after the date the reverse acquisition is completed will be the accounting acquirer's financial statements for all periods presented (reflecting the combined company beginning with the date of the reverse acquisition) since the accounting acquirer is considered to be the successor to the legal issuer's reporting obligation.

In the quarter ended March 31, 2018, the Company determined that the assets and liabilities of its Carrier Services reportable segment met the discontinued operations criteria in ASC 205-20-45. Accordingly, all assets, liabilities and results of operations have been classified as discontinued operations for all periods presented in the accompanying Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. See “Note 3 - Discontinued Operations”.

During the three months ended March 31, 2018 and 2017, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations.

Reverse Stock Split

Fusion filed a Certificate of Amendment (the “Charter Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware, to effect a reverse split of the Fusion common stock at an exchange ratio of 1-for-1.5 (the “Reverse Split”), which became effective on May 4, 2018. The number of authorized shares of Fusion common stock was not affected by the Reverse Split. Any fractional shares of Fusion common stock resulting from the Reverse Split were rounded up to the nearest whole share.

As a result of the Reverse Stock Split, all share and per share amounts as of December 31, 2017 as well as for the three months ended March 31, 2018 and March 31, 2017, have been restated at the Reverse Split Ratio to give effect to the Reverse Stock Split.

FUSION CONNECT, INC. AND SUBSIDIARIES

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of Fusion and each of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Effective September 1, 2017, Fusion transferred 40% of its membership interests in Fusion Global Services LLC (“FGS”) to XcomIP, LLC (“XcomIP”), in exchange for which XcomIP contributed assets of its carrier business to FGS. In connection with this transaction, Fusion and XcomIP also executed a shareholder agreement under which Fusion agreed to provide up to $750,000 in working capital to FGS. The Company has determined that, based on the terms of the shareholders agreement, it has a controlling financial interest in FGS under the guidance set forth in Accounting Standards Codification (“ASC”) 810, Consolidation and, therefore, the accounts of FGS are consolidated into Fusion’s consolidated financial statements as of and for the year ended December 31, 2017. Prior to the transfer of membership interests to XcomIP, Fusion transferred its Carrier Services business to FGS. Effective March 31, 2018, the Carrier Business is recorded as discontinued operations for all periods presented. See “Note 19 – Subsequent Events”.

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

Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less on the date of purchase. As of March 31, 2018 and December 31, 2017, the carrying value of cash and cash equivalents approximates fair value due to the short period to maturity.

Fair Value of Financial Instruments

At March 31, 2018 and December 31, 2017, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short-term nature of these financial instruments.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, including intangible assets, for possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. During the three-month period ended March 31, 2018, the Company recorded an impairment charge of $1.2 million. The Company did not record any impairment charges during the three months ended March 31, 2017.

Goodwill

Goodwill is the excess of the acquisition cost of a business combination over the fair value of the identifiable net assets acquired. Goodwill at March 31, 2018 and December 31, 2017 was $35.2 million and $34.8 million, respectively.  All of the Company’s goodwill is attributable to its Business Services segment.

The following table presents the changes in the carrying amounts of goodwill during the three months ended March 31, 2018:

Balance at December 31, 2017	$34,773,629
Increase in goodwill associated with a business acquisition	408,069
Balance at March 31, 2018	$35,181,698

FUSION CONNECT, INC. AND SUBSIDIARIES

Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances indicate that it is more likely than not that fair value of a reporting unit is below its carrying amount.
The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, however, the impairment loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. The Company did not record any impairment charges related to goodwill during the three months ended March 31, 2018 and 2017.

Advertising and Marketing Costs

Advertising and marketing expenses includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services.  Advertising and marketing expenses were $0.1 million for each of the three months ended March 31, 2018 and 2017. Advertising and marketing expenses are reflected in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2013 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018 and 2017, the Company recognized no adjustments for uncertain tax positions.

Stock-Based Compensation

The Company recognizes expense for its employee stock-based compensation based on the fair value of the awards on the date of grant. The fair values of stock options are estimated on the date of grant using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the input of subjective assumptions. Compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related stock-based compensation award. For transactions in which goods or services are received from non-employees in return for the issuance of equity instruments, the expense is recognized in the period when the goods and services are received at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

New and Recently Adopted Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

FUSION CONNECT, INC. AND SUBSIDIARIES

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

Note 3: Discontinued Operations

On August 26, 2017, the Company and its wholly owned subsidiary, Fusion BCHI Acquisition LLC, a Delaware limited liability company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Birch Communications Holdings, Inc., a Georgia corporation (“Birch”). As part of this Merger Agreement, the Company is required to spin-off or otherwise exit its Carrier Services business segment prior to the closing of the Merger. See "Note 19 - Subsequent Events." Accordingly, the Company determined that the assets and liabilities of its Carrier Services reportable segment met the discontinued operations criteria in ASC 205-20-45 in the quarter ended March 31, 2018. As such, assets, liabilities and results of operations have been classified as discontinued operations for all periods presented in the accompanying Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

Summarized operating results for discontinued operations, for the periods ended March 31, 2018 and 2017, respectively, are as follows:

	For the Three Months Ended March 31,
	2018	2017
Revenues	$9,955,558	$7,330,836
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	9,659,011	7,130,207
Gross profit	296,547	200,629
Depreciation and amortization	1,201	1,200
Selling, general and administrative expenses	461,521	521,213
Total operating expenses	462,722	522,413
Operating loss	(166,175)	(321,784)
Other (expenses) income:
Other (expenses) income, net	-	(39)
Total other expenses	-	(39)
Loss before income taxes	(166,175)	(321,823)
Provision for income taxes	-	-
Net loss	(166,175)	(321,823)

FUSION CONNECT, INC. AND SUBSIDIARIES

The carrying amounts of assets and liabilities for discontinued operations for the periods ended March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017

Cash and cash equivalents	$165,165	$57,552
Accounts receivable, net of allowance for doubtful accounts of
approximately $42,000 and $32,000, respectively	4,099,748	2,328,674
Prepaid expenses and other current assets	4,740	481,727
Total current assets of discontinued operations	4,269,653	2,867,953

Property and equipment, net	16,494	17,695
Security deposits	3,286	3,285
Total non-current assets of discontinued operations	19,780	20,980

Accounts payable and accrued expenses	3,991,463	2,303,122
Related party payable	668,815	790,480
Total current liabilities of discontinued operations	4,660,278	3,093,602

Non-current liabilities	-	-
Total non-current liabilities of discontinued operations	-	-

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and evaluated regularly by a company's chief operating decision maker in deciding how to allocate resources and assess performance. Prior to the spin-off, the Company had two reportable segments – Business Services and Carrier Services. These segments were organized by the products and services that were sold and the customers that were served. The Company measured and evaluated its reportable segments based on revenues and gross profit margins. Because of a spin-off, Carrier Services are reported as Discontinued Operations and Business Services is the only remaining segment. As a result, segment information is no longer presented in a separate footnote.

Note 4. Acquisitions

In January 2018, the Company acquired substantially all of the assets of IQMax, a Charlotte, N.C.-based provider of secure messaging, enterprise data integration and advanced cloud communications solutions. The total consideration for this transaction was $1.0 million, $0.5 million of which was paid with 110,124 shares of Fusion common stock, with the remaining portion of the purchase price, also payable in shares of common stock, due six months from the closing date of the transaction. These shares will remain in escrow until 12 months following the closing of the transaction. The Company also agreed to pay a royalty fee to the seller based on the net revenue in excess of $1.75 million from the annual sales of acquired assets. The estimated present value of the contingent royalty fee of $0.4 million was recognized as a non-current liability in the condensed consolidated balance sheet as of March 31, 2018.

FUSION CONNECT, INC. AND SUBSIDIARIES

The allocation of the purchase price as of the acquisition date is as follows:

		Useful life
		(in years)
Covenant not to compete	$125,000	3
Trademark	16,125	10
Intellectual property	1,017,805	17
Goodwill	408,069
Deferred revenue	(119,921)
Total purchase price	$1,447,078

Note 5. Loss per share

Basic and diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss from continuing operations	$(4,041,602)	$(3,160,125)
Net loss from discontinued operations	(166,175)	(321,823)
Net loss	(4,207,777)	(3,481,948)
Less Net loss attributable to non-controlling interest	66,470	-
Net loss attributable to Fusion Connect, Inc.	(4,141,307)	(3,481,948)
Undeclared dividends on Series A-1, A-2 and A-4 Convertible Preferred Stock	(99,518)	(99,518)
Conversion price reduction on Series B-2 Preferred Stock (see note 14)	-	(623,574)
Series B-2 warrant exchange (see note 14)	-	(347,190)
Dividends declared on Series B-2 Convertible Preferred Stock	(144,064)	(183,827)
Net loss attributable to common stockholders	$(4,384,889)	$(4,736,057)

Denominator
Basic and diluted weighted average common shares outstanding	20,682,262	13,805,133

Loss per share basic and diluted
From continuing operatins	$(0.20)	$(0.32)
From discontinued operations	$(0.01)	$(0.02)

For the three months ended March 31, 2018 and 2017, the following dilutive securities were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Three Months Ended March 31,
	2018	2017
Warrants	1,274,126	1,798,453
Convertible preferred stock	1,265,398	1,375,417
Stock options	1,997,288	1,434,049
	4,536,812	4,607,919

FUSION CONNECT, INC. AND SUBSIDIARIES

The net loss per common share calculation includes a provision for preferred stock dividends on Fusion’s outstanding Series A-1, A-2 and A-4 preferred stock (collectively, the “Series A Preferred Stock”) for the three months ended March 31, 2018 and 2017 of $0.1 million in each period. Through March 31, 2018, the Board of Directors of Fusion has never declared a dividend on any Series A Preferred Stock, resulting in approximately $5.2 million of accumulated preferred stock dividends. See “Note 19 – Subsequent Events”.

The Fusion Board declared dividends on Fusion Series B-2 Cumulative Convertible Preferred Stock (the “Series B-2 Preferred Stock”) of $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. As permitted by the terms of the Series B-2 Preferred Stock, dividends were paid in the form of 3,985 and 71,251 shares of Fusion’s common stock for the three months ended March 31, 2018 and 2017, respectively. See “Note 19 – Subsequent Events”.

Note 6. Intangible Assets

Intangible assets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Trademarks and tradename	$1,109,525	$(715,166)	$394,359	$1,093,400	$(672,314)	$421,086
Proprietary technology	6,798,805	(5,209,277)	1,589,528	5,781,000	(5,005,400)	775,600
Non-compete agreement	12,245,043	(11,758,563)	486,480	12,120,043	(11,701,307)	418,736
Customer relationships	67,614,181	(14,397,003)	53,217,178	67,614,181	(13,073,580)	54,540,601
Favorable lease intangible	-	-	-	218,000	(218,000)	-
Total acquired intangibles	$87,767,554	$(32,080,009)	$55,687,545	$86,826,624	$(30,670,601)	$56,156,023

Amortization expense was $1.6 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. Estimated future aggregate amortization expense is expected to be as follows:

Year	Amortization Expense
remainder of 2018	$4,751,306
2019	5,469,042
2020	5,458,742
2021	5,284,375
2022	4,612,642

Note 7. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
Supplemental Cash Flow Information	2018	2017
Cash paid for interest	$1,961,727	$2,186,314

Supplemental Non-Cash Investing and Financing Activities
Conversion of preferred stock into common stock	$750,000	$2,958,000
Dividend on Series B-2 preferred stock paid with the issuance of Fusion common stock	$19,479	$183,827
Obligations under acquisition	$500,000	$1,350,000
Common stock issued in acquisition	$500,000	$-
Contingent royalty fee	$447,079	-
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents of continuing operations	$30,999,732	$6,627,115
Restricted cash of continuing operations	27,153	27,153
Total cash, cash equivalents and restricted cash of continuing operations	$31,026,885	$6,654,268
Cash and cash equivalents of discontinued operations	165,165	15,038
Total cash, cash equivalants and restricted cash	31,192,050	6,669,306

FUSION CONNECT, INC. AND SUBSIDIARIES

Note 8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Insurance	$69,355	$18,639
Rent	16,326	16,326
Marketing	157,162	55,801
Software subscriptions	646,495	610,191
Comisssions	58,833	46,755
Line costs	391,211	335,978
Other	531,801	525,828
Total	$1,871,183	$1,609,518

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Trade accounts payable	$6,060,192	$7,434,257
Accrued license fees	2,673,648	2,881,331
Accrued sales and federal excise taxes	3,598,141	3,496,697
Deferred revenue	1,517,100	1,283,969
Accrued network costs	1,808,853	1,796,302
Accrued sales commissions	956,150	911,192
Property and other taxes	746,309	759,770
Accrued payroll and vacation	487,711	422,097
Customer deposits	393,868	383,032
Interest payable	7,263	7,263
Credit card payable	135,433	114,209
Accrued USF fees	1,195,512	728,826
Accrued bonus	131,593	333,337
Professional and consulting fees	204,081	171,163
Rent	217,036	163,030
Other	32,555	1,108,968
Total	$20,165,445	$21,995,443

FUSION CONNECT, INC. AND SUBSIDIARIES

Note 10. Equipment Financing Obligations

From time to time, the Company enters into equipment financing or capital lease arrangements to finance the purchase of network hardware and software utilized in its operations. These arrangements require monthly payments over a period of 24 to 48 months with interest rates ranging between 5.3% and 6.6% per annum. The Company’s equipment financing obligations are as follows:

	March 31,	December 31,
	2018	2017
Equipment financing obligations	$1,482,597	$1,797,374
Less current portion	(1,075,252)	(1,206,773)
Long-term portion	$407,345	$590,601

The Company’s payment obligations under its capital leases are as follows:

Year ending December 31:	Principal
remainder of 2018	$891,996
2019	502,589
2020	88,012
$1,482,597

Note 11. Long-Term Debt

Secured Credit Facilities

As of March 31, 2018 and December 31, 2017, secured credit facilities consists of the following:

	March 31,	December 31,
	2018	2017
Term loan	$55,125,000	$61,750,000
Less:
Deferred financing fees	(961,758)	(1,027,332)
Current portion	(6,500,000)	(6,500,000)
Term loan - long-term portion	$47,663,242	$54,222,668

Indebtedness under revolving credit facility	$-	$1,500,000

On November 14, 2016, Fusion NBS Acquisition Corp. (“FNAC”), a wholly-owned subsidiary of Fusion, entered into a credit agreement (the “East West Credit Agreement”) with East West Bank (“EWB”), as administrative agent and the lenders identified therein (collectively the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended FNAC (i) a $65.0 million term loan and (ii) a $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis).

Borrowings under the East West Credit Agreement are evidenced by notes bearing interest at rates computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by FNAC. Interest on borrowings that FNAC designates as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that FNAC designates as “LIBOR rate” loans bear interest at the LIBOR rate of interest published by the Wall Street Journal, plus 5% per annum. The current interest rate is 6.75% per annum.

Effective January 1, 2018, the Company is required to make monthly principal payments in the amount of $541,667 until the November 12, 2021 maturity date of the term loan, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. At March 31, 2018 and December 31, 2017, $0 and $1.5 million, respectively, was outstanding under the revolving credit facility.

FUSION CONNECT, INC. AND SUBSIDIARIES

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

●
The Company granted the lenders security interests on all of its assets, as well as its membership interest in FGS and the capital stock of FNAC and each of its subsidiaries.

●
Fusion and its subsidiaries (and future subsidiaries of both) other than FNAC and FGS have guaranteed FNAC’s obligations, including FNAC’s repayment obligations thereunder.

At March 31, 2018 and December 31, 2017, the Company was in compliance with all of the financial covenants contained in the East West Credit Agreement. See “Note 19 – Subsequent Events”.

Notes Payable – Non-Related Parties

At March 31, 2018 and December 31, 2017, notes payable – non-related parties consists of the following:

	March 31,	December 31,
	2018	2017
Subordinated notes	$33,588,717	$33,588,717
Discount on subordinated notes	(958,052)	(1,040,167)
Deferred financing fees	(547,111)	(595,387)
Total notes payable - non-related parties	32,083,554	31,953,163
Less: current portion	-	-
Long-term portion	$32,083,554	$31,953,163

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

Under the terms of the Praesidian Facility, the maturity date of the SPA Notes is May 12, 2022, no payments of principal are due until the maturity date, and the financial covenants contained in the Praesidian Facility are substantially similar to those contained in the East West Credit Agreement. In connection with the execution of the Praesidian Facility, the Praesidian Lenders entered into a subordination agreement with the East West Lenders pursuant to which the Praesidian Lenders have subordinated their right to payment under the Praesidian Facility and the SPA Notes to repayment of the Company’s obligations under the East West Credit Agreement. At March 31, 2018 and December 31, 2017, the Company was in compliance with all of the financial covenants contained in the Praesidian Facility. See “Note 19 – Subsequent Events”.

FUSION CONNECT, INC. AND SUBSIDIARIES

Notes Payable – Related Parties

At March 31, 2018 and December 31, 2017, the Company had $0.9 million of outstanding notes payable due to Marvin Rosen, the Chairman of Fusion’s Board of Directors. These notes are subordinated to borrowings under the East West Credit Agreement and the Praesidian Facility. The notes are unsecured, pay interest monthly at an annual rate of 7%, and mature 120 days after the Company’s obligations under the East West Credit Agreement and the Praesidian Facility are paid in full. See “Note 19 – Subsequent Events”.

Note 12. Obligations Under Asset Purchase Agreements

In connection with certain acquisitions and asset purchases completed by the Company during 2016, 2017 and 2018, the Company has various obligations to the sellers, mainly for payments of portions of the purchase price that have been deferred under the terms of the respective asset purchase agreements. Such obligations to sellers or other parties associated with these transactions as of March 31, 2018 and December 31, 2017 are as follows:
	March 31,	December 31,
	2018	2017
Customer base acquisitions	$253,380	$450,000
IQMax	947,079	-
	1,200,459	450,000
Less current portion	(723,297)	(227,760)
Long-term portion	$477,162	$222,240

Note 13. Derivative Liability

Fusion has issued warrants to purchase shares of its common stock in connection with certain debt and equity financing transactions. These warrants are accounted for in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging. For warrant instruments that are not deemed to be indexed to Fusion’s common stock, the Company classifies such instruments as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrant is exercised or expires, and any change in fair value is recognized in the Company’s statement of operations. At March 31, 2018, Fusion had 203,647 warrants outstanding which provide for a downward adjustment of the exercise price if Fusion were to issue common stock at an issuance price, or issue convertible debt or warrants with a conversion or exercise price, that is less than the exercise price of these warrants. During the three months ended March 31, 2018, 37,120 warrants were exercised, resulting in a reclassification to equity in the amount of $0.1 million. During the three months ended March 31, 2017, 12,800 of these warrants were exercised, and $13,000 was reclassified from the Company’s derivative liability into equity.

The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion common stock. The following weighted average assumptions were used to determine the fair value of the warrants for the three months ended March 31, 2018 and 2017:
	Three months ended March 31,
	2018	2017
Stock price ($)	4.85	2.37
Adjusted Exercise price ($)	2.34	2.34
Risk-free interest rate (%)	2.09	2.23
Expected volatility (%)	86.90	74.40
Time to maturity (years)	1.00	1.75

At March 31, 2018 and December 31, 2017, the fair value of the derivative was $0.6 million and $0.9 million, respectively. For the three months ended March 31, 2018, the Company recognized a gain on the change in fair value of the derivative of $0.2 million, and for the three months ended March 31, 2017, the Company recognized a loss on the change in fair value of the derivative in the amount of $40,000.

Note 14. Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for public companies for years ending after December 15, 2017, with early adoption permitted. In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards became effective for the Company beginning with the first quarter of 2018.

FUSION CONNECT, INC. AND SUBSIDIARIES

The Company adopted ASC 606 using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of shareholders’ equity at January 1, 2018. The historical periods have not been adjusted and continue to be reported under ASC 605 “Revenue Recognition”.

The following table includes information for the transition adjustment recorded as of January 1, 2018 to record the cumulative impact of adoption of ASC 606:

	Balance as of	ASC 606	Balance as of
	December 31, 2017	Transition Adjustment	January 1, 2018
Assets
Deferred installation costs, current	$-	$783,667	$783,667
Deferred installation costs, non-current	-	1,125,414	1,125,414
	-	1,909,081	1,909,081
Liabilities
Deferred installation revenue, current	-	(785,740)	(785,740)
Deferred installation revenue, non-current	-	(1,036,657)	(1,036,657)
	-	(1,822,397)	(1,822,397)
Stockholders' Equity
Accumulated deficit	$-	$86,684	$86,684

Under this new guidance, the Company recognizes revenue when its customer obtains control of promised services, in an amount that reflects the consideration which the Company expects to receive in exchange for those services. To determine whether arrangements are within the scope of this new guidance, the Company performs the following five steps: (i) identifies the contract with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Company satisfies its performance obligation. The details of changes under the new guidance are as follow:

Contract Acquisition Costs
Under ASC 606, certain costs to acquire customers must be deferred and amortized over the related contract period of expected customer life. For the Company, this includes certain commissions paid to acquire new customers. Beginning January 1, 2018, commissions attributable to new customer contracts are being deferred and amortized into expense. Historically, these acquisition costs were expensed as incurred. The Company determined that incremental commissions paid as a result of acquiring customers are recoverable and, therefore, as part of the transition adjustment above, current deferred installation costs of $784,000 and non-current deferred installation costs of $1,125,000 were capitalized. For the three months ended March 31, 2018, the Company capitalized a total of $209,000 and amortized $217,000 of commissions. As of March 31, 2018, the Company recorded a total of $798,000 of current deferred installation costs and $1,103,000 of non-current deferred installation costs in its consolidated balance sheet.

Installation Revenues
Under ASC 606, certain installation fees charged to the customers did not represent separate performance obligations and, as a result, these fees must be deferred and recognized over the related contract period of expected customer life. Beginning January 1, 2018, installation revenues attributable to the customer contracts are being deferred and amortized into revenue. Historically, these revenues were recognized when completed. As part of the transition adjustment above, the Company recorded a total of $786,000 of current deferred installation revenue and $1,036,000 of non-current deferred installation revenue at January 1, 2018. For the three months ended March 31, 2018, the Company deferred a total of $225,000 and recognized $221,000 of installation revenue. As of March 31, 2018, the Company recorded a total of $797,000 of current deferred installation revenue and $1,029,000 of non-current deferred installation revenue on our consolidated balance sheet.

The following table summarize the impacts of adopting ASC 606 on Company’s consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2018:

FUSION CONNECT, INC. AND SUBSIDIARIES

	March 31, 2018
			Impact of
	As reported	Previous guidance	Adoption of ASC 606
Assets
Deferred installation costs, current	$798,166	$-	$798,166
Deferred installation costs, non-current	1,102,648	-	1,102,648
	1,900,814	-	1,900,814
Liabilities
Deferred installation revenue, current	(797,332)	-	$(797,332)
Deferred installation revenue, non-current	(1,029,445)	-	(1,029,445)
	(1,826,777)	-	(1,826,777)
Stockholders' Equity
Accumulated deficit	$(201,318,706)	$(201,244,669)	$(74,037)

	For the three months ended March 31, 2018
			Impact of
	As reported	Previous guidance	Adoption of ASC 606

Revenues	$29,038,043	$29,042,422	$(4,379)
Selling, general and administrative	(13,947,995)	(13,939,728)	(8,267)
Net Impact	$15,090,048	$15,102,694	$(12,646)

The impact of adoption of ASC 606 on net income, basic and diluted net loss per share, consolidated statement of operations and the consolidated statement of cash flows were not material for the three months ended March 31, 2018.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Deferred installation	Deferred installation	Net
	revenue	costs

2018 (remaining nine months)	$616,688	$(614,571)	$2,117
2019	634,105	(663,614)	(29,509)
2020	405,576	(459,859)	(54,283)
2021 and thereafter	170,408	(162,770)	7,638
	$1,826,777	$(1,900,814)	$(74,037)

Summary of disaggregated revenue for the three months periods ended March 31, 2018 and 2017 is as follows:

Revenue category	For the three months ended March 31, 2018			For ther three
			Impact of	months ended
	As reported	Previous guidance	Adoption of ASC 606	March 31, 2017
Monthly recurring	$24,313,686	$24,313,686	$-	24,721,490
Usage and other	4,473,467	4,473,467	-	3,444,654
Installation	250,890	255,269	(4,379)	314,895
Total revenue	$29,038,043	$29,042,422	$(4,379)	$28,481,039

Note 15. Equity Transactions

Common Stock

Fusion is authorized to issue 150,000,000 shares of common stock. As of March 31, 2018 and December 31, 2017, 23,847,140 and 14,980,756 shares of its common stock, respectively, were issued and outstanding. See “Note 19 – Subsequent Events”.

In February 2018, the Company completed an underwritten public offering whereby Fusion issued 8,625,000 shares of its common stock and received net proceeds of $38.2 million. The proceeds from this offering are being used to pay down certain indebtedness and for general corporate purposes.

FUSION CONNECT, INC. AND SUBSIDIARIES

During the three months ended March 31, 2018, Fusion issued 27,275 shares of common stock upon the exercise of outstanding warrants, and declared dividends of $144,000 on the Series B-2 Preferred Stock, which was paid in the form of 3,985 shares of Fusion common stock.

In March 2017, the Company entered into exchange agreements with certain holders of its outstanding warrants whereby the outstanding warrants were exchanged for new warrants (the “2017 Warrants”), which warrants permitted the holders to exercise and purchase, for a limited period of 60 days, unregistered shares of Fusion common stock at a discount of up to 10% below the closing bid price of the common stock at the time of exercise but in no event at a price of less than $1.95 per share. In connection with these exchange agreements, the warrant holders exercised warrants to purchase 374,556 shares of common stock on March 31, 2017 at an exercise price of $2.09 per share. The Company received proceeds from the exercise of the 2017 Warrants in the amount of $0.8 million, which will be used for general corporate purposes. All of the 2017 Warrants were immediately exercised and none remained outstanding as of March 31, 2017. As a result of the exchange, the Company recorded a preferred stock dividend in the amount of $0.3 million for the difference in fair value of the warrants that were exchanged (see note 5).

Preferred Stock

Fusion is authorized to issue up to 10,000,000 shares of preferred stock. As of March 31, 2018 and December 31, 2017, there were 5,045 shares of Series A Preferred Stock issued and outstanding. In addition, there were 8,421 and 9,171 shares of Series B-2 Preferred Stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. See “Note 19 – Subsequent Events”.

During the three months ended March 31, 2018, 750 shares of Series B-2 Preferred stock were converted into 100,000 shares of Fusion common stock.

On March 31, 2017, the Company agreed with certain holders of its Series B-2 Preferred Stock to convert their shares of Series B-2 Preferred Stock into shares of Fusion common stock at a conversion price of $4.50 per share (a three dollar reduction from the specified conversion price). As a result, 2,958 shares of Series B-2 Preferred Stock were converted into a total of 657,777 shares of Fusion common stock, and the Company recorded a preferred stock dividend of $0.6 million for the value of the incremental number of common shares issued in connection with the reduction in the conversion price of the Series B-2 Preferred Stock (see note 5).

The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 8% per annum payable in arrears, when and if declared by Fusion’s Board, on January 1 of each year. As of March 31, 2018, no dividends have been declared with respect to the Series A Preferred Stock (see note 5). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative dividend of 6% per annum payable quarterly in arrears when and if declared by Fusion’s Board, in cash or shares of Fusion common stock, at the option of the Company (see note 5).

Stock Options

Fusion's 2016 equity incentive plan reserves a number of shares of common stock equal to 10% of Fusion common stock outstanding from time to time on a fully diluted basis, adjusted upward for the number of shares available for grant under Fusion’s 2009 stock option plan plus the number of shares covered by options granted under the 2009 plan that expire without being exercised. The 2016 equity incentive plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance share units to employees, officers, non-employee directors of, and consultants to the Company. Options issued under the various Fusion plans typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

The following assumptions were used to determine the fair value of the stock options granted under Fusion’s stock-based compensation plans using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2018	2017
Dividend yield	0.0%	0.0%
Expected volatility	92.40%	92.40%
Average Risk-free interest rate	2.56%	2.27%
Expected life of stock option term (years)	8.00	8.00

FUSION CONNECT, INC. AND SUBSIDIARIES

The Company recognized compensation expense of $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses in the condensed consolidated interim statements of operations.

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2017	2,011,952	$3.57
Granted	4,800	5.48
Exercised	-	-
Forfeited	(1,500)	2.55
Expired	(17,964)	14.57
Outstanding at March 31, 2018	1,997,288	3.48	8.09
Exercisable at March 31, 2018	1,416,765	4.04	7.92

As of March 31, 2018, the Company had approximately $0.9 million of unrecognized compensation expense related to stock options granted under the Company’s stock-based compensation plans, which is expected to be recognized over a weighted-average period of 1.7 years.

Note 16. Commitments and Contingencies

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. Defending such proceedings can be costly and can impose a significant burden on management and employees. As of March 31, 2018, the Company does not expect that the outcome of any such claims or actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition.

The Company underwent a compliance audit for the use of certain software licenses by one of the Company’s recently acquired businesses. The Company is negotiating with the software vendor with regard to a settlement and based upon correspondence and conversations with the vendor, the Company has recorded an accrual in accounts payable and accrued expenses in the accompanying consolidated balance sheet. There can be no assurances that this matter will be settled and, if settled, the amount that we would pay in any such settlement.

Note 17. Related Party Transactions

Since March 6, 2014, the Company has engaged a tax advisor to prepare its tax returns and to provide related tax advisory services. The Company was billed $0 and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, by this firm. Larry Blum, a member of Fusion’s Board of Directors, is a Senior Advisor to, and a former partner of, this firm.

The Company has also issued notes payable to Marvin Rosen (see note 10). See “Note 19 – Subsequent Events”.

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

FUSION CONNECT, INC. AND SUBSIDIARIES

Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3—No observable pricing inputs in the market

The following table represents the liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of March 31, 2018
Current liabilities:
Contingent purchase price liability	-	-	$223,297	$223,297
Non-current liabilities:
Contingent purchase price liability	-	-	$477,162	$477,162
Derivative liability (see note 13)	-	-	$586,197	$586,197
As of December 31, 2017
Current liabilities:
Contingent purchase price liability	-	-	$227,760	$227,760
Non-current liabilities:
Contingent purchase price liability	-	-	$222,240	$222,240
Derivative liability (see note 13)	-	-	$872,900	$872,900

Changes in the derivative warrant liability for the three months ended March 31, 2018 are as follows:

Balance at December 31, 2017	$872,900
Change for the period:
Change in fair value included in net loss	(194,312)
Warrant exercises (see note 13)	(92,391)
Balance at March 31, 2018	$586,197

Note 19. Subsequent Events

Completion of the Acquisition of Birch Communications

On May 4, 2018 (the “Closing Date”), Fusion completed the various transactions contemplated by the Merger Agreement. As contemplated by the Merger Agreement, on the Closing Date, Birch merged with and into Merger Sub, with Merger Sub surviving the merger as a wholly-owned subsidiary of Fusion.

On the Closing Date, all of the outstanding shares of common stock, par value $0.01 per share, of Birch (other than treasury shares or shares owned of record by any Birch subsidiary) were cancelled and converted into the right to receive, in the aggregate, 49,896,310 shares (the “Merger Shares”) of Fusion Common Stock. Pursuant to subscription agreements executed by each of the shareholders of Birch, the Merger Shares were issued in the name of, and are now held by, BCHI Holdings, LLC, a Georgia limited liability company owned by the former shareholders of Birch.

Carrier Spin-Off

On the Closing Date, Fusion entered into a Membership Interest Purchase and Sale Agreement (the “Membership Sale Agreement”) with XComIP pursuant to which Fusion transferred its sixty percent (60%) membership interest in FGS to XComIP in exchange for a right to receive: (i) sixty percent (60%) of the Net Profits (as defined in the Membership Sale Agreement) of FGS; (ii) sixty percent (60%) of any distributions being made by FGS to its members only to the extent such amounts are not distributed as part of the distribution of Net Profits; and (iii) sixty percent (60%) of the net proceeds received by the members from a sale of FGS to a third party.

FUSION CONNECT, INC. AND SUBSIDIARIES

Senior Secured Credit Facilities

On the Closing Date, Fusion entered into a First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement”) with Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (in such capacities, the “First Lien Agent”), the lenders party thereto (the “First Lien Lenders”), and all of the U.S.-based subsidiaries of Fusion, as guarantors thereunder (the “Guarantors”), pursuant to which the First Lien Lenders extended (a) term loans to Fusion in an aggregate principal amount of $555,000,000, consisting of the “Tranche A Term Loan” and “Tranche B Term Loan,” in an aggregate principal amount of $45,000,000 and $510,000,000, respectively (collectively, the “First Lien Term Loan”), and (b) a revolving facility in an aggregate principal amount of $40,000,000 (the “Revolving Facility”, and together with the First Lien Term Loan, the “First Lien Facility”). Borrowings under the First Lien Credit Agreement are computed based upon either the then current “base rate” of interest or “LIBOR” rate of interest, as selected by Fusion at the time of its borrowings. The Tranche A Term Loan has an original issue discount of 0.5%. The Tranche B Term Loan has an original issue discount of 4%, except for the $170 million portion of the Tranche B Term Loan made by one lender and certain of its affiliates, which has an original issue discount of 9%, for a blended original issue discount of approximately 5.67%. The Tranche A Term Loan and the Revolving Facility mature on the fourth anniversary of the Closing Date and the Tranche B Term Loan matures on the fifth anniversary of the Closing Date. The Guarantors guaranty the obligations of Fusion under the First Lien Credit Agreement.

In addition, Fusion simultaneously entered into a Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement”, and with the First Lien Credit Agreement, the “Credit Agreements”), by and among Fusion, the Guarantors, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (in such capacities, the “Second Lien Agent”, and together with the First Lien Agent, collectively the “Agents”), and the lenders party thereto (the “Second Lien Lenders”, and together with the First Lien Lenders, the “Lenders”), pursuant to which the Second Lien Lenders extended a term loan in the aggregate principal amount of $85,000,000 (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the “Term Loans”, and collectively with the First Lien Facility, the “Credit Facilities”). Borrowings under the Second Lien Credit Agreement are computed based upon either the then current “base” rate of interest or “LIBOR” rate of interest, as selected by Fusion at the time of its borrowings. The Second Lien Term Loan has an original issue discount of 4.00%, and it matures 5.5 years from the Closing Date. The Guarantors guaranty the obligations of Fusion under the Second Lien Credit Agreement. The Credit Facilities may be prepaid, in whole or in part, subject to specified prepayment premiums.

Under the Credit Agreements, Fusion is subject to a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to its obligations to the Lenders, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. Furthermore, Fusion is required to comply with various financial covenants, including net leverage ratio, fixed charge coverage ratio and maximum levels of consolidated capital expenditures; and its failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of its indebtedness.

The proceeds of the Term Loans have been used, in part, to refinance all of the existing indebtedness of Fusion and its subsidiaries (including Birch), under (i) the East West Bank Credit Agreement; (ii) the Praesidian Facility; and (iii) the Credit Agreement, dated as of July 18, 2014, among Birch Communications Holdings, Inc., Birch Communications, Inc., Cbeyond, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent. In addition, the Term Loans were used to repay, in full, approximately $929,000 of indebtedness under that certain Second Amended and Restated Unsecured Promissory Note, dated November 14, 2016, payable by Fusion to Marvin Rosen. The proceeds were also be used to pay the fees and expenses associated with the Birch Merger and related transactions, including in connection with the Credit Facilities.

The Term Loans were also used to make a prepayment of an aggregate of approximately $3.0 million of indebtedness of Birch under the subordinated notes each dated October 28, 2016, in favor of Holcombe T. Green, Jr., R. Kirby Godsey and the Holcombe T. Green, Jr. 2013 Five-Year Annuity Trust. The remaining indebtedness thereunder is evidenced after the closing of the Birch Merger by Amended and Restated Subordinated Notes, dated as of the Closing Date, made by BCHI Merger Sub (as successor in interest to Birch pursuant to the Birch Merger) with an aggregate principal amount of $3.3 million (the “Bircan Notes”). The Bircan Notes each have an interest rate of 12% per annum, and are amortized in three equal installments, to be paid off completely in March 2019, with interest due in quarterly installments. The indebtedness under the Bircan Notes is unsecured, and obligations thereunder are subordinated to the Credit Facilities.

In addition, $62,000,000 of the Tranche B Term Loan under the First Lien Credit Agreement has been deposited in a deposit account with EWB, which account is subject to the terms of a deposit account control agreement by and among Fusion, EWB, and the First Lien Agent. The amounts deposited in this account will be used by Fusion to pay the Purchase Price (as defined below) for MegaPath Holdings Corporation (“MegaPath”). If the MegaPath Merger (as defined below) is not completed by August 4, 2018, such funds must be used to prepay the Tranche B Term Loan under the First Lien Credit Agreement.

FUSION CONNECT, INC. AND SUBSIDIARIES

Green Subordinated Note

At Closing, Holcombe T. Green, Jr. made an additional loan to Fusion in the principal amount of $10,000,000, which is evidenced by a Subordinated Promissory Note, dated the Closing Date (the “Green Note”), that Fusion delivered to Mr. Green. The Green Note has an interest rate of 13% per annum and an original issue discount of 4%, and it matures on the date which is 91 days after the maturity date of the Second Lien Term Loan. Until the maturity date of the Green Note, only interest is due thereunder, in quarterly payments. The indebtedness under the Green Note is unsecured, and obligations thereunder are subordinated to the Credit Facilities.

Vector Subordinated Note

In connection with its participation in the Tranche B Term Loan under the First Lien Credit Agreement, Vector Fusion Holdings (Cayman), Ltd. (“Vector”) entered into a separate credit agreement (the “Vector Credit Agreement”) with Goldman Sachs & Co., as administrative agent and lender, and U.S. Bank National Association, as collateral agent and collateral custodian, pursuant to which Vector borrowed funds from Goldman Sachs, the proceeds of which were used to purchase Tranche B Term Loans under the First Lien Credit Agreement. In connection therewith, Vector issued to Fusion, and Fusion bought from Vector using proceeds of the various financing transactions consummated on the Closing Date, a $25,000,000 unsecured subordinated note (the “Vector Note”). The Vector Note bears interest at the rate earned by the bank account in which the proceeds of the Vector Note will be deposited and matures on May 3, 2024. The Vector Note is subordinate in right of payment to Vector’s loan from Goldman Sachs& Co. Other than payments permitted under certain limited circumstances set forth in the Vector Credit Agreement, Fusion is not entitled to any distribution on account of the principal, premium or interest or any other amount in respect of the Vector Note until all amounts owed by Vector under the Vector Credit Agreement are paid in full. Similarly, while Fusion has the right to declare obligations due under the Vector Note to be immediately due and payable upon the occurrence of an event of default (including, without limitation, in the event of any insolvency, bankruptcy or liquidation or Vector), Fusion will not be entitled to receive any payment on account of the Vector Note until Vector’s obligations under the Senior Credit Agreement are paid in full. Fusion pledged the Vector Note as security for its obligations under the Credit Agreements.

Private Placements of Common Stock

On the Closing Date, Fusion entered into and consummated the sale of shares of Fusion common stock under three separate common stock purchase agreements. Specifically, Fusion issued and sold (i) 952,382 shares of Fusion common stock, for an aggregate purchase price of approximately $5,000,000, to North Haven Credit Partners II L.P., one of the First Lien Lenders under the Tranche B Term Loan, which is managed by Morgan Stanley Credit Partners; (ii) 380,953 shares of Fusion common stock, for an aggregate purchase price of approximately $2,000,000, to Aetna Life Insurance Company; and (iii) 190,477 shares of Fusion common stock, for an aggregate purchase price of approximately $1,000,000, to Backcast Credit Opportunities Fund I, L.P. These shares of common stock were sold in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”) pursuant to Section 4(a)(2) thereunder.

Private Placement of Series D Preferred Stock

On the Closing Date, Fusion entered into a preferred stock purchase agreement with Holcombe T. Green, Jr. pursuant to which it issued and sold to Mr. Green 15,000 shares of Series D Cumulative Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”) of Fusion, for an aggregate purchase price of $14,700,000. The Series D Preferred Stock has a stated value of $15,000,000. The Series D Preferred Shares were sold in reliance upon the exemptions from the registration requirements under the Securities Act pursuant to Section 4(a)(2) thereunder. The Series D Preferred Stock accrues dividends when, as and if declared by the Fusion Board at an annual rate of twelve percent (12%) per annum, payable monthly in arrears on a cumulative basis.

MegaPath Merger Agreement

On May 4, 2018, Fusion, and its wholly owned subsidiary, Fusion MPHC Acquisition Corp., a Delaware corporation (“MPHC Merger Sub”), entered into an Agreement and Plan of Merger (the “MegaPath Merger Agreement”), with MegaPath and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the stockholders and optionholders of MegaPath. The MegaPath Merger Agreement, provides, among other things, that upon the terms and conditions set forth therein, MPHC Merger Sub will merge with and into MPHC Merger Sub, with MegaPath surviving the MegaPath Merger and continuing as a wholly-owned subsidiary of Fusion. The purchase price for MegaPath is $71,500,000 (the “Purchase Price”), up to $10,000,000 of which may be paid by Fusion, at its option, in shares of Fusion’s common stock. The Purchase Price is subject to a working capital adjustment as well as a reduction for certain transaction expenses and any outstanding indebtedness of MegaPath as of the closing of the MegaPath Merger, in each case, as provided in the MegaPath Merger Agreement. At closing, $2,500,000 of the Purchase Price will be deposited in an escrow account held by Citibank, N.A., as escrow agent, for one (1) year, to secure indemnification obligations in favor of Fusion under the MegaPath Merger Agreement.

A full description of each of the foregoing events is contained in our Current Report on Form 8-K which was filed with the Securities and Exchange Commission on May 10, 2018.

FUSION CONNECT, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s 2017 Form 10-K.

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “plans,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. The primary risk of the Company is its ability to attract new capital to execute its comprehensive business strategy. There may be additional risks associated with the integration of businesses following an acquisition, the Company’s ability to comply with the terms of its credit facilities, competitors with broader product lines and greater resources, emergence into new markets, natural disasters, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by the Company from time to time in its filings with the SEC. However, the risks included should not be assumed to be the only risks that could affect future performance. All forward-looking statements included are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

We continue to focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art network and advanced services platforms.  Our vertically oriented solutions, which are currently focused on healthcare, legal, hospitality and real estate, offer a substantial opportunity to gain additional market share.   We intend to accelerate the growth of our business with the goal of increasing the portion of our total revenue derived from this higher margin.

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

FUSION CONNECT, INC. AND SUBSIDIARIES

We have identified the policies and significant estimation processes discussed below as critical to our operations and to an understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included in the 2017 Form 10-K.

Revenue Recognition

We recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. We use a five-step approach for recognizing revenue: (i) identification of the contract, (ii) identification of the performance obligations, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue as the entity satisfies the performance obligations. These criteria for revenue recognition may require a company to use more judgment and make more estimates. We record provisions against revenue for billing adjustments, which are based upon estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued and current economic trends.  The provisions for revenue adjustments are recorded as a reduction of revenue at the time revenue is recognized.

As a result of the adoption of ASC 606 effective January 1, 2018, we now defer certain installation revenues and installation costs and recognize these revenues and costs ratable over 48-month period. The implementation impact of ASC 606 is not material to the Company’s financial statements.

Our revenue includes monthly recurring charges (“MRC”) to customers for whom services are contracted over a specified period of time, and variable usage fees charged to customers that purchase our business products and services.  Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer.  MRC continues until the expiration of the contract, or until cancellation of the service by the customer.  To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

Cost of Revenues

Our cost of revenues include the MRC associated with certain platform services purchased from other service providers, the MRC associated with private line services and the cost of broadband Internet access used to provide service to these business customers.

Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses, approximates their fair values due to their short term nature.  Some of the warrants issued in conjunction with the issuance of our debt and equity securities are accounted for in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.  For these warrant instruments that are not deemed to be indexed to Fusion’s stock, we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the underlying warrants are exercised or as they expire, and any change in fair value is recognized in our statement of operations.  The fair values of these warrants have been estimated using option pricing and other valuation models, and the quoted market price of Fusion common stock.

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

FUSION CONNECT, INC. AND SUBSIDIARIES

Impairment testing for goodwill is performed in the fourth fiscal quarter of each year.  The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  We have determined that our reporting units are our operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is available.  The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether a quantitative analysis is necessary. We recorded an impairment charge of $1.2 million in the three months ended March 31, 2018. The Company did not record any impairment charges during the three months ended March 31, 2017.

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

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue: (i) identification of the contract, (ii) identification of the performance obligations, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue as the entity satisfies the performance obligations. The new criteria for revenue recognition may require a company to use more judgment and make more estimates than under the current guidance. The new guidance became effective in calendar year 2018. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards became effective for the Company beginning with the first quarter of 2018.

FUSION CONNECT, INC. AND SUBSIDIARIES

We adopted the new standard and related updates effective January 1, 2018, using the modified retrospective method of adoption. Adoption of this standard resulted in an adjustment to our accumulated deficit in the amount of $0.1 million.

 RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2018 and 2017:

	2018		2017
	$	%	$	%
Revenues	$29,038,043	100.0	$28,481,039	100.0
Cost of revenues *	12,918,895	44.5	12,140,707	42.6
Gross profit	16,119,148	55.5	16,340,332	57.4
Depreciation and amortization	3,135,779	10.8	3,835,948	13.5
Selling, general and administrative expenses	13,947,995	48.0	13,613,661	47.8
Impariment charge	1,195,837	4.1	-	-
Total operating expenses	18,279,611	63.0	17,449,609	61.3
Operating loss	(2,160,463)	(7.4)	(1,109,277)	(3.9)
Other (expenses) income:
Interest expense	(2,147,775)	(7.4)	(2,092,312)	(7.3)
Gain (loss) on change in fair value of derivative liability	194,312	0.7	(40,445)	(0.1)
Loss on disposal of property and equipment	(3,184)	(0.0)	(26,800)	(0.1)
Other income, net	89,558	0.3	116,520	0.4
Total other expenses	(1,867,089)	(6.4)	(2,043,037)	(7.2)
Loss before income taxes	(4,027,552)	(13.9)	(3,152,314)	(11.1)
Provision for income taxes	(14,050)	(0.0)	(7,811)	(0.0)
Net loss from contining operations	$(4,041,602)	(13.9)	$(3,160,125)	(11.1)
Net loss from discontinued operations	(166,175)	(0.6)	(321,823)	(1.1)
Net loss	$(4,207,777)	(14.5)	$(3,481,948)	(12.2)

*Exclusive of depreciation and amortization, shown separately.

Revenues

Consolidated revenues were $29.0 million for the three months ended March 31, 2018, as compared to $28.5 million for the three months ended March 31, 2017, an increase of $0.5 million, or 2%. The increase is primarily attributable to revenue derived from the customer base acquired in March 2017. Only one month of revenue was included in Q1 2017 as opposed to three months in Q1 2018.

Cost of Revenues and Gross Profit

Cost of revenues was $12.9 million for the three months ended March 31, 2018, as compared to $12.1 million for the three months ended March 31, 2017.

Gross margin was 55.5% for the three months ended March 31, 2018, as compared to 57.4% for the three months ended March 31, 2017.

The increase in cost of revenue and decrease in gross margin was mainly due to higher circuit costs and lower margins from the customer base acquired in March 2017.

Depreciation and Amortization

Depreciation and amortization expense was $3.1 million for the three months ended March 31, 2018, as compared to $3.8 million for the same period of 2017. The decrease is primarily due to certain of our intangible assets becoming fully amortized and, to a lesser extent, some of our property and equipment becoming fully depreciated.

FUSION CONNECT, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2018 was $14.0 million, as compared to $13.6 million for the three months ended March 31, 2017. This increase is driven primarily by higher sales commissions resulting from the customer base acquisition and an increase of $0.2 million in transaction costs associated with an announced acquisition of Birch Communications Holdings, Inc., as these costs are expensed as incurred.

Impairment Charge

During the three months ended March 31, 2018, we recorded an impairment charge on some of our property and equipment in the amount of $1.2 million, with no comparable charge in the first three months of 2017.

Operating Loss

Our operating loss of $2.2 million for the three months ended March 31, 2018 represents an increase of approximately $1.1 million from the operating loss for the three months ended March 31, 2017. The increase is mainly due to the 2018 impairment charge.

Other Expenses
Other expenses, which includes interest expense, gains and losses on the change in fair value of the Company’s derivative liability, loss on the disposal of property and equipment and miscellaneous income and expense, was $1.9 million for the three months ended March 31, 2018, as compared to $2.0 million for the three months ended March 31, 2017. The decrease is mainly due to a gain on change in fair value of the derivative liability in 2018 of $0.2 million, as compared to a loss of $40,000 during the first quarter of 2017. Interest expense of $2.1 million for the three months ended March 31, 2018 was largely unchanged from the same period a year ago.

Net Loss from continuing operations

Our net loss from continuing operations for the three months ended March 31, 2018 was $4.0 million, as compared to $3.1 million for the three months ended March 31, 2017. The increase in net loss was mainly due to the increase in operating loss, partially offset by a decrease in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant net losses. At March 31, 2018, we had working capital of $13.2 million and stockholders’ equity of $33.8 million. At December 31, 2017, we had a working capital deficit of $15.4 million and a stockholders’ deficit of $1.3 million. Our consolidated cash balance at March 31, 2018 was $31.0 million. While our management projects that we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may be required to either raise additional capital, limit our discretionary capital expenditures or borrow amounts available under our revolving credit facility to support our business plan. There is currently no commitment for additional funding of operations and there can be no assurances funds will be available on terms that are acceptable to us, or at all. See “Note 19 – Subsequent Events”.

In February 2018, we completed an underwritten public offering whereby Fusion issued 8,625,000 shares of its common stock and received net proceeds of $38.2 million. The proceeds from this offering are being used to pay down certain indebtedness and for general corporate purposes.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the further expansion of our business. Subject to the rights of holders of our outstanding preferred stock, any future determination to pay dividends is at the discretion of Fusion’s Board, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our then existing credit facilities, limitations under Delaware law and other factors that Fusion’s Board and senior management consider appropriate.

The holders of our Series B-2 Preferred Stock are entitled to receive quarterly dividends at an annual rate of 6%. These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of Fusion common stock. For the three months ended March 31, 2018 we declared dividends of $144,000 on the Series B-2 Preferred Stock, which, as permitted by the terms of such Series, was paid in the form of 3,985 shares of Fusion common stock.

FUSION CONNECT, INC. AND SUBSIDIARIES

For the past several years we have relied primarily on the sale of Fusion’s equity securities and the cash generated from our Business Services segment to fund our operations, and we issued additional debt to fund our acquisitions and growth strategy. On November 14, 2016, contemporaneously with an acquisition, we entered into a credit agreement (the “East West Credit Agreement”) with East West Bank, as administrative agent and the lenders identified therein (collectively the “East West Lenders”). Under the East West Credit Agreement, the East West Lenders extended us a (i) $65.0 million term loan and (ii) $5.0 million revolving credit facility (which includes up to $4 million in “swingline” loans that may be accessed on a short-term basis). The proceeds of the term loan were used to retire the $40 million that was outstanding under a previously existing credit facility, and to fund the cash portion of the purchase price of the Apptix acquisition in the amount of $23.1 million. See “Note 19 – Subsequent Events”.

Borrowings under the East West Credit Agreement are evidenced by notes bearing interest at rates to be computed based upon either the then current “prime” rate of interest or “LIBOR” rate of interest, as selected by us at the time of borrowing. Interest on borrowings that we designate as “base rate” loans bear interest at the greater of the prime rate published by the Wall Street Journal or 3.25% per annum, in each case plus 2% per annum. Interest on borrowings that we designate as “LIBOR rate” loans bear interest at the LIBOR rate published by the Wall Street Journal, plus 5% per annum. The current interest rate is 6.75% per annum.

We are required to repay the term loan in equal monthly payments of $541,667 until the maturity date of the term loan on November 12, 2021, when the remaining $36.8 million of principal is due. Borrowings under the revolving credit facility are also payable on the November 12, 2021 maturity date of the facility. During the three months ended March 31, 2018, we paid down the $1.5 million that was outstanding on the revolving credit facility as of December 31, 2017, and at March 31, 2018, $55.1 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility.

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

On November 14, 2016, FNAC, Fusion and Fusion’s subsidiaries other than FNAC entered into the Fifth Amended and Restated Securities Purchase Agreement (the “Praesidian Facility”) with Praesidian Capital Opportunity Fund III, L.P., Praesidian Capital Opportunity Fund III-A, LP and United Insurance Company of America (collectively, the “Praesidian Lenders”). The Praesidian Facility amends and restates a prior facility, pursuant to which FNAC previously sold its Series A, Series B, Series C, Series D, Series E and Series F senior notes in an aggregate principal amount of $33.6 million (the “SPA Notes”). The proceeds from the SPA Notes were used to finance previous acquisitions within our Business Services segment. These notes require payments of monthly interest in the amount of $0.3 million and the entire principal amount of the notes are due May 12, 2022. The current interest rate is 10.8% per annum. See “Note 19 – Subsequent Events”.

The Praesidian Facility contains financial covenants that are substantially similar to those contained in the East West Credit Agreement. At March 31, 2018, we were in compliance with all of the financial covenants under the East West Credit Agreement and the Praesidian Facility. Under the terms of the Merger with Birch, all amounts outstanding under the Praesidian Facility and the East West Credit Agreement, as well as substantially all of Birch’s outstanding indebtedness, were refinanced with a larger senior credit facility at the time of closing.

The Company underwent a compliance audit for the use of certain software licenses by one of the Company’s recently acquired businesses. The Company is negotiating with the software vendor with regard to a settlement and based upon correspondence and conversations with the vendor, the Company has recorded an accrual in accounts payable and accrued expenses in the accompanying consolidated balance sheet. There can be no assurances that this matter will be settled and, if settled, the amount that we would pay in any such settlement.

FUSION CONNECT, INC. AND SUBSIDIARIES

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months ended March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(6,291)	$1,369,244
Net cash used in investing activities	(945,344)	(1,502,291)
Net cash provided by (used in) financing activities	29,586,144	(446,710)
Net increase (decrease) in cash and cash equivalents	28,634,509	(579,757)
Cash and cash equivalents, including restricted cash, beginning of period	2,557,541	7,249,063
Cash and cash equivalents, including restricted cash, end of period	31,192,050	6,669,306
Less cash and cash equivalents, discontinued operations, end of period	165,165	15,038
Cash and cash equivalents, including restricted cash of continued operations, end of period	$31,026,885	$6,654,268

Cash used in operating activities was $6,000 for the three months ended March 31, 2018, as compared to cash provided by operating activities of $1.4 million during the three months ended March 31, 2017.

The following table illustrates the primary components of our cash flows from operations:

	Three Months ended March 31,
	2018	2017
Net loss from continuing operations	$(4,041,602)	$(3,160,125)
Net loss from discontinued operations	(166,175)	(321,823)
Net loss	(4,207,777)	(3,481,948)
Non-cash expenses, gains and losses	4,701,705	4,501,918
Changes in accounts receivable	1,459,401	179,518
Changes in accounts payable and accrued expenses	(1,949,917)	690,812
Other	(283,490)	(865,106)
Cash (used in) provided by operating activities - continuing operations	(113,903)	1,347,017
Cash provided by operating activities - discontinued operations	107,612	22,227
Net cash (used in) provided by operating activities	$(6,291)	$1,369,244

Cash used in investing activities for the three months ended March 31, 2018 consists primarily of capital expenditures in the amount of $1.0 million. Cash used in investing activities for the three months ended March 31, 2017 consists primarily of capital expenditures in the amount of $1.0 million and payments related to acquisitions of approximately $0.6 million.

Cash provided by financing activities was $29.6 million for the three months ended March 31, 2018. During the first three months of 2018, we received net proceeds from a public offering of Fusion common stock in the amount $38.2 million, made principal payments on the term loan and revolving credit facility under the East-West Credit Agreement of $6.6 million and $1.5 million, respectively, and made payments on capital lease obligations in the amount of $0.3 million.

Cash used in financing activities for the three months ended March 31, 2017 was $0.4 million, as we received proceeds from the exercise of common stock purchase warrants in the amount of $0.8 million, made principal payments on the East West Credit Agreement term loan in the amount of $0.8 million, made payments under capital lease obligations of $0.2 million and paid down obligations under asset purchase agreements in the amount of $0.2 million.

FUSION CONNECT, INC. AND SUBSIDIARIES

Other Matters

Inflation

We do not believe inflation has a significant effect on our operations at this time.

Off Balance Sheet Arrangements

At March 31, 2018, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance requires from the Company the implementation of new accounting processes and policies, including changes to our information systems, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures. Other than the change noted above, there have been no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FUSION CONNECT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our 2017 Form 10-K. There have been no material changes to our risk factors from those previously disclosed in the 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See the disclosure set forth in “Note 19 – Subsequent Events” under the captions “Completion of the Acquisition of Birch Communications”, “Private Placement of Common Stock” and “Private Placement of Series D Preferred Stock”, which information is incorporated herein by this reference.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement, dated as of February 6, 2017, by and between Birch Communications, LLC (formerly Birch Communications, Inc.) and Kevin M. Dotts.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FUSION CONNECT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION CONNECT, INC.

May 15, 2018	By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

FUSION CONNECT, INC. AND SUBSIDIARIES

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement, dated as of February 6, 2017, by and between Birch Communications, LLC (formerly Birch Communications, Inc.) and Kevin M. Dotts.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document