Form 10-Q
period 2018-06-30
Fusion Connect, Inc.
filed 2018-08-14
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 10, 2018.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	78,464,037

FUSION CONNECT, INC. AND SUBSIDIARIES

As previously disclosed, on May 4, 2018 (the “Birch Closing Date”), Fusion Connect, Inc., a Delaware corporation (the “Fusion”), completed the merger (the “Birch Merger”) of its wholly-owned subsidiary, Fusion BCHI Acquisition LLC (“BCHI Merger Sub”), with and into Birch Communications Holding, Inc., a Georgia corporation (“Birch”), in accordance with the terms of the Agreement and Plan of Merger, dated as of August 26, 2017, as amended, among Fusion, Birch Merger Sub and Birch (the “Birch Merger Agreement”). As a result of the Birch Merger, each then existing subsidiary of Birch became indirect wholly-owned subsidiaries of Fusion. On May 4, 2018, Fusion also changed its corporate name from Fusion Telecommunications International, Inc. to Fusion Connect, Inc.

For accounting purposes, the Birch Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Birch is considered the accounting acquirer. Accordingly, Birch’s historical results of operations will replace Fusion’s historical results of operations for all periods prior to the Birch Merger and, for all periods following the Birch Merger, the results of operations of the combined company will be included in the Fusion’s financial statements.

In addition, as previously disclosed, on June 15, 2018 (the “MegaPath Closing Date”), the Company (as defined below) completed its acquisition of MegaPath Holding Corp., a Delaware corporation (“MegaPath”) through a merger (the “MegaPath Merger”) of Fusion MPHC Acquisition Corp. (“MegaPath Merger Sub”), with and into MegaPath, in accordance with the terms of the Agreement and Plan of Merger, dated as of May 4, 2018, among the Company, MegaPath, MegaPath Merger Sub and Shareholder Representative Services, LLC, as stockholder representative (the “MegaPath Merger Agreement”).

This quarterly report on Form 10-Q relates to the Company’s three and six-month periods ended June 30, 2018, which six-month period includes the date of the completion of the Birch Merger, and is therefore Fusion’s first quarterly report on Form 10-Q that includes results of operations for the combined company, including Birch and MegaPath.

Unless the context otherwise requires, references to the “Company,” the “combined company” “we,” “our” or “us” in this report refer to Fusion and its subsidiaries following the completion of the Birch Merger and references to “Fusion” refer to the Company prior to the completion of the Birch Merger.

Except as otherwise noted, references to “common stock” in this report refer to common stock, par value $0.01 per share, of Fusion. On May 4, 2018, Fusion effected a 1-for-1.5 reverse split of its common stock (the “Reverse Split”). Unless noted otherwise, any share or per share amounts in this report, the accompanying unaudited condensed consolidated financial statements and related notes give retroactive effect to the Reverse Split.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$13,535	$5,757
Accounts receivable, net of allowance for doubtful	52,384	25,372
accounts of $6,077 and $2,652, respectively
Accounts receivable - stockholders/employees	-	920
Prepaid expenses	10,443	6,290
Inventory, net	1,618	1,142
Other assets	4,504	2,505
Current assets of discontinued operations	-	40,038
Total current assets	82,484	82,024
Long-term assets:
Property and equipment, net	121,294	106,557
Goodwill	217,814	89,806
Intangible assets, net	183,826	68,834
Other non-current assets	33,462	877
Total long-term assets	556,396	266,074
Total assets	$638,880	$348,098
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$76,075	$40,315
Accrued telecommunications costs	5,277	11,048
Deferred customer revenue	16,030	10,226
Other accrued liabilities	41,831	23,948
Current portion of capital leases	3,027	3,003
Current portion of long-term debt	24,500	26,500
Current liabilities from discontinued operations	-	34,864
Total current liabilities	166,740	149,904
Long-term liabilities:
Non-current portion of long-term debt	580,020	410,736
Non-current portion of capital lease	3,316	3,823
Other non-current liabilities	7,657	12,847
Total non-current liabilities	590,993	427,406
Stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000 shares authorized,
15 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 150,000 shares authorized,
78,415 and 25,161 shares issued and outstanding, respectively	784	252
Additional paid-in capital	145,377	5,824
Accumulated deficit	(264,752)	(236,477)
Accumulated other comprehensive (loss) income	(262)	1,189
Total stockholders’ deficit	(118,853)	(229,212)
Total liabilities and stockholders’ deficit	$638,880	$348,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$120,803	$116,677	$223,714	$231,743
Cost of revenue (exclusive of depreciation and amortization,
shown below)	66,189	63,039	121,316	125,899
Gross Profit	54,614	53,638	102,398	105,844
Operating expenses:
Selling, general and administrative	43,001	29,009	66,767	61,334
Depreciation and amortization	16,712	17,625	31,441	33,642
Impairment losses on intangible assets	-	-	2,314	-
Foreign currency loss (gain)	241	(131)	511	(166)
Total operating expenses	59,954	46,503	101,033	94,810

Operating (loss) income	(5,340)	7,135	1,365	11,034

Other (expense) income:
Interest expense, net	(17,608)	(11,852)	(29,370)	(21,481)
Loss on debt extinguishment	(14,414)	-	(14,414)	-
Other (expense) income	(211)	(28)	(168)	50
Total other expense	(32,233)	(11,880)	(43,952)	(21,431)

Loss before income taxes	(37,573)	(4,745)	(42,587)	(10,397)
Income tax benefit (expense)	3,872	44	4,869	(1,354)
Net loss from continuing operations	(33,701)	(4,701)	(37,718)	(11,751)
Net income (loss) from discontinued operations	15,179	(4,743)	6,218	(8,133)
Net loss	(18,522)	(9,444)	(31,500)	(19,884)
Other comprehensive income (loss):
Cumulative translation adjustment	(655)	44	(1,451)	(256)
Comprehensive loss	$(19,177)	$(9,400)	$(32,951)	$(20,140)

Net loss from continuing operations	(33,701)	(4,701)	(37,718)	(11,751)
Preferred stock dividends (see note 5)	(787)	-	(787)	-
Net loss attributable to common stockholders	$(34,488)	$(4,701)	$(38,505)	$(11,751)

Basic and diluted loss per common share from continuing operations	$(0.59)	$(0.19)	$(0.92)	$(0.47)
Basic and diluted loss per common share from discontinued operations	$0.26	$(0.19)	$0.15	$(0.32)

Basic and diluted weighted average common shares outstanding	58,248	25,161	41,796	25,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	$	Shares	$	Capital	Income	Deficit	Deficit
Balance at December 31, 2017	-	$-	25,161	$252	$5,824	$1,189	$(236,477)	$(229,212)

Cumulative effect of change in accounting principle	-	-	-	-	-	-	3,725	3,725

Balance at January 1, 2018	-	-	25,161	252	5,824	1,189	(232,752)	(225,487)

Preferred Series D issued (note 16)	15	-	-	-	15,000	-	-	15,000

Payment of Preferred Series D dividend	-	-	-	-	-	-	(500)	(500)

Distribution of the Birch Consumer Segment (note 3)	-	-	-	-	(21,503)	-	-	(21,503)

Common stock issued in Birch reverse acquisition (note 4)	-	-	49,896	499	131,468	-	-	131,967

Common stock issued in MegaPath acquisition (note 4)	-	-	1,679	17	6,431	-	-	6,448

Common stock issued in a previous acquisition by the legacy Fusion company	-	-	129	1	499	-	-	500

Proceeds from the sale of common stock, net of costs	-	-	1,524	15	7,493	-	-	7,508

Net loss	-	-	-	-	-	-	(31,500)	(31,500)

Cumulative translation adjustment	-	-	-	-	-	(1,451)	-	(1,451)

Proceeds from exercise of stock options	-	-	26	-	73	-	-	73

Stock-based compensation	-	-	-	-	92	-	-	92
Balance at June 30, 2018	15	$-	78,415	$784	$145,377	$(262)	$(264,752)	$(118,853)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For The Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss from continuing operations	$(37,718)	$(11,751)
Net loss from discontinued operations	6,218	(8,133)
Net loss from continuing operations	(31,500)	(19,884)

Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	31,441	33,642
Deferred financing amortization	2,142	1,882
OID Interest	1,688	850
Deferred taxes	(2,453)	-
Gain on disposal of fixed assets	211	(26)
Loss on impairment of property, plant and equipment	2,314	-
Loss on extinguishment of debt	14,414	-
Non-cash share-based compensation	92	30
Changes in operating assets and liabilities:
Accounts receivable	(16,062)	3,403
Inventory, net	(188)	(298)
Prepaid expenses and other current assets	945	(547)
Other assets	(4,786)	301
Accounts payable	25,935	10,129
Other liabilities	(7,446)	(10,358)
Net cash provided by operating activities - continuing operations	10,529	27,257
Net cash used in operating activities - discontinued operations	(8,614)	(1,202)
Net cash provided by operating activities	1,915	26,055

Cash Flows from Investing Activities:
Acquisitions	(20,565)	-
Purchases of property and equipment	(15,369)	(17,927)
Proceeds from disposal of fixed assets	22	26
Net cash used in investing activities - continuing operations	(35,912)	(17,901)
Net cash used in investing activities - discontinued operations	(1,498)	(4,713)
Net cash used in investing activities	(37,410)	(22,614)

Cash Flows from Financing Activities:
Proceeds from notes payable and long-term debt	650,000	15,000
Repayment of debt obligation	(551,494)	(11,375)
Payment of capital lease obligations	(1,840)	(2,210)
Deferred financing costs and discounts	(50,383)	(4,325)
Issuance of Note Receivable	(25,000)	-
Issuance of preferred stock	14,500	-
Proceeds from the sale of common stock	7,508	-
Proceeds from stock options	73	-
Net cash provided by (used in) financing activities - continuing operations	43,364	(2,910)

Net increase in cash and cash equivalents - continuing operations	17,981	6,446
Net (decrease) in cash and cash equivalents - discontinued operations	(10,112)	(5,915)
Net increase in cash and cash equivalents	7,869	531

Cash and cash equivalents at beginning of period	5,757	8,208
Foreign currency translation effect on cash	(91)	27
Cash and cash equivalents at end of period	$13,535	$8,766

Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,096	$18,064
Income tax paid	$-	$217
Non-cash purchases of property and equipment	$1,157	$-
Non-cash issuance of stock for acquisition	$138,915	$-
Non-cash dividend	$500	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements

Note 1. Organization and Business

Fusion Connect, Inc. is a Delaware corporation incorporated in September 1997 (“Fusion”). The Company (as defined below) is a provider of integrated cloud solutions, including cloud voice, cloud connectivity, cloud infrastructure, cloud computing and managed cloud-based applications, and business services to small, medium and large businesses.

We are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our products and services include cloud voice and Unified Communications-as-a-Service, improving communication collaboration on virtually any device, virtually anywhere; and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency and contact center solutions.  Our cloud computing and Infrastructure-as-a-Service solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by our Software-as-a-Service solutions, such as security and business continuity, our advanced cloud offerings include private and hybrid cloud, storage, backup and recovery and secure file sharing that allow our customers to experience the increased efficiencies and agility delivered by the cloud.

On May 4, 2018 (the “Birch Closing Date”), Fusion, completed the previously announced merger (the “Birch Merger”) of its wholly-owned subsidiary, Fusion BCHI Acquisition LLC (“BCHI Merger Sub”), with and into Birch Communications Holding, Inc., a Georgia corporation (“Birch”), in accordance with the terms of the Agreement and Plan of Merger, dated as of August 26, 2017, as amended, among Fusion, Birch Merger Sub and Birch (the “Birch Merger Agreement”). As a result of the Birch Merger, each then existing subsidiary of Birch became an indirect-wholly owned subsidiary of Fusion. On May 4, 2018, Fusion also changed its corporate name from Fusion Telecommunications International, Inc. to Fusion Connect, Inc.

For accounting purposes, the Birch Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Birch is considered the accounting acquirer. Birch was determined to be the accounting acquirer based on the terms of the Birch Merger Agreement and other factors, such as relative stock ownership following the Birch Closing Date. Accordingly, Birch’s historical results of operations replace Fusion’s historical results of operations for all periods prior to the Birch Merger and, for all periods following the Birch Merger, the results of operations of the combined company will be included in the Fusion’s financial statements.

In addition, as previously disclosed, on June 15, 2018 (the “MegaPath Closing Date”), the Company (as defined below) completed its acquisition of MegaPath Holding Corp., a Delaware corporation (“MegaPath”) through a merger (the “MegaPath Merger”) of Fusion MPHC Acquisition Corp. (“MegaPath Merger Sub”), with and into MegaPath, in accordance with the terms of the Agreement and Plan of Merger, dated as of May 4, 2018, among the Company, MegaPath, MegaPath Merger Sub and Shareholder Representative Services, LLC, as stockholder representative (the “MegaPath Merger Agreement”).

This quarterly report on Form 10-Q relates to the Company’s three and six-month periods ended June 30, 2018, which six-month period includes the date of the completion of the Birch Merger, and is therefore Fusion’s first quarterly report on Form 10-Q that includes results of operations for the combined company, including Birch and MegaPath.

Unless the context otherwise requires, references to the “Company,” the “combined company” “we,” “our” or “us” in this report refer to Fusion and its subsidiaries following the completion of the Birch Merger and, as applicable, the MegaPath Merger and references to “Fusion” refers to the Company prior to the completion of the Birch Merger.

Except as otherwise noted, references to “common stock” in this report refers to common stock, par value $0.01 per share, of Fusion. On May 4, 2018, Fusion effected a 1-for-1.5 reverse split of its common stock (the “Reverse Split”). Unless noted otherwise, any share or per share amounts in this report, the accompanying unaudited condensed consolidated financial statements and related notes give retroactive effect to the Reverse Split.

See note 4 for additional information on the reverse acquisition and the Company’s acquisition of MegaPath.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Birch’s audited financial statements and notes thereto included in the Form 8-K filed by Fusion with the Securities and Exchange Commission (“SEC”) on May 10, 2018. The December 31, 2017 balance sheet information included herein was derived from the audited financial statements of Birch as of that date. The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. Interim results are not necessarily indicative of the results that may be expected for the 2018 fiscal year or for any other future periods.  Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including the transfer of certain assets from intangibles to property and equipment.

Principles of Consolidation

The financial statements include the accounts of the Company and each of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results may differ substantially from these estimates. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any other future periods.

Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by a company's chief operating decision maker in deciding how to allocate resources and assess performance. The Company has only one reportable segment – Business Services.

Notes Receivable

The Company recorded a notes receivable of $25.0 million in conjunction with the Vector Facility (as herein defined) and is classified as other non-current assets on its balance sheet as of June 30, 2018. See note 13 for additional information relating to the Vector Facility.

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

Revenue Recognition

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and represents the unit of account in applying the new revenue recognition guidance. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are satisfied over time as services are rendered or at a point in time depending on when the customer obtains control of the promised goods or services. Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs when services are rendered.

Customer revenue includes revenue received from the sale of integrated cloud solutions and business services and is comprised of monthly recurring charges, usage charges and initial nonrecurring charges. Monthly recurring charges include the fees paid by customers for services. Monthly recurring charges are recognized over the period that the corresponding services are rendered to customers. Usage charges consist of per-use sensitive fees paid for calls made. Additionally, access charges are comprised of charges paid primarily by interexchange carriers for the origination and termination of interexchange toll and toll-free calls. Usage and access charges are recognized monthly as the services are provided. Initial nonrecurring charges consist primarily of installation charges and revenue derived from sales of communications equipment such as phones. The Company recognizes installation revenue when the installation is complete.

Deferred Commissions

Direct incremental costs of obtaining a contract, consisting of sales commissions, are deferred and amortized over the estimated life of the customer, which is currently 36 months. We calculate the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated balance sheets or statements of operations.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. In April 2018, the Company early adopted this guidance with respect to its then outstanding warrants.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. The Company adopted the amendments effective January 1, 2018. The adoption did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date of a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that this new guidance will have on its financial statements and related disclosures. The Company’s current future lease obligations are disclosed in note 12 and in Note 6 "Leases" in the Form 8-K filed by Fusion with the SEC on May 10, 2018.

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which outlines a comprehensive revenue recognition model that supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU No. 2014-09 defines a five-step approach for recognizing revenue: (i) identification of the contract, (ii) identification of the performance obligations, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue as the entity satisfies the performance obligations. The new criteria for revenue recognition may require a company to use more judgment and make more estimates than under the current guidance. The Company adopted this standard effective January 1, 2018, using the modified retrospective method. Following the adoption, the revenue recognition for the Company’s sales arrangements remained materially consistent with our historical practice.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. All of these new standards, which are collectively hereinafter referred to “ASC 606” became effective beginning with the first quarter of 2018. See note 15 for further information.

Note 3. Discontinued Operations

As a condition to closing the transactions contemplated by the Birch Merger Agreement (see note 4), Birch was required to spin-off its U.S.-based consumer customers, wireless customers and its small business customer-base (which include those business customers with $111 per month or less of monthly revenue) and assets associated with the support of those customers (collectively, the “Birch Consumer Segment”). Accordingly, prior to closing the Birch Merger on the Birch Closing Date, Birch distributed the assets and liabilities associated with the Birch Consumer Segment to the pre-merger Birch shareholders. At the time of the distribution, the Birch Consumer Segment met the criteria in ASC 205-20-45 for discontinued operations and, as a result, the assets, liabilities and results of operations associated with the Birch Consumer Segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated balance sheet, statements of operations and statements of cash flows.

Summarized results for discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$7,848	$24,988	$30,768	$51,755
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	5,035	16,791	20,482	34,199
Gross profit	2,813	8,197	10,286	17,556

Selling, general and administrative expenses	3,824	7,763	11,809	15,738
Depreciation and amortization	500	3,684	2,008	6,873
Impairment losses on intangible assets	-	-	5,379	-
Total operating expenses	4,324	11,447	19,196	22,611
Operating loss on discontinued operations	(1,511)	(3,250)	(8,910)	(5,055)

Other (expenses) income:
Interest expense	(607)	(1,493)	(2,169)	(3,078)
Gain on extinguishment of debt	17,297	-	17,297	-

Net income (loss) on discontinued operations	$15,179	$(4,743)	$6,218	$(8,133)

The carrying amounts of assets and liabilities associated with discontinued operations are as follows (in thousands):

December 31, 2017
Accounts receivable, net of allowance for doubtful accounts of
approximately $1,917, respectively	$9,549
Prepaid expenses	1,259
Inventory	37
Property and equipment, net	1,708
Goodwill	3,550
Intangible assets	23,935
Total current assets of discontinued operations	$40,038

Accounts payable and accrued expenses	$8,469
Deferred customer revenue	2,375
Other accrued liabilities	10,320
Debt	13,700
Total current liabilities of discontinued operations	$34,864

Note 4. Acquisitions

Birch

On the Birch Closing Date, Birch merged with and into BCHI Merger Sub, with BCHI Merger Sub surviving the merger as a wholly-owned subsidiary of Fusion. For accounting purposes, the Birch Merger is treated as a “reverse acquisition” under U.S. GAAP and Birch is considered the accounting acquirer. Birch was determined to be the accounting acquirer based on the terms of the Birch Merger Agreement and other factors, such as relative stock ownership of the Company following the Birch Merger. Accordingly, Birch’s historical results of operations replace Fusion’s historical results of operations for all periods prior to the Birch Merger and, for all periods following the Birch Merger, the results of operations of the combined company will be included in the Fusion’s financial statements. All share numbers and other information about equity securities prior to the acquisition of Birch in this report relate to legacy Fusion.

On the Birch Closing Date, all of the outstanding shares of common stock, par value $0.01 per share, of Birch (other than treasury shares or shares owned of record by any Birch subsidiary) were cancelled and converted into the right to receive, in the aggregate, 49,896,310 shares (the “Merger Shares”) of Fusion common stock, which constituted approximately 65.5% of the then issued and outstanding shares of Fusion common stock on that date. Pursuant to subscription agreements executed by each of the former shareholders of Birch, the Merger Shares were issued in the name of, and are held by, BCHI Holdings, LLC, a Georgia limited liability company (“BCHI Holdings”).

The fair value of assets acquired and liabilities assumed as a result of the Birch and Fusion combination is based upon management’s estimates which have been derived, in part, from an analysis provided by an independent third-party valuation firm. The assumptions are subject to change for a period of up to one year from date of the Birch Merger. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and the trade name, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from those estimates.

The preliminary purchase price allocation is as follows (in thousands):

		Useful life (in years)
Purchase consideration for invested capital	$221,172
Less: debt	(89,205)
Total purchase consideration for equity	$131,967

Cash	$28,176
Accounts receivable	8,684
Other current assets	2,444
Property and equipment	13,008
Other noncurrent assets	1,220
Intangible assets:
Developed technology	4,710	3
Trademark	49,500	10
Customer relationships	41,100	15
Goodwill	99,253
Deferred revenue	(1,200)
Other liabilities, including debt	(114,928)
	$131,967

The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise from the combination and is not expected to be deductible for tax purposes.

MegaPath Holding Corporation

On June 15, 2018, the MegaPath Closing Date, the Company completed its acquisition of MegaPath. As required by the terms of the MegaPath Merger Agreement, the Company paid approximately $61.5 million of the $71.5 million purchase price in cash, with approximately $10 million of the purchase price paid in 1,679,144 shares of Fusion’s common stock, at an agreed upon price of $5.775 per share. As a result of the fixed price at which the Fusion shares were issued, from an accounting standpoint, the total purchase price actually paid by Fusion was $68.3 million. Of the cash consideration, $2.5 million was deposited into an escrow account to be held for one year to secure the indemnification obligations in favor of the Company under the MegaPath Merger Agreement.

The cash consideration, as well as certain expenses associated with the acquisition of MegaPath, were funded from approximately $62.0 million of borrowings under the First Lien Credit Agreement (as defined in note 13). See note 13 for additional information regarding the First Lien Credit Agreement.

The preliminary purchase price allocation is as follows (in thousands):

		Useful life (in years)
Purchase consideration for invested capital	$68,251
Working capital	3,779
Debt	(12,181)
Total purchase consideration for equity	$59,849

Cash	$4,660
Accounts receivable	2,539
Other current assets	1,347
Property and equipment	6,319
Other noncurrent assets	1,602
Intangible assets:
Developed technology	10,610	3
Trademark	7,100	10
Customer relationships	17,800	15
Goodwill	28,755
Deferred revenue	(1,400)
Other liabilities, including debt	(19,483)
	$59,849

The following summarized unaudited consolidated pro forma information presents the results of operations of the Company had each of the Birch Merger and the MegaPath Merger occurred on January 1, 2017 (in thousands except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$145,996	$173,200	$296,048	$342,827
Net loss	(27,714)	(14,214)	(46,483)	(29,997)
Basic and diluted net loss per share	(0.48)	(0.56)	(1.11)	(1.19)

The summarized unaudited consolidated pro forma results set forth in this note are not necessarily indicative of results that would have occurred if the Birch Merger and the MegaPath Merger had been in effect for the periods presented. Further, these pro forma results are not intended to be a projection of future results.

During the three and six months ended June 30, 2018, total acquisition costs related to the Birch merger and the MegaPath Merger were $9.9 million and $10.6 million, respectively. These costs are included in selling, general and administrative (“SG&A”) expenses on the accompanying unaudited condensed consolidated statement of operations.

Note 5. Loss per share

Basic and diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss from continuing operations	$(33,701)	$(4,701)	$(37,718)	$(11,751)
Net income (loss) from discontinued operations	15,179	(4,743)	6,218	(8,133)
Total net loss	(18,522)	(9,444)	(31,500)	(19,884)
Undeclared dividends on Preferred Series D	(287)	-	(287)	-
Dividends paid on Preferred Series D	(500)	-	(500)	-
Total net loss less Preferred Series D dividends	$(19,309)	$(9,444)	$(32,287)	$(19,884)

Denominator
Basic and diluted weighted average common shares outstanding	58,248	25,161	41,796	25,161

(Loss) income per share basic and diluted
From continuing operations	$(0.59)	$(0.19)	$(0.92)	$(0.47)
From discontinued operations	$0.26	$(0.19)	$0.15	$(0.32)

From the Birch Closing Date through June 30, 2018, dilutive securities excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects were as follows:

Warrants	1,105,278
Stock Options	1,955,295

Note 6. Prepaid Expenses

Prepaid expenses are as follows (in thousands):

	June 30, 2018	December 31, 2017
Insurance and benefits	$1,175	$252
Rent	642	907
Software subscriptions	3,137	1,448
Hardware maintenance	1,255	1,517
Commissions	2,292	-
Line costs	667	706
Taxes	613	883
Other	662	577
	$10,443	$6,290

Note 7. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Telecommunications equipment	$100,722	$85,472
Leasehold improvements	11,110	10,591
Office equipment	1,838	1,731
Buildings and building improvements	1,540	1,540
Furniture and fixtures	5,597	5,160
Computer Software	36,632	32,663
Land	470	470
Automobiles	53	56
Onboarding	23,893	15,727
Network transition	50,199	45,863
Construction-in-progress	4,468	3,680
Total owned assets	236,522	202,953
Less: accumulated depreciation	(139,949)	(120,761)
Net owned assets	96,573	82,192

Capital lease assets	40,084	38,123
Less: accumulated depreciation	(15,363)	(13,758)
Net capital lease assets	24,721	24,365

Property and equipment, net	$121,294	$106,557

For the three months ended June 30, 2018 and 2017, depreciation expense was $10.8 million and $11.8 million, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense was $20.6 million and $22.0 million, respectively.

Note 8. Goodwill

During the six months ended June 30, 2018, goodwill activity is as follows (in thousands):

Balance, January 1, 2018	$89,806
Acquisitions (note 4):
Birch reverse Merger	99,253
MegaPath	28,755
Balance, June 30, 2018	$217,814

Note 9. Intangible Assets

Intangible assets are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Subscriber acquisition costs	$134,849	$(24,521)	$110,328	$77,189	$(20,918)	$56,271
Tradenames and trademarks	66,846	(8,333)	58,513	13,146	(6,174)	6,972
Proprietary technology	15,320	(335)	14,985	-	-	-
Noncompete agreement	-	-	-	3,000	(3,000)	-
Commissions	-	-	-	7,683	(2,092)	5,590
Total acquired intangibles	$217,015	$(33,189)	$183,826	$101,018	$(32,184)	$68,834

During the three months ended June 30, 2018 and 2017, the Company recorded no impairment charges. During the six months ended June 30, 2018 and 2017, the Company recorded impairment charges on certain intangible assets of $2.3 million and $0, respectively.

For the three months ended June 30, 2018 and 2017, amortization expense was $5.9 million and $5.8 million, respectively. For the six months ended June 30, 2018 and 2017, amortization expense was $10.8 million and $11.6 million, respectively. Estimated future aggregate amortization expense is expected to be as follows (in thousands):

remainder of 2018	$14,743
2019	23,678
2020	23,678
2021	20,728
2022	18,571
Thereafter	82,428
$183,826

Note 10. Other Accrued Liabilities

Other accrued expenses are as follows (in thousands):

	June 30, 2018	December 31, 2017
Compensation and benefits	$5,813	$2,462
Bonus	3,585	729
Taxes	4,775	169
Interest	10,552	8,219
Facility restructuring (note 11)	1,885	3,131
Legal settlements	10,940	13,360
Professional fees	6,920	1,389
Deferred tax	481	2,934
Sales commissions	929	965
Customer deposits	1,056	429
Other	2,552	3,008
	49,488	36,795
Less noncurrent portion:
Legal settlements	(6,100)	(8,520)
Deferred tax	(481)	(2,934)
Other	(1,076)	(1,393)
Total other non-current liabilities	(7,657)	(12,847)
Current portion of other accrued liabilities	$41,831	$23,948

Note 11. Restructuring Event

During 2018 and 2017, the Company implemented strategic re-alignments that included reductions in headcount, facility costs and other operating costs.

The following table summarizes changes to the accrued liability associated with the restructuring for the six months ended June 30, 2018 and 2017 (in thousands):

	Employee Costs (1)	Facility Exit Costs (2)	Other Costs	Total
Balance, January 1, 2018	$107	$3,131	$24	$3,262
Expenses	3,045	534	42	3,621
Payments	(2,877)	(1,780)	(66)	(4,723)
Balance, June 30, 2018	275	1,885	-	2,160

Balance, January 1, 2017	$-	$-	$-	$-
Expenses	810	2,416	-	3,226
Payments	(56)	(31)	-	(87)
Balance, June 30, 2017	$754	$2,385	$-	$3,139
__________
(1)
As of June 30, 2018, the remaining employee-related liability will be paid within four months and approximates fair value due to the short discount period.
(2)
These charges represent the present value of expected lease payments and direct costs to obtain a sublease, reduced by estimated sublease rental income. The timing and amount of estimated cash flows will continue to be evaluated each reporting period.

Note 12. Equipment and Network Infrastructure Financing Obligations

From time to time, the Company enters into capital lease arrangements to finance the purchase of network hardware and software utilized in its operations. These arrangements require monthly payments over a period of 2 to 20 years with interest rates ranging between 2.0% and 8.3% per annum. The Company’s equipment and network infrastructure financing obligations are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Equipment financing obligations	$2,345	$1,292
IRU (1)	4,822	6,415
Amount representing interest	(824)	(881)
Present value of minimum lease payments	6,343	6,826
Less current portion	(3,027)	(3,003)
Non-current portion	$3,316	$3,823
__________
(1)
Purchase of an indefeasible right to use (“IRU”) fiber network infrastructure owned by others.

The payment obligations under capital leases are as follows (in thousands):

remainder of 2018	$1,999
2019	2,211
2020	818
2021	442
2022	245
Thereafter	1,452
$7,167

Note 13. Long-Term Debt

Debt consists of the following (in thousands):

June 30,
2018
First Lien Credit Agreement:
Tranche A Term Loan	$45,000
Tranche B Term Loan	510,000
Revolving Facility	-
Second Lien Credit Agreement – Term Loan	85,000
Subordinated Note	10,000
Bircan Notes Payable	3,348
653,348
Less:
Discounts	(48,828)
Current portion	(24,500)
Non-current portion	$580,020

On the Birch Closing Date, the Company entered into a First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement”) with Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (in such capacities, the “First Lien Agent”), the lenders party thereto (the “First Lien Lenders”), and all of the U.S.-based subsidiaries of the Company, as guarantors thereunder (the “Guarantors”), pursuant to which the First Lien Lenders extended (a) term loans to the Company in an aggregate principal amount of $555.0 million, consisting of the “Tranche A Term Loan” and “Tranche B Term Loan,” in an aggregate principal amount of $45.0 million and $510.0 million, respectively (collectively, the “First Lien Term Loan”), and (b) a revolving facility in an aggregate principal amount of $40.0 million (the “Revolving Facility”, and together with the First Lien Term Loan, the “First Lien Facility”). Borrowings under the First Lien Credit Agreement are computed based upon either the then current “base rate” of interest or “LIBOR” rate of interest, as selected by the Company at the time of its borrowings. Interest on borrowings that the Company designates as “base rate” loans bear interest per annum at the greatest of (a) the prime rate published by the Wall Street Journal, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 0.5%, (c) the Adjusted LIBOR Rate (as defined below) with an interest period of one month plus 1%, or (d)(i) 1% (for the Revolving Facility) or (ii) 2% (for the First Lien Term Loan) (collectively, the “Base Rate”); plus (x) 4.00%, with respect to the Tranche A Term Loan, (y) 6.50%, with respect to the Tranche B Term Loan, or (z) 4.00%, with respect to the Revolving Facility (which shall be subject to adjustment based upon the net leverage ratio of the Company and its subsidiaries after the delivery of the Company’s financial statements for fiscal quarter ended June 30, 2018 and related compliance certificate (the “Financial Statement Delivery Date”)). Interest on borrowings that the Company designates as “LIBOR” loans bear interest per annum at (a) the “LIBOR” rate divided by (b) one minus the “applicable reserve requirement” of the Federal Reserve for Eurocurrency liabilities (subject to a floor of 1% for the First Lien Term Loan) (the “Adjusted LIBOR Rate”); plus (x) 5.00%, with respect to the Tranche A Term Loan, (y) 7.50%, with respect to the Tranche B Term Loan, or (z) 5.00%, with respect to the Revolving Facility (which shall be subject to adjustment based upon the net leverage ratio of the Company and its subsidiaries after the Financial Statement Delivery Date). The Tranche A Term Loan has an original issue discount of 0.5%. The Tranche B Term Loan has an original issue discount of 4%, except for the $170 million portion of the Tranche B Term Loan made by one lender and certain of its affiliates, which has an original issue discount of 9%, for a blended original issue discount of approximately 5.67%. The Tranche A Term Loan and the Revolving Facility mature on the fourth anniversary of the Closing Date and the Tranche B Term Loan matures on the fifth anniversary of the Closing Date. The Guarantors guaranty the obligations of the Company under the First Lien Credit Agreement.

In addition, the Company simultaneously entered into a Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement”, and with the First Lien Credit Agreement, the “Credit Agreements”), by and among the Company, the Guarantors, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (in such capacities, the “Second Lien Agent”, and together with the First Lien Agent, collectively the “Agents”), and the lenders party thereto (the “Second Lien Lenders”, and together with the First Lien Lenders, the “Lenders”), pursuant to which the Second Lien Lenders extended a term loan in the aggregate principal amount of $85.0 million (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the “Term Loans”, and collectively with the First Lien Facility, the “Credit Facilities”). Borrowings under the Second Lien Credit Agreement are computed based upon either the then current “base” rate of interest or “LIBOR” rate of interest, as selected by the Company at the time of its borrowings. The interest on borrowings, under the Second Lien Term Loan that the Company designates as “base rate” loans, bear interest per annum at Base Rate plus 9.50%. The interest on borrowings, under the Second Lien Term Loan that the Company designates as “LIBOR” loans, bear interest per annum at (a) the “LIBOR” rate divided by (b) one minus the “applicable reserve requirement” of the Federal Reserve for Eurocurrency liabilities (subject to a floor of 1% for the Second Lien Term Loan), plus 10.50%. The Second Lien Term Loan has an original issue discount of 4.00% and it matures 5.5 years from the Closing Date. The Guarantors guaranty the obligations of the Company under the Second Lien Credit Agreement. The Credit Facilities may be prepaid, in whole or in part, subject to specified prepayment premiums.

As of June 30, 2018, the Credit Facilities (including the Revolving Facility) bear interest at a weighted-average rate of approximately LIBOR plus 7.6%. Excluding the Revolving Facility, the Credit Facilities bear interest at a weighted-average rate of approximately LIBOR plus 7.7%.

In connection with the Credit Facilities, the Company entered into (i) a First Lien Pledge and Security Agreement with the First Lien Agent and (ii) a Second Lien Pledge and Security Agreement with the Second Lien Agent, pursuant to which the Company and the Guarantors pledged substantially all of their owned and after acquired property as security for the obligations under the Credit Agreements, including the capital stock of the Guarantors and other direct and indirect subsidiaries of the Company (subject to certain limitations and restrictions set forth in these agreements).

Under the Credit Agreements, the Company is subject to a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to its obligations to the Lenders, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. Furthermore, the Company is required to comply with various financial covenants, including net leverage ratio, fixed charge coverage ratio and maximum levels of consolidated capital expenditures; and its failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of its indebtedness. As of June 30, 2018, the Company was in compliance with these financial covenants.

The proceeds of the Term Loans were used, in part, to refinance all of the existing indebtedness of Fusion and its subsidiaries (including Birch), under (i) the Credit Agreement, dated as of November 14, 2016, as amended, among Fusion NBS Acquisition Corp., a subsidiary of Fusion (“FNBS”), East West Bank (“EWB”), as Administrative Agent, Swingline Lender, an Issuing Bank and a Lender, and the other lenders party thereto; (ii) the Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, as amended, among FNBS, Fusion, the subsidiaries of Fusion guarantors thereto, Praesidian Capital Opportunity Fund III, LP, as Agent, and the lenders party thereto; and (iii) the Credit Agreement, dated as of July 18, 2014, among Birch, Birch Communications, Inc., Cbeyond, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent. In addition, the Term Loans were used to repay, in full, approximately $0.9 million of indebtedness under that certain Second Amended and Restated Unsecured Promissory Note, dated November 14, 2016, payable by Fusion to Marvin Rosen. The proceeds were also used to pay the fees and expenses associated with the Birch merger and related transactions, including fees and expenses in connection with the Credit Facilities. The pay-off of the previous credit facilities, including the expensing of the related remaining unamortized debt costs, resulted in a debt extinguishment for accounting purposes. For the three and six months ended June 30, 2018, the Company recorded a loss on debt extinguishment of $14.4 million. For additional information on the previous credit facilities, see Birch's audited financial statements and notes thereto included in the Form 8-K filed by Fusion with the SEC on May 10, 2018.

The Term Loans were also used to make a prepayment of an aggregate of approximately $3.0 million of indebtedness of Birch under related party subordinated notes each dated October 28, 2016, in favor of Holcombe T. Green, Jr., R. Kirby Godsey and the Holcombe T. Green, Jr. 2013 Five-Year Annuity Trust. The remaining balance of $3.3 million was brought forward and is now evidenced by three Amended and Restated Subordinated Notes, each dated as of the Birch Closing Date (the “Bircan Notes”). The Bircan Notes accrue interest at the rate of 12% per annum, with interest due in quarterly installments. The Bircan Notes are being amortized in three equal installments and will be paid off in March 2019. The Bircan Notes are unsecured and the Company’s obligations thereunder are subordinated to amounts borrowed under the Credit Facilities.

In addition, $62.0 million of the Tranche B Term Loan was used by the Company to pay the cash portion of the purchase price for MegaPath and certain expenses incurred in connection with that transaction. See note 4 for additional information on the MegaPath Merger.

Green Subordinated Note

On the Birch Closing Date, Holcombe T. Green, Jr. loaned the Company an additional $10 million, which is evidenced by a subordinated promissory note (the “Green Note”). The Green Note accrues interest at a rate of 13% per annum, was issued with an original issue discount of 4% and matures on the date which is 91 days after the maturity date of the Second Lien Term Loan. Prior to maturity, only interest is payable on the Green Note. The Green Note is unsecured, and obligations thereunder are subordinated to amounts borrowed under the Credit Facilities.

Vector Facility

In connection with its participation in the Tranche B Term Loan under the First Lien Credit Agreement, Vector Fusion Holdings (Cayman), Ltd. (“Vector”) entered into a separate credit agreement (the “Vector Credit Agreement”) with Goldman Sachs Lending Partners LLC, as administrative agent and lender (“Goldman Sachs”), and U.S. Bank National Association, as collateral agent and collateral custodian, pursuant to which Vector borrowed funds from Goldman Sachs, the proceeds of which were used to purchase Tranche B Term Loans under the First Lien Credit Agreement. In connection therewith, Vector issued to the Company, and the Company purchased from Vector, a $25 million unsecured subordinated note (the “Vector Note”). The Vector Note bears interest at the rate earned by the bank account in which the proceeds of the Vector Note have been deposited and matures on May 3, 2024. The Vector Note is subordinate in right of payment to Vector’s loan from Goldman Sachs. Except in limited circumstances, the Company is not entitled to any distribution on account of the principal, premium or interest or any other amount in respect of the Vector Note until all amounts owed by Vector under the Vector Credit Agreement are paid in full. Similarly, while the Company has the right to declare obligations under the Vector Note to be immediately due and payable upon the occurrence of an event of default (including, without limitation, in the event of any insolvency, bankruptcy or liquidation of Vector), the Company is not entitled to receive any payment on account of the Vector Note until Vector’s obligations under the Vector Credit Agreement are paid in full. The Vector Note is pledged as security for the Company’s obligations under the Credit Facilities.

In addition, in connection with its participation in the Tranche B Term Loan, Vector and certain of its affiliates entered into a side letter with the Company pursuant to which Vector is entitled to certain non-voting board observation rights, including the receipt of materials provided to the Company’s board and attendance at regularly scheduled quarterly Company board meetings. Such board observation rights are not transferrable to any assignee of the Tranche B Term Loans.

Estimated future aggregate payments for long-term debt are expected are expected to be as follows (in thousands):

remainder of 2018	$23,068
2019	28,842
2020	38,156
2021	41,625
2022	72,844
Thereafter	448,813
$653,348

Note 14. Obligations Under Asset Purchase Agreements

In connection with certain historical acquisitions completed by Fusion, the Company has various obligations to the sellers, mainly for payments of portions of the purchase price that have been deferred under the terms of the respective agreements. Such obligations to sellers or other parties associated with these transactions are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Customer base acquisitions	$38	$-
IQMax	447	-
	485
Less current portion(1)	(485)	-
Long-term portion	$-	$-

(1) Included in "other accrued liabilities" on the accompanying condensed consolidated balance sheets as of June 30, 2018.

Note 15. Revenues from Contracts with Customers

The Company adopted ASC 606 using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. Under the new guidance, these service revenues continue to be recognized when the services are provided. However, the new requirement to defer incremental contract acquisition and fulfillment costs, including sales commissions and installation costs, and recognize such costs over the period where control of goods and services are transferred resulted in the recognition of additional deferred contract costs in the consolidated balance sheet at the date of adoption. The following table presents the cumulative effect of the changes made to the consolidated balance sheet at January 1, 2018 (in thousands):

	Balance as of	ASC 606	Balance as of
	December 31, 2017	Transition Adjustment	January 1, 2018
Assets
Prepaid expenses	$6,290	$2,203	$8,493
Intangible assets, net	68,834	(3,304)	65,530
Other non-current assets	877	4,826	5,703
	$76,001	$3,725	$79,726
Stockholders' Equity
Accumulated deficit	$(236,477)	$3,725	$(232,752)

The following table summarizes the current impacts associated with the adoption of ASC 606 on the accompanying condensed consolidated balance sheet and statement of operations and comprehensive loss (in thousands):

	June 30, 2018
			Impact of
	As reported	Previous guidance	Adoption of ASC 606
Assets
Prepaid expenses	$10,443	$8,226	$2,217
Intangible assets, net	183,826	189,020	(5,194)
Other non-current assets	33,462	30,485	2,977

Liabilities
Deferred customer revenue	(16,030)	(15,864)	(166)

Stockholders' Equity
Accumulated deficit	(264,752)	(264,586)	(166)

Amortization of deferred commissions was $0.5 million and $0.9 million for the three and six months ended June 30, 2018, respectively.

	For the three months ended June 30, 2018
			Impact of
	As reported	Previous guidance	Adoption of ASC 606

Revenues	$120,803	$120,968	$(165)
Selling, general and administrative	43,001	43,668	(667)
Net Impact	$77,802	$77,300	$502

	For the six months ended June 30, 2018
			Impact of
	As reported	Previous guidance	Adoption of ASC 606

Revenues	$223,714	$223,879	$(165)
Selling, general and administrative	66,767	67,852	(1,085)
Net Impact	$156,947	$156,027	$920

The impact associated with the adoption of ASC 606 on net income, basic and diluted net loss per share, consolidated statement of operations and the consolidated statement of cash flows were not material for the three and six months ended June 30, 2018.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Deferred installation	Deferred installation
	revenue	costs	Net

remaining 2018	$21	$(887)	$(866)
2019	33	(1,490)	(1,457)
2020	28	(949)	(921)
2021	28	(179)	(151)
2022 and thereafter	11	(18)	(7)
	$121	$(3,523)	$(3,402)

Summary of disaggregated revenue is as follows (in thousands):

	For the three months ended June 30,
	2018	2017
Monthly recurring	$104,651	$100,388
Usage and other	15,892	15,915
Installation	260	374
Total revenue	$120,803	$116,677

	For the six months ended June 30,
	2018	2017
Monthly recurring	$190,562	$200,599
Usage and other	32,555	30,344
Installation	597	800
Total revenue	$223,714	$231,743

Summary of revenue by country is as follows (in thousands):

	For the three months ended June 30,
	2018	2017
United States	$97,302	$89,900
Canada	23,501	26,777
Total revenue	$120,803	$116,677

	For the six months ended June 30,
	2018	2017
United States	$176,390	$204,966
Canada	47,324	26,777
Total revenue	$223,714	$231,743

Note 16. Equity Transactions

Private Placements of Common Stock

Immediately prior to the closing of the Birch Merger, Fusion entered into three separate common stock purchase agreements and simultaneously consummated the sale of shares of Fusion common stock thereunder. Specifically, Fusion issued and sold (i) 952,382 shares of its common stock, for an aggregate purchase price of approximately $5.0 million, to North Haven Credit Partners II L.P., one of the Second Lien Lenders, which is managed by Morgan Stanley Credit Partners; (ii) 380,953 shares of its common stock, for an aggregate purchase price of approximately $2.0 million, to Aetna Life Insurance Company; and (iii) 190,477 shares of its common stock, for an aggregate purchase price of approximately $1.0 million to Backcast Credit Opportunities Fund I, L.P. In connection with these private placements, Fusion paid an aggregate of $492,000 of fees.

Private Placement of Series D Preferred Stock

Immediately prior to the closing of the Birch Merger, Fusion entered into a preferred stock purchase agreement with Holcombe T. Green, Jr. pursuant to which it issued and sold to Mr. Green 15,000 shares of its Series D Cumulative Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), for an aggregate purchase price of $14.7 million, and Fusion paid a $200,000 closing fee to Mr. Green. The Series D Preferred Stock has a stated value of $15.0 million. The Series D Preferred Stock accrues dividends when, as and if declared by the Company’s board at an annual rate of 12% per annum, payable monthly in arrears on a cumulative basis. From the Birch Closing Date through June 30, 2018, accrued and undeclared dividends were $0.2 million.

Stock Options

The Company’s 2016 equity incentive plan reserves a number of shares of Fusion common stock equal to 10% of its common stock outstanding from time to time on a fully diluted basis, adjusted upward for the number of shares available for grant under its 2009 stock option plan plus a number of shares covered by options granted under the 2009 plan that expire without being exercised. The Company’s 2016 equity incentive plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance share units to employees, officers, non-employee directors of, and consultants to, the Company. Options issued under the various plans typically vest in annual increments over a three or four year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value at the time of grant.

The Company recognized compensation expense of $0.1 million from the Birch Closing Date through June 30, 2018. This amount is included in SG&A in the unaudited condensed consolidated statements of operations.

The following table summarizes stock option activity for the six months ended June 30, 2018 (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2017	-	$-	-
Acquired in reverse acquisition	1,996	3.48	-
Granted	-	-	-
Exercised	(26)	2.67	-
Forfeited	(14)	1.97	-
Expired	(1)	6.35	-
Outstanding at June 30, 2018	1,955	3.50	7.79
Exercisable at June 30, 2018	1,428	4.01	7.62

As of June 30, 2018, the Company had approximately $0.7 million of unrecognized compensation expense related to stock options granted under its stock-based compensation plans. This amount is expected to be recognized over a weighted-average period of 1.6 years.

Note 17. Commitments and Contingencies

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business, including, for example, civil litigation arising from customer complaints, breach of contract, billing and collection issues, employee claims, and intellectual property. In addition, from time to time the Company is involved in various investigations and proceedings relating to its compliance with various federal and state laws, including those relating to its provision of cloud and business services. Defending such proceedings can be costly and can impose a significant burden on the Company’s management and employees. The Company establishes a liability with respect to contingencies when a loss is probable and it is able to reasonably estimate such loss. At June 30, 2018, we believe we have adequate reserves for these liabilities, when taking into account contractual indemnitees that have been provided to the Company. For certain matters in which the Company is involved, for which a loss is reasonably possible, we are not currently able to reasonably estimate the potential loss. While the ultimate resolution of, and costs associated with, these litigation and regulatory matters are uncertain, the Company does not currently believe that any of these pending matters will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

Note 18. Income Taxes

During the six months ended June 30, 2018, the Company recorded an income tax benefit of $4.9 million, resulting in an effective tax rate for the same period of approximately 11.43%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets and certain discrete items. For the six months ended June 30, 2018, the income tax benefit includes certain refundable credits of which $4.3 million was recorded as a discrete benefit, partially offset by foreign and state taxes and amortization of intangibles with indefinite useful lives.

As of June 30, 2018, the Company had a full valuation allowance recorded against all of its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of June 30, 2018, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. We recognized some provisional tax impacts related to the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017, as we did not have all the information regarding the changes of the 2017 Tax Act to determine any impact. The current period includes $2.3 million of tax benefit related to tax reform for certain refundable credits and the release of the valuation against our indefinite lived intangibles.  The ultimate impact may differ from those provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act. Any adjustments made to the provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB118).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere herein and with Birch’s audited financial statements and notes thereto included in the Form 8-K filed by the Company with the SEC on May 10, 2018. As further described in “Note 4 – Acquisitions” in this report, Birch was determined to be the accounting acquirer in the Birch Merger and, accordingly, the historical financial information presented in this report, including for the second quarter of 2017, reflects the standalone financial statements of Birch and, therefore, period-over-period comparisons may not be meaningful.

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “plans,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative and are subject to risks and uncertainties, including those set forth under Item 1A, “Risk Factors” in Fusion’s Annual Report on Form 10-K for the year ended December 31, 2017, and Part II, Item 1A in this report, that could cause actual events or results to differ materially from historical results or anticipated results. The risks of the Company include, among other things, its ability to attract new capital to execute its comprehensive business strategy, its ability to integrate acquisitions, its ability to comply with the terms of the Credit Facilities, competitors with broader product lines and greater resources, emergence into new markets, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by the Company from time to time in its filings with the SEC. However, the risks included should not be assumed to be the only risks that could affect future performance. All forward-looking statements included in this report are made as of the date hereof, are based on information available to the Company as of that date, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

Recent Developments

Birch

On the Birch Closing Date, Fusion completed the various transactions contemplated by the Birch Merger Agreement. As contemplated therein, on the Birch Closing Date, Birch merged with and into BCHI Merger Sub, with BCHI Merger Sub surviving the merger as a wholly-owned subsidiary of Fusion. For accounting purposes, the Birch Merger is treated as a “reverse acquisition” under U.S. GAAP and Birch is considered the accounting acquirer. Birch was determined to be the accounting acquirer based on the terms of the Birch Merger Agreement and other factors, such as relative stock ownership of the Company following the Birch Merger. Accordingly, Birch’s historical results of operations replace Fusion’s historical results of operations for all periods prior to the Birch Merger and, for all periods following the Birch Merger, the results of operations of the combined company will be included in the Fusion’s financial statements. All share numbers and other information about equity securities prior to the acquisition of Birch in this report relate to Fusion and give effect to the Reverse Split. See note 4 in the accompanying unaudited condensed consolidated financial statements for additional information on the reverse acquisition.

On the Birch Closing Date, all of the outstanding shares of common stock of Birch (other than treasury shares or shares owned of record by any Birch subsidiary) were cancelled and converted into the right to receive the Merger Shares. Pursuant to subscription agreements executed by each of the former shareholders of Birch, the Merger Shares were issued in the name of, and are held by, BCHI Holdings.

MegaPath

On the MegaPath Closing Date (June 15, 2018), the Company completed the MegaPath Merger. In accordance with the terms of the MegaPath Merger Agreement, the Company paid approximately $61.5 million of the $71.5 million purchase price in cash , with approximately $10 million of the purchase price paid in 1,679,144 shares of Fusion’s common stock, at an agreed upon price of $5.775 per share. As a result of the fixed price at which the shares were issued, from an accounting perspective, the total purchase price was $68.3 million. Of the cash consideration, $2.5 million was deposited into an escrow account to be held for one year to secure the indemnification obligations in favor of the Company under the MegaPath Merger Agreement. The financial statements included in this report and in future reports filed by the Company include adjustments to reflect the acquisition of MegaPath as of MegaPath Closing Date.

The cash consideration, as well as certain expenses associated with the MegaPath Merger, was funded from $62.0 million of borrowings under the First Lien Credit Agreement. See note 13 in the accompanying unaudited condensed consolidated financial statements for additional information on the terms of the First Lien Credit Agreement.

See note 4 in the accompanying unaudited condensed consolidated financial statements for additional information regarding the Birch Merger and MegaPath Merger.

Our Business

We are a provider of integrated cloud solutions to small, medium and large businesses. Our innovative cloud solutions lower our customers' cost of ownership and deliver new levels of security, flexibility, scalability and speed of deployment.

We are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our products and services include cloud voice and Unified Communications-as-a-Service, improving communication collaboration on virtually any device, virtually anywhere; and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency and contact center solutions.  Our cloud computing and Infrastructure-as-a-Service solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by our Software-as-a-Service solutions, such as security and business continuity, our advanced cloud offerings include private and hybrid cloud, storage, backup and recovery and secure file sharing that allow our customers to experience the increased efficiencies and agility delivered by the cloud.

COMPONENTS OF STATEMENTS OF OPERATIONS

Revenue

We generate revenue primarily from monthly recurring, usage and installation fees related to the provision of cloud and business services.

Cost of Revenue

Cost of revenue primarily consists of circuit and third-party service costs and taxes and fees.

SG&A

SG&A consist primarily of costs related to sales and marketing, compensation and other expense for executive, finance, product development, human resources and administrative personnel, professional fees and other general corporate costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Management makes these estimates on their historical experience and on various other assumptions that they believe to be reasonable under the circumstances, and these estimates form the basis for their judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  Management periodically evaluates these estimates and judgments based on available information and experience. Actual results may differ substantially from these estimates.  If actual results significantly differ from management estimates, the Company’s financial condition and results of operations could be materially impacted.

We have identified the policies and significant estimation processes discussed below as critical to our operations and to an understanding of our results of operations.

Revenue Recognition

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and represents the unit of account in applying the revenue recognition guidance provided by ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are satisfied over time as services are rendered or at a point in time depending on when the customer obtains control of the promised goods or services. Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs when services are rendered.

Customer revenue includes revenue received from the sale of integrated cloud solutions and business services and is comprised of monthly recurring charges, usage charges and initial nonrecurring charges. Monthly recurring charges include the fees paid by customers for services. Monthly recurring charges are recognized over the period that the corresponding services are rendered to customers. Usage charges consist of per-use sensitive fees paid for calls made. Additionally, access charges are comprised of charges paid primarily by interexchange carriers for the origination and termination of interexchange toll and toll-free calls. Usage and access charges are recognized monthly as the services are provided. Initial nonrecurring charges consist primarily of installation charges and revenue derived from sales of communications equipment, such as phones. The Company recognizes installation revenue when the installation is complete.

Deferred Commissions

Direct incremental costs of obtaining a contract, consisting of sales commissions, are deferred and amortized over the estimated life of the customer, which is currently 36 months. We calculate the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets expenses based on the timing of when it expects to recognize the expense.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. This guidance addresses financial accounting and reporting for the impairment and disposition of long-lived assets, including property and equipment and purchased intangible assets. The Company evaluates the recoverability of long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if it’s carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. If impairment is indicated, the carrying amount of the asset is written down to fair value. During the three months ended June 30, 2018 and 2017, the Company recorded no impairment charges. During the six months ended June 30, 2018 and 2017, the Company recorded impairment charges of $2.3 million and $0, respectively.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are summarized in note 2 in the accompanying unaudited condensed consolidated financial statements.

 RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

The results of Fusion have been included in the financial results for the combined company from the Birch Closing Date and MegaPath from the MegaPath Closing Date.

	Three Months Ended June 30,
	2018		2017
		%		%
Revenue	$120,803	100.0	$116,677	100.0
Cost of revenue *	66,189	54.8	63,039	54.0
Gross profit	54,614	45.2	53,638	46.0
SG&A	43,001	35.6	29,009	24.9
Depreciation and amortization	16,712	13.8	17,625	15.1
Foreign currency loss (gain)	241	0.2	(131)	(0.1)
Total operating expenses	59,954	49.6	46,503	39.9
Operating (loss) income	(5,340)	(0.04)	7,135	6.1
Other expense:
Interest expense, net	(17,608)	(14.6)	(11,852)	(10.2)
Loss on debt extinguishment	(14,414)	(11.9)	-	-
Other expense	(211)	(0.2)	(28)	-
Total other expense	(32,233)	(26.7)	(11,880)	(10.2)
Loss before income taxes	(37,573)	(31.1)	(4,745)	(4.1)
Income tax benefit	3,872	3.2	44	-
Net loss from continuing operations	(33,701)	(27.6)	(4,701)	(4.0)
Net income (loss) from discontinued operations	15,179	12.6	(4,743)	(4.1)
Net loss	$(18,522)	(15.3)	$(9,444)	(8.1)
__________
*Exclusive of depreciation and amortization, shown separately.

Revenues

Revenue increased to $120.8 million for the three months ended June 30, 2018, as compared to $116.7 million for the same period in 2017. This increase is primarily due to $17.7 million of revenue attributable to Fusion and $1.6 million of revenue attributable to MegaPath, partially offset by $15.2 million impact of churn.

Cost of Revenue and Gross Profit

Cost of revenue increased to $66.2 million for the three months ended June 30, 2018, as compared to $63.0 million for the same period in 2017. This increase is primarily due to $8.1 million of costs attributable to Fusion and $1.1 million of costs attributable to MegaPath, partially offset by $6.0 million costs associated with a lower revenue volume.

Gross margin was 45.2% for the three months ended June 30, 2018, as compared to 46.0% for the same period in 2017. This decrease is primarily due to the fixed cost network becoming a higher percent of cost of revenue.

SG&A

SG&A increased to $43.0 million for the three months ended June 30, 2018, as compared to $29.0 million for the same period in 2017. This increase is primarily due to $8.9 million of transactions costs, $0.9 million in restructuring costs, $5.7 million of expenses attributable to Fusion, $1.6 million of expenses attributable to MegaPath, partially offset by $2.7 million in headcount reduction and discretionary items.

Depreciation and Amortization

Depreciation and amortization expense decreased to $16.7 million for the three months ended June 30, 2018, as compared to $17.6 million for the same period in 2017. This decrease is primarily due to the impact of impairment charges in the fourth quarter of 2017, partially offset by the additional depreciation and amortization expense on the Fusion assets.

Interest Expense

Interest expense increased to $17.6 million for the three months ended June 30, 2018, as compared to $11.9 million for the same period in 2017. This increase is primarily due to increased borrowings and interest rate under our Credit Facilities.

Income Tax Benefit

For the three months ended June 30, 2018, the income tax benefit of $3.9 million includes discrete benefits of $3.4 million. The discrete benefit includes certain refundable credits of $1.4 million, indefinite lived intangibles of $1.5 million and certain state tax refunds of $1.0 million, partially offset by foreign and state taxes. For the three months ended June 30, 2017, the income tax benefit of $0.1 million was related to historical Birch tax positions.

Loss on Debt Extinguishment

Loss on debt extinguishment was $14.4 million for the three months ended June 30, 2018. This loss resulted from the pay-off of the prior credit facilities of Fusion and Birch in May 2018. See note 13 in the accompanying unaudited condensed consolidated financial statements for information on our debt.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $15.2 million for the three months ended June 30, 2018, as compared to a net loss of $4.7 million for the same period in 2017, resulting from the spin-off of the Birch Consumer Segment immediately prior to the Birch Merger. See note 3 in the accompanying unaudited condensed consolidated financial statements for additional information on discontinued operations.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

The results of Fusion have been included in the financial results for the combined company from the Birch Closing Date and MegaPath from the MegaPath Closing Date.

	Six Months Ended June 30,
	2018		2017
		%		%
Revenue	$223,714	100.0	$231,743	100.0
Cost of revenue *	121,316	54.2	125,899	54.3
Gross profit	102,398	45.8	105,844	45.7
SG&A	66,767	29.8	61,334	26.5
Depreciation and amortization	31,441	14.1	33,642	14.5
Impairment losses on intangible assets	2,314	1.0	-	-
Foreign currency loss (gain)	511	0.2	(166)	(0.1)
Total operating expenses	101,033	45.2	94,810	40.9
Operating income	1,365	0.6	11,034	4.8
Other expense:
Interest expense, net	(29,370)	(13.1)	(21,481)	(9.3)
Loss on debt extinguishment	(14,414)	(6.4)	-	-
Other (expense) income	(168)	(0.1)	50	-
Total other expense	(43,952)	(19.6)	(21,431)	(9.2)
Loss before income taxes	(42,587)	(19.0)	(10,397)	(4.5)
Income tax benefit (expense)	4,869	2.2	(1,354)	(0.6)
Net loss from continuing operations	(37,718)	(16.9)	(11,751)	(5.1)
Net income (loss) from discontinued operations	6,218	2.8	(8,133)	(3.5)
Net loss	$(31,500)	(14.1)	$(19,884)	(8.6)
__________
*Exclusive of depreciation and amortization, shown separately.

Revenues

Revenues decreased to $223.7 million for the six months ended June 30, 2018, as compared to $231.7 million for the same period in 2017. This decrease is primarily due to $27.3 million of net revenue loss driven by 2017 churn, partially offset by $17.7 million of revenue attributable to Fusion and $1.6 million of revenue attributable to MegaPath.

Cost of Revenue and Gross Profit

Cost of revenue decreased to $121.3 million for the six months ended June 30, 2018, as compared to $125.9 million for the same period in 2017. This decrease is primarily due to $13.8 million of lower revenue volume, partially offset by $8.1 million of costs attributable to Fusion and $1.1 million of costs attributable to MegaPath.

Gross margin remained fairly constant at 45.8% for the six months ended June 30, 2018, as compared to 45.7% for the same period in 2017.

SG&A

SG&A increased to $66.8 million for the six months ended June 30, 2018, as compared to $61.3 million for the same period in 2017. This increase is primarily due to $9.9 million of transaction costs, $0.4 million in restructuring costs, $5.6 million of expenses attributable to Fusion and $1.6 million of expenses attributable to MegaPath, partially offset by $6.5 million in headcount reduction, $1.9 million in lower rent and facilities costs and $3.6 million in lower discretionary items.

Depreciation and Amortization

Depreciation and amortization expense decreased to $31.4 million for the six months ended June 30, 2018, as compared to $33.6 million for the same period in 2017. This decrease is primarily due to the impact of impairment charges in the fourth quarter of 2017, partially offset by the additional depreciation and amortization expense on the Fusion assets.

Impairment Losses on Intangible Assets

During the six months ended June 30, 2018, the Company recorded an impairment charge of $2.3 million on certain intangible assets. There was no comparable charge during the same period in 2017.

Interest Expense

Interest expense increased to $29.3 million for the six months ended June 30, 2018, as compared to $21.5 million for the same period in 2017. This increase is primarily due to increased borrowings and interest rate under our Credit Facilities.

Income Tax (Benefit) Expense

For the six months ended June 30, 2018, the income tax benefit of $4.9 million includes discrete benefits of $4.4 million. The discrete benefit includes certain refundable credits of $1.4 million, indefinite lived intangibles of $2.6 million and certain state tax refunds of $1.0 million, partially offset by foreign and state taxes. For the six months ended June 30, 2017, the income tax expense of $1.4 million was related to historical Birch tax positions.

Loss on Debt Extinguishment

Loss on debt extinguishment was $14.4 million for the six months ended June 30, 2018. This loss resulted from the pay-off of the prior credit facilities of Fusion and Birch in May 2018. See note 13 in the accompanying unaudited condensed consolidated financial statements for information on our debt.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $6.2 million for the six months ended June 30, 2018, as compared to a net loss of $8.1 million for the same period in 2017, resulting from the spin-off of the Birch Consumer Segment in May 2018. See note 3 in the accompanying unaudited condensed consolidated financial statements for additional information on discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have incurred significant net losses. During the three and six months ended June 30, 2018, we had a net loss of $18.5 million and $31.5 million, respectively. At June 30, 2018, we had a working capital deficit of $84.3 million and stockholders’ deficit of $118.9 million. Our cash balance at June 30, 2018 was $13.5 million. While our management projects that we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may decide to either raise additional capital, limit our discretionary capital expenditures or borrow amounts available under the Revolving Facility to support our business plan. There is currently no commitment for additional funding and there can be no assurances that other funds will be available on terms that are acceptable to us, or at all.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the further expansion of our business. Subject to the rights of holders of our Series D Preferred Stock, any future determination to pay dividends is at the discretion of the Company’s board, and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, the terms of our then existing credit facilities, limitations under Delaware law and other factors that the Company’s board and senior management consider appropriate.

The holder of our Series D Preferred Stock is entitled to receive monthly dividends at an annual rate of 12%. These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of our common stock. From the Birch Closing Date through June 30, 2018, undeclared dividends on the Series D Preferred Stock were $0.2 million.

Capital Resources

On the Birch Closing Date, the Company entered into the First Lien Credit Agreement, which provides for a $45.0 million Tranche A Term Loan, a $510.0 million Tranche B Term Loan and the $40.0 million Revolving Facility. In addition, the Company simultaneously entered into the Second Lien Credit Agreement, which provides for an $85.0 million term loan. The proceeds of the Term Loans were used to refinance all of the then existing indebtedness of Fusion and its subsidiaries (including Birch), except for the Bircan Notes, and to finance the cash portion of the consideration for the MegaPath Merger. See note 13 for further information.

As of June 30, 2018, our debt consisted of the following (in thousands):

First Lien Credit Agreement:
Tranche A Term Loan, matures May 2022	$45,000
Tranche B Term Loan, matures May 2023	510,000
Revolving Facility, matures May 2022	-
Second Lien Credit Agreement – Term Loan, matures November 2022	85,000
Subordinated Note, matures February 2023	10,000
Bircan Notes Payable, matures March 2019	3,348
653,348
Less:
Discounts	(48,828)
Current portion	(24,500)
$580,020

As of June 30, 2018, the Credit Facilities (including the Revolving Facility) bear interest at a weighted-average rate of approximately LIBOR plus 7.6%. Excluding the Revolving Facility, the Credit Facilities bear interest at a weighted-average rate of approximately LIBOR plus 7.7%.

Under the Credit Agreements, the Company is subject to a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to its obligations to the Lenders, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. Furthermore, the Company is required to comply with various financial covenants, including net leverage ratio, fixed charge coverage ratio and maximum levels of consolidated capital expenditures; and its failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of its indebtedness. As of June 30, 2018, the Company was in compliance with these financial covenants.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$1,915	$26,055
Net cash used in investing activities	(37,410)	(22,614)
Net cash provided by (used in) financing activities	43,364	(2,910)
Net increase in cash and cash equivalents	7,869	531
Cash and cash equivalents, beginning of period	5,757	8,208
Foreign currency translation effect on cash	(91)	27
Cash and cash equivalents, end of period	$13,535	$8,766

The following table illustrates the primary components of our cash flows provided by operations (in thousands):

	Six Months Ended June 30,
	2018	2017
Net loss from continuing operations	$(37,718)	$(11,751)
Net loss from discontinued operations	6,218	(8,133)
Net loss	(31,500)	(19,884)
Non-cash expenses, gains and losses	49,850	36,378
Changes in accounts receivable	(16,062)	3,403
Changes in accounts payable	25,935	10,129
Other	(11,476)	(10,902)
Cash provided by operating activities - continuing operations	10,529	27,257
Cash provided by operating activities - discontinued operations	(8,614)	(1,202)
Net cash provided by operating activities	$1,915	$26,055

For the six months ended June 30, 2018, cash used in investing activities consists primarily of acquisitions in the amount of $20.6 million and capital expenditures of $15.4 million. For the same period in 2017, cash used in investing activities consists primarily of capital expenditures in the amount of $17.9 million.

For the six months ended June 30, 2018, cash provided by financing activities consists primarily of proceeds from term loans of $650.0 million, partially offset by principal payments on previous term loans, revolving credit facility and other debt of $551.5 million, as well as issuance costs of $50.4 million. Additionally, cash from financing activities includes $14.5 million from the issuance of the Series D Preferred Stock and proceeds from the sale of common stock of $7.5 million. For the same period in 2017, cash provided by financing activities consists primarily of proceeds from term loans of $15.0 million, $4.3 million of issuance costs and $11.4 million of repayments of debt obligations.

Other Matters

Inflation

At this time, we do not believe that inflation has a significant effect on our operations at this time.

Off-Balance Sheet Arrangements

At June 30, 2018, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Fusion maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Fusion’s disclosure controls and procedures as of June 30, 2018. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Fusion’s disclosure controls and procedures were effective to accomplish their objectives. However, such evaluation relates only to Fusion. Management is still in the process of evaluating the internal controls employed by each of Birch and MegaPath to determine whether they will be adopted by the Company. Accordingly, our controls and procedures for the Company are currently evolving and will continue to evolve during the integration period which we anticipate will extend through at least the end of 2018, after which time we expect to be able to fully evaluate the effectiveness of the controls and procedures of the Company.

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

Other than with respect to the integration of Birch and MegaPath, including the potential adoption of certain controls and procedures thereof, which the Company is still in the process of evaluating, there have been no other changes in Fusion’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Fusion’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is engaged in legal proceedings arising in the ordinary course. The Company believes that it has adequate reserves for and/or is indemnified against these liabilities and that, as of June 30, 2018, there is no litigation or regulatory proceeding pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found in Item 1A, “Risk Factors,” in Fusion’s Form 10-K for the year ended December 31, 2017. There have been no material changes to our risk factors from those previously disclosed in that Form 10-K, except as discussed below:

We earn revenue, incur costs and maintain cash balances in multiple currencies, and currency fluctuations could adversely affect our financial results.

We have operations in Canada, where we earn revenue and incur costs in Canadian Dollars. Doing business in Canada exposes us to foreign currency risks in numerous areas, including revenue, purchases and payroll. Certain of these currency exposures are naturally offset because revenue and costs are both denominated in the same foreign currency, and certain cash balances are held in U.S. Dollar denominated accounts. However, due to the increasing size and importance of our Canadian operations, fluctuations in foreign currency exchange rates could materially impact our results. Our cash position includes amounts denominated in both U.S Dollars and Canadian Dollars. We manage our overall cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from our subsidiaries outside the U.S. could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available in the local jurisdiction without legal restrictions to fund ordinary business operations. Any fluctuations in foreign currency exchange rates could materially impact the availability and amount of these funds available for transfer.

A significant amount of our revenue is derived from a limited number of customers, and any reduction in revenue from any of these customers could have a material adverse effect on our business.

After giving effect to the Birch Merger and the MegaPath Merger, our ten largest customers by revenue accounted for approximately 4% of our proforma consolidated revenue in 2017. For the years ended December 31, 2017 and after giving effect to the Birch Merger and the MegaPath Merger, no single customer accounted for more than 10% of our proforma consolidated revenue or accounts receivable. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be adversely affected.

Our rights to the use of fiber that is part of our network may be affected by the ability to continue long term contracts and the financial stability of our IRU fiber providers.

A portion of our services are provided on network fiber facilities licensed or leased from other network service providers through indefeasible rights of use (“IRUs”) or similar arrangements. The facilities under these agreements have remaining terms generally ranging from less than 1 year to 24 years. In these agreements, the network owner is responsible for network maintenance for which we pay such network owners. If our network provider under IRU agreements has financial troubles, it could adversely affect our costs, especially maintenance costs and ability to deliver service. Also, if our network providers under IRU agreements are unable to obtain and maintain necessary rights-of-way and access to pole attachments for their fiber networks or if they fail to renew or extend our IRUs, our operations may be interrupted and/or we could incur material expenses if we were required to relocate to alternative network assets.

Our ability to provide certain of our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements with ILECs.

Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms is dependent, in part, on maintenance of interconnection agreements with the incumbent local exchange carrier (“ILEC”). We are party to one or more interconnection agreements in each state and service territory in which we require such agreements. The initial terms of many of our interconnection agreements have expired, however, our interconnection agreements generally contain an “evergreen” provision that allows the agreement to continue in effect until terminated. ILECs also are making available some facilities and services to competitors under unregulated “commercial agreements” that are not subject to the same requirements as interconnection agreements. The largest ILECs are also attempting to eliminate mandatory interconnection through FCC rulemaking, and replace regulated interconnection arrangements with commercial negotiations. If we were to receive a termination notice from an ILEC, we could negotiate a new agreement or initiate an arbitration proceeding at the relevant state commission before the agreement expired. In addition, the Federal Communications Act of 1934, as amended (the “Communications Act”) gives us the right to opt into interconnection agreements which have been entered into by other carriers, provided the agreement is still in effect and provided that we adopt the entire agreement. We cannot assure you that we will be able to successfully renegotiate these agreements or any other interconnection agreement on terms favorable to us or at all. Local telephone service competition depends on cost based and nondiscriminatory interconnection with, and use of, ILEC networks and facilities. Failure to achieve and maintain such arrangements could have a material adverse effect on our ability to provide competitive local telephone services. If we are unable to renegotiate or enter into new agreements on acceptable terms, our cost of doing business could increase and our ability to compete could be impeded.

Due to their control of “last-mile” access to many of our customers, if we experience difficulties in working with ILECs, our ability to offer services on a timely and cost-effective basis could be materially and adversely affected.

Our business depends on our ability to interconnect with ILEC networks and to lease from the ILECs certain essential network elements. We obtain access to these network elements and services under terms established in interconnection agreements, contract tariffs and commercial arrangements that we have entered into with ILECs. Like many competitive communications services providers, from time to time, we may experience difficulties in working with ILECs with respect to obtaining information about network facilities, ordering and maintaining network elements and services, interconnecting with ILEC networks and settling financial disputes. These difficulties can impair our ability to provide service to customers on a timely and competitive basis. If an ILEC refuses to cooperate or otherwise fails to support our business needs for any other reason, including labor shortages, work stoppages, cost-cutting initiatives or disruption caused by mergers, other organizational changes or terrorist attacks, our ability to offer services on a timely and cost-effective basis can be materially and adversely affected.

Additional taxation and government regulation of the cloud communications industry may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

As a result of changes in regulatory policy, we could be forced to pay additional taxes on the products and services we provide. We structure our operations and our pricing based on assumptions about various domestic and international tax laws, tax treaties and other relevant laws. Taxation authorities or other regulatory authorities might not reach the same conclusions about taxation that we have reached in formulating our assumptions. We could suffer adverse tax and other financial consequences if our assumptions about these matters are incorrect or the relevant laws are changed or modified. In the U.S., our products and services are subject to varying degrees of federal, state and local regulation, including regulation by the Federal Communications Commission (“FCC”) and various state public utility commissions. In Canada, our products and services are subject to varying degrees of federal, provincial and local regulation, including regulation by The Canadian Radio-television and Telecommunications Commission. We may also be subject to similar regulation by other foreign governments and their telecommunications and/or regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over the cloud services that we offer. However, they do require the filing of various reports, compliance with public safety and consumer protection standards and the payment of certain regulatory fees and assessments.

We also hold various U.S. federal and state licenses authorizing us to provide regulated interstate and intrastate telecommunications services to our carrier and end-user customers, and we comply with federal and state reporting, fee payment, tariffing and other obligations with respect to these services. In contrast to the typically lighter regulation of cloud services, described above, telecommunications services in the U.S. are often subject to a more formalized and aggressive regulatory regime. Even in jurisdictions where we are primarily providing cloud or lightly regulated VoIP services, we are regulated more pro-actively based upon the holding of a license to provide telecommunications services. It is possible that at some point we may be found not to have fully complied with applicable federal and/or state licensing or compliance requirements and, as a result, we may be subject to fines, penalties or other enforcement consequences. In addition, following the Birch Merger, our operations are subject to the requirements of a Consent Decree established in 2016 between Birch Communications, Inc. (“BCI”) and the FCC to settle allegations of noncompliance by BCI and its operating subsidiaries. We may face heightened regulatory scrutiny going forward as a result of the Consent Decree and in the event that we are found to have violated any of the specific laws and regulations implicated in the BCI Consent Decree, it is possible that we will face escalated penalties. Over time, it is possible that U.S. federal and/or state regulation of telecommunications services may change and become more burdensome, resulting in increased labor costs for compliance management and/or increases in direct costs of operations, including, for example, increased federal/state Universal Service Fund contributions or increased FCC and state public utility commission regulatory assessments. In the event that federal and/or state telecommunications regulation becomes more robust in the future, it could provide the basis for an increase in complaints filed against companies such as Fusion pursuant to the Communications Act, and/or state laws and regulations.

Birch previously has been the subject of litigation and could be the subject of additional legal actions and possible liabilities in the future.

In the course of normal business activities, Birch and its subsidiaries have been the subject of civil litigation concerning various types of matters including, for example, customer complaints, breach of contract, billing and collection, employee claims, and intellectual property. It is possible that we could be the subject of additional litigation involving similar or different matters in the future. For example, an individual or business could initiate litigation involving similar actions or behavior for which Birch previously was found liable, in the hopes of achieving a similarly favorable outcome. Due to the inherently uncertain nature of litigation, it is not possible to predict the likelihood, scope, or outcome of any future litigation. If litigation is initiated and the outcome is unfavorable to the Company we could be found liable for financial or other penalties. Any such liabilities are not predictable and, individually, or in the aggregate, could have a material adverse impact on the Company’s financial results.

Lingo may fail to perform under the Transition Services Agreement that was entered into as part of the Birch Merger which could affect our profitability and business.

In connection with the Birch Merger, Birch spun off the Birch Consumer Segment through a dividend of its membership interests in Lingo Management, LLC (“Lingo”) and Lingo and the Company entered into a transition services agreement, dated as of May 4, 2018 (the “Transition Services Agreement”), pursuant to which each of the Company and Lingo agreed perform certain services for the benefit of the other for a period of time after the closing of the Birch Merger. If Lingo is unable or unwilling to satisfy its payment or performance obligations under the Transition Services Agreement, we could incur losses which could have an adverse effect on our profitability and business. In addition, if we do not have our own systems and services in place, or if we do not have agreements in place with other service providers of these services, or the cost of providing services to Lingo increase substantially, the cost to comply with our obligation to provide services under the Transition Services Agreement may be greater than what is provided therein.

The indemnification provided by BCHI Holdings to the Company regarding various litigation matters and pending regulatory proceedings may not be sufficient to cover the full amount owed.

As a result of the Birch Merger, Birch and certain of its subsidiaries that are involved in various litigation matters and pending regulatory proceedings became subsidiaries of Fusion and, as a result, the Company is responsible for any liabilities arising from those various matters. BCHI Holdings entered into a letter agreement with the Company under which it agreed, for a period of 18 months following the closing of the Birch Merger, to indemnify and hold harmless Fusion for and against any and all losses in excess of $500,000 that are related to, or arise from, certain specified litigation and regulatory matters, subject to a maximum aggregate liability of $25 million. Amounts owed by BCHI Holdings under this indemnity may, with limited exception, be paid in cash or shares of Fusion common stock at the option of BCHI Holdings, with such shares valued for this purpose at the greater of (A) $4.50 or (B) the weighted average daily closing bid price during a certain period prior to transfer. The BCHI Holdings indemnification does not provide us protection if (i) Birch and our other new subsidiaries have liabilities for litigation or regulatory matters that are not specifically enumerated in the indemnification letter, (ii) the liabilities relating to the covered matters do not arise until after the 18 month indemnity period, or (iii) to the extent the aggregate liability relating to such matters exceeds $25 million. Furthermore, if an indemnifiable claim exists and BCHI Holdings elects to pay us with shares of Fusion common stock, we may not have sufficient cash on-hand to cover the required payments. In addition, if the price of Fusion common stock is lower than $4.50 per share, then the indemnification payment in shares will be less than the losses that we incur.

The indemnification provided by BCHI Holdings to the Company regarding state tax matters may not be sufficient to cover the full amount owed and BCHI Holdings may not have the cash required to fund some or all of its indemnification obligations to the Company arising under a separation agreement between Birch and its former chief executive officer.

Various Birch subsidiaries that became subsidiaries of Fusion as a result of the Birch Merger are involved in various tax audits and may have failed to file certain historical state tax filings. As a result of the Birch Merger, the Company is responsible for any liabilities arising from these audits and late and/or missed filings. BCHI Holdings has entered into a letter agreement with the Company under which it agreed, for a period of 24 months following the closing of the Birch Merger, to indemnify and hold harmless the Company for and against any and all asserted and/or actual liabilities for unpaid state income tax and franchise fees and associated late fees, penalties and interest for 2017 and prior years; provided however, that the Company shall bear the initial $1.0 million of any actual taxes (but not any late fees, penalties or interest on any such amounts). Amounts owed by BCHI Holdings under this tax indemnity may be paid in cash or shares of Fusion common stock at the option of BCHI Holdings, with such shares valued for this purpose at the greater of (A) $4.50 or (B) the weighted average daily closing bid price during a certain period prior to transfer. This BCHI Holdings indemnification does not provide us protection if (i) Birch and our other new subsidiaries have liabilities for other types of state taxes or any federal tax liabilities, or (ii) the liabilities relating to the covered tax matters do not arise until after the 24 month indemnity period. Furthermore, if an indemnifiable tax claim exists and BCHI Holdings elects to pay us with shares of Fusion common stock, we may not have sufficient cash on-hand to cover the required tax payments. In addition, if the price of Fusion common stock is lower than $4.50 per share, then the indemnification payment in shares will be less than the losses that we incur.

In addition to the foregoing tax indemnity side letter, BCHI Holdings entered into another letter agreement under the terms of which it has agreed to indemnify Birch for amounts owed by Birch under a separation agreement, as amended, between Birch and its former chief executive officer. Under the terms of this letter agreement, BCHI Holdings has agreed to remit funds sufficient to satisfy each payment to the former chief executive officer on or prior to the dates such payments are required to be made to the former chief executive officer by Birch. Under this indemnity arrangement, BCHI Holdings may settle amounts owed in shares of Fusion common stock only if, after diligent efforts, it has been unable to secure the required cash. The value of the shares returned to Fusion in any such case would be determined on the same basis as described above in the case of the tax indemnity letter. If BCHI does not make the required payments when due or it settles these amounts in shares of Fusion common stock, we may not have sufficient cash on-hand to cover the required payments.

Birch and MegaPath may have liabilities that are not known, probable or estimable at this time. As a result of the Birch Merger and the MegaPath Merger, Birch and MegaPath became subsidiaries of Fusion and remain subject to all of their liabilities.

There could be unasserted claims or assessments, including failure to comply with applicable communications laws, regulations, orders and consent decrees that we failed or were unable to discover or identify in the course of performing our due diligence investigation of Birch and MegaPath. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about Birch or MegaPath that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

We may not realize the revenue growth opportunities and cost synergies that are anticipated from the Birch Merger or the MegaPath Merger as we may experience difficulties in integrating the three businesses.

The benefits that are expected to result from the Birch Merger and the MegaPath Merger will depend, in part, on our ability to realize the anticipated revenue growth opportunities and cost synergies projected to result from each of these transactions. Our success in realizing these revenue growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of the three businesses. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. The difficulty and risks could be heightened when integrating multiple acquisitions within a short period of time. The process of integrating operations could cause an interruption of, or loss of momentum in, our core business, the acquired businesses and the business of MegaPath. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the combined company, service existing customers of each company, attract new customers, and develop new products or strategies. If senior management is unable to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate the three businesses. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Even if we are able to integrate the three businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently project from these transactions, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of the three companies and the integration may take longer that we anticipate. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the transactions may be offset by costs incurred to, or delays in, integrating the businesses.

Fusion Common Stock is concentrated in the hands of a few stockholders, and their interests may not coincide with those of our other Stockholders.

As of August 10, 2018, BCHI Holdings beneficially own approximately 63.5% of Fusion outstanding common stock. Accordingly, BCHI Holdings and its affiliates currently have the ability to exercise significant influence over matters generally requiring stockholder approval. These matters include the election of directors and the approval of significant corporate transactions, including potential mergers, consolidations or sales of all or substantially all of our assets. The interests of BCHI Holdings and its affiliates may differ from those of other Fusion stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Amendment No. 2 to the Fusion Telecommunications International, Inc. 2016 Equity Incentive Plan.
10.2	Form of Director Indemnification Agreement.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION CONNECT, INC.

August 14, 2018	By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Amendment No. 2 to the Fusion Telecommunications International, Inc. 2016 Equity Incentive Plan.
10.2	Form of Director Indemnification Agreement.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document