Form 10-Q
period 2018-09-30
Fusion Connect, Inc.
filed 2018-11-13
CIK 1071411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 7, 2018.

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	82,112,970

FUSION CONNECT, INC. AND SUBSIDIARIES

As previously disclosed, on May 4, 2018 (the “Birch Closing Date”), Fusion Connect, Inc., a Delaware corporation (“Fusion”), completed the merger (the “Birch Merger”) of its wholly-owned subsidiary, Fusion BCHI Acquisition LLC (“BCHI Merger Sub”), with and into Birch Communications Holding, Inc., a Georgia corporation (“Birch”), in accordance with the terms of the Agreement and Plan of Merger, dated as of August 26, 2017, as amended, among Fusion, Birch Merger Sub and Birch (the “Birch Merger Agreement”). As a result of the Birch Merger, each then existing subsidiary of Birch became indirect wholly-owned subsidiaries of Fusion. On May 4, 2018, Fusion also changed its corporate name from Fusion Telecommunications International, Inc. to Fusion Connect, Inc.

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

This quarterly report on Form 10-Q relates to the Company’s three and nine-month periods ended September 30, 2018, which nine-month period includes the date of the completion of the Birch Merger and the MegaPath Merger.

Unless the context otherwise requires, references to the “Company,” the “combined company” “we,” “our” or “us” in this report refer to Fusion and its subsidiaries following the completion of the Birch Merger and the MegaPath Merger and references to “Fusion” refer to the Company prior to the completion of the Birch Merger and the MegaPath Merger.

Except as otherwise noted, references to “common stock” in this report refer to common stock, par value $0.01 per share, of Fusion. On May 4, 2018, Fusion effected a 1-for-1.5 reverse split of its common stock (the “Reverse Split”). Unless noted otherwise, all share or per share amounts in this report, the accompanying unaudited condensed consolidated financial statements and related notes give retroactive effect to the Reverse Split.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Fusion Connect, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Current assets:
Cash and cash equivalents	$15,426	$5,757
Accounts receivable, net of allowance for doubtful	52,597	25,372
accounts of $5,558 and $2,652, respectively
Accounts receivable - stockholders/employees	103	920
Prepaid expenses	11,276	6,290
Inventory, net	2,367	1,142
Other assets	4,483	2,505
Current assets of discontinued operations	-	40,038
Total current assets	86,252	82,024
Long-term assets:
Property and equipment, net	120,612	106,557
Goodwill	218,151	89,806
Intangible assets, net	176,465	68,834
Other non-current assets	32,518	877
Total long-term assets	547,746	266,074
Total assets	$633,998	$348,098
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$75,500	$40,315
Accrued telecommunications costs	4,812	11,048
Deferred customer revenue	16,440	10,226
Other accrued liabilities	41,706	23,948
Current portion of capital leases	2,525	3,003
Current portion of long-term debt	30,779	26,500
Current liabilities from discontinued operations	-	34,864
Total current liabilities	171,762	149,904
Long-term liabilities:
Non-current portion of long-term debt	589,433	410,736
Non-current portion of long-term capital lease	2,830	3,823
Other non-current liabilities	6,149	12,847
Total non-current liabilities	598,412	427,406
Stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000 shares authorized,
15 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 150,000 shares authorized,
78,501 and 25,161 shares issued and outstanding	785	252
Additional paid-in capital	145,638	5,824
Accumulated deficit	(282,383)	(236,477)
Accumulated other comprehensive (loss) income	(216)	1,189
Total stockholders’ deficit	(136,176)	(229,212)
Total liabilities and stockholders’ deficit	$633,998	$348,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$143,428	$112,424	$367,142	$344,167
Cost of revenue (exclusive of depreciation and
amortization, shown below)	72,981	58,552	194,297	184,451
Gross Profit	70,447	53,872	172,845	159,716
Operating expenses:
Selling, general and administrative	46,788	26,830	113,555	88,164
Depreciation and amortization	19,946	16,824	51,387	50,466
Impairment losses on intangible assets	-	-	2,314	-
Foreign currency (gain) loss	(248)	(295)	263	(461)
Total operating expenses	66,486	43,359	167,519	138,169

Operating income	3,961	10,513	5,326	21,547

Other (expense) income:
Interest expense, net	(21,647)	(11,405)	(51,017)	(32,886)
Loss on debt extinguishment	-	-	(14,414)	-
Other income	203	1	35	51
Total other expense	(21,444)	(11,404)	(65,396)	(32,835)

Loss before income taxes	(17,483)	(891)	(60,070)	(11,288)
Income tax (expense) benefit	(148)	(654)	4,721	(2,008)
Net loss from continuing operations	(17,631)	(1,545)	(55,349)	(13,296)
Net income (loss) from discontinued operations	-	(5,160)	6,218	(13,293)
Net loss	(17,631)	(6,705)	(49,131)	(26,589)
Other comprehensive income (loss):
Cumulative translation adjustment	46	1,923	(1,405)	1,667
Comprehensive loss	$(17,585)	$(4,782)	$(50,536)	$(24,922)

Net loss from continuing operations	(17,631)	(1,545)	(55,349)	(13,296)
Preferred stock dividends (see Note 5)	(467)	-	(1,254)	-
Net loss attributable to stockholders	$(18,098)	$(1,545)	$(56,603)	$(13,296)

Basic and diluted loss per common share from continuing operations	$(0.23)	$(0.06)	$(1.05)	$(0.53)
Basic and diluted (loss) income per common share from discontinued operations	$-	$(0.21)	$0.11	$(0.53)

Basic and diluted weighted average common shares outstanding	78,435	25,161	54,143	25,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands)

	Preferred Stock		Common stock
	Shares	Par value	Shares	Par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2017	-	$-	25,161	$252	$5,824	$1,189	$(236,477)	$(229,212)
Cumulative effect of change in accounting principle							3,725	3,725
Balance at January 1, 2018	-	-	25,161	252	5,824	1,189	(232,752)	(225,487)
Preferred Series D issued (Note 16)	15				15,000			15,000
Payment of Preferred Series D dividend							(500)	(500)
Distribution of the Birch Consumer Segment (Note 3)					(21,503)			(21,503)
Common stock issued in Birch reverse acquisition (Note 4)			49,896	499	131,468			131,967
Common stock issued in MegaPath acquisition (Note 4)			1,679	17	6,431			6,448
Common stock issued in a previous acquisition by the legacy Fusion company (Note 16)			129	1	499			500
Proceeds from the sale of common stock, net of costs (Note 16)			1,524	15	7,493			7,508
Net loss							(49,131)	(49,131)
Cumulative translation adjustment						(1,405)		(1,405)
Proceeds from exercise of stock options			84	1	134			135
Exercise of common stock purchase warrants			28		35			35
Stock compensation expense					257			257
Balance as of September 30, 2018	15	$-	78,501	$785	$145,638	$(216)	$(282,383)	$(136,176)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For The Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss from continuing operations	$(55,349)	$(13,296)
Net loss from discontinued operations	6,218	(13,293)
Net loss from continuing operations	(49,131)	(26,589)

Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	51,387	50,466
Deferred financing amortization	3,283	2,953
OID Interest	3,748	1,336
Deferred taxes	(2,612)	-
Gain on disposal of fixed assets	(76)	(26)
Loss on impairment of property, plant and equipment	2,314	-
Loss on extinguishment of debt	14,414	-
Non-cash share-based compensation	257	-
Changes in operating assets and liabilities:
Accounts receivable	(16,284)	4,589
Inventory, net	(922)	(228)
Prepaid expenses and other current assets	688	(90)
Other assets	(3,829)	296
Accounts payable	25,209	14,628
Other liabilities	(9,965)	(12,170)
Net cash provided by operating activities - continuing operations	12,263	48,458
Net cash used in operating activities - discontinued operations	(9,373)	(2,485)
Net cash provided by operating activities	2,890	45,973

Cash Flows from Investing Activities:
Acquisitions	(20,565)	-
Purchases of property and equipment	(26,235)	(27,870)
Proceeds from disposal of fixed assets	168	26
Net cash used in investing activities - continuing operations	(46,632)	(27,844)
Net cash used in investing activities - discontinued operations	(1,571)	(7,316)
Net cash used in investing activities	(48,203)	(35,160)

Cash Flows from Financing Activities:
Proceeds from notes payable and long-term debt	669,500	15,000
Repayment of debt obligation	(558,432)	(17,125)
Payment of capital lease obligations	(2,830)	(2,379)
Deferred financing costs and discounts	(50,383)	(4,603)
Issuance of Note Receivable	(25,000)	-
Issuance of preferred stock	14,500	-
Proceeds from the sale of common stock	7,508	-
Proceeds from stock options and warrants	170	-
Net cash provided by (used in) financing activities - continuing operations	55,033	(9,107)
Net cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	55,033	(9,107)

Net increase in cash and cash equivalents - continuing operations	20,664	11,507
Net decrease in cash and cash equivalents - discontinued operations	(10,944)	(9,801)
Net increase in cash and cash equivalents	9,720	1,706

Cash and cash equivalents at beginning of period	5,757	8,208
Foreign currency translation effect on cash	(51)	155
Cash and cash equivalents at end of period	$15,426	$10,069

Supplemental Disclosure of Cash Flow Information:
Interest paid	$36,285	$18,064
Income tax paid	$-	$217
Non-cash purchases of property and equipment	$1,157	$-
Non-cash issuance of stock for acquisition	$138,915	$-
Non-cash dividend	$500	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Fusion Connect, Inc. and Subsidiaries
Unaudited Condensed Notes to Consolidated Financial Statements

Note 1. Organization and Business

Fusion Connect, Inc. is a Delaware corporation incorporated in September 1997 (“Fusion”). The Company (as defined below) is a provider of integrated cloud solutions, including cloud communications, cloud connectivity, cloud computing, and business services to small, medium and large businesses.

We are focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud.  Our products and services include cloud voice, Unified Communications-as-a-Service, and Contact Center services, improving communication and collaboration on virtually any device, virtually anywhere; and cloud connectivity services, securely and reliably connecting customers to the cloud with managed network solutions that are designed to increase quality and optimize network efficiency.  Our cloud computing and Infrastructure-as-a-Service solutions are designed to provide our larger enterprise customers with a platform on which additional cloud services can be layered.  Complemented by our Software-as-a-Service solutions, such as security and business continuity, our advanced cloud offerings include private and hybrid cloud, storage, backup and recovery and secure file sharing that allow our customers to experience the increased efficiencies and agility delivered by the cloud.

On May 4, 2018 (the “Birch Closing Date”), Fusion completed the previously announced merger (the “Birch Merger”) of its wholly-owned subsidiary, Fusion BCHI Acquisition LLC (“BCHI Merger Sub”), with and into Birch Communications Holding, Inc., a Georgia corporation (“Birch”), in accordance with the terms of the Agreement and Plan of Merger, dated as of August 26, 2017, as amended, among Fusion, Birch Merger Sub and Birch (the “Birch Merger Agreement”). As a result of the Birch Merger, each then existing subsidiary of Birch became an indirect, wholly-owned subsidiary of Fusion. On May 4, 2018, Fusion also changed its corporate name from Fusion Telecommunications International, Inc. to Fusion Connect, Inc.

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

In addition, as previously disclosed, on June 15, 2018 (the “MegaPath Closing Date”), the Company completed its acquisition of MegaPath Holding Corp., a Delaware corporation (“MegaPath”) through a merger (the “MegaPath Merger”) of Fusion MPHC Acquisition Corp. (“MegaPath Merger Sub”), with and into MegaPath, in accordance with the terms of the Agreement and Plan of Merger, dated as of May 4, 2018, among the Company, MegaPath, MegaPath Merger Sub and Shareholder Representative Services, LLC, as stockholder representative (the “MegaPath Merger Agreement”).

This quarterly report on Form 10-Q relates to the Company’s three and nine-month periods ended September 30, 2018, which nine-month period includes the date of the completion of the Birch Merger and the MegaPath Merger.

Unless the context otherwise requires, references to the “Company,” the “combined company” “we,” “our” or “us” in this report refer to Fusion and its subsidiaries following the completion of the Birch Merger and the MegaPath Merger, as applicable, and references to “Fusion” refers to the Company prior to the completion of the Birch Merger and the MegaPath Merger.

Except as otherwise noted, references to “common stock” in this report refers to common stock, par value $0.01 per share, of Fusion. On May 4, 2018, Fusion effected a 1-for-1.5 reverse split of its common stock (the “Reverse Split”). Unless noted otherwise, all share or per share amounts in this report, the accompanying unaudited condensed consolidated financial statements and related notes give retroactive effect to the Reverse Split.

See Note 4 for additional information on the reverse acquisition and the MegaPath Merger.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Birch’s audited financial statements and notes thereto included in the Form 8-K filed by Fusion with the Securities and Exchange Commission (“SEC”) on May 10, 2018. The December 31, 2017 balance sheet information included herein was derived from the audited financial statements of Birch as of that date. The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Management believes that the disclosures made in these unaudited condensed consolidated interim financial statements are adequate to make the information not misleading. Reclassifications for the transfer of certain assets from intangibles to property and equipment have been made to the prior period consolidated financial statements to conform to the current presentation

Principles of Consolidation

The financial statements include the accounts of the Company and each of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results may differ substantially from these estimates. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any other future periods.

Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by a company's chief operating decision maker in deciding how to allocate resources and assess performance. The Company has only one reportable segment – Business Services.

Notes Receivable

The Company recorded a notes receivable of $25.0 million in conjunction with the Vector Facility (as herein defined) and is classified as other non-current assets on its balance sheet as of September 30, 2018. See note 13 for additional information relating to the Vector Facility.

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

Customer revenue includes revenue received from the sale of integrated cloud solutions and business services and is comprised of monthly recurring charges, usage charges and initial nonrecurring charges. Monthly recurring charges include the fees paid by customers for services. Monthly recurring charges are recognized over the period that the corresponding services are rendered to the customers. Usage charges consist of per-use sensitive fees paid for calls made. Additionally, access charges are comprised of charges paid primarily by interexchange carriers for the origination and termination of interexchange toll and toll-free calls. Usage and access charges are recognized monthly as the services are provided. Initial nonrecurring charges consist primarily of installation charges and revenue derived from sales of communications equipment such as IP phones. The Company recognizes installation and equipment revenue when the installation and setup is complete.

Deferred Commissions

Direct incremental costs of obtaining a contract, consisting of sales commissions, are deferred and amortized over the estimated life of the customer, which is currently 36 months. The Company calculates the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. Under this ASU, a customer in a cloud computing arrangement that is a service contract would look to existing guidance for internal-use software under ASC 350-40 to determine whether implementation costs incurred under such arrangement may be capitalized and subsequently amortized over the periods covered under any applicable renewal options that are reasonably certain to be exercised. In addition, the guidance in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the effect that this new guidance will have on its financial statements and related disclosures.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. In April 2018, the Company early adopted this guidance with respect to its then outstanding warrants. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. The Company adopted the amendments effective January 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which outlines a comprehensive revenue recognition model that supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU No. 2014-09 defines a five-step approach for recognizing revenue: (i) identification of the contract, (ii) identification of the performance obligations, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue as the entity satisfies the performance obligations. The new criteria for revenue recognition may require a company to use more judgment and make more estimates than under the current guidance. The Company adopted this standard effective January 1, 2018, using the modified retrospective method. Following the adoption, the revenue recognition for the Company’s sales arrangements remained materially consistent with its historical practice.

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

Summarized results for discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$-	$24,650	$30,768	$76,405
Cost of revenues, exclusive of depreciation and
amortization, shown separately below	-	17,407	20,482	51,606
Gross profit		7,243	10,286	24,799

Selling, general and administrative expenses	-	6,788	11,809	22,526
Depreciation and amortization	-	4,158	2,008	11,031
Impairment losses on intangible assets	-	-	5,379	-
Total operating expenses	-	10,946	19,196	33,557
Operating loss on discontinued operations	-	(3,703)	(8,910)	(8,758)

Other (expenses) income:
Interest expense	-	(1,457)	(2,169)	(4,535)
Gain on extinguishment of debt	-	-	17,297	-

Net (loss) income on discontinued operations	$-	$(5,160)	$6,218	$(13,293)

The carrying amounts of assets and liabilities associated with discontinued operations are as follows (in thousands):

December 31, 2017
Accounts receivable, net of allowance for doubtful accounts of
approximately $1,917, respectively	$9,549
Prepaid expenses	1,259
Inventory	37
Property and equipment, net	1,708
Goodwill	3,550
Intangible assets	23,935
Total current assets of discontinued operations	$40,038

Accounts payable and accrued expenses	$8,469
Deferred customer revenue	2,375
Other accrued liabilities	10,320
Debt	13,700
Total current liabilities of discontinued operations	$34,864

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

The fair value of assets acquired and liabilities assumed as a result of the Birch and Fusion combination is based upon management’s estimates which have been derived, in part, from an analysis provided by an independent third-party valuation firm. The assumptions are subject to change for a period of up to one year from date of the Birch Merger. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and the trade name, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from those estimates. During the three months ended September 30, 2018, an adjustment to Birch’s Goodwill in the amount of $0.4 million was recognized due to changes in the estimated fair value of liabilities assumed.

The preliminary purchase price allocation is as follows (in thousands):

		Useful life (in years)
Purchase consideration for invested capital	$221,172
Less: debt	(89,205)
Total purchase consideration for equity	$131,967

Cash	$28,176
Accounts receivable	8,684
Other current assets	2,444
Property and equipment	13,008
Other noncurrent assets	1,220
Intangible assets:
Developed technology	4,710	3
Trademark	49,500	10
Customer relationships	41,100	15
Goodwill	99,590
Deferred revenue	(1,200)
Other liabilities, including debt	(115,265)
	$131,967

The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise from the combination and is not expected to be deductible for tax purposes.

MegaPath Holding Corporation

On June 15, 2018, the MegaPath Closing Date, the Company completed its acquisition of MegaPath. As required by the terms of the MegaPath Merger Agreement, the Company paid approximately $61.5 million of the $71.5 million purchase price in cash, with approximately $10.0 million of the purchase price paid in 1,679,144 shares of Fusion’s common stock, at an agreed upon price of $5.775 per share. As a result of the fixed price at which the Fusion shares were issued, from an accounting standpoint, the total purchase price actually paid by Fusion was $68.3 million. Of the cash consideration, $2.5 million was deposited into an escrow account to be held for one year to secure the indemnification obligations in favor of the Company under the MegaPath Merger Agreement.

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
	$59,849

The following summarized unaudited consolidated pro forma information presents the results of operations of the Company had each of the Birch Merger and the MegaPath Merger occurred on January 1, 2017 (in thousands except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$143,428	$159,893	$439,477	$487,281
Net loss	(17,631)	(12,261)	(64,550)	(41,776)
Basic and diluted net loss per share	(0.23)	(0.49)	(1.19)	(1.66)

The summarized unaudited consolidated pro forma results set forth in this Note are not necessarily indicative of results that would have occurred if the Birch Merger and the MegaPath Merger had been in effect for the periods presented. Further, these pro forma results are not intended to be a projection of future results.

During the three and nine months ended September 30, 2018, total acquisition costs related to the Birch Merger and the MegaPath Merger were $0.1 million and $10.7 million, respectively. These costs are included in selling, general and administrative (“SG&A”) expenses on the accompanying unaudited condensed consolidated statement of operations.

Note 5. Loss per share

Basic and diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net loss from continuing operations	$(17,631)	$(1,545)	$(55,349)	$(13,296)
Net (loss) income from discontinued operations	-	(5,160)	6,218	(13,293)
Total net loss	(17,631)	(6,705)	(49,131)	(26,589)
Undeclared dividends on Preferred Series D	(467)	-	(754)	-
Dividends paid on Preferred Series D	-	-	(500)	-
Total net loss less Preferred Series D dividends	$(18,098)	$(6,705)	$(50,385)	$(26,589)

Denominator
Basic and diluted weighted average common shares outstanding	78,435	25,161	54,143	25,161

(Loss) income per share basic and diluted
From continuing operations	$(0.23)	$(0.06)	$(1.05)	$(0.53)
From discontinued operations	$-	$(0.21)	$0.11	$(0.53)

From the Birch Closing Date through September 30, 2018, dilutive securities excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects were as follows (in thousands):

Warrants	838
Stock Options	1,903

Note 6. Prepaid Expenses

Prepaid expenses are as follows (in thousands):

	September 30, 2018	December 31, 2017
Insurance and benefits	$1,276	$252
Rent	416	907
Software subscriptions	2,393	1,448
Hardware maintenance	802	1,517
Commissions	3,833	-
Line costs	1,108	706
Taxes	514	883
Other	934	577
	$11,276	$6,290

Note 7. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Telecommunications equipment	$102,384	$85,472
Leasehold improvements	11,087	10,591
Office equipment	1,851	1,731
Buildings and building improvements	1,540	1,540
Furniture and fixtures	5,604	5,160
Computer Software	37,945	32,663
Land	470	470
Automobiles	53	56
Onboarding	29,049	15,727
Network transition	52,513	45,863
Construction-in-progress	6,005	3,680
Total owned assets	248,501	202,953
Less: accumulated depreciation	(151,527)	(120,761)
Net owned assets	96,974	82,192

Capital lease assets	39,844	38,123
Less: accumulated depreciation	(16,206)	(13,758)
Net capital lease assets	23,638	24,365

Property and equipment, net	$120,612	$106,557

For the three months ended September 30, 2018 and 2017, depreciation expense was $12.8 million and $10.8 million, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense was $33.4 million and $32.9 million, respectively.

Note 8. Goodwill

During the nine months ended September 30, 2018, goodwill activity is as follows (in thousands):

Balance, January 1, 2018	$89,806
Acquisitions (Note 4):
Birch	99,590
MegaPath	28,755
Balance, September 30, 2018	$218,151

Note 9. Intangible Assets

Intangible assets are as follows (in thousands):
	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Subscriber acquisition costs	$135,321	$(28,024)	$107,297	$77,189	$(20,918)	$56,271
Tradenames and trademarks	65,600	(10,079)	55,521	13,146	(6,174)	6,972
Proprietary technology	15,320	(1,673)	13,647	-	-	-
Noncompete agreement	-			3,000	(3,000)	-
Commissions	-			7,683	(2,092)	5,591
Total acquired intangibles	$216,241	$(39,776)	$176,465	$101,018	$(32,184)	$68,834

During the three months ended September 30, 2018 and 2017, the Company recorded no impairment charges. During the nine months ended September 30, 2018 and 2017, the Company recorded impairment charges on certain intangible assets of $2.3 million and $0, respectively.

For the three months ended September 30, 2018 and 2017, amortization expense was $7.1 million and $6.0 million, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense was $18.0 million and $17.6 million, respectively. As of September 30, 2018, estimated future aggregate amortization expense is expected to be as follows (in thousands):

remainder of 2018	$7,072
2019	23,737
2020	23,737
2021	20,787
2022	18,630
Thereafter	82,502
$176,465

Note 10. Other Accrued Liabilities

Other accrued expenses are as follows (in thousands):

	September 30, 2018	December 31, 2017
Compensation and benefits	$7,575	$2,462
Bonus	3,219	729
Taxes	6,411	169
Interest	10,838	8,219
Facility restructuring (Note 11)	1,734	3,131
Legal settlements	9,730	13,360
Professional fees	3,579	1,389
Deferred tax	322	2,934
Sales commissions	896	965
Customer deposits	1,056	429
Other	2,495	3,008
	47,855	36,795
Less noncurrent portion:
Legal settlements	(4,890)	(8,520)
Deferred tax	(322)	(2,934)
Other	(937)	(1,393)
Total other non-current liabilities	(6,149)	(12,847)
Current portion of other accrued liabilities	$41,706	$23,948

Note 11. Restructuring Event

During April 2017, the Company implemented a strategic realignment that included reductions in headcount and the closing or downsizing of market branches and certain corporate offices. The Company has incurred cumulative restructuring costs of $9.0 million related to this event.

In May 2018, the Company implemented a strategic integration plan resulting from the Birch Merger and MegaPath Merger. This restructuring plan includes a workforce reduction to rebalance the Company’s resources, closing or consolidation of certain offices and reductions in other operating expenses. The Company has incurred cumulative restructuring costs of $3.7 million related to this event.

For the three months ended September 30, 2018 and 2017, the Company incurred restructuring costs in selling and general administrative expense of $1.5 million and $2.3 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred restructuring costs in selling and general administrative expense of $5.2 million and $5.5 million, respectively. The restructuring costs primarily relate to employee severances and benefits, facility exit costs, and revisions to certain sublease assumptions underlying existing accruals. The total additional expense expected to be incurred from the 2018 restructuring event for additional employee severances, benefits and bonuses and facility exit costs is approximately $5.0 million over the next twelve months.

The following table summarizes changes to the accrued liability associated with the restructuring for the nine months ended September 30, 2018 and 2017 (in thousands):

	Employee Costs(1)	Facility Exit Costs(2)	Other Costs	Total
Balance, January 1, 2018	$107	$3,131	$24	$3,262
Expenses	4,081	772	316	5,169
Payments	(3,655)	(2,169)	(340)	(6,164)
Balance, September 30, 2018	$533	$1,734	$-	$2,267

Balance, January 1, 2017	$-	$-	$-	$-
Expenses	1,047	4,499	-	5,546
Payments	(370)	(1,012)	-	(1,382)
Balance, September 30, 2017	$677	$3,487	$-	$4,164
__________
(1)
As of September 30, 2018, the remaining employee-related liability approximates fair value due to the short discount period.

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

Note 12. Equipment and Network Infrastructure Financing Obligations

From time to time, the Company enters into capital lease arrangements to finance the purchase of network hardware and software utilized in its operations. These arrangements require monthly payments over a period of 2 to 20 years with interest rates ranging between 2.0% and 8.3% per annum. The Company’s equipment and network infrastructure financing obligations are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Equipment financing obligations	$1,910	$1,292
IRU(1)	4,208	6,415
Amount representing interest	(763)	(881)
Present value of minimum lease payments	5,355	6,826
Less current portion	(2,525)	(3,003)
Non-current portion	$2,830	$3,823
__________
(1)
Purchase of an indefeasible right to use (“IRU”) fiber network infrastructure owned by others.

As of September 30, 2018, the payment obligations under capital leases are as follows (in thousands):

remainder of 2018	$953
2019	2,212
2020	813
2021	443
2022	245
Thereafter	1,452
$6,118

Note 13. Long-Term Debt

Debt consists of the following (in thousands):

September 30,
2018
First Lien Credit Agreement:
Tranche A Term Loan	$44,438
Tranche B Term Loan	503,625
Revolving Facility	19,500
Second Lien Credit Agreement – Term Loan	85,000
Subordinated Note	10,000
Bircan Notes Payable	3,276
665,839
Less:
Discounts	45,627
Current portion	30,779
Non-current portion	$589,433

On the Birch Closing Date, the Company entered into a First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement”) with Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (in such capacities, the “First Lien Agent”), the lenders party thereto (the “First Lien Lenders”), and all of the U.S.-based subsidiaries of the Company, as guarantors thereunder (the “Guarantors”), pursuant to which the First Lien Lenders extended (a) term loans to the Company in an aggregate principal amount of $555.0 million, consisting of the “Tranche A Term Loan” and “Tranche B Term Loan,” in an aggregate principal amount of $45.0 million and $510.0 million, respectively (collectively, the “First Lien Term Loan”), and (b) a revolving facility in an aggregate principal amount of $40.0 million (the “Revolving Facility”, and together with the First Lien Term Loan, the “First Lien Facility”). Borrowings under the First Lien Credit Agreement are computed based upon either the then current “base rate” of interest or “LIBOR” rate of interest, as selected by the Company at the time of its borrowings. Interest on borrowings that the Company designates as “base rate” loans bear interest per annum at the greatest of (a) the prime rate published by the Wall Street Journal, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 0.5%, (c) the Adjusted LIBOR Rate (as defined below) with an interest period of one month plus 1%, or (d)(i) 1% (for the Revolving Facility) or (ii) 2% (for the First Lien Term Loan) (collectively, the “Base Rate”); plus (x) 4.00% with respect to the Tranche A Term Loan, (y) 6.50% with respect to the Tranche B Term Loan, or (z) 5.00% with respect to the Revolving Facility (which shall be subject to adjustment based upon the net leverage ratio of the Company and its subsidiaries after the delivery of the Company’s financial statements for fiscal quarter ended September 30, 2018 and related compliance certificate (the “Financial Statement Delivery Date”)). Interest on borrowings that the Company designates as “LIBOR” loans bear interest per annum at (a) the “LIBOR” rate divided by (b) one minus the “applicable reserve requirement” of the Federal Reserve for Eurocurrency liabilities (subject to a floor of 1% for the First Lien Term Loan) (the “Adjusted LIBOR Rate”); plus (x) 5.00% with respect to the Tranche A Term Loan, (y) 7.50% with respect to the Tranche B Term Loan, or (z) 5.00% with respect to the Revolving Facility (which shall be subject to adjustment based upon the net leverage ratio of the Company and its subsidiaries after the Financial Statement Delivery Date). The Tranche A Term Loan has an original issue discount of 0.5%. The Tranche B Term Loan has an original issue discount of 4%, except for the $170 million portion of the Tranche B Term Loan made by one lender and certain of its affiliates, which has an original issue discount of 9%, for a blended original issue discount of approximately 5.67%. The Tranche A Term Loan is due in quarterly installments of $0.6 million through March 31, 2020 and $0.8 million through March 31, 2022. The Tranche A Term Loan and the Revolving Facility matures with the remainder due on the fourth anniversary of the Closing Date. The Tranche B Term Loan is due in quarterly installments of $6.4 million through March 31, 2020 and $9.6 million through March 31, 2023. The Tranche B Term Loan matures with the remainder due on the fifth anniversary of the Closing Date. The Guarantors guaranty the obligations of the Company under the First Lien Credit Agreement.

In addition, the Company simultaneously entered into a Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement”, and with the First Lien Credit Agreement, the “Credit Agreements”), by and among the Company, the Guarantors, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (in such capacities, the “Second Lien Agent”, and together with the First Lien Agent, collectively the “Agents”), and the lenders party thereto (the “Second Lien Lenders”, and together with the First Lien Lenders, the “Lenders”), pursuant to which the Second Lien Lenders extended a term loan in the aggregate principal amount of $85.0 million (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the “Term Loans”, and collectively with the First Lien Facility, the “Credit Facilities”). Borrowings under the Second Lien Credit Agreement are computed based upon either the then current “base” rate of interest or “LIBOR” rate of interest, as selected by the Company at the time of its borrowings. The interest on borrowings, under the Second Lien Term Loan that the Company designates as “base rate” loans, bear interest per annum at Base Rate plus 9.50%. The interest on borrowings, under the Second Lien Term Loan that the Company designates as “LIBOR” loans, bear interest per annum at (a) the “LIBOR” rate divided by (b) one minus the “applicable reserve requirement” of the Federal Reserve for Eurocurrency liabilities (subject to a floor of 1% for the Second Lien Term Loan) plus 10.50%. The Second Lien Term Loan has an original issue discount of 4.00% and matures 5.5 years from the Closing Date. Prior to maturity, only interest is payable on the Second Lien Term Loan. The Guarantors guaranty the obligations of the Company under the Second Lien Credit Agreement. The Credit Facilities may be prepaid, in whole or in part, subject to specified prepayment premiums.

As of September 30, 2018, the Credit Facilities (including the Revolving Facility) bear interest at a weighted-average rate of approximately LIBOR plus 7.7%. Excluding the Revolving Facility, the Credit Facilities bear interest at a weighted-average rate of approximately LIBOR plus 7.8%.

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

Under the Credit Agreements, the Company is subject to a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to its obligations to the Lenders, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. Furthermore, the Company is required to comply with various financial covenants, including net leverage ratio, fixed charge coverage ratio and maximum levels of consolidated capital expenditures; and its failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of its indebtedness. As of September 30, 2018, the Company was in compliance with these financial covenants.

The proceeds of the Term Loans were used, in part, to refinance all of the existing indebtedness of Fusion and its subsidiaries (including Birch), under (i) the Credit Agreement, dated as of November 14, 2016, as amended, among Fusion NBS Acquisition Corp., a subsidiary of Fusion (“FNBS”), East West Bank (“EWB”), as Administrative Agent, Swingline Lender, an Issuing Bank and a Lender, and the other lenders party thereto; (ii) the Fifth Amended and Restated Securities Purchase Agreement and Security Agreement, dated as of November 14, 2016, as amended, among FNBS, Fusion, the subsidiaries of Fusion guarantors thereto, Praesidian Capital Opportunity Fund III, LP, as Agent, and the lenders party thereto; and (iii) the Credit Agreement, dated as of July 18, 2014, among Birch, Birch Communications, Inc., Cbeyond, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent. In addition, the Term Loans were used to repay, in full, approximately $0.9 million of indebtedness under that certain Second Amended and Restated Unsecured Promissory Note, dated November 14, 2016, payable by Fusion to Marvin Rosen. The proceeds were also used to pay the fees and expenses associated with the Birch merger and related transactions, including fees and expenses in connection with the Credit Facilities. The pay-off of the previous credit facilities, including the expensing of the related remaining unamortized debt costs, resulted in a debt extinguishment for accounting purposes. For the nine months ended September 30, 2018, the Company recorded a loss on debt extinguishment of $14.4 million. For additional information on the previous credit facilities, see Birch's audited financial statements and notes thereto included in the Form 8-K filed by Fusion with the SEC on May 10, 2018 and Fusion’s prior Form 10-K filed with the SEC on March 22, 2018.

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

As of September 30, 2018, estimated future aggregate payments for long-term debt are expected to be as follows (in thousands):

remainder of 2018	$16,059
2019	28,842
2020	38,156
2021	41,625
2022	72,844
Thereafter	468,313
$665,839

Note 14. Obligations Under Asset Purchase Agreements

In connection with certain historical acquisitions completed by Fusion, the Company has various obligations to the sellers, mainly for payments of portions of the purchase price that have been deferred under the terms of the respective agreements. Such obligations to sellers or other parties associated with these transactions are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Customer base acquisitions	$2	$-
IQMax	447	-
	449
Less current portion(1)	(449)	-
Long-term portion	$-	$-
__________
(1) Included in "other accrued liabilities" on the accompanying condensed consolidated balance sheets as of September 30, 2018.

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

The following table summarizes the current impacts associated with the adoption of ASC 606 on the accompanying condensed consolidated balance sheet and statement of operations and comprehensive loss (in thousands):

	September 30, 2018
			Impact of
	As reported	Previous guidance	Adoption of ASC 606
Assets
Prepaid expenses	$11,276	$7,443	$3,833
Intangible assets, net	176,465	177,810	(1,345)
Other non-current assets	32,518	30,204	2,314

Liabilities
Deferred customer revenue	16,440	15,804	636

Stockholders' Equity
Accumulated deficit	$(282,383)	$(276,945)	$(5,438)

Amortization of deferred commissions was $1.7 million and $5.1 million for the three and nine months ended September 30, 2018, respectively.

	For the three months ended September 30, 2018
			Impact of
	As reported	Previous guidance	Adoption of ASC 606

Revenues	$143,428	$143,899	$(471)
Selling, general and administrative	46,788	47,731	(943)
Depreciation and amortization	19,946	20,231	(285)
Net Impact	$76,694	$75,937	$757

	For the nine months ended September 30, 2018
			Impact of
	As reported	Previous guidance	Adoption of ASC 606

Revenues	$367,142	$367,778	$(636)
Selling, general and administrative	113,555	114,953	(1,398)
Depreciation and amortization	51,387	52,059	(672)
Net Impact	$202,200	$200,766	$1,434

The impact associated with the adoption of ASC 606 on net income, basic and diluted net loss per share, consolidated statement of operations and the consolidated statement of cash flows were not material for the three and nine months ended September 30, 2018.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Deferred installation	Deferred installation
	revenue	costs	Net

remaining 2018	$47	$(910)	$(863)
2019	185	(2,633)	(2,448)
2020	185	(1,887)	(1,702)
2021	169	(653)	(484)
2022 and thereafter	50	(64)	(14)
	$636	$(6,147)	$(5,511)

Summary of disaggregated revenue is as follows (in thousands):
	For the three months ended September 30,
	2018	2017
Monthly recurring	$129,567	$94,283
Usage and other	13,422	17,721
Installation	439	420
Total revenue	$143,428	$112,424

	For the nine months ended September 30,
	2018	2017
Monthly recurring	$320,129	$294,882
Usage and other	45,977	48,065
Installation	1,036	1,220
Total revenue	$367,142	$344,167

Summary of revenue by country is as follows (in thousands):
	For the three months ended September 30,
	2018	2017
United States	$121,208	$86,917
Canada	22,220	25,507
Total revenue	$143,428	$112,424

	For the nine months ended September 30,
	2018	2017
United States	$298,353	$271,336
Canada	68,789	72,831
Total revenue	$367,142	$344,167

Note 16. Equity Transactions

Private Placements of Common Stock

Immediately prior to the closing of the Birch Merger, Fusion entered into three separate common stock purchase agreements and simultaneously consummated the sale of shares of Fusion common stock thereunder. Specifically, Fusion issued and sold (i) 952,382 shares of its common stock, for an aggregate purchase price of approximately $5.0 million, to North Haven Credit Partners II L.P., one of the Second Lien Lenders, which is managed by Morgan Stanley Credit Partners; (ii) 380,953 shares of its common stock, for an aggregate purchase price of approximately $2.0 million, to Aetna Life Insurance Company; and (iii) 190,477 shares of its common stock, for an aggregate purchase price of approximately $1.0 million to Backcast Credit Opportunities Fund I, L.P. In connection with these private placements, Fusion paid approximately $0.5 million of fees.

Private Placement of Series D Preferred Stock

Immediately prior to the closing of the Birch Merger, Fusion entered into a preferred stock purchase agreement with Holcombe T. Green, Jr. pursuant to which it issued and sold to Mr. Green 15,000 shares of its Series D Cumulative Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), for an aggregate purchase price of $14.7 million, and Fusion paid a $200,000 closing fee to Mr. Green. The Series D Preferred Stock has a stated value of $15.0 million. The Series D Preferred Stock accrues dividends when, as and if declared by the Company’s board at an annual rate of 12% per annum, payable monthly in arrears on a cumulative basis. From the Birch Closing Date through September 30, 2018, undeclared dividends were $0.8 million.

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

The Company recognized compensation expense of $0.2 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. This amount is included in SG&A in the unaudited condensed consolidated statements of operations.

The following table summarizes stock option activity for the nine months ended September 30, 2018 (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2017	-	$-	-
Acquired in reverse acquisition	1,996	3.48	-
Granted	-	-	-
Exercised	(52)	2.67	-
Forfeited	(26)	2.15	-
Expired	(15)	4.28	-
Outstanding at September 30, 2018	1,903	3.50	7.58
Exercisable at September 30, 2018	1,428	3.99	7.44

As of September 30, 2018, the Company had approximately $0.5 million of unrecognized compensation expense related to stock options granted under its stock-based compensation plans. This amount is expected to be recognized over a weighted-average period of 16 months.

Note 17. Commitments and Contingencies

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business, including, for example, civil litigation arising from customer complaints, breach of contract, billing and collection issues, employee claims, and intellectual property. In addition, from time to time the Company is involved in various investigations and proceedings relating to its compliance with various federal and state laws, including those relating to its provision of cloud and business services. Defending such proceedings can be costly and can impose a significant burden on the Company’s management and employees. The Company establishes a liability with respect to contingencies when a loss is probable and it is able to reasonably estimate such loss. At September 30, 2018, we believe we have adequate reserves for these liabilities, when taking into account contractual indemnitees that have been provided to the Company. For certain matters in which the Company is involved, for which a loss is reasonably possible, we are not currently able to reasonably estimate the potential loss. While the ultimate resolution of, and costs associated with, these litigation and regulatory matters are uncertain, the Company does not currently believe that any of these pending matters will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

Note 18. Income Taxes

During the nine months ended September 30, 2018, the Company recorded an income tax benefit of $4.7 million, resulting in an effective tax rate for the same period of approximately 7.86%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets and certain discrete items. For the nine months ended September 30, 2018, the income tax benefit includes certain refundable credits of which $4.2 million was recorded as a discrete benefit, partially offset by foreign and state taxes and amortization of intangibles with indefinite useful lives.

As of September 30, 2018, the Company had a full valuation allowance recorded against all of its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of September 30, 2018, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. We recognized some provisional tax impacts related to the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017, as we did not have all the information regarding the changes of the 2017 Tax Act to determine any impact. The nine months ended September 30, 2018 includes $2.3 million of tax benefit related to tax reform for certain refundable credits and the release of the valuation against our indefinite lived intangibles.  The ultimate impact may differ from those provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act. Any adjustments made to the provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB118).

In addition, the Company is continuing to evaluate whether Global Intangible Low Tax Income taxes (“GILTI”) are recorded as a current period expense when incurred or whether such amounts should be factored into the Company's measurement of its deferred taxes. As a result, the Company has not included an estimate of the tax impacts related to GILTI in the third quarter of 2018. The Company has not elected a method and will only do so after completing their analysis of the GILTI provisions.

Note 19. Subsequent Events

New Employment Agreement with Matthew D. Rosen

On November 7, 2018, the Company entered into a new employment agreement with Matthew D. Rosen, the Company’s Chief Executive Officer and Chairman of the Board (the “Employment Agreement”). The Employment Agreement, which is effective as of November 6, 2018, replaces the Company’s existing employment agreement with Mr. Rosen dated November 5, 2015.

The Employment Agreement has an initial term that ends on October 31, 2021; however, the initial term shall automatically extend for an additional two year period unless the Company or Mr. Rosen provides the other with written notice of its/his intent to terminate the Employment Agreement no less than ninety (90) days prior to the expiration of the initial term. Under the terms of the Employment Agreement, effective December 31, 2018, Mr. Rosen’s base salary will be increased to $1,000,000 per year, subject to annual reviews and increases at the discretion of the Board. The Employment Agreement also provides that Mr. Rosen will be eligible for an annual bonus or incentive compensation ranging from 50% and up to 200% of his base salary, based upon the achievement of corporate and individual performance targets determined by the Board. In addition, Mr. Rosen will receive a one-time special cash bonus in the amount of $2,383,333.28, subject to applicable withholdings, paid in six installments specified in the Employment Agreement.

Within five (5) business days of the execution of the Employment Agreement, the Company has agreed to grant Mr. Rosen 3,961,934 shares of common stock of which shares 657,682 are vested on the date of grant and the remaining 3,304,249 shares vest in equal quarterly installments over 2.5 years from the effective date of the Employment Agreement (the “Restricted Shares”). In the event of a change of control of the Company, a termination of Mr. Rosen’s employment without cause, a departure by Mr. Rosen for good reason (each as described in the Employment Agreement), or a non-renewal of Mr. Rosen’s employment, the Restricted Shares and any other equity-based grants held by Mr. Rosen automatically vest in full. Further, the Employment Agreement provides that if the Company sells all or substantially all of its consolidated assets or it sells more than 50% of the equity securities of the Company during the term of the Employment Agreement, Mr. Rosen will be entitled to a one-time cash bonus equal to 3% of the aggregate consideration paid/distributed to stockholders of the Company.

If Mr. Rosen is terminated due to his disability or death, he (or his estate) will receive his base pay for the remaining term of the Employment Agreement, with a minimum of six months of pay, as well as any other accrued obligations owed to Mr. Rosen. If the Company terminates Mr. Rosen without cause or if Mr. Rosen voluntary departs for good reason (each as described in the Employment Agreement), the Company is obligated to pay Mr. Rosen any amounts that have accrued and are owed to him, as well as a cash payment, in twelve (12) equal monthly installments after the date of termination, of (a) 200% of (i) his base salary and (ii) the highest annual bonus paid to Mr. Rosen during the three preceding years, and (b) any pro-rata bonus that would have otherwise been payable to Mr. Rosen had he completed the full year of employment and as if the performance metrics, if any, were met.

The Employment Agreement further provides that Mr. Rosen is entitled to participate in all benefit plans provided to key executives of the Company. The Employment Agreement provides that Mr. Rosen may not engage in or profit from a competitive business (as defined in the Employment Agreement) while the Employment Agreement is in effect.   In the event that the Employment Agreement is not renewed following expiration of the initial term or any extension, the non-compete clause will apply for a period of twelve months following Mr. Rosen’s departure only if the Company elects to pay severance to Mr. Rosen in an amount equivalent to that which he would be entitled if he was terminated without Cause.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere herein and with Birch’s audited financial statements and notes thereto included in the Form 8-K filed by the Company with the SEC on May 10, 2018. As further described in “Note 4 – Acquisitions” in this report, Birch was determined to be the accounting acquirer in the Birch Merger and, accordingly, the historical financial information presented in this report reflects the standalone financial statements of Birch and, therefore, period-over-period comparisons may not be meaningful.

Certain statements and the discussion contained herein regarding the Company’s business and operations may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “plans,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative and are subject to risks and uncertainties, including those set forth under Item 1A, “Risk Factors” in Fusion’s Annual Report on Form 10-K for the year ended December 31, 2017, and Part II, Item 1A in the Company’s Form 10-Q for the second quarter of 2018, filed with the SEC on August 14, 2018, that could cause actual events or results to differ materially from historical results or anticipated results. The risks of the Company include, among other things, its ability to attract new capital to execute its comprehensive business strategy, its ability to integrate acquisitions, its ability to comply with the terms of the Credit Facilities, competitors with broader product lines and greater resources, emergence into new markets, acts of war, terrorism or other events beyond the Company’s control and the other factors identified by the Company from time to time in its filings with the SEC. However, the risks included should not be assumed to be the only risks that could affect future performance. All forward-looking statements included in this report are made as of the date hereof, are based on information available to the Company as of that date, and the Company assumes no obligation to update any such forward-looking statements.

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

MegaPath

On the MegaPath Closing Date, the Company completed the MegaPath Merger. In accordance with the terms of the MegaPath Merger Agreement, the Company paid approximately $61.5 million of the $71.5 million purchase price in cash , with approximately $10 million of the purchase price paid in 1,679,144 shares of Fusion’s common stock, at an agreed upon price of $5.775 per share. As a result of the fixed price at which the shares were issued, from an accounting perspective, the total purchase price was $68.3 million. Of the cash consideration, $2.5 million was deposited into an escrow account to be held for one year to secure the indemnification obligations in favor of the Company under the MegaPath Merger Agreement. The financial statements included in this report and in future reports filed by the Company include adjustments to reflect the acquisition of MegaPath as of MegaPath Closing Date.

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

Customer revenue includes revenue received from the sale of integrated cloud solutions and business services and is comprised of monthly recurring charges, usage charges and initial nonrecurring charges. Monthly recurring charges include the fees paid by customers for services. Monthly recurring charges are recognized over the period that the corresponding services are rendered to the customers. Usage charges consist of per-use sensitive fees paid for calls made. Additionally, access charges are comprised of charges paid primarily by interexchange carriers for the origination and termination of interexchange toll and toll-free calls. Usage and access charges are recognized monthly as the services are provided. Initial nonrecurring charges consist primarily of installation charges and revenue derived from sales of communications equipment, such as IP phones. The Company recognizes installation and equipment revenue when the installation and setup is complete.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. This guidance addresses financial accounting and reporting for the impairment and disposition of long-lived assets, including property and equipment and purchased intangible assets. The Company evaluates the recoverability of long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if it’s carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. If impairment is indicated, the carrying amount of the asset is written down to fair value. During the three months ended September 30, 2018 and 2017, the Company recorded no impairment charges. During the nine months ended September 30, 2018 and 2017, the Company recorded impairment charges of $2.3 million and $0, respectively.

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

 RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The results of Fusion have been included in the financial results for the combined company from the Birch Closing Date and MegaPath from the MegaPath Closing Date.

	For the Three Months Ended September 30,
	2018		2017
	$	%	$	%
Revenue	143,428		112,424
Cost of revenue *	72,981	50.9	58,552	52.1
Gross profit	70,447	49.1	53,872	47.9
SG&A	46,788	32.6	26,830	23.9
Depreciation and amortization	19,946	13.9	16,824	15.0
Foreign currency gain	(248)	(0.2)	(295)	(0.3)
Total operating expenses	66,486	46.4	43,359	38.6
Operating income	3,961	2.8	10,513	9.4
Other expense:
Interest expense, net	(21,647)	(15.1)	(11,405)	(10.1)
Other expense	203	0.1	1	0.0
Total other expense	(21,444)	(15.0)	(11,404)	(10.1)
Loss before income taxes	(17,483)	(12.2)	(891)	(0.8)
Income tax expense	(148)	(0.1)	(654)	(0.6)
Net loss from continuing operations	(17,631)	(12.3)	(1,545)	(1.4)
Net loss from discontinued operations	-	-	(5,160)	(4.6)
Net loss	(17,631)	(12.3)	(6,705)	(6.0)
__________
*Exclusive of depreciation and amortization, shown separately.

Revenues

Revenue increased to $143.4 million for the three months ended September 30, 2018, as compared to $112.4 million for the same period in 2017. This increase is primarily due to $27.6 million of revenue attributable to Fusion and $17.6 million of revenue attributable to MegaPath, partially offset by $14.2 million impact of churn.

Cost of Revenue and Gross Profit

Cost of revenue increased to $73.0 million for the three months ended September 30, 2018, as compared to $58.6 million for the same period in 2017. This increase is primarily due to $12.5 million of costs attributable to Fusion and $6.4 million of costs attributable to MegaPath, partially offset by $4.5 million of costs associated with a lower revenue volume.

Gross margin was 49.1% for the three months ended September 30, 2018, as compared to 47.9% for the same period in 2017. The increase is primarily due to a shift in the types of services sold by Fusion and MegaPath.

SG&A

SG&A increased to $46.8 million for the three months ended September 30, 2018, as compared to $26.8 million for the same period in 2017. This increase is primarily due to $4.9 million in integration costs, $1.6 million of restructuring costs, $9.9 million of expenses attributable to Fusion, $8.2 million of expenses attributable to MegaPath, partially offset by $4.6 million in headcount reductions and discretionary items.

Depreciation and Amortization

Depreciation and amortization expense increased to $19.9 million for the three months ended September 30, 2018, as compared to $16.8 million for the same period in 2017. This increase is primarily due to additional depreciation and amortization expense associated with assets of Fusion and MegaPath.

Interest Expense

Interest expense increased to $21.7 million for the three months ended September 30, 2018, as compared to $11.4 million for the same period in 2017. This increase is primarily due to increased borrowings and interest rate under our Credit Facilities.

Income Tax Benefit

Income tax expense decreased to $0.1 million for the three months ended September 30, 2018, as compared to $0.7 million for the same period in 2017. The decrease is primarily due to state taxes, partially offset by benefits from indefinite-lived intangibles.

Net Loss from Discontinued Operations

Net loss from discontinued operations of $5.2 million for the three months ended September 30, 2017 is the result of the spin-off of the Birch Consumer Segment immediately prior to the Birch Merger. See Note 3 in the accompanying unaudited condensed consolidated financial statements for additional information on discontinued operations.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

The results of Fusion have been included in the financial results for the combined company from the Birch Closing Date and MegaPath from the MegaPath Closing Date.

	Nine Months Ended September 30,
	2018		2017
	$	%	$	%
Revenue	367,142		344,167
Cost of revenue *	194,297	52.9	184,451	53.6
Gross profit	172,845	47.1	159,716	46.4
SG&A	113,555	30.9	88,164	25.6
Depreciation and amortization	51,387	14.0	50,466	14.7
Impairment losses on intangible assets	2,314	0.6	-	-
Foreign currency loss (gain)	263	0.1	(461)	(0.1)
Total operating expenses	167,519	45.6	138,169	40.1
Operating income	5,326	1.5	21,547	6.3
Other expense:
Interest expense, net	(51,017)	(13.9)	(32,886)	(9.6)
Loss on debt extinguishment	(14,414)	(3.9)	-	-
Other expense	35	0.0	51	0.0
Total other expense	(65,396)	(17.8)	(32,835)	(9.5)
Loss before income taxes	(60,070)	(16.4)	(11,288)	(3.3)
Income tax benefit (expense)	4,721	1.3	(2,008)	(0.6)
Net loss from continuing operations	(55,349)	(15.1)	(13,296)	(3.9)
Net income (loss) from discontinued operations	6,218	1.7	(13,293)	(3.9)
Net loss	(49,131)	(13.4)	(26,589)	(7.7)
__________
*Exclusive of depreciation and amortization, shown separately.

 Revenues

Revenues increased to $367.1 million for the nine months ended September 30, 2018, as compared to $344.2 million for the same period in 2017. This increase is primarily due to $45.3 million of revenue attributable to Fusion and $19.2 million of revenue attributable to MegaPath, partially offset by $41.6 million of net revenue loss driven by 2017 churn.

Cost of Revenue and Gross Profit

Cost of revenue increased to $194.3 million for the nine months ended September 30, 2018, as compared to $184.5 million for the same period in 2017. This increase is primarily due to $20.6 million of costs attributable to Fusion and $7.5 million of costs attributable to MegaPath, partially offset by $18.3 million of lower revenue volume.

Gross margin was 47.1% for the nine months ended September 30, 2018, as compared to 46.4% for the same period in 2017.

SG&A

SG&A increased to $113.6 million for the nine months ended September 30, 2018, as compared to $88.2 million for the same period in 2017. This increase is primarily due to $10.4 million of transaction costs, $5.6 million in integration costs, $15.6 million of expenses attributable to Fusion and $9.8 million of expenses attributable to MegaPath, partially offset by $4.5 million in headcount reductions, $2.2 million in lower rent and facilities costs and $9.3 million in lower discretionary items.

Depreciation and Amortization

Depreciation and amortization expense increased to $51.4 million for the nine months ended September 30, 2018, as compared to $50.5 million for the same period in 2017. This increase is primarily due to additional depreciation and amortization expense associated with assets of Fusion and MegaPath, partially offset by the impact of impairment charges in the fourth quarter of 2017.

Impairment Losses on Intangible Assets

During the nine months ended September 30, 2018, the Company recorded an impairment charge of $2.3 million on certain intangible assets. There was no comparable charge during the same period in 2017.

Interest Expense

Interest expense increased to $51.0 million for the nine months ended September 30, 2018, as compared to $32.9 million for the same period in 2017. This increase is primarily due to increased borrowings and interest rate under our Credit Facilities.

Income Tax Benefit (Expense)

For the nine months ended September 30, 2018, the income tax benefit of $4.7 million includes discrete benefits of $4.2 million. The discrete benefit includes certain refundable credits of $1.4 million, indefinite lived intangibles of $2.7 million and certain state tax refunds of $0.3 million, partially offset by foreign and state taxes.

Loss on Debt Extinguishment

Loss on debt extinguishment was $14.4 million for the nine months ended September 30, 2018. This loss resulted from the pay-off of the prior credit facilities of Fusion and Birch in May 2018. See Note 13 in the accompanying unaudited condensed consolidated financial statements for information on our debt.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $6.2 million for the nine months ended September 30, 2018, as compared to a net loss of $13.3 million for the same period in 2017, resulting from the spin-off of the Birch Consumer Segment in May 2018. See Note 3 in the accompanying unaudited condensed consolidated financial statements for additional information on discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have incurred significant net losses. During the three and nine months ended September 30, 2018, we had a net loss of $17.6 million and $49.1 million, respectively. At September 30, 2018, we had a working capital deficit of $85.8 million and stockholders’ deficit of $136.2 million. Our cash balance at September 30, 2018 was $15.4 million. While management projects that we have sufficient cash to fund our operations and meet our operating and debt obligations for the next twelve months, we may decide to either raise additional capital, limit our discretionary capital expenditures or borrow amounts available under the Revolving Facility to support our business plan. There is currently no commitment for additional funding and there can be no assurances that other funds will be available on terms that are acceptable to us, or at all.

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

The holder of our Series D Preferred Stock is entitled to receive monthly dividends at an annual rate of 12%. These dividends can be paid, at the Company’s option, either in cash or, under certain circumstances, in shares of our common stock. From the Birch Closing Date through September 30, 2018, undeclared dividends on the Series D Preferred Stock were $0.8 million.

Capital Resources

On the Birch Closing Date, the Company entered into the First Lien Credit Agreement, which provides for a $45.0 million Tranche A Term Loan, a $510.0 million Tranche B Term Loan and the $40.0 million Revolving Facility. In addition, the Company simultaneously entered into the Second Lien Credit Agreement, which provides for an $85.0 million term loan. The proceeds of the Term Loans were used to refinance all of the then existing indebtedness of Fusion and its subsidiaries (including Birch), except for the Bircan Notes, and to finance the cash portion of the consideration for the MegaPath Merger. For further information, see Note 13 in the accompanying unaudited condensed consolidated financial statements.

As of September 30, 2018, our debt consisted of the following (in thousands):

First Lien Credit Agreement:
Tranche A Term Loan, matures May 2022	$44,438
Tranche B Term Loan, matures May 2023	503,625
Revolving Facility, matures May 2022	19,500
Second Lien Credit Agreement – Term Loan, matures November 2022	85,000
Subordinated Note, matures February 2023	10,000
Bircan Notes Payable, matures March 2019	3,276
665,839
Less:
Discounts	45,627
Current portion	30,779
Non-current portion	$589,433

As of September 30, 2018, the Credit Facilities (including the Revolving Facility) bear interest at a weighted-average rate of approximately LIBOR plus 7.7%. Excluding the Revolving Facility, the Credit Facilities bear interest at a weighted-average rate of approximately LIBOR plus 7.8%.

Under the Credit Agreements, the Company is subject to a number of affirmative and negative covenants, including but not limited to, restrictions on paying indebtedness subordinate to its obligations to the Lenders, incurring additional indebtedness, making capital expenditures, dividend payments and cash distributions by subsidiaries. Furthermore, the Company is required to comply with various financial covenants, including net leverage ratio, fixed charge coverage ratio and maximum levels of consolidated capital expenditures; and its failure to comply with any of the restrictive or financial covenants could result in an event of default and accelerated demand for repayment of its indebtedness. As of September 30, 2018, the Company was in compliance with these financial covenants.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$2,890	$45,973
Net cash used in investing activities	(48,203)	(35,160)
Net cash provided by (used in) financing activities	55,033	(9,107)
Net increase in cash and cash equivalents	9,720	1,706
Cash and cash equivalents, beginning of period	5,757	8,208
Foreign currency translation effect on cash	(51)	155
Cash and cash equivalents, end of period	$15,426	$10,069

The following table illustrates the primary components of our cash flows provided by operations (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net loss from continuing operations	$(55,349)	$(13,296)
Net income (loss) from discontinued operations	6,218	(13,293)
Net loss	(49,131)	(26,589)
Non-cash expenses, gains and losses	72,715	54,729
Changes in accounts receivable	(16,284)	4,589
Changes in accounts payable	25,209	14,628
Other	(14,028)	(12,192)
Cash provided by operating activities - continuing operations	12,263	48,458
Cash provided by operating activities - discontinued operations	(9,373)	(2,485)
Net cash provided by operating activities	$2,890	$45,973

For the nine months ended September 30, 2018, cash used in investing activities consists primarily of acquisitions in the amount of $20.6 million and capital expenditures of $26.3 million. For the same period in 2017, cash used in investing activities consists primarily of capital expenditures in the amount of $27.9 million.

For the nine months ended September 30, 2018, cash provided by financing activities consists primarily of proceeds of $650.0 million from the Term Loans and $19.5 million of borrowing under the Revolving Facility, partially offset by principal payments on retired term loans, retired revolving credit facility and other debt of $551.5 million, payments on the Term Loans of $7.0 million, as well as issuance costs of $50.4 million. Additionally, cash from financing activities includes $14.5 million of proceeds from the issuance of the Series D Preferred Stock and proceeds from the sale of common stock of $7.5 million. For the same period in 2017, cash provided by financing activities consists primarily of proceeds from term loans of $15.0 million, $4.6 million of issuance costs and $17.1 million of repayments of debt obligations.

Other Matters

Inflation

At this time, we do not believe that inflation has a significant effect on our operations at this time.

Off-Balance Sheet Arrangements

At September 30, 2018, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Fusion maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Fusion’s disclosure controls and procedures as of September 30, 2018. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Fusion’s disclosure controls and procedures were effective to accomplish their objectives. However, such evaluation relates only to Fusion. Management is still in the process of evaluating the internal controls employed by each of Birch and MegaPath to determine whether they will be adopted by the Company. Accordingly, our controls and procedures for the Company are currently evolving and will continue to evolve during the integration period which we anticipate will extend through at least the end of 2018, at which time we expect to be able to fully evaluate the effectiveness of the controls and procedures of the Company.

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

Other than with respect to the integration of Birch and MegaPath, including the potential adoption of certain controls and procedures thereof, which the Company is still in the process of evaluating, there have been no other changes in Fusion’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Fusion’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is engaged in legal proceedings arising in the ordinary course. The Company believes that it has adequate reserves for and/or is indemnified against these liabilities and that, as of September 30, 2018, there is no litigation or regulatory proceeding pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found in Item 1A, “Risk Factors,” in Fusion’s Form 10-K for the year ended December 31, 2017 and in Item 1A, “Risk Factors” in the Company’s Form 10-Q for the quarter ended June 30, 2018. There have been no material changes to our risk factors from those previously disclosed in that Form 10-K and Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, the Company issued a total of 28,007 shares of its common stock, at a price of $2.34 per share, in connection with the exercise of warrants originally issued by Fusion in connection the sale of its Series B-2 Cumulative Convertible Preferred Stock. The shares issued in connection with a cashless exercise of warrants were issued in reliance on an exemption provided under Rule 144 of the Securities Act and the shares of common stock issued in exchange for cash were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act. The warrantholders who paid cash for their shares represented that they were accredited investors and that they were acquiring shares for investment purposes and not with a view to, or for sale in connection with, any distribution thereof. The certificates evidencing the shares issued in reliance upon Section 4(2) bear a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Resignation of Gordon Hutchins, Jr. as President

Gordon Hutchins, Jr. has notified Fusion Connect, Inc. (the “Company”) that he is resigning as President of the Company effective November 8, 2018 for personal reasons. Mr. Hutchins confirmed that his resignation did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including its controls or financial related matters.

In connection with his resignation, the Company (through its wholly-owned subsidiary, Fusion LLC) and Mr. Hutchins entered into a separation agreement dated as of November 8, 2018 (the “Separation Agreement”), pursuant to which Mr. Hutchins will receive an amount equal to his base salary through and including June 8, 2019 and the Company will cover the cost of his COBRA health insurance coverage through May 31, 2020.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement which is filed as Exhibit 10.3 hereto and incorporated herein by reference.

Appointment of Russell P. Markman as President

On November 7, 2018, the Board of Directors of the Company (the “Board”) appointed Russell P. Markman as President of the Company effective as of the date of Mr. Hutchins’ resignation. Mr. Markman will also maintain his position as the Chief Operating Officer of the Company.

Mr. Markman, age 67, has served as Acting President of the Company since June 2018 and as Chief Operating Officer of the Company since May 2018. Mr. Markman previously served as President of Business Services of the Company from January 2015 to May 2018, and the Executive Vice President of Business Services from October 2012 to January 2015. Prior to the Company’s acquisition of Network Billing Systems, LLC n/k/a Fusion LLC (“NBS”) in October 2012, Mr. Markman served as President of that company from January 2009 to October 2012. Prior to becoming President of NBS, Mr. Markman served as Vice President of Operations of NBS from October 2003 to October 2012. Prior to joining NBS, Mr. Markman established the alternate channel distribution program for commercial sales at RCN Corporation, where he served as Director of Commercial Sales.

There are no family relationships, as defined in Item 401 of Regulation S-K (“Item 401”), between Mr. Markman and any of the Company’s executive officers or directors or persons nominated or chosen to become a director or executive officer of the Company. There is no arrangement or understanding between Mr. Markman and any other person pursuant to which Mr. Markman is to be appointed as President. There are no transactions in which Mr. Markman has an interest requiring disclosure under Item 404(a) of Regulation S-K (“Item 404”).

In connection with his appointment as President, effective January 1, 2019, Mr. Markman’s base salary will be increased to $400,000 and his bonus potential will be increased to 40%. Mr. Markman will also receive a grant of 375,000 shares of restricted common stock. In addition, the Company will enter into a change in control agreement with Mr. Markman, under the terms of which he will be entitled to receive six months of base salary in the event his employment with the Company is terminated without “Cause” within 6 months following a Change in Control (each as defined therein) of the Company. In addition, should his employment be so terminated following a Change in Control, any shares of restricted stock not then vested shall immediately vest.

The foregoing description of Mr. Markman’s change in control agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of change in control agreement which is filed as Exhibit 10.4 hereto and incorporated herein by reference.

Appointment of Keith Soldan as Chief Financial Officer

On November 7, 2018, the Board appointed Keith Soldan as Chief Financial Officer of the Company, effective as of November 8, 2018. As previously announced, Mr. Soldan, age 42, was appointed Acting Chief Financial Officer and Principal Accounting Officer of the Company in August 2018. Mr. Soldan joined the Company in May 2018 as Vice President, Finance through the Company acquisition of Birch Communications where he served as Vice President, Corporate Finance and Accounting since March 2017. Prior to joining Birch Communications in March 2017, Mr. Soldan served as Vice President, Corporate Controller for Internap from March 2016 to March 2017 and as its Vice President, Corporate Finance from March 2014 to March 2016. Prior to joining Internap, Mr. Soldan worked at EarthLink from July 2005 through April 2014, where he held various positions including Senior Director/Divisional Chief Financial Officer. Mr. Soldan is a Certified Public Accountant.

There are no family relationships, as defined in Item 401, between Mr. Soldan and any of the Company’s executive officers or directors or persons nominated or chosen to become a director or executive officer. There is no arrangement or understanding between Mr. Soldan and any other person pursuant to which Mr. Soldan is to be appointed as Chief Financial Officer. There are no transactions in which Mr. Soldan has an interest requiring disclosure under Item 404(a).

In connection with his appointment as Chief Financial Officer, effective as of January 1, 2019, Mr. Soldan’s base salary will be increased to $336,000, his bonus potential will be increased to 40%. Mr. Soldan will also receive a grant of 350,000 shares of restricted common stock. In addition, the Company will enter into a change in control agreement with Mr. Soldan, under the terms of which he will be entitled to receive six months of base salary in the event his employment with the Company is terminated without “Cause” within 6 months following a Change in Control (each as defined therein) of the Company. In addition, should his employment be so terminated following a Change in Control, any shares of restricted stock not then vested shall immediately vest.

The foregoing description of Mr. Soldan’s change in control agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of change in control agreement which is filed as Exhibit 10.4 hereto and incorporated herein by reference.

Appointment of Brian George as Chief Technology Officer

On November 7, 2018, the Board also appointed Brian George, age 36, as its Chief Technology Officer, effective as of November 8, 2018. Mr. George served as Senior Vice President of Technology and Infrastructure from March 2016 to November 2018, as Vice President, Network and System Engineering from June 2014 to March 2016, as Senior Director, Network Engineering from January 2013 to June 2014, and as Director, Network Engineering from November 2012 to January 2013. Prior to the Company’s acquisition of NBS, Mr. George served as Director, Network Engineering of NBS.

New Employment Agreement with Matthew D. Rosen

On November 7, 2018, the Company entered into a new employment agreement with Matthew D. Rosen, the Company’s Chief Executive Officer and Chairman of the Board (the “Employment Agreement”). The Employment Agreement, which is effective as of November 6, 2018, replaces the Company’s existing employment agreement with Mr. Rosen dated November 5, 2015.

The Employment Agreement has an initial term that ends on October 31, 2021; however, the initial term shall automatically extend for an additional two year period unless the Company or Mr. Rosen provides the other with written notice of its/his intent to terminate the Employment Agreement no less than ninety (90) days prior to the expiration of the initial term. Under the terms of the Employment Agreement, effective December 31, 2018, Mr. Rosen’s base salary will be increased to $1,000,000 per year, subject to annual reviews and increases at the discretion of the Board. The Employment Agreement also provides that Mr. Rosen will be eligible for an annual bonus or incentive compensation ranging from 50% and up to 200% of his base salary, based upon the achievement of corporate and individual performance targets determined by the Board. In addition, Mr. Rosen will receive a one-time special cash bonus in the amount of $2,383,333.28, subject to applicable withholdings, paid in six installments specified in the Employment Agreement.

Within five (5) business days of the execution of the Employment Agreement, the Company has agreed to grant Mr. Rosen 3,961,934 shares of common stock of which shares 657,682 are vested on the date of grant and the remaining 3,304,249 shares vest in equal quarterly installments over 2.5 years from the effective date of the Employment Agreement (the “Restricted Shares”). In the event of a change of control of the Company, a termination of Mr. Rosen’s employment without cause, a departure by Mr. Rosen for good reason (each as described in the Employment Agreement), or a non-renewal of Mr. Rosen’s employment, the Restricted Shares and any other equity-based grants held by Mr. Rosen automatically vest in full. Further, the Employment Agreement provides that if the Company sells all or substantially all of its consolidated assets or it sells more than 50% of the equity securities of the Company during the term of the Employment Agreement, Mr. Rosen will be entitled to a one-time cash bonus equal to 3% of the aggregate consideration paid/distributed to stockholders of the Company.

If Mr. Rosen is terminated due to his disability or death, he (or his estate) will receive his base pay for the remaining term of the Employment Agreement, with a minimum of six months of pay, as well as any other accrued obligations owed to Mr. Rosen. If the Company terminates Mr. Rosen without cause or if Mr. Rosen voluntary departs for good reason (each as described in the Employment Agreement), the Company is obligated to pay Mr. Rosen any amounts that have accrued and are owed to him, as well as a cash payment, in twelve (12) equal monthly installments after the date of termination, of (a) 200% of (i) his base salary and (ii) the highest annual bonus paid to Mr. Rosen during the three preceding years, and (b) any pro-rata bonus that would have otherwise been payable to Mr. Rosen had he completed the full year of employment and as if the performance metrics, if any, were met.

The Employment Agreement further provides that Mr. Rosen is entitled to participate in all benefit plans provided to key executives of the Company. The Employment Agreement provides that Mr. Rosen may not engage in or profit from a competitive business (as defined in the Employment Agreement) while the Employment Agreement is in effect.   In the event that the Employment Agreement is not renewed following expiration of the initial term or any extension, the non-compete clause will apply for a period of twelve months following Mr. Rosen’s departure only if the Company elects to pay severance to Mr. Rosen in an amount equivalent to that which he would be entitled if he was terminated without Cause.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the Employment Agreement, which is filed herewith as Exhibit 10.5, and which is incorporated by reference herein.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Office Lease, dated August 3, 2018, between INOP Acquisitions, LLC and Birch Communications, LLC.
10.2	Office Lease, dated July 16, 2018, between 2630-2680 Skymark GP Ltd. And Primus Management ULC.
10.3	Separation Agreement, dated as of November 8, 2018, between Fusion LLC. and Gordon Hutchins, Jr.
10.4	Form of change in control agreement between Fusion Connect, Inc. and certain executive officers.
10.5	Employment Agreement, dated as of November 7, 2018, between Matthew D. Rosen and Fusion Connect, Inc.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSION CONNECT, INC.

November 13, 2018	By:	/s/ KEITH SOLDAN
Keith Soldan
Chief Financial Officer and Principal Accounting Officer

Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Office Lease, dated August 3, 2018, between INOP Acquisitions, LLC and Birch Communications, LLC.
10.2	Office Lease, dated July 16, 2018, between 2630-2680 Skymark GP Ltd. And Primus Management ULC.
10.3	Separation Agreement, dated as of November 8, 2018, between Fusion LLC. and Gordon Hutchins, Jr.
10.4	Form of change in control agreement between Fusion Connect, Inc. and certain executive officers.
10.5	Employment Agreement, dated as of November 7, 2018, between Matthew D. Rosen and Fusion Connect, Inc.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document